Form 10-K
period 2001-12-31
TRAVELZOO INC
filed 2002-04-11
CIK 1133311

As filed with the Securities and Exchange Commission on April 11, 2002
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Financial Statements Only for the fiscal year ended December 31, 2001
or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _________________
Commission file number:   333-55026
TRAVELZOO INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-441572 (I.R.S. Employer Identification No.)

800 West El Camino Real Suite 180 Mountain View, California 94040 (650) 943-2400 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

At April 1, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $_________*.

*As of December 31, 2001, all the voting and non-voting common stock of the registrant was held by affiliates. Upon consummation of a merger approved on March 15, 2002, Travelzoo.com Corporation will be merged with and into the registrant and the holders of shares of Travelzoo.com Corporation who elect to participate in the merger will become stockholders of the registrant.

At April 9, 2002, 19,425,147 shares of our common stock were outstanding.

Documents Incorporated by Reference:         None

        Pursuant to Securities Exchange Act Rule 15d-2, the registrant hereby files this Special Financial Report containing the audited financial statements of Travelzoo.com Corporation and Affiliate for the fiscal year ended December 31, 2001.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Independent Auditors’ Report

The Board of Directors and Stockholders
Travelzoo.com Corporation:

We have audited the accompanying combined balance sheets of Travelzoo.com Corporation and affiliate (collectively, the Companies) as of December 31, 2001 and 2000, and the related combined statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These combined financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying combined financial statements include the accounts of Travelzoo.com Corporation and affiliate, as defined in Note 1(a). The combined financial statements present the combined accounts of entities majority-owned by a principal stockholder engaged in the operation of the www.Travelzoo.com website.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Travelzoo.com Corporation and affiliate as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
January 25, 2002, except as to Note 10,
which is as of March 15, 2002

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Combined Balance Sheets

	December 31,
	2001	2000
Assets
Current assets:
Cash	$609,919	45,586
Accounts receivable, less allowance for doubtful accounts of $55,228 and $145,144 as of December 31, 2001 and December 31, 2000, respectively	892,337	783,960
Deposits	32,508	110,752
Prepaid expenses and other current assets	18,179	110,998
Deferred income taxes	65,051	111,113
Total current assets	1,617,994	1,162,409
Deferred income taxes	15,298	—
Property and equipment, net	137,200	194,315
Intangible assets, net	360,238	196,667
Total assets	$2,130,730	1,553,391
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$175,351	176,892
Accrued expenses	284,318	223,263
Deferred revenue	86,721	2,500
Income tax payable	646,457	523,804
Payable to principal stockholder	—	50,216
Total current liabilities	1,192,847	976,675
Deferred income taxes	—	2,568
Total liabilities	1,192,847	979,243
Commitments and contingency
Stockholders' equity:
Common stock	78,173	78,173
Retained earnings	859,710	495,975
Total stockholders' equity	937,883	574,148
Total liabilities and stockholders' equity	$2,130,730	1,553,391
See accompanying notes to combined financial statements

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Combined Statements of Operations

	Years ended December 31,
	2001	2000	1999
Revenues:
Advertising	$6,141,456	3,852,066	893,244
Commissions	6,482	97,451	61,015
Total revenues	6,147,938	3,949,517	954,259
Cost of revenues	304,081	282,195	132,803
Gross profit	5,843,857	3,667,322	821,456
Operating expenses:
Sales and marketing	3,274,747	1,484,495	350,720
General and administrative	1,354,088	1,201,982	326,686
Merger expenses	332,721	231,303	—
Total operating expenses	4,961,556	2,917,780	677,406
Income from operations	882,301	749,542	144,050
Interest income	2,702	—	—
Income before income taxes	885,003	749,542	144,050
Income taxes	521,268	387,856	38,646
Net income	$363,735	361,686	105,404
Pro forma net income per share (Note 1(b))(unaudited):
Pro forma basic and diluted net income per share	$.02	.02	.01
Shares used in computing pro forma basic net income per share	19,425,147	19,372,791	19,323,064
Shares used in computing pro forma diluted net income per share	19,425,147	19,466,810	19,355,147
See accompanying notes to combined financial statements

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Combined Statements of Stockholders' Equity
Years Ended December 31, 2001, 2000 and 1999

	Common stock
	Travelzoo.com Corporation		Travelzoo Inc.		Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Earnings	equity
Balances, December 31, 1998	11,155,874	$10,000	8,129,273	$50,000	28,885	88,885
Net income	—	—	—	—	105,404	105,404
Balances, December 31, 1999	11,155,874	10,000	8,129,273	50,000	134,289	194,289
Issuance of common stock upon exercise of options	70,000	3,500	—	—	—	3,500
Stock-based compensation expense	—	9,221	—	—	—	9,221
Issuance of common stock to directors	70,000	5,452	—	—	—	5,452
Net income	—	—	—	—	361,686	361,686
Balances, December 31, 2000	11,295,874	28,173	8,129,273	50,000	495,975	574,148
Issuance of common stock to Travelzoo.com Corporation	—	—	11,295,874	—	—	—
Net income	—	—	—	—	363,735	363,735
Balances, December 31, 2001	11,295,874	$28,173	19,425,147	$50,000	859,710	937,883
See accompanying notes to combined financial statements

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Combined Statements of Cash Flows

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$363,735	361,686	105,404
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	138,628	54,914	5,795
Deferred income taxes	28,196	(93,381)	(10,870)
Provision for losses on accounts receivable	(88,507)	135,144	10,000
Loss on disposal of property and equipment	567	4,212	—
Stock-based compensation expense	—	9,221	—
Non-cash revenues other than barter	(16,449)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,870)	(591,562)	(280,806)
Deposits	78,244	(102,566)	(5,055)
Prepaid expenses and other current assets	92,819	(92,765)	(10,534)
Accounts payable	(1,541)	113,086	55,330
Accrued expenses	61,055	134,806	93,909
Deferred revenue	11,384	(3,300)	5,800
Income tax payable	122,653	479,881	34,466
Payable to principal stockholder	(216)	(831)	1,047
Net cash (used in) provided by operating activities	770,698	408,545	4,486
Cash flows from investing activities:
Purchase of property and equipment	(31,365)	(227,589)	(17,601)
Purchases of intangible assets	(125,000)	(200,000)	—
Loan repayment by principal stockholder	—	—	12,000
Net cash used in investing activities	(156,365)	(427,589)	(5,601)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,500	—
Loans from principal stockholder	—	50,000	—
Repayment of loans from principal stockholder	(50,000)	—	—
Cash provided by (used in) financing activities	(50,000)	53,500	—
Net increase (decrease) in cash	564,333	34,456	(1,115)
Cash at beginning of year	45,586	11,130	12,245
Cash at end of year	$609,919	45,586	11,130
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$385,102	1,356	15,050
Non-cash investing activity - intangible asset acquired for future advertising services	89,286	—	—
See accompanying notes to combined financial statements

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

(1)     Summary of Significant Accounting Policies

(a)	Description of Business and Basis of Presentation

The accompanying combined financial statements include the accounts of Travelzoo.com Corporation and its majority-owned subsidiary, Travelzoo Inc., consolidated with its subsidiaries (collectively, the Companies). The combined financial statements present the Companies on a combined basis because of their common ownership by Mr. Ralph Bartel (the Principal Stockholder), and because these entities combined represent the historical operations of the www.Travelzoo.com website business. Travelzoo.com was incorporated in the Bahamas on May 21, 1998. Travelzoo Inc. was incorporated in Delaware as a wholly- owned subsidiary of Travelzoo.com Corporation on January 18, 2001. The Companies operate the www.Travelzoo.com website, which provides an online advertising medium for the travel industry. All intercompany transactions have been eliminated in combination.

Prior to January 22, 2001, Travelzoo.com Corporation operated the website through service agreements with Silicon Channels Corporation. Silicon Channels Corporation was also founded by the Principal Stockholder and incorporated in California on September 28, 1998. Under the latest service agreement dated January 2, 1999 and in effect for the period from January 2, 1999 to January 22, 2001, Silicon Channels Corporation operated the website, produced and distributed a newsletter and sold advertising in return for 50% of the income before income taxes generated from the website. Prior to January 2, 1999, Silicon Channels Corporation received 5% of the net income generated by the website under a service agreement with Travelzoo.com Corporation dated October 10, 1998. The January 2, 1999 service agreement was terminated on January 22, 2001 in connection with the merger of Silicon Channels Corporation and Travelzoo Inc. described below.

On January 22, 2001, the Principal Stockholder contributed all the outstanding shares of common stock of Silicon Channels Corporation to Travelzoo Inc. in exchange for 8,129,273 shares of common stock of Travelzoo Inc. and options to acquire 2,158,349 shares of common stock of Travelzoo Inc. at $1.00 per share. Silicon Channels Corporation became a wholly-owned subsidiary of Travelzoo Inc. as a result of the contribution. The transaction was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. have been restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.

As of December 31, 2001, the Principal Stockholder owned approximately 52% of the outstanding common stock of Travelzoo.com Corporation. The 48% of Travelzoo.com Corporation not owned by the Principal Stockholder was owned by approximately 700,000 individual stockholders. As of December 31, 2001, Travelzoo.com Corporation owned 58% of the outstanding common stock of Travelzoo Inc. and the Principal Stockholder owned the remaining 42%.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. will be the surviving entity. Each share of Travelzoo.com Corporation outstanding at the consummation of the proposed merger will be exchanged for one share of Travelzoo Inc. The proposed merger will be consummated upon approval of the holders of a majority of the outstanding common stock of Travelzoo.com Corporation and the registration of the common stock of Travelzoo Inc. with the U.S. Securities and Exchange Commission. The proposed merger will be accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. will be carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. will be restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation.

The following unaudited pro forma financial information for the three-year period ended December 31, 2001 is presented to give effect to the proposed merger between Travelzoo.com Corporation and Travelzoo Inc. on the accompanying historical combined statement of stockholders’ equity as if the merger had been consummated on January 1, 1999 using the proposed exchange ratio. The pro forma presentation assumes all stockholders elect to exchange their shares.

	Common Stock		Additional		Total
	Travelzoo Inc.		Paid-in	Retained	stockholders'
	Shares	Amount	capital	earnings	Equity
Balances, December 31, 1998	19,285,147	$192,851	(132,851)	28,885	88,885
Net income	—	—	—	105,404	105,404
Balances, December 31, 1999	19,285,147	192,851	(132,851)	134,289	194,289
Issuance of common stock upon exercise of options	70,000	700	2,800	—	3,500
Stock-based compensation expense	—	—	9,221	—	9,221
Issuance of common stock to directors	70,000	700	4,752	—	5,452
Net income	—	—	—	361,686	361,686
Balances, December 31, 2000	19,425,147	194,251	(116,078)	495,975	574,148
Net income	—	—	—	363,735	363,735
Balances, December 31, 2001	19,425,147	$194,251	(116,078)	859,710	937,883

(b)	Pro Forma Net Income Per Share (Unaudited)

Pro forma net income per share gives effect to the proposed merger between Travelzoo.com Corporation and Travelzoo Inc. described in Note 1(a) as if the merger had been consummated on January 1, 1999 using the proposed exchange ratio. The pro forma presentation assumes all stockholders elect to exchange their shares.

Pro forma basic net income per share is computed using the weighted-average number of outstanding shares of common stock and shares vested under the board of directors’ share program (see Note 5). Pro forma diluted net income per share is computed using the weighted-average number of outstanding shares of common stock described above and dilutive potential common stock from options to purchase common stock using the treasury method and unvested shares issuable under the directors’ program. A reconciliation of the weighted-average basic number of shares and the weighted-average diluted number of shares used in the calculations follows:

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

	Years ended December 31,
	2001	2000	1999
Weighted-average basic number of shares	19,425,147	19,372,791	19,323,064
Effect of directors shares vesting	—	—	32,083
Effect of employee stock options	—	94,019	—
Weighted-average diluted number of shares	19,425,147	19,466,810	19,355,147

For all periods presented, 2,158,349 options to purchase shares of common stock at $1.00 per share were not included in the calculation of pro forma diluted income per share because their effect was antidilutive. In 2001, options to purchase 210,000 shares of common stock at an exercise price of $2.00 also were excluded for the same reason.

(c)	Use of Estimates

Management of the Companies have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(d)	Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of three years.

(e)	Intangible Assets

In December 2000, the Companies purchased the Internet domain name Weekend.com for cash of $200,000. In October 2001, the Companies purchased the Internet domain name Weekends.com for $125,000 in cash and $89,286 in future advertising services. These intangible assets are stated at cost, net of accumulated amortization and are being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $3,333 and $50,715 was recorded in 2000 and 2001, respectively.

On January 22, 2001, the Principal Stockholder transferred ownership of the Travelzoo trademark to the Companies. The transfer was recorded at the historical cost basis of the Principal Stockholder of $-0-.

(f)	Revenue Recognition

Revenue consists of advertising and commissions from e-commerce transactions. Advertising revenues are derived principally from the sale of display advertising, classified advertising, and banner advertising on the www.Travelzoo.com website. Commissions are generated from bookings of travel services through customer advertising on the www.Travelzoo.com website.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured. If advertising is displayed within one month, revenues are recognized at the end of the display period. If advertising is displayed over two or more months, revenues are recognized ratably over the period. To the extent that the minimum guaranteed impressions are not met during the contract period, the Companies defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising are recognized based on the number of impressions displayed or clickthroughs delivered during the period.

The Companies have outsourced part of their advertising sales and production activities to DoubleClick, Inc. (DoubleClick). Under the terms of the agreement with DoubleClick, the Companies receive a portion of the revenue received by DoubleClick from customers for the display of advertising on the www.Travelzoo.com website. The Companies record these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the www.Travelzoo.com website was $600,454, $430,130, and $137,159 for the years ended December 31, 2001, 2000, and 1999, respectively. The Companies’ share of this income, which has been recorded as revenue, was $332,736, $231,885, and $66,691 for the years ended December 31, 2001, 2000, and 1999, respectively.

Commissions are recorded as the net amount received by the Companies and are recognized in the period in which the commissions earned are reported to the Companies by the e-commerce partner.

Revenues from advertising barter transactions are recognized in the period during which the advertisements are displayed on the www.Travelzoo.com website. Expenses from barter transactions are recognized in the period during which the advertisements are displayed on the barter partner’s website. Barter transactions are recorded at the fair value of the advertising provided based on cash received by the Companies for transactions involving similar types of advertising during the six months preceding the transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. The amounts included in advertising revenues and sales and marketing expenses for barter transactions were $-0-, $37,000, and $83,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

In October 2001, the Companies completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Companies paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered. During 2001, $16,449 of revenue related to this arrangement was recognized.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

(g)	Advertising Costs

Advertising costs (including barter advertising) amounted to $2,264,488, $1,161,800, and $169,374 for the years ended December 31, 2001, 2000, and 1999, respectively.

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Companies account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)	Stock-Based Compensation

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Companies have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for fixed plan stock awards to employees. Deferred stock-based compensation for options granted to employees is determined as the excess of the fair value of the Companies’ common stock over the exercise price on the date options were granted. Stock-based compensation is amortized over the vesting period of the individual award.

(k)	Website Development Costs

Prior to June 30, 2000, website development costs were expensed as incurred. The Companies adopted EITF Issue No. 00-02, Accounting for Website Development Costs, on June 30, 2000. The adoption of EITF Issue No. 00-02 did not have a significant impact on the combined financial statements. Subsequent to the adoption of EITF No. 00-02, no website development costs that qualify for capitalization have been incurred.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

(l)	Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, established accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Companies adopted SFAS No. 133 on January 1, 2001. The adoption did not have an impact on the combined financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Companies adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the combined financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Companies will adopt SFAS No. 142 as of the beginning of fiscal 2002 and the effect of adoption will not have a material impact on the combined financial statements since there is no recorded goodwill.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. The Companies will adopt SFAS No. 143 at the beginning of 2002, and the adoption will not have a material impact on the combined financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Impairment of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to the Companies' financial statements beginning in 2002. The adoption of this statement will not have a material impact on the combined financial statements.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

(2)      Allowance for Doubtful Accounts

        The details of changes to the Companies’ allowance for doubtful accounts are as follows:

Balance at December 31, 1998	—
Additions - charged to costs and expenses	$10,000
Deductions	—
Balance at December 31, 1999	10,000
Additions - charged to costs and expenses	135,144
Deductions	—
Balance at December 31, 2000	145,144
Additions - credited to costs and expenses, net	(88,507)
Deductions - write-offs	(1,409)
Balance at December 31, 2001	$55,228

(3)     Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2001	2000
Computer hardware and software	$182,461	182,461
Office equipment	95,063	65,407
	277,524	247,868
Less accumulated depreciation	140,324	53,553
Total	137,200	194,315

(4)     Payable to Principal Stockholder

Payable to principal stockholder includes unsecured loans payable of $50,000 and expense reimbursements payable of $216 as of December 31, 2000. The loans did not bear interest and were repaid on March 31, 2001.

(5)     Common Stock

(a)	Travelzoo.com Corporation
As of December 31, 2001 and 2000, the authorized common stock of Travelzoo.com Corporation comprised 2,000,000 shares of series $.01 par value common stock and 20,000,000 shares of series $-0- par value common stock. Issued and outstanding common stock comprises 2,000,000 shares of series $0.01 par value common stock and 9,295,874 shares of series $-0- par value common stock as of December 31, 2000 and 2001. All series of common stock in Travelzoo.com Corporation have identical rights.

On September 2, 1998, Travelzoo.com Corporation issued 2,000,000 shares of series $0.01 par value and 4,000,000 shares of series $-0- par value common stock to the Principal Stockholder for cash proceeds of $10,000. On the same date, Travelzoo.com Corporation also issued for $-0- cash consideration, 5,155,874 shares of series $-0- par value common stock to approximately 700,000 individuals who had applied for shares during the period from May to July 1998 via the www.Travelzoo.com website.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

On February 20, 1999, a stock program for directors was adopted providing that each director of Travelzoo.com Corporation will receive 10,000 shares of Travelzoo.com Corporation’s common stock as compensation for their services provided in 1999, and that if a director vacated his office prior to year-end, the number of shares of common stock earned will be prorated for the period served. Under this program, the directors earned a total of 70,000 shares of common stock for services provided in 1999. Compensation expense based on the fair value of the stock on the date of grant of $5,452 was accrued in the combined statement of operations for the year ended December 31, 1999, and the shares of common stock were issued in December 2000.

In March 2000, the Board of Directors of Travelzoo.com Corporation authorized a 2-for-1 stock split of Travelzoo.com Corporation’s common stock. This stock split was effective as of December 1, 2000. All affected share amounts in the accompanying combined financial statements and notes have been presented to reflect retroactively this stock split.

During 2000, Travelzoo.com Corporation granted to an employee of Silicon Channels Corporation options to purchase 334,676 shares of common stock with an exercise price of $0.05 and a two-year vesting period. In September 2000, upon the termination of the employee, 70,000 options were fully vested under the original terms of the grant and the remaining unvested options were forfeited. The Company recorded stock-based compensation in 2000 of $9,221 based on the intrinsic value of the options that vested. The 70,000 vested options were exercised in September 2000. There are no outstanding stock options as of December 31, 2001.

(b)	Travelzoo Inc.

As of December 31, 2001, the authorized capital stock of Travelzoo Inc. comprised 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2001, 19,425,147 shares of common stock and no shares of preferred stock were issued and outstanding. In January 2001, Travelzoo Inc. issued 11,295,874 shares of common stock to Travelzoo.com Corporation and 8,129,273 shares of common stock to the Principal Stockholder for all outstanding shares of common stock of Silicon Channels Corporation. The shares of common stock of Silicon Channels Corporation were originally issued to the Principal Stockholder in 1998 for cash proceeds of $50,000.

As part of the consideration issued for the outstanding shares of Silicon Channels Corporation, Travelzoo Inc. also issued to the Principal Stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 and expire in January 2011.

In October 2001, Travelzoo Inc. granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

(6)      Income Taxes

        Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 consisted of the following:

	Current	Deferred	Total
2001:
Federal	384,153	21,846	405,999
State	108,669	6,350	115,019
Foreign	250	—	250
	$493,072	28,196	521,268

2000:
Federal	380,265	(79,706)	300,559
State	100,722	(13,675)	87,047
Foreign	250	—	250
	$481,237	(93,381)	387,856

1999:
Federal	35,013	(9,473)	25,540
State	14,253	(1,397)	12,856
Foreign	250	—	250
	$49,516	(10,870)	38,646

Income tax expense for the years ended December 31, 2001, 2000, and 1999, differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Companies' level of pretax income as a result of the following:
	2001	2000	1999
Federal tax at statutory rates	$307,423	254,844	26,195
State taxes, net of federal income tax benefit	99,146	57,451	10,713
Foreign taxes	250	250	250
Non-deductible merger expenses and other	114,449	75,311	1,488
Total income tax expense	$521,268	387,856	38,646

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

The types of temporary differences that give rise to significant portions of the Companies' deferred tax assets and liabilities as of December 31, 2001, and 2000, are as follows:

	2001	2000
Deferred tax assets:
Accruals and allowances	28,104	80,018
State income taxes	36,948	31,095
Capitalized start-up costs	1,531	2,115
Property and equipment	3,968	—
Intangible assets	13,073	—
Gross deferred tax assets	83,624	113,228

Deferred tax liabilities:
State income taxes	(3,275)	—
Property and equipment	—	(4,683)
Gross deferred tax liabilities	(3,275)	(4,683)
Net deferred tax assets	80,349	108,545

No valuation allowance has been recorded for the deferred tax assets because management believes that the Companies are more likely than not to generate sufficient future taxable income to realize the related tax benefits.

(7)      Significant Customer Information and Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance.

The Companies’ chief operating decision-maker, as defined in SFAS No. 131, is considered to be the Principal Stockholder. The Principal Stockholder reviews separate financial information for Travelzoo.com Corporation and Travelzoo Inc. Reportable segment information for each company is as follows:

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

	Year ended December 31, 1999
	Travelzoo.com Corporation	Travelzoo Inc.	Eliminations	Combined
Revenue from external customers	$—	954,259	—	954,259
Revenue from income sharing arrangements	89,430	—	(89,430)	—
Total revenues	$89,430	954,259	(89,430)	954,259
Segment income before income taxes	$78,969	65,081	—	144,050
Depreciation	$—	5,795	—	5,795
Total assets as of December 31, 1999	$119,647	397,253	(112,104)	404,796

	Year ended December 31, 2000
	Travelzoo.com Corporation	Travelzoo Inc.	Eliminations	Combined
Revenue from external customers	$—	3,949,517	—	3,949,517
Revenue from income sharing arrangements	434,468	—	(434,468)	—
Total revenues	434,468	3,949,517	(434,468)	3,949,517
Segment income before income taxes	$218,582	530,960	—	749,542
Depreciation	$—	51,581	—	51,581
Total assets as of December 31, 2000	$599,715	1,766,397	(810,606)	1,555,506

	Year ended December 31, 2001
	Travelzoo.com Corporation	Travelzoo Inc.	Eliminations	Combined
Revenue from external customers	$—	6,147,938	—	6,147,938
Revenue from income sharing arrangements	59,333	—	(59,333)	—
Total revenues	$59,333	6,147,938	(59,333)	6,147,938
Segment income before income taxes	$36,498	848,505	—	885,003
Depreciation	$—	87,913	—	87,913
Total assets as of December 31, 2001	$656,456	2,563,055	(1,085,506)	2,134,005

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

To date, substantially all assets and customers of the Companies have been located in the United States of America.

Significant customer information is as follows:

	Percentage of Total Revenue			Percentage of Accounts Receivable
	Years ended December 31,			December 31,
Customer	1999	2000	2001	1999	2000	2001
A	7%	6%	5%	10%	16%	3%
B	10%	3%	5%	—	4%	9%
C	23%	22%	15%	39%	16%	19%
D	10%	11%	—	22%	—	—
E	1%	4%	1%	3%	11%	—
F	—	8%	13%	—	9%	15%
G	—	4%	5%	—	9%	—
H	—	—	7%	—	—	11%

(8)      Commitments and Contingency

The Companies lease office space in Mountain View, California, and in New York City, New York, under operating leases which expire on May 31, 2002. The future minimum rental payments under these operating leases as of December 31, 2001, total $119,818.

Rent expense was $302,355, $154,498, and $75,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Companies’ offering of “free shares” over the Internet in 1998 was not registered with the United States Securities and Exchange Commission (SEC). The SEC has not asserted any violation of law by the Companies; however, the SEC has indicated that programs for issuing shares such as the Companies’ “free share” offering should be registered with the SEC or qualify for an exemption from such a registration. Federal and state laws provide remedies for persons who acquire securities in an offering that was not registered with the SEC and did not qualify for any exemption from registration. Remedies include rescission, which means that the stockholders would return the securities to the seller and the seller would be required to return the purchase price, and damages for losses incurred in cases where the purchaser no longer holds the securities. The Companies believe that no significant liability exists for potential remedies available under securities laws to recipients of “free shares” primarily since no cash consideration was received for the shares.

(9)     Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2001 and 2000.

TRAVELZOO.COM CORPORATION
AND AFFILIATE

Notes to Combined Financial Statements
December 31, 2001, 2000, and 1999

	Quarters ended,
	Dec 31, 2001	Sept 30, 2001	June 30, 2001	Mar 31, 2001	Dec 31, 2000	Sept 30, 2000	June 30, 2000	Mar 31, 2000
Revenues:
Advertising	$ 1,723	1,574	1,537	1,308	1,163	1,088	873	728
Commissions	—	1	3	3	5	52	21	19
Total revenues	1,723	1,575	1,540	1,311	1,168	1,140	894	747
Cost of revenues	79	74	75	77	56	97	74	55
Gross profit	1,644	1,501	1,465	1,234	1,112	1,043	820	692
Operating expenses:
Sales and marketing	1,115	920	790	450	343	444	388	309
General and administrative	418	373	366	197	532	240	283	147
Merger expenses	29	62	113	128	231	—	—	—
Total operating expenses	1,562	1,355	1,269	775	1,106	684	671	456
Income from operations	82	146	196	459	6	359	149	236
Interest income	1	1	1	—	—	—	—	—
Income before income taxes	83	147	197	459	6	359	149	236
Income taxes	68	86	127	241	81	146	63	98
Net income (loss)	$ 15	61	70	218	(75)	213	86	138
Pro forma basic and diluted net income per share	$ —	—	.01	.01	(.01)	.01	.01	.01

(10)      Subsequent Events

On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. whereby Travelzoo Inc. will be the surviving entity.

In March 2002, Travelzoo Inc. granted to each director fully vested and exercisable options to purchase 5,000 shares of common stock with an exercise price of $3.00 for their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Special Financial Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on April 9, 2002.

TRAVELZOO INC.
By:	/s/ Ralph Bartel
Ralph Bartel Chairman of the Board, Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ralph Bartel Ralph Bartel	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	April 9, 2002
/s/ Lisa Su Lisa Su	Controller (Chief Accounting Officer)	April 9, 2002
/s/ David J. Ehrlich David J. Ehrlich	Director	April 8, 2002
/s/ Donovan Neale-May Donovan Neale-May	Director	April 9, 2002
/s/ Kelly M. Urso Kelly M. Urso	Director	April 8, 2002