Form 10-Q
period 2002-03-31
TRAVELZOO INC
filed 2002-05-15
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 333-55026

TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-441572 (I.R.S. Employer Identification No.)

800 West El Camino Real, Suite 180, Mountain View, California 94040
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (650) 943-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]      No [  ]

The number of shares outstanding of each class of our common equity as of May 15, 2002 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 19,425,147
TRAVELZOO INC.

Table of Contents
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Combined Financial Statements

	Condensed Combined Balance Sheets at March 31, 2002 and December 31, 2001	1

	Condensed Combined Statements of Operations for the three months ended March 31, 2002 and 2001	2

	Condensed Combined Statements of Cash Flows for the three months ended March 31, 2002 and 2001	3

	Notes to Condensed Combined Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	23
PART I.        FINANCIAL INFORMATION

Item 1.          Unaudited Condensed Combined Financial Statements

TRAVELZOO.COM CORPORATION AND AFFILIATE Condensed Combined Balance Sheets (Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash	$411,826	$609,919
Accounts receivable, less allowance for doubtful
accounts of $72,516 and $55,228 as of March 31,
2002 and December 31, 2001, respectively	997,324	892,337
Deposits	36,858	32,508
Prepaid expenses and other current assets	29,574	18,179
Deferred income taxes	65,051	65,051

Total current assets	1,540,633	1,617,994

Deferred income taxes	15,298	15,298
Property and equipment, net	119,125	137,200
Intangible assets, net	339,523	360,238

Total assets	2,014,579	2,130,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	229,949	175,351
Accrued expenses	262,964	284,318
Deferred revenue	148,580	86,721
Income tax payable	297,715	646,457
Payable to principal stockholder	1,748	—

Total liabilities	940,956	1,192,847

Commitments

Stockholders’ equity:
Common stock	78,173	78,173
Retained earnings	995,450	859,710

Total stockholders’ equity	1,073,623	937,883

Total liabilities and stockholders’ equity	$2,014,579	$2,130,730

See accompanying notes to unaudited condensed combined financial statements.

TRAVELZOO.COM CORPORATION AND AFFILIATE Condensed Combined Statements of Operations (Unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues:
Advertising	$1,965,828	$1,308,314
Commissions	196	2,709

Total revenues	1,966,024	1,310,843

Cost of revenues	85,829	76,619

Gross profit	1,880,195	1,234,224

Operating expenses:
Sales and marketing	996,103	450,156
General and administrative	562,318	196,681
Merger expenses	54,538	128,320

Total operating expenses	1,612,959	775,157

Income from operations	267,236	459,067
Interest income	1,137	—

Income before income taxes	268,373	459,067
Income taxes	132,633	240,829

Net income	135,740	218,238

Pro forma basic and diluted net income per share	$0.01	$0.01
Shares used in computing pro forma basic and diluted
net income per share	19,425,147	19,425,147

See accompanying notes to unaudited condensed combined financial statements.

TRAVELZOO.COM CORPORATION AND AFFILIATE Condensed Combined Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,740	$218,238
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	44,051	30,872
Provision for losses on accounts receivable	29,288	(128,263)
Non-cash revenues other than barter	(3,410)	—
Changes in operating assets and liabilities:
Accounts receivable	(134,275)	264,686
Deposits	(4,350)	89,190
Prepaid expenses and other current assets	(11,395)	83,861
Accounts payable	54,598	(76,123)
Accrued expenses	(21,354)	19,874
Deferred revenue	65,269	3,816
Income tax payable	(348,742)	(4,773)
Payable to principal stockholder	1,748	(126)

Net cash (used in) provided by operating activities	(192,832)	501,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,261)	(3,834)

Net cash used in investing activities	(5,261)	(3,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from principal stockholder	—	(50,000)

Cash used in financing activities	—	(50,000)

Net increase (decrease) in cash	(198,093)	447,418
Cash at beginning of period	609,919	45,586

Cash at end of period	$411,826	$493,004

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$481,375	$245,602

See accompanying notes to unaudited condensed combined financial statements.

TRAVELZOO.COM CORPORATION AND AFFILIATE
Notes to Condensed Combined Financial Statements
(Unaudited)

1)	Description of Business and Basis of Presentation

The accompanying combined condensed financial statements include the accounts of Travelzoo.com Corporation and its majority-owned subsidiary, Travelzoo Inc., consolidated with its subsidiaries (collectively, the Companies). The combined financial statements present the Companies on a combined basis because of their common ownership by Mr. Ralph Bartel (the principal stockholder), and because these entities combined represent the historical operations of the Travelzoo business. Travelzoo.com Corporation was incorporated in the Bahamas on May 21, 1998. Travelzoo Inc. was incorporated in Delaware as a wholly- owned subsidiary of Travelzoo.com Corporation on January 18, 2001. The Companies publish the Travelzoo website, the Travelzoo Top 20 e-mail newsletter and the Weekend.com e-mail newsletter, which provide online advertising opportunities for the travel industry. All intercompany transactions have been eliminated in combination.

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

As of March 31, 2002, the principal stockholder owned approximately 52% of the outstanding common stock of Travelzoo.com Corporation. The 48% of Travelzoo.com Corporation not owned by the principal stockholder was owned by approximately 700,000 individual stockholders. As of March 31, 2002, Travelzoo.com Corporation owned 58% of the outstanding common stock of Travelzoo Inc. and the principal stockholder owned the remaining 42%.

TRAVELZOO.COM CORPORATION AND AFFILIATE
Notes to Condensed Combined Financial Statements
(Unaudited)

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. will be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware; stockholders will have a period of two years to exchange their shares of Travelzoo.com Corporation for shares of Travelzoo Inc. The merger will be accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. will be carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. will be restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results for Travelzoo Inc. will be identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc. reported herein.

The accompanying unaudited condensed combined financial statements have been prepared by the Companies in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of the management, the accompanying unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Companies, and their results of operations and cash flows. These financial statements should be read in conjunction with the Companies’ audited combined financial statements and related notes as of and for the year ended December 31, 2001, included in Travelzoo Inc.‘s Form 10-K filed with the Securities and Exchange Commission on April 11, 2002.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future period, and the Company makes no representations related thereto.

2)	Pro Forma Net Income Per Share

Pro forma net income per share gives effect to the proposed merger between Travelzoo.com Corporation and Travelzoo Inc. described in Note 1 as if the merger had been consummated on January 1, 2001 using the merger exchange ratio. The pro forma presentation assumes all stockholders elect to exchange their shares.

During the first three months of 2001 and 2002, there were no forms of dilutive potential common shares outstanding. Therefore, the denominator is the same for the calculation of pro forma basic and diluted net income per share.

During the first three months of 2001 and 2002, 2,158,349 options to purchase shares of common stock at $1.00 per share were not included in the calculation of pro forma diluted net income per share because their effect was antidilutive. In the first three months of 2002, additional options to purchase 245,000 shares of common stock at exercise prices of $2.00–$3.00 also were excluded for the same reason.

TRAVELZOO.COM CORPORATION AND AFFILIATE
Notes to Condensed Combined Financial Statements
(Unaudited)

3)	Revenue Recognition

Revenue consists of advertising and commissions from e-commerce transactions. Advertising revenues are derived principally from the sale of display advertising, classified advertising, and banner advertising on the Travelzoo website. Commissions are generated from bookings of travel services through customer advertising on the Travelzoo website.

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

The Companies have outsourced part of their advertising sales and production activities to DoubleClick, Inc. (DoubleClick). Under the terms of the agreement with DoubleClick, the Companies receive a portion of the revenue received by DoubleClick from customers for the display of advertising on the Travelzoo website. The Companies record these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $25,121 and $204,191 for the three months ended March 31, 2002 and 2001, respectively. The Company’s share of this income, which has been recorded as revenue, was $12,058 and $113,990 for the three months ended March 31, 2002 and 2001, respectively.

Commissions are recorded as the net amount received by the Companies and are recognized in the period in which the commissions earned are reported to the Companies by the e-commerce partner.

In October 2001, the Companies completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Companies paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered. During the three months ended March 31, 2002, $3,410 of revenue related to this arrangement was recognized.

4)	Commitments

The Company leases office space in Mountain View, California, and in New York City, New York, under operating leases which expire on June 30, 2002 and May 31, 2003, respectively. The future minimum rental payments under these operating leases as of March 31, 2002, total $133,639.

TRAVELZOO.COM CORPORATION AND AFFILIATE
Notes to Condensed Combined Financial Statements
(Unaudited)

5)	Significant Customer Information and Segment Reporting

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

The Companies’ chief operating decision-maker, as defined in SFAS No. 131, is considered to be the principal stockholder and Chief Executive Officer (CEO). The CEO reviews financial information presented on a combined basis for purpose of making operating decisions and accessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying combined statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended March 31, 2002 and 2001, all material assets and revenues of the Company were in the United States.

Significant customer information is as follows:

	Percent of total revenue		Percent of accounts receivable
	Three months ended March 31,		March 31,
Customer	2001	2002	2001	2002
A	*	*	24%	*
B	18%	16%	13%	20%
C	13%	*	18%	15%
D	12%	–	*	–
E	–	16%	–	18%

All of the above customers are located in the United States of America.

* Less than 10%

6)	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Companies adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the combined financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Companies adopted SFAS No. 142 as of the beginning of fiscal 2002 and the effect of adoption did not have a material impact on the combined financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. The Companies adopted SFAS No. 143 at the beginning of 2002, and the adoption did not have a material impact on the combined financial statements.

TRAVELZOO.COM CORPORATION AND AFFILIATE
Notes to Condensed Combined Financial Statements
(Unaudited)

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to the Companies financial statements beginning in 2002. The adoption of this statement did not have a material impact on the combined financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Companies beginning in 2003, and the effect of adoption is not expected to have a material impact on the combined financial statements.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Travelzoo's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

        Travelzoo publishes the Travelzoo website (www.travelzoo.com), the Travelzoo Top 20 e-mail newsletter, and the Weekend.com e-mail newsletter, which provide advertising opportunities for the travel industry. We believe that travel companies, because of the quickly expiring nature of their inventory, need fast and efficient ways to promote special offers and last-minute sales. Through our Travelzoo website, our Travelzoo Top 20 newsletter, and by using our listing management software, travel companies can inform Internet users about their specials in a fast, flexible, and cost-effective manner. Our revenues are primarily derived from advertising placed on the Travelzoo website.

Critical Accounting Policies

        We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition and the provision for doubtful accounts. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

        We classify our revenues as follows:

  Advertising revenues, consisting of listing fees paid by travel companies to advertise their special offers on the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, and banner advertising sales through DoubleClick, Inc. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Banner advertising rates are based on CPM rates (cost per thousand impressions). Smaller advertising agreements—typically $2,000 or less per month—typically renew automatically each month if they are not terminated by the customer. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

  Commissions revenue, consisting of commissions paid by customers for generating sales through the Travelzoo website.

        We recognize revenue as follows:

  Advertising Revenues. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured. If advertising is displayed within one month, revenues are recognized at the end of the display period. If advertising is displayed over two or more months, revenues are recognized ratably over the period. To the extent that the minimum guaranteed impressions are not met during the contract period, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising are recognized based on the number of impressions displayed or clickthroughs delivered during the period. We recognize revenues from barter transactions in the period during which the advertisements are displayed on the Travelzoo website. Expenses from barter transactions are recognized in the period during which the advertisements are displayed on the barter partner’s website. Barter transactions are recorded at the fair value of the advertising provided based on cash received by us for similar types of advertising within six months. These transactions involve the receipt by us of advertising services on other websites in exchange for advertising services on the Travelzoo website. Our last barter arrangement expired on April 21, 2000.

  Commissions. We record commissions as the net amount received. We recognize the revenue in the period that the commissions earned are reported to Travelzoo by the e-commerce partner. Typically, it takes e-commerce partners between two weeks and three months to report commissions to us.

        Under these policies no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed probable. The Company evaluates each of these criteria as follows:

  Evidence of an arrangement: We consider a non-cancelable insertion order signed by the customer to be evidence of an arrangement.

  Delivery: Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

  Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

  Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, then we defer the revenue and recognize the revenue upon cash collection.
Costs and Expenses

        We classify our cost of revenue and operating expenses as follows:

  Cost of Revenues. Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff.

  Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, printing fees, sales and marketing compensation, including base salary and sales commissions, and telemarketing communications expenses. Sales commissions have remained relatively constant as a percentage of revenues, and we expect this to continue.

  General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense.

  Merger Expenses. Merger expenses consist of expenses relating to the registration statements and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc.
Provision for Doubtful Accounts

        We initially record a provision for doubtful accounts based on our historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit worthiness of the customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

Results of Operations

        The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three months ended
	March 31,

	2002	2001

	(As a Percentage of Total Revenues)
Revenues:
Advertising	100%	100%
Commissions	–	–

Total revenues	100	100
Cost of revenues	4	6

Gross profit	96	94
Operating expenses:
Sales and marketing	51	34
General and administrative	29	15
Merger expenses	3	10

Total operating expenses	83	59

Income from Operations	14	35

Interest Income	–	–
Income before income taxes	14	35
Income taxes	7	18

Net income	7%	17%

        For the three months ended March 31, 2002, we reported pre-tax income of approximately $268,000. As of March 31, 2002, we had retained earnings of approximately $995,000.

        We intend to devote significant resources to advertising and brand marketing programs designed to attract more site traffic and more travel companies listing their special offers on the Travelzoo website. As a result of our expansion plans and our expectation that operating expenses will increase significantly in the future, especially in the areas of sales and marketing, we cannot be sure that we will sustain profitability.

        Revenues

        Our total revenues increased to $2.0 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. The increase in our total revenues was due to an increase in advertising revenues.

  Advertising. Advertising revenue increased to $2.0 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. The increase resulted primarily from an increase in the number of travel companies advertising on the Travelzoo website.

  Commissions. Commissions revenue decreased to $200 for the three months ended March 31, 2002 from $3,000 for the three months ended March 31, 2001. The decrease resulted primarily from replacement of commission-based agreements with advertising agreements.

        Cost of Revenues

        Our cost of revenues increased to $86,000 for the three months ended March 31, 2002 from $77,000 for the three months ended March 31, 2001. As a percentage of revenue, cost of revenues decreased to 4% for the three months ended March 31, 2002 from 6% for the three months ended March 31, 2001. The decrease resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

        Operating Expenses
  Sales and Marketing. Sales and marketing expenses increased to $996,000 for the three months ended March 31, 2002 from $450,000 for the three months ended March 31, 2001. The increase in sales and marketing expenses was due to the decision by our management to hire more experienced sales personnel and more campaign managers (account managers for clients), open a sales office in New York and spend more cash on advertising to market the Travelzoo brand. In the three months ended March 31, 2002, advertising expenses accounted for 64% of marketing and sales expenses. In the three months ended March 31, 2001, advertising expenses accounted for 58% of marketing and sales expenses. Advertising activities during the two periods were of the same type (i.e. online advertising).

  General and Administrative. General and administrative expenses increased to $562,000 for the three months ended March 31, 2002 from $197,000 for the three months ended March 31, 2001. General and administrative expenses increased primarily due to an increase in expenses for office space. General and administrative expenses for the three months ended March 31, 2001 includes a credit of $128,000 for a reduction to the bad debt reserve principally due to the collection of a doubtful account.

  Merger Expenses. Merger expenses decreased to $55,000 for the three months ended March 31, 2002 from $128,000 for the three months ended March 31, 2001. Merger expenses related to the preparation of the registration statements filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. The expenses consist mostly of fees for professional services, primarily legal and accounting.
        Income Taxes

        For the three months ended March 31, 2002, we recorded an income tax provision of $133,000. For the three months ended March 31, 2001, we recorded an income tax provision of $241,000. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2001 and 2002.

Liquidity and Capital Resources

        As of March 31, 2002, we had $412,000 in cash. Cash decreased from $610,000 on December 31, 2001 primarily as a result of a decrease in income tax payable and increases in accounts receivable offset by net income. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs in the near future.

        Net cash used in operating activities in the three months ended March 31, 2002 was $193,000. Net cash provided by operating activities in the three months ended March 31, 2001 was $501,000. In the three months ended March 31, 2002, net cash used in operating activities resulted primarily from a decrease in income tax payable and an increase in accounts receivable offset by our net income, and an increase in deferred revenues. Accounts receivable increased because of higher sales. In the three months ended March 31, 2001, net cash generated from operating activities resulted primarily from our net income, adjusted for certain non-cash items, and decreases in accounts receivable, deposits, and prepaid expenses offset by decreases of accounts payable and accrued expenses.

        Net cash used in investing activities was $5,000 and $4,000 during the three months ended March 31, 2002 and 2001, respectively. In both periods, net cash was used in investing activities for equipment purchases.

        Net cash provided by financing activities was $0 in the three months ended March 31, 2002. Net cash used in financing activities was $50,000 for the three months ended March 31, 2001. In the three months ended March 31, 2001, net cash was used in financing activities for repayment of the loan by Ralph Bartel, the principal stockholder.

        Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the Travelzoo website, the Travelzoo Top 20 newsletter, the Weekend.com newsletter and expansion of our operations and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses and capital expenditures since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

        Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

RISK FACTORS

        Investing in our common stock involves a high degree of risk. Any or all of the risks listed below could have a material adverse effect on our business, our quarterly and annual operating results or financial condition, which could cause the market price of our stock to decline or cause substantial volatility in our stock price, in which event the value of your common stock could decline. You should also keep these risk factors in mind when you read forward-looking statements. We have identified all of the material risks which we believe may affect our business and the principal ways in which we anticipate that they may affect our business or financial condition.

Risks Related to Our Financial Condition and Business Model

Our limited operating history makes our business difficult to evaluate.

        We were incorporated and began generating revenues in May 1998. Accordingly, we have only a limited operating history for you to consider in evaluating our business. As a new company, we face risks and uncertainties relating to our ability to successfully implement our business plan. You must consider the risks, expenses and uncertainties which can materially affect the business of an early stage company like ours. These risks include uncertainty whether we will be able to:

  increase awareness of the Travelzoo brand;
  attract and retain additional travel companies to list their special offers with us;
  attract additional Internet users to the Travelzoo website;
  increase the functionality of our products and services;
  maintain our current, and develop new, business relationships;
  respond effectively to competitive pressures; and
  continue to develop and upgrade our technology.
We cannot assure you that we will sustain profitability.

        Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among travel companies and Internet users. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. In this case, the value of your shares could be reduced.

Fluctuations in our operating results may negatively impact our stock price.

        Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

  mismatches between resource allocation and customer demand due to difficulties in predicting customer demand in a new market;
  changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;
  the magnitude and timing of marketing initiatives;
  the maintenance and development of our strategic relationships;
  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;
  our ability to attract and retain key personnel;
  our ability to manage our anticipated growth and expansion;
  our ability to attract traffic to our website; and
  technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

        In addition, we plan to significantly increase our operating expenses to expand our sales and marketing, administration, maintenance and technical support and research and development groups. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

Our business model is unproven and may not be adaptable to a changing market.

        Our current revenue model depends on listing fees from travel companies using our website. Our revenue model and profit potential are unproven. If current customers decide not to continue listing their special offers with us and we are unable to replace them with new customers, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our website. It is possible that we will be required to further adapt our business model in response to additional changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected, which could reduce the value of your shares.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.

        We intend to continue to grow our business, and intend to fund our current operations, our anticipated growth and the costs of the proposed merger from the cash flow generated from our operations and our retained earnings. However, these sources may not be sufficient to meet our needs. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

        If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares.

        If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

Our business may be sensitive to recessions.

        The demand for online marketing solutions may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the amount of travel by consumers and the spending of travel companies. A recession could decrease consumer travel and cause travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. If the current economic downturn continues or worsens in the U.S. or abroad, our business and the value of your shares could be materially adversely affected.

Our business may be sensitive to events affecting the travel industry in general.

        The recent terrorist attacks on the United States have had a short-term negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on its customer industry. However, our business may also benefit if travel providers increase their efforts to promote special offers or other marketing programs through our website. If the events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business and the value of your shares.

There has been no active market for our shares.

        There has been no active market for our shares. We cannot assure you that an active market for our shares will develop. If no market develops, stockholders will not be able to readily sell their shares. In addition, if there is an absence of an active market, the large number of Travelzoo stockholders and shares outstanding may also affect the ability of a stockholder to sell shares of Travelzoo and the price of the shares.

We are controlled by a principal stockholder.

        Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, Chief Executive Officer, President and Secretary, is our largest stockholder, holding approximately 72% of our outstanding shares with options to increase his percentage ownership to 75% on a fully-diluted basis, assuming all outstanding shares of Travelzoo Bahamas are exchanged for shares of Travelzoo Delaware. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Investors may face significant restrictions on the resale of our stock due to federal penny stock regulations.

        Because there has been no active market for our shares, we cannot predict the prices at which our shares may trade. If our shares trade at less than five dollars per share, since the shares will not initially be listed on a recognized national exchange or on NASDAQ, our common stock may be deemed to be a "penny stock" under Rule 3a51-1 under the Securities Exchange Act of 1934. Compliance with the requirements governing penny stocks may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

        Section 15(g) of the Exchange Act, and Rule 15g-2 under the Exchange Act, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 promulgated under the Securities Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. These requirements significantly increase the time necessary for a broker-dealer to sell a stock and limit the available purchasers for a stock.

We may face significant costs with respect to the delivery of paper copies of reports to our stockholders.

        The Securities Exchange Act of 1934 requires us to provide paper copies of certain reports to our stockholders. If a significant number of our stockholders do not consent to electronic delivery of stockholder communications or revoke such consent, we may face significant costs related to the printing and mailing of such reports. These costs may drain our resources and may have a material adverse effect on our business and the value of our shares.

Risks Related to Our Markets and Strategy

The Internet is not a proven marketing medium.

        The future of our business is dependent on the ongoing acceptance by travel companies of the Internet as an effective marketing tool, and on the ongoing acceptance by consumers of the Internet as a source for valuable information on offers from travel companies. The online advertising market is new and rapidly evolving, and we do not yet know how effective online advertising is compared to traditional advertising methods. The adoption of online marketing by travel companies, particularly among those that have historically relied upon traditional advertising methods, requires the acceptance of a new way of conducting business, marketing and advertising. Many of our potential customers have little or no experience using the Internet as a marketing tool, and not all Internet users have experience using the Internet to look for travel offers. As a result, we cannot be sure that we will be able to effectively compete with traditional advertising methods. If we are unable to compete with traditional advertising methods, our business and results of operations and the value of your shares could be materially adversely affected.

We will only be able to execute our business model if use of the Internet grows.

        If Internet usage does not continue to grow, our business could be adversely affected. Our business model anticipates continued growth in Internet usage. If Internet usage does not continue to grow, we may not be able to meet our business objectives, which could decrease the value of your shares. Internet usage may be inhibited by any of the following factors:

  the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;
  websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet; and
  the Internet industry may not be able to adequately respond to privacy concerns of potential users.
We may experience reduced visitor traffic, reduced revenue and harm to our reputation in the event of unexpected network interruptions caused by system failures.

        Our servers and software must be able to accommodate a high volume of traffic. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at our co-location facility could prevent us from serving our web traffic for up to several days, and any failure of our Internet service provider may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. We do not maintain business interruption insurance. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced revenue and could materially adversely affect our reputation and brand.

We may not be able to develop awareness of our brand name.

        We believe that continuing to build awareness of the Travelzoo brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online marketing solutions, and we believe it could become more important as competition in the online advertising industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of Internet users with favorable demographics using Travelzoo. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business and the value of your shares could be materially adversely affected.

We may not be able to successfully introduce new products and services.

        We expect to introduce new and enhanced products and services in order to generate additional revenues, attract and retain more travel companies as customers, attract more Internet users to our website and respond to competition. We plan to launch a service for online marketing of movies and local events. While we have experience with online marketing, our previous experience has been tailored to the travel industry. We have no previous experience with products in the entertainment industry. We must develop this expertise in order to successfully integrate this new product into our business. Any new product or service we introduce that is not favorably received could damage our reputation and the perception of our brand name. The failure of our new products and services to achieve market acceptance and generate revenue could result in a material adverse effect on our business and the value of your shares.

We will not be able to attract travel companies or Internet users if we do not continually enhance and develop the content and features of our products and services.

        To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services. We may not succeed in developing features, functions, products or services that travel companies and Internet users find attractive. This could reduce the number of travel companies and Internet users using the Travelzoo website and materially adversely affect our business and the value of your shares.

We may lose business if we fail to keep pace with rapidly changing technologies and customer needs.

        Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online marketing solutions. Our current technology may not meet the future technical requirements of travel companies. Trends that could have a critical impact on our success include:

  rapidly changing technology in online marketing;
  evolving industry standards, including both formal and de facto standards relating to online marketing;
  developments and changes relating to the Internet;
  competing products and services that offer increased functionality; and
  changes in travel company and Internet user requirements.

        If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry's changing technological requirements, our business and the value of your shares could be materially adversely affected.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel.

        Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to hire and retain skilled personnel, our growth may be restricted, the quality of our products and services reduced and the value of your shares reduced.

We may not be able to effectively manage our expanding operations.

        We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2002, we had 19 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business and the value of your shares.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

        We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies These companies have significantly greater financial, technical, marketing and other resources and larger client bases than we do. We also compete with smaller sites that specialize in listing last-minute offers or list deals for free, such as Lastminutetravel.com and Smarterliving.com. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market.

        We believe that there will be rapid business consolidation in the online advertising industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. The development of competing technologies by market participants or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

Loss of any of our key management personnel could negatively impact our business.

        Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Ralph Bartel, our Chairman, President, Chief Executive Officer and Secretary. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.

We may not be able to access third party technology upon which we depend.

        We use technology and software products from third parties including Microsoft. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology from other vendors. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business and the value of your shares could be materially adversely affected.

Risks Related to Legal Uncertainty

We may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect our business.

        To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

  user privacy;
  consumer protection;
  copyright, trademark and patent infringement;
  pricing controls;
  characteristics and quality of products and services;
  sales and other taxes; and
  other claims based on the nature and content of Internet materials.
We may be unable to protect our registered trademark or other proprietary intellectual property rights.

        Our success depends to a significant degree upon the protection of the Travelzoo brand name. We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our intellectual property rights. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information.

        The U.S. Patent and Trademark Office registered the trademark for "Travelzoo" on January 23, 2001. If we are unable to protect our rights in the mark, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.

We may face liability from intellectual property litigation that could be costly to prosecute or defend and distract management’s attention with no assurance of success.

        We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. While we have a trademark for "Travelzoo," many companies in the industry have similar names including the word "travel". We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business.

We may be liable as a result of information retrieved from or transmitted over the Internet.

        We may be sued for defamation, negligence, copyright or trademark infringement or other legal claims relating to information that is published or made available on the Travelzoo website, in the Travelzoo Top 20 newsletter, in the Weekend.com newsletter and on the other sites linked to our website. These types of claims have been brought, sometimes successfully, against online services in the past. The fact that we distribute our Travelzoo Top 20 newsletter and other information via e-mail may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our business and the value of your shares could be materially adversely affected.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Our accounts receivable are subject, in normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

PART II.        OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

On March 15, 2002, the stockholders of Travelzoo Inc. executed a unanimous written consent approving the merger of Travelzoo.com Corporation, a Bahamian corporation, with and into Travelzoo Inc. Travelzoo Inc. is the surviving corporation in the merger. Holders of shares of the common stock of Travelzoo.com Corporation will receive one share of Travelzoo Inc.‘s common stock for every share of common stock of Travelzoo.com Corporation held.

Item 6.          Exhibits and Reports on Form 8-K

(a)        The following exhibits are filed as part of this report

Exhibit Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

(b)        Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)
Date: May 15, 2002	By:	/s/ RALPH BARTEL
Ralph Bartel Chairman of the Board and Chief Executive Officer

Date: May 15, 2002	By:	/s/ LISA SU
Lisa Su Controller (Chief Accounting Officer)