Form 10-Q
period 2002-06-30
TRAVELZOO INC
filed 2002-08-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 333-55026

TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4415727 (I.R.S. Employer Identification No.)

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

      Yes [X]      No [  ]

The number of shares outstanding of each class of our common equity as of July 31, 2002 is as follows:

Class of Common Equity Common Stock, par value $0.01	Number of Shares 19,425,147
TRAVELZOO INC.

Table of Contents
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	1

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		21
PART I.       FINANCIAL INFORMATION

Item 1.          Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash	$379,534	$609,919
Accounts receivable, less allowance for doubtful
accounts of $79,394 and $55,228 as of June 30,
2002 and December 31, 2001, respectively	1,113,031	892,337
Deposits	61,735	32,508
Prepaid expenses and other current assets	57,533	18,179
Deferred income taxes	65,051	65,051

Total current assets	1,676,884	1,617,994

Deferred income taxes	15,298	15,298
Property and equipment, net	188,761	137,200
Intangible assets, net	318,810	360,238

Total assets	$2,199,753	$2,130,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$153,993	$175,351
Accrued expenses	390,452	284,318
Deferred revenue	96,607	86,721
Income tax payable	339,198	646,457

Total liabilities	980,250	1,192,847

Commitments

Stockholders’ equity:
Common stock	$194,251	$194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	1,141,330	859,710

Total stockholders’ equity	1,219,503	937,883

Total liabilities and stockholders’ equity	$2,199,753	$2,130,730

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Advertising	$2,211,150	$1,536,503	$4,176,978	$2,844,637
Commissions	30	2,686	226	5,395

Total revenues	2,211,180	1,539,189	4,177,204	2,850,032

Cost of revenues	86,171	74,651	172,000	151,269

Gross profit	2,125,009	1,464,538	4,005,204	2,698,763

Operating expenses:
Sales and marketing	1,316,213	789,868	2,312,316	1,240,024
General and administrative	562,298	366,027	1,124,616	562,709
Merger expenses	—	112,860	54,538	241,180

Total operating expenses	1,878,511	1,268,755	3,491,470	2,043,913

Income from operations	246,498	195,783	513,734	654,850
Interest income	350	656	1,487	656

Income before income taxes	246,848	196,439	515,221	655,506
Income taxes	100,968	126,880	233,601	367,709

Net income	$145,880	$69,559	$281,620	$287,797

Basic and diluted net income per
share	$0.01	$0.00	$0.01	$0.01

Shares used in computing basic
and diluted net income per share	19,425,147	19,425,147	19,425,147	19,425,147

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$281,620	$287,797
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	88,685	62,622
Provision for losses on accounts receivable	36,791	(128,348)
Loss on disposal of property and equipment	—	567
Non-cash revenues	(3,410)	—
Changes in operating assets and liabilities:
Accounts receivable	(257,485)	166,270
Deposits	(29,227)	78,244
Prepaid expenses and other current assets	(39,354)	94,664
Accounts payable	(21,358)	(51,964)
Accrued expenses	106,134	(13,824)
Deferred revenue	13,296	9,420
Income tax payable	(307,259)	4,237

Net cash (used in) provided by operating
activities	(131,567)	509,685

Cash flows from investing activities:
Purchases of property and equipment	(98,818)	(21,614)

Net cash used in investing activities	(98,818)	(21,614)

Cash flows from financing activities:
Repayment of loans from principal stockholder	—	(50,000)

Cash used in financing activities	—	(50,000)

Net increase (decrease) in cash	(230,385)	438,071
Cash at beginning of period	609,919	45,586

Cash at end of period	$379,534	$483,657

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$540,860	$363,601

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Travelzoo Inc. (the “Company” or “Travelzoo”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited combined financial statements and related notes as of and for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on April 11, 2002.

The consolidated financial statements include the accounts of Travelzoo and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future period, and the Company makes no representations related thereto.

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. will be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation was dissolved. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Stockholders have a period of two years to receive shares of Travelzoo Inc. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results for Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

2)	Revenue Recognition

Revenue consists of advertising sales and commissions from e-commerce transactions. Advertising revenues are derived principally from the sale of display advertising, classified advertising, and banner advertising on the Travelzoo website and in the Travelzoo Top 20 e-mail newsletter. Commissions are generated from bookings of travel services through customer advertising on the Travelzoo website.

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. If advertising is displayed within one month, revenues are recognized at the end of the display period. If advertising is displayed over two or more months, revenues are recognized ratably over the period. To the extent that the minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising are recognized based on the number of impressions displayed or clicks delivered during the period.

The Company has outsourced part of its advertising sales and production activities to DoubleClick, Inc. (DoubleClick). Under the terms of the agreement with DoubleClick, the Company receives a portion of the revenue received by DoubleClick from customers for the display of advertising on the Travelzoo website. The Company records these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $45,521 and $470,137 for the six months ended June 30, 2002 and 2001, respectively. The Company’s share of this income, which has been recorded as revenue, was $20,394 and $262,507 for the six months ended June 30, 2002 and 2001, respectively.

Commissions are recorded as the net amount received by the Company and are recognized in the period in which the commissions earned are reported to the Company by the e-commerce partner.

In October 2001, the Company completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered. During the six months ended June 30, 2002, $3,410 of revenue related to this arrangement was recognized.

3)	Net Income Per Share

Net income per share has been calculated under SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of common stock issuable upon the exercise of options.

During the three months ended June 30, 2001 and 2002, and the first six months of 2001 and 2002, there were no forms of dilutive potential common shares outstanding. Therefore, the denominator is the same for the calculation of basic and diluted net income per share.

For the three months and six months ended June 30, 2001 and 2002, 2,158,349 options to purchase shares of common stock at $1.00 per share were excluded from the calculation of diluted net income per share because the effect of their inclusion would be anti-dilutive. For the three months and six months ended June 30, 2002, additional options to purchase 245,000 shares of common stock at exercise prices of $2.00–$3.00 were excluded from the calculation of diluted net income per share because the effect of their inclusion would be anti-dilutive.

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4)	Commitments

The Company leases office space in Mountain View, California, and in New York, New York, under operating leases which expire on December 31, 2003 and May 31, 2003, respectively. The future minimum rental payments under these operating leases as of June 30, 2002, total $406,122.

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

The Company’s chief operating decision-maker, as defined in SFAS No. 131, is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for the purpose of making operating decisions and accessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended June 30, 2002 and 2001, all material assets and revenues of the Company were in the United States.

Significant customer information is as follows:

	Percentage of total revenue		Percentage of accounts receivable
	Six months ended June 30,		June 30,
Customer	2002	2001	2002	2001
A	*	*	*	25%
B	*	*	12%	*
C	15%	15%	20%	*
D	*	13%	12%	*
E	—	12%	—	16%
F	15%	—	17%	—

All of the above customers are located in the United States of America.

* Less than 10%

6)	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the combined financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company adopted SFAS No. 142 as of the beginning of fiscal 2002 and the effect of adoption did not have a material impact on the condensed consolidated financial statements.

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to the Company's financial statements beginning in 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption is not expected to have a material impact on the consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company’s adoption of Statement 146 will not have a material impact on its financial position or results of operations.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

        Travelzoo publishes the Travelzoo website (http://www.travelzoo.com), the Travelzoo Top 20 e-mail newsletter, and the Weekend.com e-mail newsletter, which provide advertising opportunities for the travel industry. We believe that travel companies, because of the quickly expiring nature of their inventory, need fast and efficient ways to promote special offers and last-minute sales. Through our Travelzoo website, our Travelzoo Top 20 newsletter, and by using our listing management software, travel companies can inform Internet users about their specials in a fast, flexible, and cost-effective manner. Our revenues are primarily derived from advertising placed on the Travelzoo website.

Critical Accounting Policies

        We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition and the provision for doubtful accounts. These policies, and our procedures related to these policies, are described in detail below.

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

        We recognize revenue as follows:

  Advertising Revenues.      We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. If advertising is displayed within one month, revenues are recognized at the end of the display period. If advertising is displayed over two or more months, revenues are recognized ratably over the period. To the extent that the minimum guaranteed impressions are not met during the contract period, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising are recognized based on the number of impressions displayed or clickthroughs delivered during the period.

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

  Evidence of an arrangement.      We consider a non-cancelable insertion order signed by the customer to be evidence of an arrangement.

  Delivery.      Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

  Fixed or determinable fee.      We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

  Collection is deemed probable.      We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, then we defer the revenue and recognize the revenue upon cash collection.

Provision for Doubtful Accounts

        We initially record a provision for doubtful accounts based on our historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

Results of Operations

        The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:
Advertising	100%	100%	100%	100%
Commissions	—	—	—	—

Total revenues	100	100	100	100

Cost of revenues	4	5	4	5

Gross profit	96	95	96	95

Operating expenses:
Sales and marketing	60	51	55	44
General and administrative	25	24	27	20
Merger expenses	—	7	1	8

Total operating expenses	85	82	83	72

Income from operations	11	13	13	23
Interest income	—	—	—	—

Income before income taxes	11	13	13	23
Income taxes	4	8	6	13

Net income	7%	5%	7%	10%

        For the six months ended June 30, 2002, we reported pre-tax income of approximately $515,000. As of June 30, 2002, we had retained earnings of approximately $1,141,000.

        We intend to devote significant resources to advertising and brand marketing programs designed to attract more site traffic and more travel companies listing their special offers with Travelzoo. As a result of our expansion plans and our expectation that operating expenses will increase significantly in the future, especially in the areas of sales and marketing, we cannot be sure that we will sustain profitability.

        Revenues

         Our total revenues increased to $2.2 million for the three months ended June 30, 2002, from $1.5 million for the three months ended June 30, 2001. Our total revenues increased to $4.2 million for the six months ended June 30, 2002 from $2.9 million for the six months ended June 30, 2001. The increase in our total revenues was due to an increase in advertising revenues.

  Advertising.      Advertising revenue increased to $4.2 million for the six months ended June 30, 2002 from $2.8 million for the six months ended June 30, 2001. The increase resulted primarily from an increase in the number of travel companies advertising on the Travelzoo website.

  Commissions.      Commissions revenue decreased to $200 for the six months ended June 30, 2002 from $5,000 for the six months ended June 30, 2001. The decrease resulted primarily from replacement of commission-based agreements with advertising agreements.

        Cost of Revenues

         Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $86,000 for the three months ended June 30, 2002, from $75,000 for the three months ended June 30, 2001. Our cost of revenues increased to $172,000 for the six months ended June 30, 2002 from $151,000 for the six months ended June 30, 2001. As a percentage of revenue, cost of revenues decreased to 4% for the six months ended June 30, 2002 from 5% for the six months ended June 30, 2001. The decrease resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

        Operating Expenses

  Sales and Marketing.      Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $1.3 million for the three months ended June 30, 2002 from $790,000 for the three months ended June 30, 2001. Sales and marketing expenses increased to $2.3 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. The increase in sales and marketing expenses was due to the decision by our management to hire more experienced sales personnel and an increase of the Company's advertising of the Travelzoo brand. In the six months ended June 30, 2002, advertising expenses accounted for 67% of sales and marketing expenses. In the six months ended June 30, 2001, advertising expenses accounted for 65% of sales and marketing expenses. Advertising activities during the two periods were of the same type (i.e. online advertising).

  General and Administrative.      General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $562,000 for the three months ended June 30, 2002 from $366,000 for the thee months ended June 30, 2001. General and administrative expenses increased to $1.1 million for the six months ended June 30, 2002 from $563,000 for the six months ended June 30, 2001. General and administrative expenses increased primarily due to an increase in expenses for office space. General and administrative expenses for the six months ended June 30, 2001 include a credit of $128,000 for a reduction to the bad debt reserve principally due to the collection of a doubtful account.

  Merger Expenses.      Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. Merger expenses decreased to $0 for the three months ended June 30, 2002 from $113,000 for the three months ended June 30, 2001. Merger expenses decreased to $55,000 for the six months ended June 30, 2002 from $241,000 for the six months ended June 30, 2001. Merger expenses related to the preparation of the registration statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. The expenses consist mostly of fees for professional services, primarily legal and accounting.

        Income Taxes

         For the three months ended June 30, 2002, we recorded an income tax provision of $101,000. For the three months ended June 30, 2001, we recorded an income tax provision of $127,000. For the six months ended June 30, 2002, we recorded an income tax provision of $234,000. For the six months ended June 30, 2001, we recorded an income tax provision of $368,000. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2001 and 2002.

Liquidity and Capital Resources

         As of June 30, 2002, we had $380,000 in cash. Cash decreased from $610,000 on December 31, 2001 primarily as a result of a decrease in income tax payable and increases in accounts receivable offset by net income. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs in the near future.

        Net cash used in operating activities in the six months ended June 30, 2002 was $132,000. Net cash provided by operating activities in the six months ended June 30, 2001 was $510,000. In the six months ended June 30, 2002, net cash used in operating activities resulted primarily from a decrease in income tax payable and an increase in accounts receivable offset by our net income, and an increase in deferred revenues. Accounts receivable increased due to an increase in sales. In the six months ended June 30, 2001, net cash generated from operating activities resulted primarily from our net income, adjusted for certain non-cash items, and decreases in accounts receivable, deposits, and prepaid expenses offset by decreases of accounts payable and accrued expenses.

        Net cash used in investing activities was $99,000 and $22,000 during the six months ended June 30, 2002 and 2001, respectively. In both periods, net cash was used in investing activities for equipment purchases.

        Net cash provided by financing activities was $0 in the six months ended June 30, 2002. Net cash used in financing activities was $50,000 for the six months ended June 30, 2001. In the six months ended June 30, 2001, net cash was used in financing activities for repayment of the loan by Ralph Bartel, the principal stockholder.

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

We depend on two customers for a substantial part of our revenues.

        In the six months ended June 30, 2002, two customers accounted for 30% of our revenues. The loss of one customer or both customers may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business and the value of your shares.

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

        We intend to continue to grow our business, and intend to fund our current operations and our anticipated growth from the cash flow generated from our operations and our retained earnings. However, these sources may not be sufficient to meet our needs. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

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

        The demand for online marketing solutions may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the amount of travel by consumers and the spending of travel companies. The current recession has decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. If the current economic downturn continues or worsens in the U.S. or abroad, our business and the value of your shares could be materially adversely affected.

Our business may be sensitive to events affecting the travel industry in general.

        The terrorist attacks on the United States in 2001 have had a short-term negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on its customer industry. However, our business may also benefit if travel providers increase their efforts to promote special offers or other marketing programs. If the events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business and the value of your shares.

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

        Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, Chief Executive Officer, President and Secretary, is our largest stockholder, holding approximately 72% of our outstanding shares with options to increase his percentage ownership to 75% on a fully-diluted basis, assuming all former stockholders of Travelzoo.com Corporation receive shares of Travelzoo Inc. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

        We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2002, we had 22 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business and the value of your shares.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

        We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies These companies have significantly greater financial, technical, marketing and other resources and larger client bases than we do. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market.

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

        The U.S. Patent and Trademark Office registered the trademark for “Travelzoo” on January 23, 2001. If we are unable to protect our rights in the mark, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.

We may face liability from intellectual property litigation that could be costly to prosecute or defend and distract management's attention with no assurance of success.

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

PART II.     OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report

Exhibit Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

99.1	Certificate of Travelzoo Inc. Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)
Date: August 9, 2002	By:	/s/ RALPH BARTEL
Ralph Bartel Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

Date: August 9, 2002	By:	/s/ LISA SU
Lisa Su Controller (Chief Accounting Officer)