Form 10-Q
period 2002-09-30
TRAVELZOO INC
filed 2002-10-29
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 333-55026

TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4415727 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of each class of our common equity as of October 28, 2002 is as follows:

Class of Common Equity Common Stock, par value $0.01	Number of Shares 19,425,147
TRAVELZOO INC.

Table of Contents
PART I.       FINANCIAL INFORMATION

Item 1.          Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$796,503	$609,919
Accounts receivable, less allowance for doubtful
accounts of $56,375 and $55,228 as of September
30, 2002 and December 31, 2001, respectively	1,090,579	892,337
Deposits	58,616	32,508
Prepaid expenses and other current assets	42,082	18,179
Deferred income taxes	65,051	65,051

Total current assets	2,052,831	1,617,994

Deferred income taxes	15,298	15,298
Property and equipment, net	165,346	137,200
Intangible assets, net	228,668	360,238

Total assets	$2,462,143	$2,130,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$456,002	$175,351
Accrued expenses	197,225	284,318
Deferred revenue	9,300	86,721
Income tax payable	334,529	646,457

Total liabilities	997,056	1,192,847

Commitments

Stockholders’ equity:
Common stock	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	1,386,914	859,710

Total stockholders’ equity	1,465,087	937,883

Total liabilities and stockholders’ equity	$2,462,143	$2,130,730

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Advertising	$2,538,074	$1,574,068	$6,715,052	$4,418,705
Commissions	78	1,060	304	6,455

Total revenues	2,538,152	1,575,128	6,715,356	4,425,160

Cost of revenues	90,108	73,919	262,108	225,188

Gross profit	2,448,044	1,501,209	6,453,248	4,199,972

Operating expenses:
Sales and marketing	1,510,266	920,315	3,822,582	2,160,339
General and administrative	521,663	372,980	1,646,279	935,688
Merger expenses	—	62,489	54,538	303,669

Total operating expenses	2,031,929	1,355,784	5,523,399	3,399,696

Income from operations	416,115	145,425	929,849	800,276
Interest income	540	1,058	2,027	1,714

Income before income taxes	416,655	146,483	931,876	801,990
Income taxes	171,071	85,937	404,672	453,646

Net income	$245,584	$60,546	$527,204	$348,344

Basic net income per share	$0.01	$0.00	$0.03	$0.02
Diluted net income per share	0.01	0.00	0.03	0.02

Shares used in computing basic
net income per share	19,425,147	19,425,147	19,425,147	19,425,147
Shares used in computing diluted
net income per share	20,257,086	19,425,147	19,821,841	19,425,147

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$527,204	$348,344
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	146,244	94,935
Provision for losses on accounts receivable	15,022	(109,586)
Loss on disposal of property and equipment	—	567
Non-cash revenues	(3,410)	—
Changes in operating assets and liabilities:
Accounts receivable	(213,263)	(147,847)
Deposits	(26,108)	(46,756)
Prepaid expenses and other current assets	(23,903)	93,088
Accounts payable	280,651	(102,696)
Accrued expenses	(87,093)	43,064
Deferred revenue	(4,584)	56,007
Income tax payable	(311,928)	67,305

Net cash provided by operating
activities	298,832	296,425

Cash flows from investing activities:
Purchases of property and equipment	(112,248)	(21,614)

Net cash used in investing activities	(112,248)	(21,614)

Cash flows from financing activities:
Repayment of loans from principal stockholder	—	(50,000)

Cash used in financing activities	—	(50,000)

Net increase in cash and cash equivalents	186,584	224,811
Cash and cash equivalents at beginning of period	609,919	45,586

Cash and cash equivalents at end of period	$796,503	$270,397

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$757,534	$385,102
Reduction in carrying amounts of intangible asset
and deferred revenue	(69,427)	—

See accompanying notes to unaudited condensed consolidated financial statements.

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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future period, and the Company makes no representations related thereto.

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation was dissolved. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Stockholders have a period of two years to receive shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of September 30, 2002, 6,700,118 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,595,756 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results for Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

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

The Company has outsourced part of its advertising sales and production activities to DoubleClick, Inc. (DoubleClick). Under the terms of the agreement with DoubleClick, the Company receives a portion of the revenue received by DoubleClick from customers for the display of advertising on the Travelzoo website. The Company records these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $82,939 and $554,617 for the nine months ended September 30, 2002 and 2001, respectively. The Company’s share of this income, which has been recorded as revenue, was $38,354 and $310,734 for the nine months ended September 30, 2002 and 2001, respectively.

Commissions are recorded as the net amount received by the Company and are recognized in the period in which the commissions earned are reported to the Company by the e-commerce partner.

In October 2001, the Company completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered. During the nine months ended September 30, 2002, $3,410 of revenue related to this arrangement was recognized. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

3)            Intangible Assets

Intangible assets consist of the following:

	September 30, 2002
	Gross Carrying Value	Accumulated Amortization and Write-Down	Net Carrying Value
Internet Domain Names	$414,286	($185,618)	$228,668

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2002
	Gross Carrying Value	Accumulated Amortization and Write-Down	Net Carrying Value
Internet Domain Names	$414,286	($54,048)	$360,238

For the three months ended September 30, 2002 and 2001 amortization was $20,714 and $10,000, respectively. Amortization was $62,143 and $30,000 for the nine month period ended September 30, 2002 and 2001, respectively.

Estimated future amortization expense related to intangible assets at September 30, 2002 is as follows:

2002 (3 months)	$ 16,375
2003	65,500
2004	65,500
2005	62,167
2006	19,126

$ 228,668

4)            Net Income Per Share

Net income per share has been calculated under SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding during the period. Potential common shares included in the diluted calculation consists of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

During the three months ended September 30, 2002, and the first nine months of 2002, there were 831,939 and 396,694 potential common shares included in the calculation of diluted net income per share.

The following table sets forth the calculation of basic and diluted income per share (in thousands, except per share amounts):

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic income per share:
Net income	$246	$61	$527	$348

Weighted average common
shares	19,425	19,425	19,425	19,425

Basic income per share	$0.01	$0.00	$0.03	$0.02

Diluted income per share:
Net income	$246	$61	$527	$348

Weighted average common
shares	19,425	19,425	19,425	19,425
Effect of dilutive securities–
stock options	832	—	397	—

Diluted weighted average
common shares	20,257	19,425	19,822	19,425

Diluted income per share	$0.01	$0.00	$0.03	$0.02

5)            Commitments

The Company leases office space in Mountain View, California, and in New York, New York, under operating leases which expire on December 31, 2003 and May 31, 2003, respectively. The future minimum rental payments under these operating leases as of September 30, 2002, total $305,317.

6)            Significant Customer Information and Segment Reporting

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

The Company’s chief operating decision-maker, as defined in SFAS No. 131, is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for the purpose of making operating decisions and accessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended September 30, 2002 and 2001, all material assets and revenues of the Company were in the United States.

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Significant customer information is as follows:

	Percentage of total revenue		Percent of accounts receivable

	Nine months ended September 30,		September 30,

Customer	2002	2001	2002	2001

A	*	*	*	10%
B	*	*	13%	*
C	13%	15%	25%	16%
D	*	13%	—	14%
E	15%	*	12%	22%
All of the above customers are located in the United States of America.

* Less than 10%

7)            Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the combined financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. The Company adopted SFAS No. 142 as of the beginning of 2002 and the effect of adoption did not have a material impact on the condensed consolidated financial statements.

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

TRAVELZOO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company’s adoption of Statement 146 will not have a material impact on its financial position or results of operations.

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

        Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed probable. The Company evaluates each of these criteria as follows:

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

Results of Operations

        The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Advertising	100%	100%	100%	100%
Commissions	—	—	—	—

Total revenues	100	100	100	100

Cost of revenues	4	5	4	5

Gross profit	96	95	96	95

Operating expenses:
Sales and marketing	60	58	57	49
General and administrative	20	24	24	21
Merger expenses	—	4	1	7

Total operating expenses	80	86	82	77

Income from operations	16	9	14	18
Interest income	—	—	—	—

Income before income taxes	16	9	14	18
Income taxes	6	5	6	10

Net income	10%	4%	8%	8%

        For the nine months ended September 30, 2002, we reported pre-tax income of approximately $932,000. As of September 30, 2002, we had retained earnings of approximately $1.4 million.

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

        Revenues

        Our total revenues increased to $2.5 million for the three months ended September 30, 2002, from $1.6 million for the three months ended September 30, 2001. Our total revenues increased to $6.7 million for the nine months ended September 30, 2002 from $4.4 million for the nine months ended September 30, 2001. The increase in our total revenues was due to an increase in advertising revenues.

  Advertising. Advertising revenue increased to $2.5 million for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001. Advertising revenue increased to $6.7 million for the nine months ended September 30, 2002 from $4.4 million for the nine months ended September 30, 2001. The increase resulted primarily from an increase in the number of travel companies advertising on the Travelzoo website.
  Commissions. Commissions revenue decreased to $78 for the three months ended September 30, 2002 from $1,060 for the three months ended September 30, 2001. Commissions revenue decreased to $304 for the nine months ended September 30, 2002 from $6,455 for the nine months ended September 30, 2001. The decrease resulted primarily from replacement of commission-based agreements with advertising agreements.

Cost of Revenues

Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $90,000 for the three months ended September 30, 2002, from $74,000 for the three months ended September 30, 2001. Our cost of revenues increased to $262,000 for the nine months ended September 30, 2002 from $225,000 for the nine months ended September 30, 2001. As a percentage of revenue, cost of revenues decreased to 4% for the nine months ended September 30, 2002 from 5% for the nine months ended September 30, 2001. The decrease resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $1.5 million for the three months ended September 30, 2002 from $920,000 for the three months ended September 30, 2001. Sales and marketing expenses increased to $3.8 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001. The increase in sales and marketing expenses was due to the decision by our management to hire more experienced sales personnel and an increase of the Company’s advertising of the Travelzoo brand. In the nine month periods ended September 30, 2002 and 2001, advertising expenses accounted for 68% and 67%, respectively, of sales and marketing expenses. Advertising activities during the two periods were of the same type (i.e. online advertising).
  General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $522,000 for the three months ended September 30, 2002 from $373,000 for the three months ended September 30, 2001. General and administrative expenses increased to $1.6 million for the nine months ended September 30, 2002 from $936,000 for the nine months ended September 30, 2001. General and administrative expenses increased primarily due to an increase in expenses for office space. General and administrative expenses for the nine months ended September 30, 2001 include a credit of $128,000 for a reduction to the bad debt reserve principally due to the collection of a doubtful account.
  Merger Expenses. Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. Merger expenses decreased to $0 for the three months ended September 30, 2002 from $62,000 for the three months ended September 30, 2001. Merger expenses decreased to $55,000 for the nine months ended September 30, 2002 from $304,000 for the nine months ended September 30, 2001. Merger expenses related to the preparation of the registration statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. The expenses consisted mostly of fees for professional services, primarily legal and accounting.

        Income Taxes

        For the three months ended September 30, 2002, we recorded an income tax provision of $171,000. For the three months ended September 30, 2001, we recorded an income tax provision of $86,000. For the nine months ended September 30, 2002, we recorded an income tax provision of $405,000. For the nine months ended September 30, 2001, we recorded an income tax provision of $454,000. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2001 and 2002.

Liquidity and Capital Resources

        As of September 30, 2002, we had $797,000 in cash and cash equivalents. Cash and cash equivalents increased from $610,000 on December 31, 2001 primarily as a result of operating income and an increase in accounts payable offset by income tax payments and an increase in accounts receivable. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs in the near future.

        Net cash provided by operating activities in the nine months ended September 30, 2002 was $299,000. Net cash provided by operating activities in the nine months ended September 30, 2001 was $296,000. In the nine months ended September 30, 2002, net cash provided by operating activities resulted primarily from operating income and an increase in accounts payable offset by income tax payments. In the nine months ended September 30, 2001, net cash provided by operating activities resulted primarily from our net income, adjusted for certain non-cash items, and a decrease in prepaid expenses offset by increases in accounts receivable and deposits and a decrease of accounts payable.

        Net cash used in investing activities was $112,000 and $22,000 during the nine months ended September 30, 2002 and 2001, respectively. In both periods, net cash was used in investing activities for equipment purchases.

        Net cash provided by financing activities was $0 in the nine months ended September 30, 2002. Net cash used in financing activities was $50,000 for the nine months ended September 30, 2001. In the nine months ended September 30, 2001, net cash was used in financing activities for repayment of the loan by Ralph Bartel, the principal stockholder.

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

        In the nine months ended September 30, 2002, two customers accounted for 28% of our revenues. The loss of one customer or both customers may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business and the value of your shares.

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

We cannot be sure that an active market for our shares will develop or be maintained in the future.

        On August 28, 2002, our shares commenced trading on the OTC Bulletin Board. However, there has been only limited trading in the shares since that time, at widely varying prices, and the trading to date has not resulted in an active market for our shares. We cannot assure you that an active market for our shares will be established or maintained in the future. If such market is not established or maintained, stockholders will not be able to readily sell their shares.

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

        If our shares trade at less than five dollars per share, since the shares are not listed on a recognized national exchange or on NASDAQ, our common stock may be deemed to be a “penny stock” under Rule 3a51-1 under the Securities Exchange Act of 1934. Compliance with the requirements governing penny stocks may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

        Section 15(g) of the Exchange Act, and Rule 15g-2 under the Exchange Act, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 promulgated under the Securities Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. These requirements significantly increase the time necessary for a broker-dealer to sell a stock and limit the available purchasers for a stock.

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

        Our servers and software must be able to accommodate a high volume of traffic. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at our co-location facility could prevent us from serving our web traffic for up to several days, and any failure of our Internet service provider may adversely affect our network’s performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. We do not maintain business interruption insurance. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced revenue and could materially adversely affect our reputation and brand.

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

        If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry’s changing technological requirements, our business and the value of your shares could be materially adversely affected.

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

        We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2002, we had 24 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business and the value of your shares.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

        We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases than we do. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market.

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

        We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. While we have a trademark for “Travelzoo,” many companies in the industry have similar names including the word “travel”. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business.

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

Item 4.                Controls and Procedures

        (a)      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        (b)      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

(b)     Reports on Form 8-K

        On August 19, 2002, Travelzoo filed a Current Report on Form 8-K under Item 5 announcing the completion of the merger with Travelzoo.com Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized and each of the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that (1) this Report complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

TRAVELZOO INC.

Date: October 28, 2002	By:	/s/ RALPH BARTEL
Ralph Bartel Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

Date: October 28, 2002	By:	/s/ LISA SU
Lisa Su Controller (Chief Accounting Officer)

CERTIFICATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Bartel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Travelzoo Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TRAVELZOO INC.

Date: October 28, 2002	By:	/s/ RALPH BARTEL
Ralph Bartel Chairman of the Board, Chief Executive Officer, and Chief Financial Officer