Form 10-K
period 2002-12-31
TRAVELZOO INC
filed 2003-03-28
CIK 1133311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 333-55026

TRAVELZOO INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4415727
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

Registrant’s telephone number, including area code:

(212) 521-4200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 Par Value
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of March 26, 2003, the aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last reported sale price on the OTC Bulletin Board, was $5,047,079.

      The number of shares outstanding of the Registrant’s Common Stock as of March 25, 2003 was 19,425,147.

TRAVELZOO INC.

PART I

      The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo Inc. and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

Item 1.     Business

Overview

      Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, and the Weekend.com newsletter.

      More than 200 companies use our services. Our clients include American Airlines, American Express, Alamo Rent-a-Car, Apple Vacations, America West Vacations, Avis Rent A Car, British Airways, Marriott Hotels, Norwegian Cruise Line, Park Place Entertainment, Pleasant Holidays, Spirit Airlines, Delta Air Lines, Expedia, Funjet Vacations, Hilton Hotels, JetBlue Airways, Starwood Hotels & Resorts Worldwide, Royal Caribbean, Southwest Airlines, and United Airlines.

      Our revenues are generated from advertising sales. Our revenues have grown rapidly since we began operations in 1998, primarily driven by an increasing number of travel companies listing their sales and specials on the Travelzoo website and in the Travelzoo Top 20 newsletter. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $9.8 million for the year ended December 31, 2002.

      Our principal business office is located at 590 Madison Avenue, 21st Floor, New York, New York 10022.

      Travelzoo was originally incorporated as Travelzoo.com Corporation (“Travelzoo Bahamas”) in the Commonwealth of The Bahamas. In a “Netsurfer Stockholder” offering, Travelzoo Bahamas issued approximately 2.6 million shares of its common stock to approximately 700,000 visitors who registered on the Travelzoo website. No cash payments were required or received for any of the stock issued pursuant to the Netsurfer Stockholder offering. The number of shares issued was increased as a result of a subsequent two-for-one stock split.

      In a series of transactions completed in 2002, Travelzoo Bahamas was merged into Travelzoo Inc., a Delaware corporation, and each share of Travelzoo Bahamas was converted into the right to receive one share of common stock of Travelzoo Inc. As of March 25, 2003, 126,315 former stockholders of Travelzoo Bahamas have taken the steps necessary to receive their shares in Travelzoo Inc., and 15,259,981 shares of common stock have been issued. If all former stockholders of Travelzoo Bahamas accept their shares in Travelzoo Inc., an additional 4,165,166 shares of common stock will be issued. These shares are reported as outstanding shares in our financial statements.

      In August 2002, Travelzoo commenced trading on the OTC Bulletin Board. Trading has been very limited.

Our Market

      According to the Newspaper Association of America, travel companies spent $1.4 billion in 2002 on national advertising in newspapers (source: Market and Business Analysis, NAA, 2003). Based on our understanding of the industry, we believe that newspapers are currently the main medium for travel companies to advertise their sales and specials.

      We believe that several factors are causing and will continue to cause travel companies to increase their spending on Internet advertising of sales and specials:

      The Internet Is Consumers’ Preferred Information Source. Market research shows that the Internet has become consumers’ preferred information source for travel (source: Forrester Research, 2002).

      Benefits of Internet Advertising vs. Print Advertising. Internet advertising provides travel companies advantages compared to print advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “— Benefits to Travel Companies.”

      New Advertising Opportunities. The Internet allows travel companies to advertise their sales and specials in a fast, flexible, and cost-effective manner that has not been possible before. We believe this will lead to greater expenditures by travel companies on advertising sales and specials.

      Suppliers Selling Directly. We believe that many travel suppliers prefer to sell their travel services directly to consumers, as an alternative to the distribution through travel agents. Travel suppliers can sell directly to consumers by advertising sales and specials via the Internet that attract consumers to supplier’s websites.

Problems Travel Companies Face and Limitations of Newspaper Advertising

      We believe that travel companies often face the challenge of being able to effectively market and sell excess inventory (i.e. airline seats, hotel rooms, or cruise cabins that are likely to be unfilled). The success of marketing excess inventory can have a substantial impact on a travel company’s net income. Almost all costs of travel services are fixed. That is, the costs do not vary with sales. A relatively small amount of unsold inventory can have a significant impact on the profitability of a travel company.

      Our management believes that travel companies need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because travel services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the value of the travel service has become worthless is very short. The solution must be flexible, because the travel industry is dynamic and the demand for excess inventory is difficult to forecast. It is difficult for travel companies to price excess inventory. It is difficult for travel companies to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective because excess inventory is often sold at highly discounted prices, which lowers margins.

      Our management believes that newspaper advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

•	typically ads must be submitted 2 to 5 days prior to the publication date, which makes it difficult to advertise last-minute inventory;

•	once an ad is published, it cannot be update or deleted when an offer is sold out;

•	once an ad is published, the travel company cannot change a price;

•	in many markets, the small number of newspapers and other print media reduces competition, resulting in high rates for newspaper advertising; and

•	newspaper advertising does not allow for detailed performance tracking.

Our Products and Services

      We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of users. Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, and the Weekend.com newsletter. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

      As travel companies increasingly utilize the Internet to promote their special offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows travel companies to add, update, and delete special offer listings on a real-time basis. Our software also provides travel companies with real-time performance tracking, enabling them to optimize their marketing campaigns.

      Our Travelzoo website at http://www.travelzoo.com lists sales and specials from approximately 200 travel companies. The site reaches 4.7 million Internet users per month (source: comScore Media Metrix, 7/2002).

      Our Travelzoo Top 20 is a weekly e-mail newsletter that highlights a limited number of current sales and specials from selected travel companies. As of March 2003, the newsletter had 3.6 million subscribers.

      Our Weekend.com newsletter is a weekly e-mail newsletter that features ideas and travel opportunities for weekends. We launched this product in November 2002.

Benefits to Travel Companies

      Key features of our solution for travel companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel companies to advertise new special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel companies fast access to millions of travel shoppers.

•	National Reach. We offer travel companies access to Internet users across the U.S.

Benefits to Consumers

      Our Travelzoo website, our Travelzoo Top 20 newsletter, and our Weekend.com newsletter provide consumers information on current special offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo website and our Travelzoo Top 20 e-mail newsletter aggregate information on current special offers from approximately 200 travel companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies to update their listings on a real-time basis.

•	Search tools. We provide consumers with the ability to search for specific special offers.

Our Strategy

      Our objective is to become the largest online publisher of sales and specials for travel companies. Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize an online marketing program to promote our brands to Internet users. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We intend to maintain the quality of our user base by producing high quality content.

•	Increase Number of Advertising Clients. We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing.”

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service with regard to the execution of their insertion orders.

Clients

      As of December 31, 2002, our client base included approximately 200 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines
American Express
Alamo Rent-a-Car
Apple Vacations
America West Vacations
Avis Rent A Car
British Airways
Budget Rent A Car
Delta Air Lines
Expedia
Funjet Vacations
Hilton Hotels
JetBlue Airways	Lufthansa
Marriott Hotels
MyTravel Group
Norwegian Cruise Line
Park Place Entertainment
Pleasant Holidays
Spirit Airlines
Starwood Hotels & Resorts Worldwide
Royal Caribbean
Travelocity.com
Southwest Airlines
United Airlines

      For the year ended December 31, 2000, our two largest clients accounted for 22% and 11% of our revenues, respectively. For the year ended December 31, 2001, our two largest clients accounted for 15% and 13% of our revenues, respectively. For the year ended December 31, 2002, our two largest clients accounted for 14% and 13% of our revenues, respectively. No other clients accounted for 10% or more of revenues in 2000, 2001, or 2002.

Sales and Marketing

      As of December 31, 2002, our direct sales force consisted of a Vice President of Sales, a Vice President of Business Development and three advertising sales managers.

      We currently utilize an online marketing program to promote our brands to Internet users. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.

Technology

      We have designed our technology to serve a large volume of web traffic in an efficient and scaleable manner.

      We co-locate our production servers with Cable & Wireless, a global communications company. Cable & Wireless’ facility includes features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with Cable & Wireless will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our website, our users are not required to download or upload large files from or to our website, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

      Our software is written using open standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft. We have standardized our hardware platform on Compaq servers and Cisco switches.

New Products and Services

      In the second quarter of 2003, we intend to launch a new Travelzoo e-mail product that allows travel companies to announce time-sensitive and newsworthy sales and specials just as they are released.

Competition

      We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We also compete with smaller sites that specialize in listing last-minute offers or list deals for free, such as Smarterliving.com. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger client bases than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive solutions.

      New technologies could increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. Competition could result in reduced margins on our services, loss of market share or less use of our products by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

Government Regulation and Legal Uncertainties

      There are increasing numbers of laws and regulations pertaining to the Internet, including laws and regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing.

      Privacy Concerns. Government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when using Internet sites or e-mail services. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to any regulations adopted which may be adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. The European Union (the “EU”) has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the United States. The directive may adversely affect our activities to the extent that we may seek to collect data from users in EU member countries.

      Domain Names. Domain names are the user’s Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We own the domain names for travelzoo.com, travelzoo.net, travelzoo.org, travelzoo.ca, travelzoo.co.uk, weekend.com, and weekends.com, and have registered “Travelzoo” and “Weekend.com” as trademarks in the United States. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain name if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.

      Jurisdictions. Due to the global nature of the Internet, it is possible that, although our transmissions over the Internet originate primarily in California, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, because our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to taxes and other regulations.

Intellectual Property

      Our success depends to a significant degree upon the protection of our brand names, including Travelzoo, Travelzoo Top 20, and Weekend.com. If we were unable to protect the Travelzoo and Travelzoo Top 20 brand names, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property rights. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information.

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

      On June 21, 1999, Mr. Bartel, our founder, filed with the United States Patent and Trademark Office (“PTO”) to register the trademark “Travelzoo” for “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely making reservations and booking for transportation,” “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely making reservations and booking for temporary lodging,” and “promoting the goods and services of others through the offer of travel goods and services and shopping club services, namely providing information on travel goods and services to members.” The PTO published that mark for opposition on October 31, 2000. On January 22, 2001, Mr. Bartel, who filed the trademark application as an individual, transferred the ownership of the pending trademark “Travelzoo” to Travelzoo Inc. The mark was registered by the PTO on January 23, 2001.

      On November 2, 2000, we filed with the United States Patent and Trademark Office to register the trademark “Weekend.com” for “providing information via websites on global computer networks in the field travel,” “providing information via websites on global computer networks in the fields of entertainment, recreation, and sports,” and “providing information via websites on global computer networks in the fields of fashion, fitness, health and exercise.” The mark was registered by the PTO on November 5, 2002.

      On March 18, 2002, we filed with the United States Patent and Trademark Office to register the trademark “Top 20” for “promoting the goods and services of others through the offer of travel goods and services and shopping club services, namely providing information on travel goods and services to members,” “providing information and news in the field of travel via an on-line global communications network and travel agency services namely making reservations and booking for transportation,” and “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely, making reservations and booking for temporary travel lodging.”

Employees

      As of March 1, 2003, we had 27 employees, of whom 7 worked in sales, business development, and marketing, 15 in production, 1 in network operations and 4 were involved in finance, administration, and corporate operations. None of our employees is represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth combined with the requirements we face as a public company, we expect that the number of our employees will continue to increase for the foreseeable future.

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

      We were incorporated and began generating revenues in May 1998. Accordingly, we have only a limited operating history for you to consider in evaluating our business. As a new company, we face risks and uncertainties relating to our ability to successfully implement our business plan. You must consider the risks, expenses and uncertainties which can materially affect the business of an early stage company like ours. These risks include uncertainty whether we will be able to:

•	increase awareness of the Travelzoo brand;

•	attract and retain additional travel companies to list their special offers with us;

•	attract additional Internet users to the Travelzoo website;

•	increase the functionality of our products and services;

•	maintain our current, and develop new, business relationships;

•	respond effectively to competitive pressures; and

•	continue to develop and upgrade our technology.

     We cannot assure you that we will sustain profitability.

      Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among travel companies and Internet users. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. In this case, the value of the shares of Travelzoo could be reduced.

     Fluctuations in our operating results may negatively impact our stock price.

      Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our website; and

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

      In addition, we plan to significantly increase our operating expenses to expand our sales and marketing, and production department. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

      In addition, we are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant expense or charge to earnings in our financial statements in the period any impairment of intangible assets is determined.

We depend on two clients for a substantial part of our revenues.

      In the fiscal year ended December 31, 2002, two clients accounted for 27% of our revenues. The loss of one client or both clients may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business.

Our business model is unproven and may not be adaptable to a changing market.

      Our current revenue model depends on advertising fees from travel companies using our products. If current clients decide not to continue listing their sales and specials with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

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

      If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business.

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

      The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the spending of travel companies. The current recession has decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. If the current economic downturn continues or worsens in the U.S. or abroad, our business and financial condition could be materially adversely affected.

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

      The future of our business is dependent on the ongoing acceptance by travel companies of the Internet as an effective marketing tool, and on the ongoing acceptance by consumers of the Internet as a source for information on offers from travel companies. The adoption of online marketing by travel companies, particularly among those that have historically relied upon traditional advertising methods, requires the acceptance of a new way of conducting business, marketing and advertising. Many of our potential clients have little or no experience using the Internet as a marketing tool, and not all Internet users have experience using the Internet to look for travel offers. As a result, we cannot be sure that we will be able to effectively compete with traditional advertising methods. If we are unable to compete with traditional advertising methods, our business and results of operations could be materially adversely affected.

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

      We believe that continuing to build awareness of the Travelzoo brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality service and increase the number of Internet users with favorable demographics using Travelzoo. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business could be materially adversely affected.

Our business may be sensitive to events affecting the travel industry in general.

      Events like the current war with Iraq or the terrorist attacks on the United States in 2001 have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If the events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

We will not be able to attract travel companies or Internet users if we do not continually enhance and develop the content and features of our products and services.

      To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services. We may not succeed in developing features, functions, products or services that travel companies and Internet users find attractive. This could reduce the number of travel companies and Internet users using our products and materially adversely affect our business.

We may lose business if we fail to keep pace with rapidly changing technologies and clients needs.

      Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online advertising. Our current technology may not meet the future technical requirements of travel companies. Trends that could have a critical impact on our success include:

•	rapidly changing technology in online advertising;

•	evolving industry standards, including both formal and de facto standards relating to online advertising;

•	developments and changes relating to the Internet;

•	competing products and services that offer increased functionality; and

•	changes in travel company and Internet user requirements.

      If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry’s changing technological requirements, our business could be materially adversely affected.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel.

      Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to hire and retain skilled personnel, our growth may be restricted, which could adversely affect our future success.

We may not be able to effectively manage our expanding operations.

      We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2002, we had 27 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

      Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Ralph Bartel, our Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.

We may not be able to access third party technology upon which we depend.

      We use technology and software products from third parties including Microsoft. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

Risks Related to the Market for our Shares

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

      Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 72% of our outstanding shares with options to increase his percentage ownership to 75% on a fully-diluted basis, assuming all former stockholders of Travelzoo Bahamas receive shares of Travelzoo Inc. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

      To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

•	user privacy;

•	consumer protection;

•	copyright, trademark and patent infringement;

•	pricing controls;

•	characteristics and quality of products and services;

•	sales and other taxes; and

•	other claims based on the nature and content of Internet materials.

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

      We may be sued for defamation, negligence, copyright or trademark infringement or other legal claims relating to information that is published or made available in our products. These types of claims have been brought, sometimes successfully, against online services in the past. The fact that we distribute information via e-mail may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our business could be materially adversely affected.

Item 2.     Properties

      Our principal offices are located in approximately 2,000 square feet of office space in New York, New York under an operating lease with HQ Global Workplaces, Inc. that expires on June 30, 2004. Our West Coast offices are located in approximately 3,000 square feet of office space in Mountain View, California under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2003. We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.

Item 3.     Legal Proceedings

      From time to time, Travelzoo Inc. is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, as well as claims by former employees. We are not currently aware of any legal proceedings or claims pending or threatened that we believe will have, individually or in the aggregate, a material adverse effect on Travelzoo’s financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the OTC Bulletin Board under the symbol TVZO since August 28, 2002. Trading has been very limited. The following table sets forth, for the periods indicated, the high and low sales prices per shares of our common stock as reported by the OTC Bulletin Board.

	High	Low

2002:
Fourth Quarter	$6.00	$3.00
Third Quarter	$7.00	$6.00

      On March 26, 2003, the last reported sales price of the common stock on the OTC Bulletin Board was $4.50 per share.

Holders

      As of March 25, 2003, there were approximately 126,400 holders of record of the common stock.

Dividend Policy

      Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. We currently intend to retain future earnings to finance the expansion or our business. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated financial data set forth below are derived from audited consolidated financial statements. The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements included elsewhere herein.

Consolidated Statement of Operations Data:

					Period from
	Year Ended December 31,				May 21, 1998
					(inception) to
	2002	2001	2000	1999	December 31, 1998

	(In thousands, except per share data)
Net revenues	$9,848	$6,148	$3,950	$954	$84
Net income	853	364	362	105	29
Net income per share — basic	$0.04	$0.02	$0.02	$0.01	$—
Net income per share — diluted	$0.04	$0.02	$0.02	$0.01	$—
Shares used in per share calculation — basic	19,425	19,425	19,373	19,323	9,432
Shares used in per share calculation — diluted	19,896	19,425	19,467	19,355	9,432

Consolidated Balance Sheet Data:

	December 31,

	2002	2001	2000	1999	1998

Cash and cash equivalents	$1,258	$610	$46	$11	$12
Working capital	1,340	425	186	171	78
Total assets	3,240	2,131	1,556	405	107
Long-term debt	—	—	—	—	—
Stockholder’s Equity	$1,791	$938	$574	$194	$89

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes to those statements appearing elsewhere in this report.

Overview

      Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, and the Weekend.com newsletter.

      Our revenues are primarily derived from the sale of advertising on our Travelzoo website and in our Travelzoo Top 20 e-mail newsletter.

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

Revenue Recognition

      We classify our revenues as follows:

•	Advertising revenues, consisting of listing fees paid by travel companies to advertise their special offers on the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, the Weekend.com e-mail newsletter, and banner advertising sales. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Banner advertising rates are based on CPM rates (cost per thousand impressions). Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

•	Commissions revenue, consisting of commissions paid by clients for generating sales through the Travelzoo website.

      We recognize revenue as follows:

•	Advertising Revenues. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period. To the extent that any minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising and other variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

•	Commissions. We record commissions as the net amount received. We recognize the revenue in the period that the commissions earned are reported to Travelzoo by the e-commerce partner. Typically, it takes e-commerce partners between two weeks and three months to report commissions to us.

      Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed probable. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

•	Collection is deemed probable. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed probable if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, then we defer the revenue and recognize the revenue upon cash collection.

Provision for Doubtful Accounts

      We initially record a provision for doubtful accounts based on our historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the creditworthiness of the client, the economic conditions of the client’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our clients were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

Results of Operations

      The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2002, 2001 and 2000.

	Year Ended
	December 31,

	2000	2001	2002

Revenues:
Advertising	98%	100%	100%
Commissions	2	—	—

Total revenues	100	100	100

Cost of revenues	7	5	4

Gross profit	93	95	96

Operating expenses:
Sales and marketing	38	53	58
General and administrative	30	22	23
Merger expenses	6	6	1

Total operating expenses	74	81	82

Income from operations	19	14	14
Interest income	—	—	—

Income before income taxes	19	14	14
Income taxes	10	8	5

Net income	9%	6%	9%

      For the year ended December 31, 2002, we reported pre-tax income of approximately $1.4 million. As of December 31, 2002, we had retained earnings of approximately $1.7 million.

     Acquisition of Subscribers

      In 2002, we acquired 2,385,000 new subscribers for our Travelzoo Top 20 product through advertising campaigns for the Travelzoo brand. Subscription to the Travelzoo Top 20 e-mail newsletter is free. However, we believe that these additional subscribers add significant value to the company because the additional subscribers allow us to increase our advertising rates.

      The cost related to the acquisition of the new subscribers is included in our expenses for advertising campaigns for the Travelzoo brand. For the year 2002, our total advertising expenses were $3.9 million.

     Revenues

      Our total revenues increased to $9.8 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001 and $3.9 million for the year ended December 31, 2000. The increase in our total revenues was due to an increase in advertising revenues.

•	Advertising. Advertising revenue increased to $9.8 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001 and $3.9 million for the year ended December 31, 2000. The increases resulted primarily from an increase in the number of travel companies advertising on the Travelzoo website and in the Travelzoo Top 20 newsletter.

•	Commissions. Commissions revenue decreased to $304 for the year ended December 31, 2002 from $6,482 for the year ended December 31, 2001 and $97,451 for the year ended December 31, 2000. The decreases resulted primarily from replacement of commission-based agreements with advertising agreements.

     Cost of Revenues

      Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $351,000 for the year ended December 31, 2002 from $304,000 for the year ended December 31, 2001 and $282,000 for the year ended December 31, 2000. As a percentage of revenue, cost of revenues decreased to 4% for the year ended December 31, 2002 from 5% for the year ended December 31, 2001 and 7% for the year ended December 31, 2000. The decreases resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

     Operating Expenses

•	Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $5.7 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001 and $1.5 million for the year ended December 31, 2000. The increases in sales and marketing expenses was due to the decision by our management to hire more experienced sales personnel and increases of the Company’s advertising of the Travelzoo brand. For the years ended December 31, 2002 and 2001, advertising expenses accounted for 69% and 69%, respectively, of sales and marketing expenses. Advertising activities during the two periods were of the same type (i.e. online advertising).

•	General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $2.3 million for the year ended December 31, 2002 from $1.4 for the year ended December 31, 2001 and $1.2 million for the year ended December 31, 2000. General and administrative expenses increased primarily due to increases in expenses for office space. General and administrative expenses for the year ended December 31, 2001 include a credit of $128,000 for a reduction to the bad debt reserve principally due to the collection of a doubtful account.

•	Merger Expenses. Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. Merger expenses decreased to $55,000 for the year ended December 31, 2002 from $333,000 for the year ended December 31, 2001 and $231,000 for the year ended December 31, 2000. The expenses consisted mostly of fees for professional services, primarily legal and accounting.

     Intangible Assets

      As of December 31, 2002, our long-lived assets include intangible assets of $212,000. The intangible assets consist of the weekend.com and the weekends.com Internet domain names. During 2002, we evaluated the recoverability of our intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets,” which required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to intangible assets in 2002. Any future impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

     Income Taxes

      For the year ended December 31, 2002, we recorded an income tax provision of $573,000. For the years ended December 31, 2001 and 2000, we recorded income tax provisions of $521,000 and $388,000, respectively. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2000, 2001 and 2002.

Liquidity and Capital Resources

      As of December 31, 2002, we had $1.3 million in cash and cash equivalents. Cash and cash equivalents increased from $610,000 on December 31, 2001 primarily as a result of operating income and an increase in accounts payable and accrued expenses offset by income tax payments and an increase in accounts receivable. Cash and cash equivalents increased to $610,000 on December 31, 2001 from $46,000 on December 31, 2000 primarily as a result of operating income and an increase in accrued expenses and income tax payable offset by an increase in accounts receivable and deposits. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs for at least the next 12 months.

      Net cash provided by operating activities in the year ended December 31, 2002 was $769,000. Net cash provided by operating activities in the year ended December 31, 2001 was $771,000. Net cash provided by operating activities in the year ended December 31, 2000 was $409,000. In the year ended December 31, 2002, net cash provided by operating activities resulted primarily from operating income and an increase in accounts payable and accrued expenses offset by income tax payments and an increase in accounts receivable. In the year ended December 31, 2001, net cash provided by operating activities resulted primarily from our net income, adjusted for certain non-cash items, and a decrease in prepaid expenses offset by increase in deposits. In the year ended December 31, 2000, net cash provided by operating activities resulted primarily from our net income, adjusted for certain non-cash items, and an increase in income tax payable offset by an increase in accounts receivable.

      Net cash used in investing activities was $121,000, $156,000, and $6,000 during the years ended December 31, 2002, 2001 and 2000, respectively. In all periods, net cash was used in investing activities for equipment purchases, and in 2000 $125,000 was used for the purchase of a domain name.

      Net cash provided by financing activities was $0 in the year ended December 31, 2002. Net cash used in financing activities was $50,000 for the year ended December 31, 2001. Net cash provided by financing activities was $54,000 for the year ended December 31, 2000. In the year ended December 31, 2001, net cash was used in financing activities for repayment of a loan made to Travelzoo by Ralph Bartel, its principal stockholder. In the year ended December 31, 2000, net cash was provided by a loan by Mr. Bartel and exercise of stock options by an employee.

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

      Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase, and we may be required to agree to operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. We adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on our combined financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. We adopted SFAS No. 142 as of the beginning of 2002 and the effect of adoption did not have a material impact on our condensed consolidated financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. We will adopt SFAS No. 143 at the beginning of 2003, and the adoption is not expected to have a material impact on our combined financial statements.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to our financial statements beginning in 2002. The adoption of this statement did not have a material impact on our consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for us beginning in 2003, and the effect of adoption is not expected to have a material impact on our consolidated financial statements.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. Our adoption of Statement 146 will not have a material impact on our historical financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligation under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the new disclosure requirements of this statement.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of Company’s third quarter of 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Our accounts receivable are subject, in normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to minimize the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

Item 8.     Consolidated Financial Statements

TRAVELZOO INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Travelzoo Inc.

      We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

January 13, 2003

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,258,273	$609,919
Accounts receivable, less allowance for doubtful accounts of $55,925 and $55,228 as of December 31, 2002 and December 31, 2001, respectively	1,311,399	892,337
Deposits	22,339	32,508
Prepaid expenses and other current assets	114,909	18,179
Deferred income taxes	81,313	65,051

Total current assets	2,788,233	1,617,994
Deposits	64,923	—
Deferred income taxes	32,054	15,298
Property and equipment, net	142,091	137,200
Intangible assets, net	212,293	360,238

Total assets	$3,239,594	$2,130,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442,349	$175,351
Accrued expenses	547,680	284,318
Deferred revenue	19,179	86,721
Income tax payable	439,432	646,457

Total liabilities	1,448,640	1,192,847

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 19,425,147 shares issued and outstanding both years	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	1,712,781	859,710

Total stockholders’ equity	1,790,954	937,883

Total liabilities and stockholders’ equity	$3,239,594	$2,130,730

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Revenues:
Advertising	$9,847,516	$6,141,456	$3,852,066
Commissions	304	6,482	97,451

Total revenues	9,847,820	6,147,938	3,949,517
Cost of revenues	351,169	304,081	282,195

Gross profit	9,496,651	5,843,857	3,667,322

Operating expenses:
Sales and marketing	5,726,557	3,274,747	1,484,495
General and administrative	2,293,846	1,354,088	1,201,982
Merger expenses	54,538	332,721	231,303

Total operating expenses	8,074,941	4,961,556	2,917,780

Income from operations	1,421,710	882,301	749,542
Interest income	3,971	2,702	—

Income before income taxes	1,425,681	885,003	749,542
Income taxes	572,610	521,268	387,856

Net income	$853,071	$363,735	$361,686

Net income per share:
Basic and diluted net income per share	$0.04	$0.02	$0.02

Shares used in computing basic net income per share	19,425,147	19,425,147	19,372,791

Shares used in computing diluted net income per share	19,896,353	19,425,147	19,466,810

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS Of STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional		Total
			Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 1999	19,285,147	$192,851	$(132,851)	$134,289	$194,289
Issuance of common stock upon exercise of options	70,000	700	2,800	—	3,500
Stock-based compensation expense	—	—	9,221	—	9,221
Issuance of common stock to directors	70,000	700	4,752	—	5,452
Net income	—	—	—	361,686	361,686

Balances, December 31, 2000	19,425,147	194,251	(116,078)	495,975	574,148
Net income	—	—	—	363,735	363,735

Balances, December 31, 2001	19,425,147	$194,251	$(116,078)	$859,710	$937,883

Net income	—	—	—	853,071	853,071

Balances, December 31, 2002	19,425,147	$194,251	$(116,078)	$1,712,781	$1,790,954

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$853,071	$363,735	$361,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,373	138,628	54,914
Deferred income taxes	(33,018)	28,196	(93,381)
Provision for losses on accounts receivable	14,571	(88,507)	135,144
Loss on disposal of property and equipment	—	567	4,212
Stock-based compensation expense	—	—	9,221
Non-cash revenues	(3,410)	(16,449)	—
Changes in operating assets and liabilities:
Accounts receivable	(433,633)	(19,870)	(591,562)
Deposits	(54,754)	78,244	(102,566)
Prepaid expenses and other current assets	(96,730)	92,819	(92,765)
Accounts payable	266,998	(1,541)	113,086
Accrued expenses	263,362	60,839	133,975
Deferred revenue	5,295	11,384	(3,300)
Income tax payable	(207,025)	122,653	479,881

Net cash provided by operating activities	769,100	770,698	408,545

Cash flows from investing activities:
Purchases of property and equipment	(120,746)	(31,365)	(227,589)
Purchases of intangible assets	—	(125,000)	(200,000)

Net cash used in investing activities	(120,746)	(156,365)	(427,589)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	3,500
Loans from principal stockholder	—	—	50,000
Repayment of loans from principal stockholder	—	(50,000)	—

Cash (used in) provided by financing activities	—	(50,000)	53,500

Net increase in cash and cash equivalents	648,354	564,333	34,456
Cash and cash equivalents at beginning of year	609,919	45,586	11,130

Cash and cash equivalents at end of year	$1,258,273	$609,919	$45,586

Supplemental disclosure of cash flow information:
Cash paid for income taxes net refunds received	$812,653	$385,102	$1,356

Non cash investing activities:
Intangible asset acquired for future advertising Services	$—	$89,286	$—

Reduction in carry amounts of intangible asset and deferred revenue	$(69,427)	—	$—

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

(1) Summary of Significant Accounting Policies

     (a) Description of Business and Basis of Presentation

      The consolidated financial statements include the accounts of Travelzoo Inc. and its wholly-owned subsidiaries (the “Company” or “Travelzoo”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company publishes the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, and the Weekend.com e-mail newsletter which provide advertising opportunities for the travel industry.

      The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Mr. Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which also issued 5,155,874 shares via the Internet to approximately 700,000 stockholders (“the Netsurfer stockholders”) for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo website. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.

      During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation was dissolved. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Stockholders have a period of two years to receive shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of December 31, 2002, 6,791,612 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,504,262 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. and earnings per share calculations. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results of Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

     (b) Revenue Recognition

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

      Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. If fixed-fee advertising is

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

displayed over a term greater than one month, revenues are recognized ratably over the period. To the extent that any minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising and other variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

      The Company had outsourced part of its advertising sales and production activities to DoubleClick, Inc. (“DoubleClick”). Under the terms of the agreement with DoubleClick, the Company received a portion of the revenue received by DoubleClick from customers for the display of advertising on the Travelzoo website. The Company recorded these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $82,939, $600,454, and $430,130 for the years ended December 31, 2002, 2001, and 2000 respectively. The Company’s share of this income, which has been recorded as revenue, was $38,354, $332,736, and $231,885 for the years ended December 31, 2002, 2001, and 2000 respectively. The agreement with DoubleClick was canceled as of August 23, 2002.

      Revenues from advertising barter transactions are recognized in the period during which the advertisements are displayed on the Travelzoo website. Expenses from barter transactions are recognized in the period during which the advertisements are displayed on the barter partner’s website. Barter transactions are recorded at the fair value of the advertising provided based on cash received by the Company for transactions involving similar types of advertising during the six months preceding the transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. The amounts included in advertising revenues and sales and marketing expenses for barter transactions were $-0-, $-0-, and $37,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

      Commissions are recorded as the net amount received by the Company and are recognized in the period in which the commissions earned are reported to the Company by the e-commerce partner.

     (c) Net Income Per Share

      Net income per share has been calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by adjusting the weighted-average number of common shares for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the calculation of basic and diluted income per share:

	Year Ended December 31,

	2002	2001	2000

Basic net income per share:
Net income	$853,071	$363,735	$361,686

Weighted average common shares	19,425,147	19,425,147	19,372,791

Basic net income per share	$0.04	$0.02	$0.02

Diluted net income per share:
Net income	$853,071	$363,735	$361,686

Weighted average common shares	19,425,147	19,425,147	19,372,791
Effect of dilutive securities-stock options	471,206	—	94,019

Weighted average common and potential common shares	19,896,353	19,425,147	19,466,810

Diluted net income per share	$0.04	$0.02	$0.02

      For the year ended December 31, 2001, all outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

     (d) Use of Estimates

      Management of the Company have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (e) Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2002	2001

Computer hardware and software	$249,801	$182,461
Office equipment	141,266	95,063

	391,067	277,524
Less accumulated depreciation	248,976	140,324

Total	$142,091	$137,200

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (f) Intangible Assets

      Intangible assets consist of the following:

	December 31,

	2002	2001

Acquired amortized intangible assets:
Internet domain names	$344,857	$414,286
Less accumulated amortization	132,564	54,048

Total	$212,293	$360,238

      Amortization expense was $78,518, $50,714, and $3,333 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In October 2001, the Company completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue was recognized as the clicks were delivered. During the years ended December 31, 2002 and 2001, $3,410 and $16,449 of revenues related to this arrangement were recognized. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

      Estimated future amortization expense related to intangible assets at December 31, 2002 is as follows:

2003	$65,500
2004	65,500
2005	62,167
2006	19,126

$212,293

     (g) Advertising Costs

      Advertising costs (including barter advertising) amounted to $3,960,464, $2,264,488 and $1,161,800 for the years ended December 31, 2002, 2001, and 2000, respectively. During the years ended December 31, 2002, 2001 and 2000, $546,214, $492,672 and $256,920, respectively, of advertising services were purchased from the Company’s customers under non-barter arrangements.

     (h) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (i) Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Impairment of Long-Lived Assets. SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j) Stock-Based Compensation

      As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for fixed plan stock awards to employees. Deferred stock-based compensation for options granted to employees is determined as the excess of the fair value of the common stock over the exercise price on the date options were granted. Stock-based compensation is amortized over the vesting period of the individual award.

      Had all stock-based compensation awards granted to employees and directors been accounted for using the fair value based method net income and net income share would have been adjusted to the amounts reported in the following table.

	Year Ended December 31,

	2002	2001	2000

Net income as reported	$853,071	$363,735	$361,686
Stock-based compensation included in determination of net income	—	—	9,221
Stock-based compensation determined under the fair-value based method	(1,908)	(56,182)	(11,765)

Pro-forma net income as if the fair value based method had been applied to all awards	$851,163	$307,553	$359,142

Pro-forma basic and diluted net income per share as if the fair value based method had been applied to all awards	$0.04	$0.02	$0.02

      The fair value of options granted was calculated as of the grant date using the Black-Scholes method with the following assumptions:

	2002	2001	2000

Numbers of options granted	33,589	210,000	70,000
Grant date fair value of options	$0.06	$0.27	$0.17
Grant date fair value of the common stock	$0.56	$0.39	$0.18
Expected life of the option (in years)	5	10	10
Annual volatility	51%	85%	85%
Risk-free interest rates	4.5%	4.5%	4.5%
Dividend Rate	—	—	—

     (k) Website Development Costs

      Prior to June 30, 2000, website development costs were expensed as incurred. The Company adopted EITF Issue No. 00-02, Accounting for Website Development Costs, on June 30, 2000. The adoption of EITF

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issue No. 00-02 did not have a significant impact on the combined financial statements. Subsequent to the adoption of EITF No. 00-02, no internal website development costs that qualify for capitalization have been incurred.

     (l) Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the combined financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. The Company adopted SFAS No. 142 as of the beginning of 2002 and the effect of adoption did not have a material impact on the condensed consolidated financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt SFAS No. 143 at the beginning of 2003, and the adoption is not expected to have a material impact on the combined financial statements.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to the Company’s financial statements beginning in 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company’s adoption of Statement 146 will not have a material impact on its historical financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. The disclosure requirements effective for the year ending

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, expand the disclosures required by a guarantor about its obligation under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company’s financial position, results of operations or cash flows.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the new disclosure requirements of this statement.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of Company’s third quarter of 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company’s financial position, results of operations or cash flows.

(2) Commitments

      The Company leases office space in Mountain View, California, and in New York, New York, under operating leases which expire on December 31, 2003 and June 30, 2004, respectively. The future minimum rental payments under these operating leases as of December 31, 2002, total $556,940 and $197,940 for 2003 and 2004, respectively. Rent expense was $471,766, $302,355 and $154,498 for the years ended December 31, 2002, 2001, and 2000, respectively.

(3) Allowance for Doubtful Accounts

      The details of changes to the allowance for doubtful accounts are as follows:

Balance at December 31, 1999	$10,000
Additions — charged to costs and expenses	135,144

Balance at December 31, 2000	145,144
Deductions — credited to costs and expenses, net	(88,507)
Deductions — write-offs	(1,409)

Balance at December 31, 2001	55,228
Additions — charged to costs and expenses, net	14,572
Deductions — write-offs	(13,875)

Balance at December 31, 2002	$55,925

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Income Taxes

      Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 consisted of the following:

	Current	Deferred	Total

2002:
Federal	$453,851	$(26,836)	$427,015
State	151,777	(6,182)	145,595

	$605,628	$(33,018)	$572,610

2001:
Federal	$384,153	$21,846	$405,999
State	108,669	6,350	115,019
Foreign	250	—	250

	$493,072	$28,196	$521,268

2000:
Federal	$380,265	$(79,706)	$300,559
State	100,722	(13,675)	87,047
Foreign	250	—	250

	$481,237	$(93,381)	$387,856

      Income tax expense for the years ended December 31, 2002, 2001, and 2000, differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	2002	2001	2000

Federal tax at statutory rates	$485,714	$307,423	$254,844
State taxes, net of federal income tax benefit	96,093	99,146	57,451
Foreign taxes	—	250	250
Non-deductible merger expenses and other	(9,197)	114,449	75,311
Total income tax expense	$572,610	$521,268	$387,856

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2002, and 2001, are as follows:

	2002	2001

Deferred tax assets:
Accruals and allowances	$39,204	$28,104
State income taxes	36,733	36,948
Capitalized start-up costs	760	1,531
Property and equipment	—	3,968
Intangible assets	$39,462	$13,073

Gross deferred tax assets	116,159	83,624
Deferred tax liabilities:
State income taxes	$—	$(3,275)
Property and equipment	(2,792)	—

Gross deferred tax liabilities	(2,792)	(3,275)

Net deferred tax assets	$113,367	$80,349

      No valuation allowance has been recorded for the deferred tax assets because management believes that the Company is more likely than not to generate sufficient future taxable income to realize the related tax benefits.

(5) Stockholders’ Equity

      As of December 31, 2002 the authorized capital stock of Travelzoo Inc. comprised 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2002 19,425,147 shares of common stock and no shares of preferred stock were issued and outstanding. During 2000, the Company granted to an employee options to purchase 334,676 shares of common stock with an exercise price of $0.05 and a two-year vesting period. In September 2000, upon the termination of the employee, 70,000 options were fully vested under the original terms of the grant and the remaining unvested options were forfeited. The Company recorded stock-based compensation in 2000 of $9,221 based on the intrinsic value of the options that vested. The 70,000 vested options were exercised in September 2000.

      As described in note 1(a), as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 and expire in January 2011.

      In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011.

      In March 2002, Travelzoo Inc. granted to each director fully vested and exercisable options to purchase 5,000 shares of common stock with an exercise price of $3.00 for their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were forfeited upon the resignation of a director. All other options are vested as of December 31, 2002. The options expire in March 2012.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Significant Customer Information and Segment Reporting

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of December 31, 2002, the Company has one operating segment: online advertising.

      Significant customer information is as follows:

				Percent of
	Percentage of			Accounts
	Total Revenue			Receivable

	Year Ended December 31,			December 31,

Customer	2002	2001	2000	2002	2001

A	*	*	*	12%	*
B	13%	15%	22%	*	19%
C	*	*	11%	—	—
D	*	13%	*	—	15%
E	14%	*	—	21%	11%
All of the above customers are located in the United States of America.

*	Less than 10%

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Unaudited Quarterly Information

      The following represents unaudited quarterly financial data for 2002 and 2001.

	Quarters Ended

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands)
Revenues:
Advertising	$3,132	$2,538	$2,211	$1,966	$1,723	$1,574	$1,537	$1,308
Commissions	—	—	—	—	—	1	3	3

Total revenues	3,132	2,538	2,211	1,966	1,723	1,575	1,540	1,311
Cost of revenues	89	90	86	86	79	74	75	77

Gross profit	3,043	2,448	2,125	1,880	1,644	1,501	1,465	1,234
Operating expenses:
Sales and marketing	1,904	1,510	1,316	996	1,115	920	790	450
General and administrative	647	522	562	562	418	373	366	197
Merger expenses	—	—	—	55	29	62	113	128

Total operating expenses	2,551	2,032	1,878	1,613	1,562	1,355	1,269	775
Income from operations	492	416	247	267	82	146	196	459
Interest income	2	1	—	1	1	1	1	—

Income before income taxes	494	417	247	268	83	147	197	459
Income taxes	168	171	101	133	68	86	127	241

Net income	$326	$246	$146	$135	$15	$61	$70	$218

Basic and diluted net income per share	$.02	$.01	$.01	$—	$—	$—	$.01	$.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the sections entitled “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“the Commission”) within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2002.

      The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 25, 2003.

Name	Age	Position

Ralph Bartel, Ph.D.	37	President, Chief Executive Officer, and Chief Financial Officer
Lisa Su	27	Controller (Chief Accounting Officer)

      Ralph Bartel founded Travelzoo in May 1998 and has served as President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since inception. Prior to his founding of Travelzoo, from 1996 to 1997, Mr. Bartel served as Managing Assistant at Gruner + Jahr AG, the magazine division of Bertelsmann AG. Mr. Bartel holds a Ph.D. in Communications from the University of Mainz, Germany, an MBA in Finance and Accounting from University of St. Gallen, Switzerland, and a Master’s degree in Journalism from University of Eichstaett, Germany.

      Lisa Su has served as Controller (Chief Accounting Officer) since October 1, 2000. From April 1999 to September 2000, Ms. Su was a Treasury Accountant for Webvan Group, Inc. Ms. Su holds a bachelor’s degree in economics/accounting from Claremont McKenna College.

Item 11.     Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under “Compensation of Executive Officers and Other Matters” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Principal Ownership of Travelzoo Common Stock” in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2002.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2002.

Item 14.     Controls and Procedures

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

PART IV

Item 15.     Exhibits, Financial Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Our Consolidated Financial Statements are included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Supplementary Consolidated Financial Statement Schedules:

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See attached Exhibit Index.

      (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 27, 2003.

TRAVELZOO INC.
(Registrant)

By:	/s/ RALPH BARTEL

Ralph Bartel
Chairman of the Board,
Chief Executive Officer, and
Chief Financial Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Ralph Bartel as his or her attorney-in-fact, with full power of substitution, for him or her any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Signature	Title	Date

/s/ RALPH BARTEL Ralph Bartel	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 27, 2003

/s/ LISA SU Lisa Su	Controller (Chief Accounting Officer)	March 27, 2003

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 28, 2003

/s/ SUZANNE L. KAVERT Suzanne L. Kavert	Director	March 28, 2003

/s/ SUZANNA MAK Suzanna Mak	Director	March 28, 2003

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 28, 2003

/s/ KELLY M. URSO Kelly M. Urso	Director	March 28, 2003

CERTIFICATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Bartel, certify that:

      1. I have reviewed this annual report on Form 10-K of Travelzoo Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TRAVELZOO INC.

By:	/s/ RALPH BARTEL

Ralph Bartel
Chairman of the Board,
Chief Executive Officer, and
Chief Financial Officer

Date: March 27, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.1	—	Employment Agreement, dated as of April 1, 2000, between Travelzoo Sales, Inc. and Ralph Bartel (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.2	—	Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.5	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
21.1	—	List of Subsidiaries of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
24.1	—	Power of Attorney (included on signature page)
99.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002