Form 10-Q
period 2003-03-31
TRAVELZOO INC
filed 2003-05-06
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-50171

TRAVELZOO INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4415727
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor, New York, New York (Address of Principal Executive Offices)	10022 (Zip code)

Registrant’s telephone number, including area code:
(212) 521-4200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☐           No☑

     As of May 2, 2003, the registrant had outstanding 19,425,147 shares of its $0.01 par value common stock.

TRAVELZOO INC.

1

PART I. FINANCIAL INFORMATION

Item 1.      Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,777,571	$1,258,273
Accounts receivable, less allowance for doubtful accounts of $85,536 and $55,925 as of March 31, 2003 and December 31, 2002, respectively	1,606,353	1,311,399
Deposits	22,339	22,339
Prepaid expenses and other current assets	103,606	114,909
Deferred income taxes	81,313	81,313

Total current assets	3,591,182	2,788,233
Deposits	64,923	64,923
Deferred income taxes	32,054	32,054
Property and equipment, net	118,140	142,091
Intangible assets, net	195,918	212,293

Total assets	$4,002,217	$3,239,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508,333	$442,349
Accrued expenses	882,463	547,680
Deferred revenue	21,810	19,179
Income tax payable	414,044	439,432

Total liabilities	1,826,650	1,448,640

Commitments
Stockholders’ equity:
Common stock	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	2,097,394	1,712,781

Total stockholders’ equity	2,175,567	1,790,954

Total liabilities and stockholders’ equity	$4,002,217	$3,239,594

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$3,713,577	$1,966,024
Cost of revenues	83,138	85,829

Gross profit	3,630,439	1,880,195

Operating expenses:
Sales and marketing	1,923,921	996,103
General and administrative	1,056,684	562,318
Merger expenses	—	54,538

Total operating expenses	2,980,605	1,612,959

Income from operations	649,834	267,236
Interest income	2,053	1,137

Income before income taxes	651,887	268,373
Income taxes	267,274	132,633

Net income	384,613	135,740

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.02	$0.01

Shares used in computing basic net income per share	19,425,147	19,425,147

Shares used in computing diluted net income per share	20,504,539	19,425,147

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$384,613	$135,740
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,298	44,051
Provision for losses on accounts receivable	29,611	29,288
Non-cash revenues	—	(3,410)
Changes in operating assets and liabilities:
Accounts receivable	(324,565)	(134,275)
Deposits	—	(4,350)
Prepaid expenses and other current assets	11,303	(11,395)
Accounts payable	65,984	54,598
Accrued expenses	334,783	(21,354)
Deferred revenue	2,631	67,017
Income tax payable	(25,388)	(348,742)

Net cash provided by (used in) operating activities	527,270	(192,832)

Cash flows from investing activities:
Purchases of property and equipment	(7,972)	(5,261)

Net cash used in investing activities	(7,972)	(5,261)

Net increase (decrease) in cash and cash equivalents	519,298	(198,093)
Cash and cash equivalents at beginning of period	1,258,273	609,919

Cash and cash equivalents at end of period	$1,777,571	$411,826

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$292,662	$481,375

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by Travelzoo Inc. (the “Company” or “Travelzoo”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2002, included in the Company’s Form 10-K filed with the SEC on March 28, 2003.

      The consolidated financial statements include the accounts of Travelzoo and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future period, and the Company makes no representations related thereto.

      During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation was dissolved. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Former stockholders of Travelzoo.com Corporation have a period of two years to receive shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of March 31, 2003, 7,133,003 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,162,871 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. and the calculations of basic and diluted earnings per share. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results for Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Revenue Recognition

      Substantially all revenue consists of advertising sales. Advertising revenues are derived principally from the sale of advertising on the Travelzoo website and in the Travelzoo Top 20 e-mail newsletter.

      Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. Where collectibility is not probable, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period. To the extent that any minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising and other variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

      The Company had outsourced part of its advertising sales and production activities to DoubleClick, Inc. (“DoubleClick”). The agreement with DoubleClick was canceled as of August 23, 2002. Under the terms of the agreement with DoubleClick, the Company received a portion of the revenue received by DoubleClick from clients for the display of advertising on the Travelzoo website. The Company records these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $-0- and $25,121 for the three months ended March 31, 2003 and 2002, respectively. The Company’s share of this income, which has been recorded as revenue, was $-0- and $12,058 for the three months ended March 31, 2003 and 2002, respectively.

      In October 2001, the Company completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 in cash and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered, and $3,410 of such revenue was recognized for the three months ended March 31, 2002. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

(3) Stock-based Compensation

      The Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, during the quarter ended March 31, 2003. As required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the time of grant using the Black-Scholes option-pricing model.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Three Months Ended
	March 31,

	2003	2002

Net income as reported	$384,613	$135,740
Stock-based compensation included in determination of net income	—	—
Stock-based compensation determined under the fair-value based method	—	(477)

Pro-forma net income as if the fair value based method had been applied to all awards	$384,613	$135,263

Pro-forma basic and diluted net income per share as if the fair value based method had been applied to all awards	$0.02	$0.01

      The fair value of options granted was calculated as of the grant date using the Black-Scholes method with the following assumptions:

	2003	2002

Numbers of options granted	—	33,589
Grant date fair value of options	—	0.06
Grant date fair value of the common stock	$—	$0.56
Expected life of the option (in years)	—	5
Annual volatility	—	51%
Risk-free interest rates	—	4.5%
Dividend Rate	—	—

(4) Net Income Per Share

      Net income per share has been calculated under SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding during the period. Potential common shares included in the diluted calculation consists of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,

	2003	2002

Basic net income per share:
Net income	$384,613	$135,740

Weighted average common shares	19,425,147	19,425,147

Basic net income per share	$0.02	$0.01

Diluted net income per share:
Net income	$384,613	$135,740

Weighted average common shares	19,425,147	19,425,147
Effect of dilutive securities stock options	1,079,392	—

Diluted weighted average common shares	20,504,539	19,425,147

Diluted net income per share	$0.02	$0.01

      For the three months ended March 31, 2002, all outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

(5) Commitments

      The Company leases office space in Mountain View, California, and in New York, New York, under operating leases which expire on December 31, 2003 and June 30, 2004, respectively. The future minimum rental payments under these operating leases as of March 31, 2003 and December 31, 2002 total $629,485 and $556,940, respectively. The future lease payments consist of $431,545 of payments due in 2003 and $197,940 of payments due in 2004.

(6) Significant Customer Information and Segment Reporting

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of March 31, 2003, the Company has one operating segment.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable

	Three Months Ended March 31,		March 31,

Customer	2003	2002	2003	2002

A	*	*	13%	*
B	10%	16%	15%	20%
C	—	*	—	15%
D	10%	16%	14%	18%
All of the above customers are located in the United States of America.

*	Less than 10%

(7) Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for the Company beginning in 2003 and the adoption of this statement did not have a material impact on the consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption did not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company’s third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. Accordingly, the adoption of this statement is currently not expected to have a material impact on the consolidated financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. As the Internet is becoming the preferred medium of consumers to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, and the Weekend.com newsletter.

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

     Our revenues are derived principally from the sale of advertising on our Travelzoo website and in our Travelzoo Top 20 e-mail newsletter.

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

Revenue Recognition

     Substantially all of our revenues are advertising revenues, consisting of fees paid by travel companies to advertise their special offers on the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, and the Weekend.com e-mail newsletter. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Banner advertising rates are based on CPM rates (cost per thousand impressions). Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

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

     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed probable. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable insertion order signed by the client to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

•	Collection is deemed probable. We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the client. Collection is deemed probable if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, then we recognize the revenue upon cash collection, provided that the other criteria for revenue recognition have been met.

Provision for Doubtful Accounts

     We initially record a provision for doubtful accounts based on our historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit-worthiness of the client, the economic conditions of the client’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our clients were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended
	March 31,

	2003	2002

Revenues	100%	100%
Cost of revenues	2	4

Gross profit	98	96

Operating expenses:
Sales and marketing	52	51
General and administrative	29	29
Merger expenses	—	3

Total operating expenses	81	83
Income from operations	17	14
Income before income taxes	17	14
Income taxes	7	7

Net income	10%	7%

     For the three months ended March 31, 2003, we reported pre-tax income of approximately $652,000. As of March 31, 2003, we had retained earnings of approximately $2.1 million.

Acquisition of Subscribers

     In the three months ended March 31, 2003, we acquired 693,000 new subscribers for our Travelzoo Top 20 product through advertising campaigns for the Travelzoo brand. Subscription to the Travelzoo Top 20 e-mail newsletter is free. However, we believe that these additional subscribers add significant value to the Company because the additional subscribers may allow us to increase our advertising rates in the future.

     The cost related to the acquisition of the new subscribers is included in our advertising expenses. Advertising expenses are included in sales and marketing expenses. For the three months ended March 31, 2003, our advertising expenses were $1.3 million.

Revenues

     Our total revenues increased to $3.7 million for the three months ended March 31, 2003, from $2.0 million for the three months ended March 31, 2002. The increase in our total revenues was due to signing on new clients and increased spending from existing clients.

     Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues decreased to $83,000 for the three months ended March 31, 2003, from $86,000 for the three months ended March 31, 2002. As a percentage of revenue, cost of revenues decreased to 2% for the three months ended March 31, 2003 from 4% for the three months ended March 31, 2002. The decrease resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

     Operating Expenses

•	Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, commission expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $1.9 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. The increase in sales and marketing expenses was primarily due to the increase in sales and marketing personnel and an increase of our advertising of the Travelzoo brand. In the three months ended March 31, 2003 and 2002, advertising expenses accounted for 67% and 64%, respectively, of sales and marketing expenses. Advertising activities during the two periods were of the same type (i.e. online advertising). During the three months ended March 31, 2003 and 2002, $121,000 and $83,000, respectively, of advertising services were purchased from the Company’s clients under non-barter arrangements.

•	General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2003 from $562,000 for the three months ended March 31, 2002. General and administrative expenses increased primarily due to an increase in expenses for office space and an increase in expenses for professional services.

•	Merger Expenses. Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. Merger expenses decreased to $-0- for the three months ended March 31, 2003 from $55,000 for the three months ended March 31, 2002 as the merger was completed in 2002. The expenses consisted mostly of fees for professional legal and accounting services.

     Income Taxes

     For the three months ended March 31, 2003, we recorded an income tax provision of $267,000. For the three months ended March 31, 2002, we recorded an income tax provision of $133,000. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2002.

Liquidity and Capital Resources

     As of March 31, 2003, we had $1.8 million in cash and cash equivalents. Cash and cash equivalents increased from $1.3 million on December 31, 2002, primarily as a result of operating income and an increase in accrued expenses offset by an increase in accounts receivable. We expect that cash flows generated from operations will continue to be sufficient to provide for our working capital needs in the near future.

     Net cash provided by operating activities in the three months ended March 31, 2003 was $527,000. Net cash used by operating activities in the three months ended March 31, 2002 was $193,000. In the three months ended March 31, 2003, net cash provided by operating activities resulted primarily from operating income and an increase in accrued expenses offset by an increase in accounts receivable. In the three months ended March 31, 2002, net cash used in operating activities resulted primarily from a decrease in income tax payable and an increase in accounts receivable offset by our net income, and an increase in deferred revenue.

     Net cash used in investing activities was $8,000 and $5,000 during the three months ended March 31, 2003 and 2002, respectively. In both periods, net cash was used in investing activities for equipment purchases.

     There were no cash flows related to financing activities in the three months ended March 31, 2003 and 2002.

     Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of resources we devote to our products, including the Travelzoo website, the Travelzoo Top 20 newsletter, the Weekend.com newsletter, the expansion of our operations and the amount of resources we devote to promoting awareness of the Travelzoo brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses and general and administrative expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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

      In the three months ended March 31, 2003, two clients accounted for 20% of our revenues. The loss of one client or both clients may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business.

Our business model is unproven and may not be adaptable to a changing market.

      Our current revenue model depends on advertising fees from travel companies using our products. If current clients decide not to continue advertising their sales and specials with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

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

      The Securities Exchange Act of 1934 requires us to provide paper copies of certain reports to our stockholders who do not consent to receiving electronic delivery. If a significant number of our stockholders do not consent to electronic delivery of stockholder communications or revoke such consent, we may face significant costs related to the printing and mailing of such reports.

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

      Events like the war with Iraq or the terrorist attacks on the United States in 2001 have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If the events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

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

      We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2003, we had 27 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

99.1	Certification under Section 906

(b)	Reports on Form 8-K

     On January 30, 2003, Travelzoo filed a Current Report on Form 8-K furnishing the audited consolidated financial statements for the year ended December 31, 2002 in connection with the application of Travelzoo to be listed on the NASDAQ SmallCap Market.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 3, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/ RALPH BARTEL Ralph Bartel Chairman of the Board, Chief Executive Officer, and Chief Financial Officer