Form 10-Q
period 2003-06-30
TRAVELZOO INC
filed 2003-07-30
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

     As of July 28, 2003, the registrant had outstanding 19,425,147 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,343,037	$1,258,273
Accounts receivable, less allowance for doubtful accounts of $96,778 and $55,925 as of June 30, 2003 and December 31, 2002, respectively	1,696,472	1,311,399
Deposits	108,188	22,339
Prepaid expenses and other current assets	140,383	114,909
Deferred income taxes	81,313	81,313

Total current assets	4,369,393	2,788,233
Deposits	—	64,923
Deferred income taxes	32,054	32,054
Property and equipment, net	105,318	142,091
Intangible assets, net	179,543	212,293

Total assets	$4,686,308	$3,239,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552,548	$442,349
Accrued expenses	836,262	547,680
Deferred revenue	24,865	19,179
Income tax payable	500,669	439,432

Total liabilities	1,914,344	1,448,640

Commitments
Stockholders’ equity:
Common stock	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	2,693,791	1,712,781

Total stockholders’ equity	2,771,964	1,790,954

Total liabilities and stockholders’ equity	$4,686,308	$3,239,594

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$4,291,359	$2,211,180	$8,004,936	$4,177,204
Cost of revenues	81,031	86,171	164,169	172,000

Gross profit	4,210,328	2,125,009	7,840,767	4,005,204

Operating expenses:
Sales and marketing	2,294,521	1,316,213	4,218,442	2,312,316
General and administrative	903,119	562,298	1,959,803	1,124,616
Merger expenses	—	—	—	54,538

Total operating expenses	3,197,640	1,878,511	6,178,245	3,491,470

Income from operations	1,012,688	246,498	1,662,522	513,734
Interest income	3,084	350	5,137	1,487

Income before income taxes	1,015,772	246,848	1,667,659	515,221
Income taxes	419,375	100,968	686,649	233,601

Net income	596,397	145,880	981,010	281,620

Basic net income per share	$0.03	$0.01	$0.05	$0.01

Diluted net income per share	$0.03	$0.01	$0.05	$0.01

Shares used in computing basic net income per share	19,425,147	19,425,147	19,425,147	19,425,147

Shares used in computing diluted net income per share	20,498,665	19,425,147	20,501,602	19,425,147

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$981,010	$281,620
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	87,940	88,685
Provision for losses on accounts receivable	40,853	36,791
Loss on disposal of property and equipment	415	—
Non-cash revenues	—	(3,410)
Changes in operating assets and liabilities:
Accounts receivable	(425,926)	(257,485)
Deposits	(20,926)	(29,227)
Prepaid expenses and other current assets	(25,474)	(39,354)
Accounts payable	110,199	(21,358)
Accrued expenses	288,582	106,134
Deferred revenue	5,686	13,296
Income tax payable	61,237	(307,259)

Net cash provided by (used in) operating activities	1,103,596	(131,567)

Cash flows from investing activities:
Purchases of property and equipment	(18,832)	(98,818)

Net cash used in investing activities	(18,832)	(98,818)

Net increase (decrease) in cash and cash equivalents	1,084,764	(230,385)
Cash and cash equivalents at beginning of period	1,258,273	609,919

Cash and cash equivalents at end of period	$2,343,037	$379,534

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$625,412	$540,860

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

     The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future period, and the Company makes no representations related thereto.

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation was dissolved. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Former stockholders of Travelzoo.com Corporation have a period of two years to receive shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of July 15, 2003, 7,149,209 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,146,665 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. and the calculations of basic and diluted earnings per share. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results for Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

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

     The Company had outsourced part of its advertising sales and production activities to DoubleClick, Inc. (“DoubleClick”). The agreement with DoubleClick was canceled as of August 23, 2002. Under the terms of the agreement with DoubleClick, the Company received a portion of the revenue received by DoubleClick from clients for the display of advertising on the Travelzoo website. The Company records these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $-0- and $45,521 for the six months ended June 30, 2003 and 2002, respectively. The Company’s share of this income, which has been recorded as revenue, was $-0- and $20,394 for the six months ended June 30, 2003 and 2002, respectively.

     In October 2001, the Company completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 in cash and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered, and $3,410 of such revenue was recognized for the six months ended June 30, 2002. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Six Months Ended
	June 30,

	2003	2002

Net income as reported	$981,010	$281,620
Stock-based compensation included in determination of net income	—	—
Stock-based compensation determined under the fair-value based method	—	(954)

Pro-forma net income as if the fair value based method had been applied to all awards	$981,010	$280,666

Pro-forma basic and diluted net income per share as if the fair value based method had been applied to all awards	$0.05	$0.01

     The fair value of options granted was calculated as of the grant date using the Black-Scholes method with the following assumptions:

	2003	2002

Numbers of options granted	—	33,589
Grant date fair value of options	—	0.06
Grant date fair value of the common stock	$—	$0.56
Expected life of the option (in years)	—	5
Annual volatility	—	51%
Risk-free interest rates	—	4.5%
Dividend Rate	—	—

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

     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic net income per share:
Net income	$596,397	$145,880	$981,010	$281,620

Weighted average common shares	19,425,147	19,425,147	19,425,147	19,425,147

Basic net income per share	$0.03	$0.01	$0.05	$0.01

Diluted net income per share:
Net income	$596,397	$145,880	$981,010	$281,620

Weighted average common shares	19,425,147	19,425,147	19,425,147	19,425,147
Effect of dilutive securities stock options	1,073,518	—	1,076,455	—

Diluted weighted average common shares	20,498,665	19,425,147	20,501,602	19,425,147

Diluted net income per share	$0.03	$0.01	$0.05	$0.01

     For the three and six months ended June 30, 2002, all outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

(5) Commitments

     The Company leases office space in Mountain View, California, New York, New York, and Miami, Florida, under operating leases which expire on December 31, 2003, June 30, 2004 and May 31, 2004, respectively. The future minimum rental payments under these operating leases as of June 30, 2003 and December 31, 2002 total $626,463 and $556,940, respectively. The future lease payments consist of $359,362 of payments due in 2003 and $267,101 of payments due in 2004.

(6) Significant Customer Information and Segment Reporting

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of June 30, 2003, the Company has one operating segment.

     Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable

	Six Months Ended June 30,		June 30,

Customer	2003	2002	2003	2002

A	13%	17%	21%	22%*
B	—	*	—	12%
C	10%	15%	17%	17%

All of the above customers are located in the United States of America.

* Less than 10%

(7) Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for the Company beginning in 2003 and the adoption of this statement did not have a material impact on the consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on its consolidated financial statements.

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of revenues	2	4	2	4

Gross profit	98	96	98	96

Operating expenses:
Sales and marketing	53	60	53	55
General and administrative	21	25	24	27
Merger expenses	—	—	—	1

Total operating expenses	74	85	77	83
Income from operations	24	11	21	13
Income before income taxes	24	11	21	13
Income taxes	10	4	9	6

Net income	14%	7%	12%	7%

     For the six months ended June 30, 2003, we reported pre-tax income of approximately $1.7 million. As of June 30, 2003, we had retained earnings of approximately $2.7 million.

Acquisition of Subscribers

     In the six months ended June 30, 2003, we acquired 1,472,000 new subscribers for our Travelzoo Top 20 product through advertising campaigns for the Travelzoo brand. Subscription to the Travelzoo Top 20 e-mail newsletter is free. However, we believe that these additional subscribers add value to the Company because the additional subscribers may allow us to increase our advertising rates in the future.

     The cost related to the acquisition of the new subscribers is included in our advertising expenses. Advertising expenses are included in sales and marketing expenses. For the three months ended June 30, 2003, our advertising expenses were $1.6 million. For the six months ended June 30, 2003, our advertising expenses were $2.9 million.

Revenues

     Our total revenues increased to $4.3 million for the three months ended June 30, 2003, from $2.2 million for the three months ended June 30, 2002. Our total revenues increased to $8.0 million for the six months ended June 30, 2003, from $4.2 million for the six months ended June 30, 2002. The increase in our total revenues was due to signing on new clients and increased spending from existing clients. During the three months ended June 30, 2003, we recognized revenue of $77,000 related to advertising delivered in the first quarter of 2003 for which collectibility was not probable and therefore recognized on a cash-received basis. During the three months ended June 30, 2003, we did not recognize revenue related to $35,000 of advertising delivered in the quarter that will be recognized on a cash-received basis since collectibility is not probable.

     Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues decreased to $81,000 for the three months ended June 30, 2003, from $86,000 for the three months ended June 30, 2002. Our cost of revenues decreased to $164,000 for the six months ended June 30, 2003, from $172,000 for the six months ended June 30, 2002. As a percentage of revenue, cost of revenues decreased to 2% for the six months ended June 30, 2003 from 4% for the six months ended June 30, 2002. The decrease resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

     Operating Expenses

•	Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, commission expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $2.3 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. Sales and marketing expenses increased to $4.2 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002. The increase in sales and marketing expenses was primarily due to the increase in sales and marketing personnel and an increase of our advertising of the Travelzoo brand. In the six months ended June 30, 2003 and 2002, advertising expenses accounted for 69% and 67%, respectively, of sales and marketing expenses. Advertising activities during the two periods were of the same type (i.e. online advertising). During the six months ended June 30, 2003 and 2002, $236,000 and $226,000, respectively, of advertising services were purchased from the Company’s clients under non-barter arrangements.

•	General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $903,000 for the three months ended June 30, 2003 from $562,000 for the three months ended June 30, 2002. General and administrative expenses increased to $2.0 million for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002. General and administrative expenses increased primarily due to an increase in expenses for office space and an increase in expenses for professional services.

•	Merger Expenses. Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. Merger expenses were $-0- for both the three months ended June 30, 2003 and the three months ended June 30, 2002. Merger expenses decreased to $-0- for the six months ended June 30, 2003 from $55,000 for the six months ended June 30, 2002 as the merger was completed in 2002. The expenses consisted mostly of fees for professional legal and accounting services.

     Income Taxes

     For the three months ended June 30, 2003, we recorded an income tax provision of $419,000. For the three months ended June 30, 2002, we recorded an income tax provision of $101,000. For the six months ended June 30, 2003, we recorded an income tax provision of $687,000. For the six months ended June 30, 2002, we recorded an income tax provision of $234,000. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2002.

Liquidity and Capital Resources

     As of June 30, 2003, we had $2.3 million in cash and cash equivalents. Cash and cash equivalents increased from $1.3 million on December 31, 2002, primarily as a result of operating income and an increase in accrued expenses offset by an increase in accounts receivable. We expect that cash flows generated from operations will continue to be sufficient to provide for our working capital needs in the near future.

     Net cash provided by operating activities in the six months ended June 30, 2003 was $1.1 million. Net cash used in operating activities in the six months ended June 30, 2002 was $132,000. In the six months ended June 30, 2003, net cash provided by operating activities resulted primarily from operating income and an increase in accrued expenses offset by an increase in accounts receivable. In the six months ended June 30, 2002, net cash used in operating activities resulted primarily from a decrease in income tax payable and an increase in accounts receivable offset by our net income, and an increase in deferred revenue.

     Net cash used in investing activities was $19,000 and $99,000 during the six months ended June 30, 2003 and 2002, respectively. In both periods, net cash was used in investing activities for equipment purchases.

     There were no cash flows related to financing activities in the six months ended June 30, 2003 and 2002.

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

     In the six months ended June 30, 2003, two clients accounted for 13% and 10%, respectively, of our revenues. In the fiscal year ended December 31, 2002, two clients accounted for 15% and 14%, respectively, of our revenues. The loss of one client or both clients may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business.

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

     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of July 1, 2003, we had 30 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 72% of our outstanding shares with options to increase his percentage ownership to 74% on a fully-diluted basis, assuming all former stockholders of Travelzoo Bahamas receive shares of Travelzoo Inc. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

Item 5.   Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders occurred on June 4, 2003, in which the following individuals were elected as directors: Ralph Bartel, David J. Ehrlich, Suzanna Mak, Donovan Neale-May, and Kelly M. Urso. The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors for the 2003 fiscal year.

     The stockholders voted as follows:

Proposals	For	Against	Withhold or Abstain

Election of Directors
Ralph Bartel	14,177,473	40	566
David J. Ehrlich	14,177,473	40	566
Suzanna Mak	14,177,459	40	580
Donovan Neale-May	14,177,459	40	572
Kelly M. Urso	14,177,445	40	594
Appointment of KPMG LLP	14,176,859	356	864

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on July 29, 2003.

TRAVELZOO INC. (Registrant)

By:	/s/ RALPH BARTEL
Ralph Bartel
Chairman of the Board, Chief Executive
Officer, and Chief Financial Officer

By:	/s/ LISA SU
Lisa Su
Controller (Chief Accounting Officer)