Form 10-Q
period 2003-09-30
TRAVELZOO INC
filed 2003-11-13
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-50171

TRAVELZOO INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4415727
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

590 Madison Avenue, 21st Floor,
New York, New York	10022
(Address of Principal Executive Offices)	(Zip code)

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

     As of October 31, 2003, the registrant had outstanding 19,425,147 shares of its $0.01 par value common stock.

TRAVELZOO INC.

Page

PART I FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,011,966	$1,258,273
Accounts receivable, less allowance for doubtful accounts of $62,077 and $55,925 as of September 30, 2003 and December 31, 2002, respectively	2,136,522	1,311,399
Deposits	121,416	22,339
Prepaid expenses and other current assets	177,389	114,909
Deferred income taxes	81,313	81,313

Total current assets	5,528,606	2,788,233
Deposits	13,040	64,923
Deferred income taxes	32,054	32,054
Property and equipment, net	113,330	142,091
Intangible assets, net	163,168	212,293

Total assets	$5,850,198	$3,239,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,897	$442,349
Accrued expenses	1,274,147	547,680
Deferred revenue	61,584	19,179
Income tax payable	766,000	439,432

Total liabilities	2,461,628	1,448,640

Commitments Stockholders’ equity:
Common stock	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	3,310,397	1,712,781

Total stockholders’ equity	3,388,570	1,790,954

Total liabilities and stockholders’ equity	$5,850,198	$3,239,594

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$4,785,427	$2,538,152	$12,790,363	$6,715,356
Cost of revenues	93,645	90,108	257,814	262,108

Gross profit	4,691,782	2,448,044	12,532,549	6,453,248

Operating expenses:
Sales and marketing	2,525,638	1,510,266	6,744,080	3,822,582
General and administrative	1,115,144	521,663	3,074,947	1,646,279
Merger expenses	—	—	—	54,538

Total operating expenses	3,640,782	2,031,929	9,819,027	5,523,399

Income from operations	1,051,000	416,115	2,713,522	929,849
Interest income	3,187	540	8,324	2,027

Income before income taxes	1,054,187	416,655	2,721,846	931,876
Income taxes	437,581	171,071	1,124,230	404,672

Net income	616,606	245,584	1,597,616	527,204

Basic net income per share	$0.03	$0.01	$0.08	$0.03

Diluted net income per share	$0.03	$0.01	$0.08	$0.03

Shares used in computing basic net income per share	19,425,147	19,425,147	19,425,147	19,425,147

Shares used in computing diluted net income per share	20,521,014	20,257,086	20,508,073	19,821,841

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,597,616	$527,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,510	146,244
Provision for losses on accounts receivable	6,152	15,022
Loss on disposal of property and equipment	415	—
Non-cash revenues	—	(3,410)
Changes in operating assets and liabilities:
Accounts receivable	(831,275)	(213,263)
Deposits	(47,194)	(26,108)
Prepaid expenses and other current assets	(62,480)	(23,903)
Accounts payable	(82,452)	280,651
Accrued expenses	726,467	(87,093)
Deferred revenue	42,405	(4,584)
Income tax payable	326,568	(311,928)

Net cash provided by operating activities	1,800,732	298,832

Cash flows from investing activities:
Purchases of property and equipment	(47,039)	(112,248)

Net cash used in investing activities	(47,039)	(112,248)

Net increase (decrease) in cash and cash equivalents	1,753,693	186,584
Cash and cash equivalents at beginning of period	1,258,273	609,919

Cash and cash equivalents at end of period	$3,011,966	$796,503

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$797,662	$757,534
Reduction in carrying amounts of intangible asset and deferred revenue	$—	$(69,427)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The Company and Basis of Presentation

     Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. The Company’s media products include the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, and the Weekend.com e-mail newsletter.

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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future period, and the Company makes no representations related thereto.

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation was dissolved. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Former stockholders of Travelzoo.com Corporation have a period of two years to receive shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of September 30, 2003, 7,157,932 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,137,942 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. and the calculations of basic and diluted earnings per share. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results for Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

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

     The Company had outsourced part of its advertising sales and production activities to DoubleClick, Inc. (“DoubleClick”). The agreement with DoubleClick was canceled as of August 23, 2002. Under the terms of the agreement with DoubleClick, the Company received a portion of the revenue received by DoubleClick from clients for the display of advertising on the Travelzoo website. The Company records these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $-0- and $82,939 for the nine months ended September 30, 2003 and 2002, respectively. The Company’s share of this income, which has been recorded as revenue, was $-0- and $38,354 for the nine months ended September 30, 2003 and 2002, respectively.

     In October 2001, the Company completed the acquisition of the Weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 in cash and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue is being recognized as the clicks are delivered, and $3,410 of such revenue was recognized for the nine months ended September 30, 2002. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per share were as follows:

	Nine Months Ended
	September 30,

	2003	2002

Net income as reported	$1,597,616	$527,204
Stock-based compensation included in determination of net income	—	—
Stock-based compensation determined under the fair-value based method	—	(1,431)

Pro-forma net income as if the fair value based method had been applied to all awards	$1,597,616	$525,773

Pro-forma basic and diluted net income per share as if the fair value based method had been applied to all awards	$0.08	$0.03

     The fair value of options granted was calculated as of the grant date using the Black-Scholes method with the following assumptions:

	2003	2002

Numbers of options granted	—	33,589
Grant date fair value of options	—	0.06
Grant date fair value of the common stock	$—	$0.56
Expected life of the option (in years)	—	5
Annual volatility	—	51%
Risk-free interest rates	—	4.5%
Dividend Rate	—	—

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

     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic net income per share:
Net income	$616,606	$245,584	$1,597,616	$527,204
Weighted average common shares	19,425,147	19,425,147	19,425,147	19,425,147

Basic net income per share	$0.03	$0.01	$0.08	$0.03

Diluted net income per share:
Net income	$616,606	$245,584	$1,597,616	$527,204

Weighted average common shares	19,425,147	19,425,147	19,425,147	19,425,147
Effect of dilutive securities: stock options	1,095,867	831,939	1,082,926	396,694

Diluted weighted average common shares	20,521,014	20,257,086	20,508,073	19,821,841

Diluted net income per share	$0.03	$0.01	$0.08	$0.03

(5) Commitments

     The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on December 31, 2003, June 30, 2004, May 31, 2004 and July 31, 2005 respectively. The future minimum rental payments under these operating leases as of September 30, 2003 and December 31, 2002 total $532,462 and $556,940, respectively. The future lease payments consist of $208,241 of payments due in 2003 and $324,221 of payments due in 2004.

(6) Significant Customer Information and Segment Reporting

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of September 30, 2003, the Company has one operating segment.

     Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable

	Nine Months Ended September 30,		September 30,	December 31,

Customer	2003	2002	2003	2002

A	12%	13%	19%	11%
B	*	*	*	12%
C	11%	15%	*	21%

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company’s third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. Accordingly, the adoption of this statement did not have a material impact on the consolidated financial statements.

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

(8) Subsequent Event

     In October 2003, the Company completed an underwritten secondary offering of 402,500 shares of common stock sold by the Company’s Chief Executive Officer and principal stockholder. The offering was intended primarily to allow the Company to satisfy the requirement for listing on the NASDAQ SmallCap Market that the Company has 300 round lot holders. The costs of the offering were paid for by the Company and expensed.

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of revenues	2	4	2	4

Gross profit	98	96	98	96

Operating expenses:
Sales and marketing	53	60	53	57
General and administrative	23	20	24	24
Merger expenses	—	—	—	1

Total operating expenses	76	80	77	82
Income from operations	22	16	21	14
Income before income taxes	22	16	21	14
Income taxes	9	6	9	6

Net income	13%	10%	12%	8%

     For the nine months ended September 30, 2003, we reported pre-tax income of approximately $2.7 million. As of September 30, 2003, we had retained earnings of approximately $3.3 million.

Revenues

     Our total revenues increased to $4.8 million for the three months ended September 30, 2003, from $2.5 million for the three months ended September 30, 2002. Our total revenues increased to $12.8 million for the nine months ended September 30, 2003, from $6.7 million for the nine months ended September 30, 2002. The increase in our total revenues was due to signing on new clients and increased spending from existing clients. During the three months ended September 30, 2003, we recognized revenue of $30,000 related to advertising delivered in the second quarter of 2003 for which collectibility was not probable and therefore recognized on a cash-received basis.

Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $94,000 for the three months ended September 30, 2003, from $90,000 for the three months ended September 30, 2002. Our cost of revenues decreased to $258,000 for the nine months ended September 30, 2003, from $262,000 for the nine months ended September 30, 2002. As a percentage of revenue, cost of revenues decreased to 2% for the nine months ended September 30, 2003 from 4% for the nine months ended September 30, 2002. The decrease resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

Operating Expenses

•	Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, commission expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $2.5 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. Sales and marketing expenses increased to $6.7 million for the nine months ended September 30, 2003 from $3.8 million for the nine months ended September 30, 2002. The increase in sales and marketing expenses was primarily due to the increase in sales and marketing personnel and an increase of our advertising of the Travelzoo brand. In the nine months ended September 30, 2003 and 2002, advertising expenses accounted for 70% and 68%, respectively, of sales and marketing expenses. Advertising activities during the two periods were of the same type (i.e. online advertising). During the nine months ended September 30, 2003 and 2002, $344,000 and $367,000, respectively, of advertising services were purchased from the Company’s clients under non-barter arrangements.

•	General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $1.1 million for the three months ended September 30, 2003 from $522,000 for the three months ended September 30, 2002. General and administrative expenses increased to $3.1 million for the nine months ended September 30, 2003 from $1.6 million for the nine months ended September 30, 2002. General and administrative expenses increased primarily due to an increase in expenses for office space and an increase in expenses for professional services primarily related to a secondary offering.

•	Merger Expenses. Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. Merger expenses were $-0- for both the three months ended September 30, 2003 and the three months ended September 30, 2002. Merger expenses decreased to $-0- for the nine months ended September 30, 2003 from $55,000 for the nine months ended September 30, 2002 as the merger was completed in 2002. The expenses consisted mostly of fees for professional legal and accounting services.

Income Taxes

     For the three months ended September 30, 2003, we recorded an income tax provision of $438,000. For the three months ended September 30, 2002, we recorded an income tax provision of $171,000. For the nine months ended September 30, 2003, we recorded an income tax provision of $1.1 million. For the nine months ended September 30, 2002, we recorded an income tax provision of $405,000. Our income is generally taxed in the U.S. and our income tax provision reflects federal and state statutory rates applicable to our levels of income and the effect of non-deductible merger expenses in 2002.

Liquidity and Capital Resources

     As of September 30, 2003, we had $3.0 million in cash and cash equivalents. Cash and cash equivalents increased from $1.3 million on December 31, 2002, primarily as a result of operating income and an increase in accrued expenses offset by an increase in accounts receivable. We expect that cash flows generated from operations will continue to be sufficient to provide for our working capital needs in the near future.

     Net cash provided by operating activities in the nine months ended September 30, 2003 was $1.8 million. Net cash provided by operating activities in the nine months ended September 30, 2002 was $299,000. In the nine months ended September 30, 2003, net cash provided by operating activities resulted primarily from operating income and an increase in accrued expenses offset by an increase in accounts receivable. In the nine months ended September 30, 2002, net cash provided by operating activities resulted primarily from operating income and an increase in accounts payable offset by income tax payments.

     Net cash used in investing activities was $47,000 and $112,000 during the nine months ended September 30, 2003 and 2002, respectively. In both periods, cash was used in investing activities for equipment purchases.

     There were no cash flows related to financing activities in the nine months ended September 30, 2003 and 2002.

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

     We have only a limited operating history for you to consider in evaluating our business. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. You must consider the risks, expenses and uncertainties which can materially affect the business of an early stage company like ours. These risks include uncertainty whether we will be able to:

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

     In the nine months ended September 30, 2003, two clients accounted for 12% and 11%, respectively, of our revenues. In the fiscal year ended December 31, 2002, two clients accounted for 15% and 14%, respectively, of our revenues. The loss of one client or both clients may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business.

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

     The adoption of legislation regarding the use of pop-up or pop-under ads or the adoption of “filter” software could adversely affect our business.

     As part of our strategy, we currently utilize an online marketing program, including the use of “pop-up” and “pop-under” advertisements, to promote our brands to Internet users and sign up subscribers for our e-mail newsletters. To date, governmental regulations have not materially restricted the use of such online marketing. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. In addition, if “filter” software programs, that limit or prevent advertising from being delivered to an Internet user’s computer are widely adopted, our online marketing programs, and in turn our business, could be materially adversely affected.

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

     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2003, we had 37 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

     We cannot be sure that our application for listing on the NASDAQ SmallCap Market will be approved.

     We have submitted an application for listing on the NASDAQ SmallCap Market under the symbol “TZOO.” Even if we meet the requirement for 300 round lot holders of our common stock, we would still need to meet the remaining NASDAQ SmallCap Market listing requirements, including our common stock having a minimum bid price of $4.00 per share. There can be no assurance that our shares will be listed on the NASDAQ SmallCap Market. In the event our shares are not listed on the NASDAQ SmallCap Market, our shares will continue to trade on the OTC Bulletin Board.

     We are controlled by a principal stockholder.

     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 70% of our outstanding shares with options to increase his percentage ownership to 72% on a fully-diluted basis, assuming all former stockholders of Travelzoo Bahamas receive shares of Travelzoo Inc. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company has no outstanding debt, is not a party to any derivatives transactions, and does not have any other material liabilities or assets which are subject to risks relating to interest rates, currency exchange rates, commodity price risks or other market risks.

Item 4. Controls and Procedures

     (a) As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2003.

     During the quarter ended September 30, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 156-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (b) Reports on Form 8-K

     On July 17, 2003, the Company filed a current report on Form 8-K dated July 11, 2003 which announced the Company’s financial results for the quarter ended June 30, 2003. A copy of the Company’s press release announcing the results was attached and incorporated therein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 13, 2003.

TRAVELZOO INC. (Registrant)

By:	/s/ RALPH BARTEL
Ralph Bartel
Chairman of the Board, Chief Executive
Officer, and Chief Financial Officer

By:	/s/ LISA SU
Lisa Su
Controller (Chief Accounting Officer)