Form 10-K
period 2003-12-31
TRAVELZOO INC
filed 2004-03-29
CIK 1133311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      As of June 30, 2003, the aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of such stock on the OTC Bulletin Board, was $5,503,880.

      The number of shares outstanding of the Registrant’s Common Stock as of March 26, 2004 was 19,425,147.

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

      Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, Newsflash, and the Weekend.com newsletter.

      More than 300 companies purchase our advertising services, including American Airlines, American Express, Alamo Rent-A-Car, ATA, Avis Rent-A-Car, British Airways, Carnival Cruise Lines, Liberty Travel, Delta Air Lines, Expedia, Fairmont Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Marriott Hotels, Caesars Entertainment, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Royal Caribbean, United Airlines, and US Airways.

      Our revenues are generated from advertising sales. Our revenues have grown rapidly since we began operations in 1998, primarily driven by an increasing number of travel companies listing their sales and specials on the Travelzoo website and in the Travelzoo Top 20 newsletter. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $18.0 million for the year ended December 31, 2003.

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

      In a series of transactions completed in 2002, Travelzoo Bahamas was merged into Travelzoo Inc., a Delaware corporation, and each share of Travelzoo Bahamas was converted into the right to receive one share of common stock of Travelzoo Inc. As of December 31, 2003, 130,497 former stockholders of Travelzoo Bahamas have taken the steps necessary to receive their shares in Travelzoo Inc., and 15,294,033 shares of common stock have been issued. If all former stockholders of Travelzoo Bahamas accept their shares in Travelzoo Inc., an additional 4,131,114 shares of common stock will be issued. These shares are reported as outstanding shares in our financial statements.

      In October 2003, the Company completed an underwritten secondary offering of 402,500 shares of common stock sold by the Company’s Chief Executive Officer and principal stockholder. The offering was intended primarily to allow the Company to satisfy the requirement for listing on the NASDAQ SmallCap Market that the Company have 300 round lot holders.

      On December 30, 2003, Travelzoo became listed on the NASDAQ SmallCap Market under the symbol “TZOO.”

Our Industry

      According to the Newspaper Association of America, travel companies spent $1.3 billion in 2003 on national advertising in newspapers (source: Market and Business Analysis, NAA, 2004). We believe that newspapers are currently the main medium for travel companies to advertise their sales and specials.

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

      Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers’ websites versus selling through travel agents. Internet advertising attracts consumers to suppliers’ websites.

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

      Our management believes that newspaper advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

•	typically, ads must be submitted 2 to 5 days prior to the publication date, which makes it difficult to advertise last-minute inventory;

•	once an ad is published, it cannot be updated or deleted when an offer is sold out;

•	once an ad is published, the travel company cannot change a price;

•	in many markets, the small number of newspapers and other print media reduces competition, resulting in high rates for newspaper advertising; and

•	newspaper advertising does not allow for detailed performance tracking.

Our Products and Services

      We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of users. Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, Newsflash, and the Weekend.com newsletter. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

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

      The following table presents an overview of our products:

Publication
Publication	Content	Schedule	Reach*	Advertiser Benefits	Consumer Benefits

Travelzoo website	Website listing thousands of outstanding sales and specials from approximately 300 travel companies	24/7	5.1 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	E-mail newsletter listing 20 of the week’s most outstanding deals from selected travel companies	Weekly	6.1 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail with a single time-sensitive and newsworthy travel offer	Within 2 hours of an offer being identified	2.7 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in- time

Weekend.com	E-mail listing inspirational ideas for upcoming weekends, from getaways to local events and movies	Weekly	2.0 million subscribers	Upscale editorial and visual content in HTML format, strong share of voice for advertiser	Great ideas to make the weekend count

*	For Travelzoo website, reach is from comScore Media Metrix, 3/2003. For Top 20, Newsflash, and Weekend.com, reach is based on internal Travelzoo statistics as of 12/31/2003.

Benefits to Travel Companies

      Key features of our solution for travel companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel companies to advertise new special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel companies fast access to millions of travel shoppers.

•	National Reach. We offer travel companies access to Internet users across the U.S.

Benefits to Consumers

      Our Travelzoo website, our Travelzoo Top 20 newsletter, Newsflash, and our Weekend.com newsletter provide consumers information on current special offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo website and our Travelzoo Top 20 e-mail newsletter aggregate information on current special offers from approximately 300 travel companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies to update their listings on a real-time basis.

•	Search tools. We provide consumers with the ability to search for specific special offers.

Growth Strategy

      Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize an online marketing program to promote our brands to Internet users. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertising Clients. We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing.”

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service.

Clients

      As of December 31, 2003, our client base included approximately 300 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines
Apple Vacations
ATA
Avis Rent A Car
British Airways
Budget Rent A Car
Caesars Entertainment
Dollar Rent A Car
Expedia
Fairmont Hotels and Resorts
Funjet Vacations
Hawaiian Airlines
Hilton Hotels	JetBlue Airways
Kimpton Hotels
Liberty Travel
Lufthansa
Marriott Hotels
Pleasant Holidays
Royal Caribbean
Spirit Airlines
Starwood Hotels & Resorts Worldwide
Travelocity.com
United Airlines
US Airways
Virgin Atlantic

      For the year ended December 31, 2003, our two largest clients accounted for 11% and 10% of our revenues, respectively. For the year ended December 31, 2002, our two largest clients accounted for 15% and 14% of our revenues, respectively. For the year ended December 31, 2001, our two largest clients accounted for 15% and 13% of our revenues, respectively. No other clients accounted for 10% or more of revenues in 2003, 2002, or 2001.

Sales and Marketing

      As of December 31, 2003, our direct sales force consisted of a Senior Vice President of Sales, a Vice President of Business Development and five advertising sales managers.

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

      We co-locate our production servers with SAVVIS, a global provider of hosting, network, and application services. SAVVIS’s facility includes features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with SAVVIS will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our website, our users are not required to download or upload large files from or to our website, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

      Our software is written using open standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft. We have standardized our hardware platform on Compaq servers and Cisco switches.

Competition

      We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We also compete with search engines like Google or Overture that offer pay-per-click listings. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market.

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

      Privacy Concerns. Government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when using Internet sites or e-mail services. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to any regulations which may be adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. The European Union (the “EU”) has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the United States. The directive may adversely affect our activities to the extent that we may seek to collect data from users in EU member countries.

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

      On March 18, 2002, we filed with the United States Patent and Trademark Office to register the trademark “Top 20” for “promoting the goods and services of others through the offer of travel goods and services and shopping club services, namely providing information on travel goods and services to members,” “providing information and news in the field of travel via an on-line global communications network and travel agency services namely making reservations and booking for transportation,” and “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely, making reservations and booking for temporary travel lodging.” The mark was registered by the PTO on May 13, 2003.

Employees

      As of December 31, 2003, we had 39 employees, of whom 11 worked in sales, business development, and marketing, 17 in production, 3 in network operations and 8 were involved in finance, administration, and corporate operations. None of our employees is represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.

RISK FACTORS

      Investing in our common stock involves a high degree of risk. Any or all of the risks listed below as well as other variables affecting our operating results could have a material adverse effect on our business, our quarterly and annual operating results or financial condition, which could cause the market price of our stock to decline or cause substantial volatility in our stock price, in which event the value of your common stock could decline. You should also keep these risk factors in mind when you read forward-looking statements.

Risks Related to Our Financial Condition and Business Model

Our limited operating history makes our business difficult to evaluate.

      We have only a limited operating history for you to consider in evaluating our business. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. You must consider the risks, expenses and uncertainties which can materially affect the business of a young company like ours. These risks include uncertainty whether we will be able to:

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

      In addition, we plan to significantly increase our operating expenses to expand our sales and production departments. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

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

      In the fiscal year ended December 31, 2003, two clients accounted for 11% and 10% of our revenues, respectively. The loss of one client or both clients may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business.

Our business model is unproven and may not be adaptable to a changing market.

      Our current revenue model depends on advertising fees paid by travel companies. If current clients decide not to continue advertising their sales and specials with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

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

      If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business.

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

      The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the spending of travel companies. The last recession decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. If the current economic recovery does not continue, our business and financial condition could be materially adversely affected.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

      Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity in the event of any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.

Technological or other assaults on our service could harm our business.

      We are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced denial of service attacks in the past, and may experience such attempts in the future. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could reduce our revenue and harm our operating results and financial condition.

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

      The future of our business is dependent on the continuing acceptance by travel companies of the Internet as an effective marketing tool, and on the ongoing acceptance by consumers of the Internet as a source for information on offers from travel companies. The adoption of online marketing by travel companies, particularly among those that have historically relied upon traditional advertising methods, requires the acceptance of a new way of conducting business, marketing and advertising. Many of our potential clients have little or no experience using the Internet as a marketing tool, and not all Internet users have experience using the Internet to book travel. As a result, we cannot be sure that we will be able to effectively compete with traditional advertising methods. If we are unable to compete with traditional advertising methods, our business and results of operations could be materially adversely affected.

We may not be able to develop awareness of our brand name.

      We believe that continuing to build awareness of the Travelzoo brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business could be materially adversely affected.

Our business may be sensitive to events affecting the travel industry in general.

      Events like the war with Iraq in 2003 or the terrorist attacks on the United States in 2001 have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If the events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

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

      We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2003, we had 39 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

      We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. We also compete we search engines like Google or Overture that offer pay-per-click listings. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

      Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 70% of our outstanding shares with options to increase his percentage ownership to 73% on a fully-diluted basis, assuming all former stockholders of Travelzoo Bahamas receive shares of Travelzoo Inc. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Investors may face significant restrictions on the resale of our stock due to federal penny stock regulations.

      If our shares trade at less than five dollars per share, since the shares are not listed on a recognized national exchange or on the NASDAQ National Market, our common stock may be deemed to be a “penny stock” under Rule 3a51-1 under the Securities Exchange Act of 1934. Compliance with the requirements governing penny stocks may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

Our stock price has been volatile historically and may continue to be volatile.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2003, the sale prices of our common stock on the OTC Bulletin Board and on the NASDAQ SmallCap Market ranged from $3.50 to $11.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

      In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

      The U.S. Patent and Trademark Office registered the trademark for “Travelzoo” on January 23, 2001. If we are unable to protect our rights in the mark, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-

related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.

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

      Our principal offices are located in approximately 3,000 square feet of office space in New York, New York under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2005. Our West Coast offices are located in approximately 3,000 square feet of office space in Mountain View, California under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2005. Our Chicago offices are located in approximately 2,000 square feet of office space under an operating lease with Regus Business Centre that expires on June 30, 2005. Our Miami offices are located in approximately 1,000 square feet of office space under an operating lease with Regus Business Centre that expires on May 31, 2005. We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.

Item 3.	Legal Proceedings

      From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, as well as claims by former employees. We are not currently aware of any legal proceedings or claims pending or threatened that we believe will have, individually or in the aggregate, a material adverse effect on Travelzoo’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Since December 30, 2003, our common stock has been quoted on the NASDAQ SmallCap Market under the symbol “TZOO.” From August 28, 2002 to December 29, 2003, our common stock was quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Bulletin Board and NASDAQ.

	High	Low

2003:
Fourth Quarter	$10.25	$4.75
Third Quarter	$11.00	$3.50
Second Quarter	$6.50	$3.55
First Quarter	$5.00	$4.00
2002:
Fourth Quarter	$6.50	$0.25

      On March 26, 2004, the last reported sales price of the common stock on the NASDAQ SmallCap Market was $7.93 per share.

Holders

      As of December 31, 2003, there were approximately 129,600 holders of record of the common stock.

Dividend Policy

      Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. We currently intend to retain future earnings to finance the expansion of our business. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below are derived from audited consolidated financial statements. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Revenues	$17,991	$9,848	$6,148	$3,950	$954
Net income	2,050	853	364	362	105
Net income per share — basic	$0.11	$0.04	$0.02	$0.02	$0.01
Net income per share — diluted	$0.10	$0.04	$0.02	$0.02	$0.01
Shares used in per share calculation — basic	19,425	19,425	19,425	19,373	19,323
Shares used in per share calculation — diluted	20,527	19,896	19,425	19,467	19,355

Consolidated Balance Sheet Data:

	December 31,

	2003	2002	2001	2000	1999

Cash and cash equivalents	$3,522	$1,258	$610	$46	$11
Working capital	3,460	1,340	425	186	171
Total assets	6,726	3,240	2,131	1,556	405
Long-term debt	—	—	—	—	—
Stockholder’s Equity	$3,841	$1,791	$938	$574	$194

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

      Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies. Our products include the Travelzoo website, the Travelzoo Top 20 newsletter, Newsflash, and the Weekend.com newsletter. More than 300 travel companies purchase our advertising services.

      Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their special offers on the Travelzoo website and in the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail product, the Weekend.com e-mail newsletter, and banner advertising sales. Revenues are principally generated from the sale of advertising on our Travelzoo website and in our Travelzoo Top 20 newsletter. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Banner advertising rates are based on CPM rates (cost per thousand impressions). Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

      When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:

•	Growth of number of subscribers of the Company’s newsletters and page views of selected sections of the Travelzoo website;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Pre-tax profitability;

•	Revenue per employee as a measure of productivity.

Critical Accounting Policies

      We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, the allowance for doubtful accounts and recoverability of intangible assets. These policies, and our procedures related to these policies, are described in detail below.

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

      Advertising sold to clients through agencies is generally reported at the net amount billed to the agency.

Allowance for Doubtful Accounts

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

     Intangible Assets

      As of December 31, 2003, our long-lived assets include intangible assets of $147,000. The intangible assets consist of two Internet domain names which we acquired in 2001: weekend.com and weekends.com. We evaluate the recoverability of our intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets,” when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to intangible assets in 2003. Any impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Results of Operations

      The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2003, 2002 and 2001.

	Year Ended
	December 31,

	2003	2002	2001

Revenues	100%	100%	100%
Cost of revenues	2	4	5

Gross profit	98	96	95

Operating expenses:
Sales and marketing	53	58	53
General and administrative	24	23	22
Merger expenses	—	1	6

Total operating expenses	77	82	81
Income from operations	21	14	14

Interest income	—	—	—

Income before income taxes	21	14	14
Income taxes	10	5	8

Net income	11%	9%	6%

      For the year ended December 31, 2003, we reported pre-tax income of approximately $3.8 million. As of December 31, 2003, we had retained earnings of approximately $3.8 million. Pre-tax profitability increased to 20.9% for the year ended December 31, 2003 from 14.5% in the previous year. Pre-tax profitability increased because revenues grew faster than operating expenses.

Reach

      The following table sets forth the number of subscribers of each of our e-mail publications as of December 31, 2003 and 2002 and the total number of page views for selected sections of the Travelzoo website for the years ended December 31, 2003 and 2002. Management considers the Travelzoo homepage and the front pages of destination categories as indicators for the growth of site traffic. Management reviews these non-

financial metrics for two reasons: First, to monitor the progress that the Company is making to increase the reach of its products. Second, to evaluate if the Company is able to convert higher reach into higher revenues.

	Year Ended December 31,
			Year-over-Year
	2003	2002	Growth

Subscribers:
Travelzoo Top 20	6,120,000	3,467,000	76%
Newsflash	2,667,000	0	N/A
Weekend.com	2,220,000	726,000	305%
Page views of selected sections of Travelzoo website:
Homepage	21,532,000	12,814,000	68%
Front pages of destination categories	41,025,000	28,515,000	44%

      Management believes that the increase in reach of its products in the year ended December 31, 2003 was in line with its strategy and goals.

      The Company’s revenues for the year ended December 31, 2003 increased by 83% from the previous year. Substantially all revenues were generated from the Travelzoo website and the Travelzoo Top 20 newsletter. The number of subscribers of the Travelzoo Top 20 newsletter increased by 76%. Page views of selected sections of the Travelzoo website increased by 68% and 44%. Management believes that the data for the years ended December 31, 2003 and 2002 indicate that the Company was able to generate higher revenues as reach increased.

Revenues

      Our total revenues increased to $18.0 million for the year ended December 31, 2003 from $9.8 million for the year ended December 31, 2002. This represents an increase of 83%. Total revenues for the year ended December 31, 2002 increased to $9.8 million from $6.1 million for the year ended December 31, 2001. This represents an increase of 60%. The increase in both years was primarily due to an increase in the number of advertisers. In addition, the increase was due to an increase in our advertising rates.

      Average revenue per employee increased to $461,000 for the year ended December 31, 2003 and to $379,000 for the year ended December 31, 2002 from $324,000 for the year ended December 31, 2001.

Cost of Revenues

      Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $399,000 for the year ended December 31, 2003 and to $351,000 for the year ended December 31, 2002 from $304,000 for the year ended December 31, 2001. As a percentage of revenue, cost of revenues decreased to 2% for the year ended December 31, 2003 from 4% for the year ended December 31, 2002 and 5% for the year ended December 31, 2001. The decreases resulted primarily from an increase in revenues that was not offset by an increase in our network operations costs.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $9.6 million for the year ended December 31, 2003 and to $5.7 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. The increase in sales and marketing expenses in both years was primarily due to increases of our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the years ended December 31, 2003, 2002, and 2001, advertising expenses accounted for 71%, 69%, and 69%, respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising. The increase in sales and marketing expenses in the years ended December 31, 2003 and 2002 was also due to an increase of our sales force and our decision to hire more experienced sales personnel.

General and Administrative

      General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $4.3 million for the year ended December 31, 2003 and to $2.3 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. General and administrative expenses increased primarily due to increases in expenses for office space and legal and professional services which included non-recurring and non-tax deductible expenses of $328,000 related to the secondary offering that was completed in October 2003. General and administrative expenses for the year ended December 31, 2001 include a credit of $128,000 for a reduction to the bad debt reserve principally due to the collection of a doubtful account.

Merger Expenses

      Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. which was completed in 2002. As a result, merger expenses decreased to $-0- for the year ended December 31, 2003 from $55,000 for the year ended December 31, 2002 and $333,000 for the year ended December 31, 2001. The expenses consisted mostly of fees for professional services, primarily legal and accounting.

Income Taxes

      For the year ended December 31, 2003, we recorded an income tax provision of $1.7 million. For the years ended December 31, 2002 and 2001, we recorded income tax provisions of $573,000 and $521,000, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and the effect of non-deductible offering costs and merger expenses in 2003, 2002, and 2001. The effective tax rates for 2003, 2002, and 2001 were 45%, 40%, and 59%, respectively.

Liquidity and Capital Resources

      As of December 31, 2003, we had $3.5 million in cash and cash equivalents. Cash and cash equivalents increased from $1.3 million on December 31, 2002 primarily as a result of cash provided by operations explained below. Cash and cash equivalents increased to $1.3 million on December 31, 2002 from $610,000 on December 31, 2001 primarily as a result of cash provided by operations explained below. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs for at least the next 12 months.

      Net cash provided by operating activities in the year ended December 31, 2003 was $2.4 million. Net cash provided by operating activities in the year ended December 31, 2002 was $769,000. Net cash provided by operating activities in the year ended December 31, 2001 was $771,000. In the year ended December 31, 2003, net cash provided by operating activities resulted primarily from net income and a net increase in income tax payable and accrued expenses offset by an increase in accounts receivable. In the year ended December 31, 2002, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable and accrued expenses offset by income tax payments and an increase in accounts receivable. In the year ended December 31, 2001, net cash provided by operating activities resulted primarily from our net income, adjusted for certain non-cash items, and a decrease in prepaid expenses offset by increase in deposits.

      Net cash used in investing activities was $120,000, $121,000 and $156,000 during the years ended December 31, 2003, 2002 and 2001, respectively. In all periods, net cash was used in investing activities for equipment purchases, except for 2001, which included $125,000 for the purchase of a domain name.

      There were no cash flows related to financing activities in the years ended December 31, 2003 and 2002. Net cash used in financing activities was $50,000 for the year ended December 31, 2001. In the year ended December 31, 2001, net cash was used in financing activities for repayment of a loan made to Travelzoo by Ralph Bartel, its principal stockholder.

      Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the Travelzoo website, the Travelzoo Top 20 newsletter, Newsflash, the Weekend.com newsletter and expansion of our operations and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses and capital expenditures since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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

      The following summarizes our principal contractual commitments as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating leases	$578	$249	—	—	—	—	$827
Purchase obligations	52	—	—	—	—	—	52

Total commitments	$630	$249	—	—	—	—	$879

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 became effective for the Company beginning in 2003 and the adoption of this statement did not have a material impact on our consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 became effective for the Company beginning in 2003 and the adoption did not have a material impact on our consolidated financial statements.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement became effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement was encouraged. Our adoption of this statement did not have a material impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligation under a guarantee. The accounting requirements for the initial recognition of guarantees became applicable for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

      In December 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). ETTF Issue 00-21 mandates how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for our third quarter of 2003. We evaluated the guidance in EITF Issue 00-21 and concluded that our advertising arrangements should continue to be accounted for as a single unit of accounting. As a result, the adoption of EITF Issue 00-21 did not have a material impact on our revenue recognition policies or consolidated financial statements.

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”) , which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46R is not expected to have an effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) that establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. The adoption of SFAS 150 had no effect on our consolidated financial statements.

      The Company adopted the new disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, during the quarter ended March 31, 2003. The adoption of the disclosure requirements of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company has no outstanding debt, is not a party to any derivatives transactions, and does not have any other material liabilities or assets which are subject to risks relating to interest rates, currency exchange rates, commodity price risks or other market risks.

Item 8.     Consolidated Financial Statements

TRAVELZOO INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Travelzoo Inc.

      We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
January 25, 2004

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,521,637	$1,258,273
Accounts receivable, less allowance for doubtful accounts of $71,459 and $55,925 as of December 31, 2003 and December 31, 2002, respectively	2,369,915	1,311,399
Deposits	97,086	22,339
Prepaid expenses and other current assets	131,618	114,909
Deferred income taxes	225,270	81,313

Total current assets	6,345,526	2,788,233
Deposits	42,525	64,923
Deferred income taxes	27,552	32,054
Property and equipment, net	164,034	142,091
Intangible assets, net	146,793	212,293

Total assets	$6,726,430	$3,239,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,627	$442,349
Accrued expenses	1,328,537	547,680
Deferred revenue	22,312	19,179
Income tax payable	1,310,874	439,432

Total liabilities	2,885,350	1,448,640

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 19,425,147 shares reported as outstanding both years	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	3,762,907	1,712,781

Total stockholders’ equity	3,841,080	1,790,954

Total liabilities and stockholders’ equity	$6,726,430	$3,239,594

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

Revenues	$17,991,241	$9,847,820	$6,147,938
Cost of revenues	399,039	351,169	304,081

Gross profit	17,592,202	9,496,651	5,843,857

Operating expenses:
Sales and marketing	9,564,384	5,726,557	3,274,747
General and administrative	4,288,985	2,293,846	1,354,088
Merger expenses	—	54,538	332,721

Total operating expenses	13,853,369	8,074,941	4,961,556

Income from operations	3,738,833	1,421,710	882,301
Interest income	13,192	3,971	2,702

Income before income taxes	3,752,025	1,425,681	885,003
Income taxes	1,701,899	572,610	521,268

Net income	$2,050,126	$853,071	$363,735

Net income per share:
Basic net income per share	$0.11	$0.04	$0.02

Diluted net income per share	$0.10	$0.04	$0.02

Shares used in computing basic net income per share	19,425,147	19,425,147	19,425,147

Shares used in computing diluted net income per share	20,526,951	19,896,353	19,425,147

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional		Total
			Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2000	19,425,147	194,251	(116,078)	495,975	574,148
Net income	—	—	—	363,735	363,735

Balances, December 31, 2001	19,425,147	194,251	(116,078)	859,710	937,883

Net income	—	—	—	853,071	853,071

Balances, December 31, 2002	19,425,147	194,251	(116,078)	1,712,781	1,790,954

Net income	—	—	—	2,050,126	2,050,126

Balances, December 31, 2003	19,425,147	$194,251	$(116,078)	$3,762,907	$3,841,080

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$2,050,126	$853,071	$363,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,284	194,373	138,628
Deferred income taxes	(139,455)	(33,018)	28,196
Provision for losses on accounts receivable	15,534	14,571	(88,507)
Loss on disposal of property and equipment	415	—	567
Non-cash revenues	—	(3,410)	(16,449)
Changes in operating assets and liabilities:
Accounts receivable	(1,074,050)	(433,633)	(19,870)
Deposits	(52,349)	(54,754)	78,244
Prepaid expenses and other current assets	(16,709)	(96,730)	92,819
Accounts payable	(218,722)	266,998	(1,541)
Accrued expenses	780,857	263,362	60,839
Deferred revenue	3,133	5,295	11,384
Income tax payable	871,442	(207,025)	122,653

Net cash provided by operating activities	2,383,506	769,100	770,698

Cash flows from investing activities:
Purchases of property and equipment	(120,142)	(120,746)	(31,365)
Purchases of intangible assets	—	—	(125,000)

Net cash used in investing activities	(120,142)	(120,746)	(156,365)

Cash flows from financing activities:
Repayment of loans from principal stockholder	—	—	(50,000)

Cash (used in) provided by financing activities	—	—	(50,000)

Net increase in cash and cash equivalents	2,263,364	648,354	564,333
Cash and cash equivalents at beginning of year	1,258,273	609,919	45,586

Cash and cash equivalents at end of year	$3,521,637	$1,258,273	$609,919

Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds received	$969,912	$812,653	$385,102

Non cash investing activities:
Intangible asset acquired for future advertising Services	$—	$—	$89,286

Reduction in carry amounts of intangible asset and deferred revenue	$—	$(69,427)	$—

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(1)	Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation

      Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. The Company’s products include the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail product, and the Weekend.com e-mail newsletter.

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

      During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Stockholders have a period of two years following the effective date of the merger, April 25, 2002, to receive shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of December 31, 2003, 7,164,760 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,131,114 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. and earnings per share calculations. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results of operations and cash flows of Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company had outsourced part of its advertising sales and production activities to DoubleClick, Inc. (“DoubleClick”). Under the terms of the agreement with DoubleClick, the Company received a portion of the revenue received by DoubleClick from customers for the display of advertising on the Travelzoo website. The Company recorded these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo website was $-0-, $82,939 and $600,454 for the years ended December 31, 2003, 2002, and 2001 respectively. The Company’s share of this income, which has been recorded as revenue, was $-0-, $38,354 and $332,736 for the years ended December 31, 2003, 2002, and 2001 respectively. The agreement with DoubleClick was canceled as of August 23, 2002.

      Advertising sold to clients through agencies is generally reported at the net amount billed to the agency.

(c)	Net Income Per Share

      Net income per share has been calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for the period, including shares reserved for issuance to former shareholders of Travelzoo.com Corporation reported as outstanding. Diluted net income per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

      The following table sets forth the calculation of basic and diluted income per share:

	Year Ended December 31,

	2003	2002	2001

Basic net income per share:
Net income	$2,050,126	$853,071	$363,735

Weighted average common shares	19,425,147	19,425,147	19,425,147

Basic net income per share	$0.11	$0.04	$0.02

Diluted net income per share:
Net income	$2,050,126	$853,071	$363,735

Weighted average common shares	19,425,147	19,425,147	19,425,147
Effect of potential common shares	1,101,804	471,206	—

Weighted average common and potential common shares	20,526,951	19,896,353	19,425,147

Diluted net income per share	$0.10	$0.04	$0.02

      For the year ended December 31, 2001, all outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(e)	Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2003	2002

Computer hardware and software	$316,837	$249,801
Office equipment	193,722	141,266

	510,559	391,067
Less accumulated depreciation	346,525	248,976

Total	$164,034	$142,091

      Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 years for property and equipment.

(f)	Intangible Assets

      Intangible assets consist of the following:

	December 31,

	2003	2002

Acquired amortized intangible assets:
Internet domain names	$344,857	$344,857
Less accumulated amortization	198,064	132,564

Total	$146,793	$212,293

      Amortization expense was $65,500, $78,518 and $50,714 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In October 2001, the Company completed the acquisition of the weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other websites through advertising placed on the Travelzoo website. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue was recognized as the clicks were delivered. During the years ended December 31, 2002 and 2001, $3,410 and $16,449, respectively, of revenues related to this arrangement were recognized. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated future amortization expense related to intangible assets at December 31, 2003 is as follows:

2004	65,500
2005	62,167
2006	19,126

$146,793

     (g) Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase. As of December 31, 2003 and 2002, cash equivalents are comprised of $2,540,395 and $527,258, respectively, held in money market accounts.

     (h) Advertising Costs

      Advertising costs amounted to $6,745,769, $3,960,464 and $2,264,488 for the years ended December 31, 2003, 2002, and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, $429,296, $546,214 and $492,672, respectively, of advertising services were purchased from the Company’s clients under non-barter arrangements.

     (i) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (k) Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Impairment of Long-Lived Assets. SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (l) Stock-Based Compensation

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had all stock-based compensation awards granted to employees and directors been accounted for using the fair value based method, net income and net income per share would have been adjusted to the amounts reported in the following table.

	Year Ended December 31,

	2003	2002	2001

Net income as reported	$2,050,126	$853,071	$363,735
Stock-based compensation included in determination of net income	—	—	—
Stock-based compensation determined under the fair-value based method	—	(1,908)	(56,182)

Pro-forma net income as if the fair value based method had been applied to all awards	$2,050,126	$851,163	$307,553

Pro-forma basic net income per share as if the fair value based method had been applied to all awards	$0.11	$0.04	$0.02

Pro-forma diluted net income per share as if the fair value based method had been applied to all awards	$0.10	$0.04	$0.02

      The fair value of options granted was calculated as of the grant date using the Black-Scholes method with the following assumptions:

	2003	2002	2001

Numbers of options granted	—	33,589	210,000
Grant date fair value of options	—	$0.06	$0.27
Grant date fair value of the common stock	—	$0.56	$0.39
Expected life of the option (in years)	—	5	10
Annual volatility	—	51%	85%
Risk-free interest rates	—	4.5%	4.5%
Dividend Rate	—	—	—

     (m) Website Development Costs

      The Company accounts for website development costs in accordance with EITF Issue No. 00-02, Accounting for Website Development Costs. No internal website development costs that qualify for capitalization have been incurred in the years ended December 31, 2003, 2002 and 2001.

     (n) Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for the Company beginning in 2003 and the adoption of this statement did not have a material impact on the consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. SFAS No. 145 was effective for the Company beginning in 2003, and the effect of adoption did not have a material impact on the consolidated financial statements.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company’s adoption of Statement 146 did not have a material impact on the consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligation under a guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

      In December 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). ETTF Issue 00-21 mandates how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for our third quarter of 2003. The Company evaluated the guidance in EITF Issue 00-21 and concluded that our advertising arrangements should continue to be accounted for as a single unit of accounting. As a result, the adoption of EITF Issue 00-21 did not have a material impact on the revenue recognition policies or consolidated financial statements.

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”) , which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46R is not expected to have an effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) that establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. The adoption of SFAS 150 had no effect on the Company’s consolidated financial statements.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company adopted the new disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, during the quarter ended March 31, 2003. The adoption of the disclosure requirements of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

(2) Commitments

      The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on July 31, 2005, May 31, 2005, December 31, 2005 and June 30, 2004 respectively. The future minimum rental payments under these operating leases as of December 31, 2003, total $578,256 and $249,382 for 2004 and 2005, respectively. Rent expense was $885,816, $471,766 and $302,355 for the years ended December 31, 2003, 2002, and 2001, respectively.

(3) Allowance for Doubtful Accounts

      The details of changes to the allowance for doubtful accounts are as follows:

Balance at December 31, 2000	145,144
Deductions — credited to costs and expenses, net	(88,507)
Deductions — write-offs	(1,409)

Balance at December 31, 2001	55,228
Additions — charged to costs and expenses, net	14,571
Deductions — write-offs	(13,874)

Balance at December 31, 2002	55,925

Additions — charged to costs and expenses, net	15,534
Balance at December 31, 2003	$71,459

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Income Taxes

      Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

	Current	Deferred	Total

2003:
Federal	$1,342,087	$(127,594)	$1,214,493
State	499,267	(11,861)	487,406

	$1,841,354	$(139,455)	$1,701,899

2002:
Federal	$453,851	$(26,836)	$427,015
State	151,777	(6,182)	145,595

	$605,628	$(33,018)	$572,610

2001:
Federal	$384,153	$21,846	$405,999
State	108,669	6,350	115,019
Foreign	250	—	250

	$493,072	$28,196	$521,268

      Income tax expense for the years ended December 31, 2003, 2002, and 2001, differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	2003	2002	2001

Federal tax at statutory rates	$1,275,097	$485,714	$307,423
State taxes, net of federal income tax benefit	321,688	96,093	99,146
Foreign taxes	—	—	250
Non-deductible merger and offering expenses and other	105,114	(9,197)	114,449

Total income tax expense	$1,701,899	$572,610	$521,268

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2003, and 2002, are as follows:

	2003	2002

Deferred tax assets:
Accruals and allowances	$55,519	$39,204
State income taxes	169,751	36,733
Capitalized start-up costs	—	760
Intangible assets	$57,674	$39,462

Gross deferred tax assets	282,944	116,159
Deferred tax liabilities:
State income taxes	$(9,409)	$—
Property and equipment	(20,713)	(2,792)

Gross deferred tax liabilities	(30,122)	(2,792)

Net deferred tax assets	$252,822	$113,367

      No valuation allowance has been recorded for the deferred tax assets because management believes that the Company is more likely than not to generate sufficient future taxable income to realize the related tax benefits.

(5) Stockholders’ Equity

      As of December 31, 2003 the authorized capital stock of Travelzoo Inc. comprised 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2003 15,294,033 shares of common stock and no shares of preferred stock were issued and 19,425,147 shares of common stock were reported as outstanding. If all former stockholders of Travelzoo Bahamas accept their shares in Travelzoo Inc., an additional 4,131,114 shares of common stock will be issued. These shares are included in the reported number of shares outstanding in our financial statements. The former stockholders of Travelzoo Bahamas have until April 25, 2002 to receive shares in Travelzoo Inc.

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

      In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were forfeited upon the resignation of a director. All other options are vested as of December 31, 2003. The options expire in March 2012.

      In October 2003, the Company completed an underwritten secondary offering of 402,500 shares of common stock sold by the Company’s Chief Executive Officer and principal stockholder. The offering was intended primarily to allow the Company to satisfy the requirement for listing on the NASDAQ SmallCap Market that the Company have 300 round lot holders. The costs of the offering of $328,000 were paid for by the Company and were included in general and administrative expenses.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Significant Customer Information and Segment Reporting

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of December 31, 2003, the Company had one operating segment: online advertising.

      Significant customer information is as follows:

				Percent of
	Percentage of			Accounts
	Total Revenue			Receivable

	Year Ended December 31,			December 31,

Customer	2003	2002	2001	2003	2002

A	*	*	*	*	12%
B	10%	15%	15%	14%	*
C	11%	14%	*	*	21%
D	—	*	13%	—	—

All of the above customers are located in the United States of America.

*	Less than 10%

(7)	Unaudited Quarterly Information

      The following represents unaudited quarterly financial data for 2003 and 2002.

	Quarters Ended

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands)
Revenues:	$5,201	$4,785	$4,291	$3,714	$3,132	$2,538	$2,211	$1,966
Cost of revenues	141	93	81	83	89	90	86	86

Gross profit	5,060	4,692	4,210	3,631	3,043	2,448	2,125	1,880
Operating expenses:
Sales and marketing	2,821	2,526	2,295	1,924	1,904	1,510	1,316	996
General and administrative	1,214	1,115	903	1,057	647	522	562	562
Merger expenses	—	—	—	—	—	—	—	55

Total operating expenses	4,035	3,641	3,198	2,981	2,551	2,032	1,878	1,613
Income from operations	1,025	1,051	1,012	650	492	416	247	267
Interest income	5	3	3	2	2	1	—	1

Income before income taxes	1,030	1,054	1,015	652	494	417	247	268
Income taxes	577	437	419	267	168	171	101	133

Net income	$453	$617	$596	$385	$326	$246	$146	$135

Basic net income per share	$.03	$.03	$.03	$.02	$.02	$.01	$.01	$—

Diluted net income per share	$.02	$.03	$.03	$.02	$.02	$.01	$.01	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of December 21, 2003.

      During the quarter ended December 31, 2003, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the sections entitled “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“the Commission”) within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2003.

      The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 29, 2004.

Name	Age	Position

Ralph Bartel, Ph.D.	38	President, Chief Executive Officer, and Chief Financial Officer
Lisa Su	28	Controller (Chief Accounting Officer)

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

      Lisa Su has served as Controller (Chief Accounting Officer) since October 1, 2000. From April 1999 to September 2000, Ms. Su was a Treasury Accountant for Webvan Group, Inc. Ms. Su holds a bachelor’s degree in economics/accounting from Claremont McKenna College and an MBA in Finance from California State University, Hayward.

Item 11.	Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under “Compensation of Executive Officers and Other Matters” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Principal Ownership of Travelzoo Common Stock” in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2003.

Item 14.	Principal Accounting Fees and Services

      Information regarding principal auditor fees and services is set forth under “Principal Accounting Fees and Services” in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits:

See attached Exhibit Index.

      (b) Reports on Form 8-K

On October 6, 2003, the Company filed a current report on Form 8-K dated October 6, 2003 which announced the Company’s financial results for the quarter ended September 30, 2003.

On December 24, 2003, the Company filed a current report on Form 8-K dated December 23, 2003 which announced the Company’s approval for listing on the NASDAQ SmallCap Market.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2004.

TRAVELZOO INC.
(Registrant)

By:	/s/ RALPH BARTEL

Ralph Bartel
Chairman of the Board,
Chief Executive Officer, and
Chief Financial Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ralph Bartel as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done.

Signature	Title	Date

/s/ RALPH BARTEL Ralph Bartel	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 29, 2004

/s/ LISA SU Lisa Su	Controller (Chief Accounting Officer)	March 29, 2004

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 29, 2004

/s/ SUZANNA MAK Suzanna Mak	Director	March 29, 2004

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 29, 2004

/s/ KELLY M. URSO Kelly M. Urso	Director	March 29, 2004

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2		—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.1		—	Employment Agreement, dated as of April 1, 2000, between Silicon Channels Corporation and Ralph Bartel (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.2		—	Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.5		—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
21.1	*	—	List of Subsidiaries of Travelzoo Inc.
24.1		—	Power of Attorney (included on signature page)
31.1	*	—	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.