Form 10-Q
period 2004-03-31
TRAVELZOO INC
filed 2004-04-26
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	Or TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of April 23, 2004, the registrant had outstanding 19,425,147 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,424,165	$3,521,637
Accounts receivable, less allowance for doubtful accounts of $146,162 and $71,459 as of March 31, 2004 and December 31, 2003, respectively	3,321,602	2,369,915
Deposits	2,083	97,086
Prepaid expenses and other current assets	176,348	131,618
Deferred income taxes	225,270	225,270

Total current assets	7,149,468	6,345,526
Deposits	141,528	42,525
Deferred income taxes	27,552	27,552
Property and equipment, net	149,966	164,034
Intangible assets, net	130,418	146,793

Total assets	$7,598,932	$6,726,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$740,838	$223,627
Accrued expenses	1,161,062	1,328,537
Deferred revenue	74,706	22,312
Income tax payable	772,140	1,310,874

Total liabilities	2,748,746	2,885,350

Commitments
Stockholders’ equity:
Common stock	194,251	194,251
Additional paid-in capital	(116,078)	(116,078)
Retained earnings	4,772,013	3,762,907

Total stockholders’ equity	4,850,186	3,841,080

Total liabilities and stockholders’ equity	$7,598,932	$6,726,430

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues	$6,462,233	$3,713,577
Cost of revenues	179,343	83,138

Gross profit	6,282,890	3,630,439

Operating expenses:
Sales and marketing	3,457,309	1,923,921
General and administrative	1,114,986	1,056,684

Total operating expenses	4,572,295	2,980,605
Income from operations	1,710,595	649,834
Interest income	5,482	2,053

Income before income taxes	1,716,077	651,887
Income taxes	706,971	267,274

Net income	1,009,106	384,613

Basic net income per share	$0.05	$0.02

Diluted net income per share	0.05	0.02

Shares used in computing basic net income per share	19,425,147	19,425,147

Shares used in computing diluted net income per share	20,648,342	20,504,539

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,009,106	$384,613
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	39,853	48,298
Provision for losses on accounts receivable	74,703	29,611
Changes in operating assets and liabilities:
Accounts receivable	(1,026,390)	(324,565)
Deposits	(4,000)	—
Prepaid expenses and other current assets	(44,730)	11,303
Accounts payable	517,211	65,984
Accrued expenses	(167,475)	334,783
Deferred revenue	52,394	2,631
Income tax payable	(538,734)	(25,388)

Net cash (used in)/provided by operating activities	(88,062)	527,270

Cash flows from investing activities:
Purchases of property and equipment	(9,410)	(7,972)

Net cash used in investing activities	(9,410)	(7,972)

Net increase (decrease) in cash and cash equivalents	(94,472)	519,298
Cash and cash equivalents at beginning of period	3,521,637	1,258,273

Cash and cash equivalents at end of period	$3,424,165	$1,777,571

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,245,705	$292,662

     See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The Company and Basis of Presentation

     Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company that publishes sales and specials for hundreds of travel companies. The Company’s publications include the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail product, and the Weekend.com e-mail newsletter.

     Travelzoo is controlled by Ralph Bartel, who holds approximately 70% of the outstanding shares.

     The accompanying unaudited condensed consolidated financial statements have been prepared by Travelzoo Inc. in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2003, included in the Company’s Form 10-K filed with the SEC on March 29, 2004.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future period, and the Company makes no representations related thereto.

     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Mr. Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 stockholders for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo website. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.

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

     Former stockholders of Travelzoo.com Corporation have a period of two years to exchange their shares of Travelzoo.com Corporation for shares of Travelzoo Inc. Travelzoo.com Corporation had 11,295,874 shares outstanding. As of March 31, 2004, 7,176,990 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. The remaining 4,118,884 shares of Travelzoo Inc. that may be exchanged are included in the issued and outstanding common stock of Travelzoo Inc. and the calculations of basic and diluted earnings per share. The period for the remaining shares to be exchanged will expire on April 25, 2004. After the expiration date, the number of shares reported outstanding will be decreased by the number of shares not exchanged in the merger. In addition, the unexchanged shares will no longer be included in the calculation of basic and diluted earnings per share.

(2) Revenue Recognition

     Substantially all revenue consists of advertising sales. Advertising revenues are derived from the sale of advertising in the Company’s publications.

     Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period. To the extent that any minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising and other variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

     Revenues for advertising sold to clients through agencies are reported at the net amount billed to the agency.

(3) Stock-based Compensation

     The Company did not provide any stock-based compensation in fiscal year 2003 or in the three months ended March 31, 2004 under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

(4) Net Income Per Share

     Net income per share has been calculated under SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing the net income by the weighted-average number of reported common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of reported common shares and potential common shares outstanding during the period. Potential common shares included in the diluted calculation consists of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2004	2003
Basic net income per share:
Net income	$1,009,106	$384,613
Weighted average common shares	19,425,147	19,425,147

Basic net income per share	$0.05	$0.02

Diluted net income per share:
Net income	$1,009,106	$384,613

Weighted average common shares	19,425,147	19,425,147
Effect of dilutive securities: stock options	1,223,195	1,079,392

Diluted weighted average common shares	20,648,342	20,504,539

Diluted net income per share	$0.05	$0.02

(5) Commitments

     The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on June 30, 2005, May 31, 2005, December 31, 2005 and December 31, 2005, respectively. The future minimum rental payments under these operating leases as of March 31, 2004 and December 31, 2003 total $1,501,489 and $827,638, respectively. The future lease payments consist of $664,407 of payments due in 2004 and $837,082 of payments due in 2005.

(6) Significant Customer Information and Segment Reporting

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of March 31, 2004, the Company has one operating segment.

     Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2004	2003	2004	2003
A	*	10%	14%	14%
B	*	10%	13%	*

All of the above customers are located in the United States of America.

* Less than 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements.

Overview

     Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies. Our publications include the Travelzoo website, the Travelzoo Top 20 newsletter, the Newsflash e-mail alert service, and the Weekend.com newsletter. More than 300 travel companies purchase our advertising services.

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

     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:

•	Growth of number of subscribers of the Company’s newsletters and page views of selected sections of the Travelzoo website;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Pre-tax profitability; and

•	Revenue per employee as a measure of productivity.

Critical Accounting Policies

     We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition and the allowance for doubtful accounts. These policies, and our procedures related to these policies, are described below.

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

     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

•	Collection is deemed reasonably assured. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection.

     Revenues for advertising sold to clients through agencies is reported at the net amount billed to the agency.

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2004	2003
Revenues	100%	100%
Cost of revenues	3	2

Gross profit	97	98

Operating expenses:
Sales and marketing	53	52
General and administrative	17	28

Total operating expenses	70	80
Income from operations	27	18
Income before income taxes	27	18
Income taxes	11	8

Net income	16%	10%

     For the three months ended March 31, 2004, we reported pre-tax income of approximately $1.7 million. As of March 31, 2004, we had retained earnings of approximately $4.8 million. Pre-tax profitability increased to 26.6% of sales for the three months ended March 31, 2004 from 17.6% in the previous year. Pre-tax profitability increased because revenues grew faster than operating expenses.

Reach

     The following table sets forth the number of subscribers of each of our e-mail publications as of March 31, 2004 and 2003 and the total number of page views for selected sections of the Travelzoo website for the three months ended March 31, 2004 and 2003. Management considers the Travelzoo homepage and the front pages of destination categories as indicators for the growth of site traffic. Management reviews these non-financial metrics for two reasons: first, to monitor the progress that the Company makes in increasing the reach of its products, and second, to evaluate if the Company is able to convert higher reach into higher revenues.

	Three Months Ended
	March 31,
			Year-over-Year
	2004	2003	Growth
Subscribers:
Travelzoo Top 20	6,855,000	3,944,000	74%
Newsflash	3,503,000	—	N/A
Weekend.com	2,422,000	790,000	207%
Page views of selected sections of Travelzoo website:
Homepage	7,430,000	4,355,000	71%
Front pages of destination categories	15,726,000	8,594,000	83%

     Management believes that the increase in reach of its products in the three months ended March 31, 2004 was in line with its strategy and goals.

     The Company’s revenues for the three months ended March 31, 2004 increased by 74% from the previous year. Substantially all revenues were generated from the Travelzoo website and the Travelzoo Top 20 newsletter. The number of subscribers of the Travelzoo Top 20 newsletter increased by 74%. Page views of selected sections of the Travelzoo website increased by 71% and 83%, respectively, as shown in the table above. Management believes that the data for the three months ended March 31, 2004 and 2003 indicate that the Company was able to generate higher revenues as reach increased.

Revenues

     Our total revenues increased to $6.5 million for the three months ended March 31, 2004 from $3.7 million for the three months ended March 31, 2003. This represents an increase of 74%. The increase was primarily due to an increase in the number of advertisers. In addition, the increase was due to an increase in our advertising rates.

     Average annualized revenue per employee increased to $615,000 for the three months ended March 31, 2004 from $550,000 for the three months ended March 31, 2003.

Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues increased to $179,000 for the three months ended March 31, 2004 from $83,000 for the three months ended March 31, 2003. As a percentage of revenue, cost of revenues increased to 3% for the three months ended March 31, 2004 from 2% for the three months ended March 31, 2003. The increase resulted primarily from an increase in our network operations staffing costs.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $3.5 million for the three months ended March 31, 2004 from $1.9 million for the three months ended March 31, 2003. The increase in sales and marketing expenses was primarily due to increases of our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the three months ended March 31, 2004 and 2003, advertising expenses accounted for 73% and 67%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was also due to an increase in headcount and related salary expenses of $298,000.

     General and Administrative

     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses were $1.1 million for the three months ended March 31, 2004 and March 31, 2003.

Income Taxes

     For the three months ended March 31, 2004, we recorded an income tax provision of $707,000. For the three months ended March 31, 2003, we recorded an income tax provision of $267,000. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and the effect of non-deductible offering costs and merger expenses. The effective tax rate was 41% for the three months ended March 31, 2004 and March 31, 2003.

Stockholders’ Equity

     As described in Note 1 to the condensed consolidated financial statements, on April 25, 2004, the two-year period for former stockholders of Travelzoo.com Corporation to exchange their shares for shares of Travelzoo Inc. will expire. On that date, the amount of common shares reported as outstanding will be reduced by the amount of unexchanged shares. As of March 31, 2004, 4,118,884 shares had not been exchanged.

Liquidity and Capital Resources

     As of March 31, 2004, we had $3.4 million in cash and cash equivalents. Cash and cash equivalents decreased from $3.5 million on December 31, 2003 primarily as a result of cash used in operations explained below. We expect that cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.

     Net cash used in operating activities in the three months ended March 31, 2004 was $88,000. Net cash provided by operating activities in the three months ended March 31, 2003 was $527,000. In the three months ended March 31, 2004, net cash used in operating activities resulted primarily from an increase in accounts receivable and a net decrease in income tax payable. In the three months ended March 31, 2003, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses and accounts payable offset by income tax payments and an increase in accounts receivable.

     Net cash used in investing activities was $9,000 and $8,000 during the three months ended March 31, 2004 and March 31, 2003, respectively. In both periods, net cash was used in investing activities for equipment purchases.

     There were no cash flows related to financing activities in the three months ended March 31, 2004 and March 31, 2003.

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

     The following summarizes our principal contractual commitments as of March 31, 2004 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$664	$837	—	—	—	—	$1,501
Purchase obligations	21	—	—	—	—	—	21

Total commitments	$685	$837	—	—	—	—	$1,522

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

     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2004, we had 42 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

Item 4. Controls and Procedures

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of March 31, 2004.

     During the quarter ended March 31, 2004, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     On January 26, 2004, the Company filed a current report on Form 8-K dated January 26, 2004 which announced the Company’s financial results for the year ended December 31, 2003. A copy of the Company’s press release announcing the results was attached and incorporated therein by reference.

SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 23, 2004.

TRAVELZOO INC.
(Registrant)

By:	/s/ RALPH BARTEL
Ralph Bartel
Chairman of the Board, Chief Executive
Officer, and Chief Financial Officer

By:	/s/ LISA SU
Lisa Su
Controller (Chief Accounting Officer)