Form 10-Q
period 2004-06-30
TRAVELZOO INC
filed 2004-08-13
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2004

☐	Or TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to

Commission File No.: 000-50171

TRAVELZOO INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

590 Madison Avenue, 21st Floor,	10022
New York, New York	(Zip Code)
(Address of principal executive offices)

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

     As of August 11, 2004, the registrant had outstanding 15,448,204 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,192,992	$3,521,637
Accounts receivable, less allowance for doubtful accounts of $115,861 and $71,459 as of June 30, 2004 and December 31, 2003, respectively	3,257,567	2,369,915
Deposits	10,968	97,086
Prepaid expenses and other current assets	123,144	131,618
Deferred income taxes	979,419	225,270

Total current assets	9,564,090	6,345,526
Deposits, less current portion	142,350	42,525
Deferred income taxes	27,552	27,552
Property and equipment, net	140,580	164,034
Intangible assets, net	116,582	146,793

Total assets	$9,991,154	$6,726,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501,140	$223,627
Accrued expenses	1,842,869	1,328,537
Deferred revenue	189,800	22,312
Income tax payable	—	1,310,874

Total liabilities	2,533,809	2,885,350

Commitments
Stockholders’ equity:
Common stock	154,448	194,251
Additional paid-in capital	1,196,994	(116,078)
Retained earnings	6,105,903	3,762,907

Total stockholders’ equity	7,457,345	3,841,080

Total liabilities and stockholders’ equity	$9,991,154	$6,726,430

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$7,201,189	$4,291,359	$13,663,422	$8,004,936
Cost of revenues	166,092	81,031	345,435	164,169

Gross profit	7,035,097	4,210,328	13,317,987	7,840,767

Operating expenses:
Sales and marketing	3,666,566	2,294,521	7,123,875	4,218,442
General and administrative	1,101,116	903,119	2,216,102	1,959,803

Total operating expenses	4,767,682	3,197,640	9,339,977	6,178,245

Income from operations	2,267,415	1,012,688	3,978,010	1,662,522
Interest income	6,296	3,084	11,778	5,137

Income before income taxes	2,273,711	1,015,772	3,989,788	1,667,659
Income taxes	939,821	419,375	1,646,792	686,649

Net income	$1,333,890	$596,397	$2,342,996	$981,010

Basic net income per share	$0.08	$0.03	$0.13	$0.05
Diluted net income per share	$0.08	$0.03	$0.12	$0.05
Shares used in computing basic net income per share	16,479,397	19,425,147	17,952,272	19,425,147
Shares used in computing diluted net income per share	17,762,745	20,498,665	19,205,543	20,501,602

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,342,996	$981,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,022	87,940
Provision for losses on accounts receivable	82,902	40,853
Loss on disposal of property and equipment	—	415
Tax benefit of stock option exercises	943,110	—
Changes in operating assets and liabilities:
Accounts receivable	(970,554)	(425,926)
Deposits	(13,707)	(20,926)
Prepaid expenses and other current assets	8,474	(25,474)
Accounts payable	277,513	110,199
Accrued expenses	514,332	288,582
Deferred revenue	167,488	5,686
Income tax payable	(2,065,023)	61,237

Net cash provided by operating activities	1,367,553	1,103,596

Cash flows from investing activities:
Purchases of property and equipment	(26,357)	(18,832)

Net cash used in investing activities	(26,357)	(18,832)

Cash flows from financing activities:
Issuance of common stock	295,769	—
Recovery of profit from purchase and sale of stock by employees	34,390	—

Net cash provided by financing activities	330,159	—

Net increase in cash and cash equivalents	1,671,355	1,084,764
Cash and cash equivalents at beginning of period	3,521,637	1,258,273

Cash and cash equivalents at end of period	$5,192,992	$2,343,037

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,781,210	$625,412

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) The Company and Basis of Presentation

     Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. The Company’s publications include the Travelzoo Web site, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.

     Travelzoo is controlled by Ralph Bartel, who holds approximately 87% of the outstanding shares.

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

     The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future period, and the Company makes no representations related thereto.

     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Mr. Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 stockholders for no cash consideration (“Netsurfer shares”). In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo Web site. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. As of June 30, 2004, there were 15,448,204 shares of common stock outstanding, and earnings per share calculations reflect the reduction of the number of shares reported as outstanding during the period.

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional 4,115,532 shares of common stock for no additional payment.

     The merger of Travelzoo.com Corporation into Travelzoo Inc. was accounted for as a combination of entities under common control using “as-if pooling-of-interests’’ accounting. Under this method of accounting, the assets and liabilities of Travelzoo.com Corporation and Travelzoo Inc. were carried forward at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Travelzoo.com Corporation. The restated results of operations and cash flows of Travelzoo Inc. are identical to the combined results of Travelzoo.com Corporation and Travelzoo Inc.

(2) Revenue Recognition

     Substantially all revenue consists of advertising sales. Advertising revenues are derived from the sale of advertising in the Company’s publications.

     Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. If fixed-fee advertising is displayed over a term extending beyond a reporting period, revenues are recognized ratably over the period. To the extent that any minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising and other variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

     Revenues for advertising sold to clients through agencies are reported at the net amount billed to the agency.

(3) Stock-based Compensation

     The Company did not provide any stock-based compensation in fiscal year 2003 or in the six months ended June 30, 2004. In addition, all previously issued options vested prior to January 1, 2002 and therefore there are no applicable disclosures under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended.

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

     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic net income per share:
Net income	$1,333,890	$596,397	$2,342,996	$981,010
Weighted average common shares	16,479,397	19,425,147	17,952,272	19,425,147

Basic net income per share	$0.08	$0.03	$0.13	$0.05

Diluted net income per share:
Net income	$1,333,890	$596,397	$2,342,996	$981,010

Weighted average common shares	16,479,397	19,425,147	17,952,272	19,425,147
Effect of dilutive securities: stock options	1,283,348	1,073,518	1,253,271	1,076,455

Diluted weighted average common shares	17,762,745	20,498,665	19,205,543	20,501,602

Diluted net income per share	$0.08	$0.03	$0.12	$0.05

(5) Commitments

     The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on June 30, 2005, December 31, 2005, December 31, 2005 and December 31, 2005, respectively. The future minimum rental payments under these operating leases as of June 30, 2004, and December 31, 2003 total $1,360,030 and $827,638, respectively. The future lease payments consist of $472,908 of payments due in 2004 and $887,122 of payments due in 2005.

(6) Significant Customer Information and Segment Reporting

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of June 30, 2004, the Company has one operating segment.

     Significant customer information is as follows:

	Percent of		Percent of
	Revenues		Accounts
			Receivable
	Six Months Ended June 30,
			June 30,	December 31,
Customer	2004	2003	2004	2003
A	*	13%	13%	14%
B	*	10%	11%	*
C	*	*	10%	*

All of the above customers are located in the United States of America.

*	Less than 10%

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

Overview

     Travelzoo Inc. is an Internet media company. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current offers from hundreds of travel companies. Our publications include the Travelzoo Web site, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 300 travel companies purchase our advertising services.

     Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, through the Newsflash e-mail alert service and through the SuperSearch pay-per-click search engine, and banner advertising sales. Revenues are principally generated from the sale of advertising on our Travelzoo Web site and in our Travelzoo Top 20 newsletter. Listing fees are based on placement, number of listings, number of impressions, or number of click-throughs. Banner advertising rates are based on CPM rates (cost per thousand impressions). Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:

•	Growth of number of subscribers of the Company’s e-mail products and page views of selected sections of the Travelzoo Web site;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Pre-tax profitability; and

•	Revenue per employee as a measure of productivity.

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

Revenue Recognition

     We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period. To the extent that any minimum guaranteed impressions are not met during the contract period, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Fees for banner advertising and other variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

•	Collection is deemed reasonably assured. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection.

     Revenues for advertising sold to clients through agencies is reported at the net amount billed to the agency.

Allowance for Doubtful Accounts

     We record a provision for doubtful accounts based on our historical experience of write-offs and a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the creditworthiness of the client, the economic conditions of the client’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our clients were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	2	2	3	2

Gross profit	98	98	97	98

Operating expenses:
Sales and marketing	51	53	52	53
General and administrative	15	21	16	24

Total operating expenses	66	74	68	77
Income from operations	32	24	29	21
Income before income taxes	32	24	29	21
Income taxes	13	10	12	9

Net income	19%	14%	17%	12%

     For the six months ended June 30, 2004, we reported pre-tax income of approximately $4.0 million. As of June 30, 2004, we had retained earnings of approximately $6.1 million. Pre-tax profitability increased to 29.2% of sales for the six months ended June 30, 2004 from 20.8% for the same period last year. Pre-tax profitability increased because revenues grew faster than operating expenses.

Reach

     The following table sets forth the number of subscribers of each of our e-mail products as of June 30, 2004 and 2003 and the total number of page views for selected sections of the Travelzoo Web site for the six months ended June 30, 2004 and 2003. Management considers the Travelzoo homepage and the front pages of destination categories as indicators for the growth of site traffic. Management reviews these non-financial metrics for two reasons: first, to monitor the progress that the Company makes in increasing the reach of its products, and second, to evaluate if the Company is able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2004	2003	Growth
Subscribers:
Travelzoo Top 20	7,084,000	4,622,000	53%
Newsflash	4,172,000	807,000	417%

	Six Months Ended
	June 30,		Year-over-Year
	2004	2003	Growth
Page views of selected sections of Travelzoo Web site:
Homepage	14,830,000	9,797,000	51%
Front pages of destination categories	29,808,000	19,171,000	55%

     Management believes that the increase in reach of its products in the six months ended June 30, 2004 was in line with its strategy and goals.

     The Company’s revenues for the six months ended June 30, 2004 increased by 71% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 53%. Page views of selected sections of the Travelzoo Web site increased by 51% and 55%, respectively, as shown in the table above. In the six months ended June 30, 2003, 100% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. In the six months ended June 30, 2004, 92% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. Management believes that the data for the six months ended June 30, 2004 and 2003 indicate that the Company was able to generate higher revenues as reach increased.

Revenues

     Our total revenues increased to $7.2 million for the three months ended June 30, 2004 from $4.3 million for the three months ended June 30, 2003. Our total revenues increased to $13.7 million for the six months ended June 30, 2004 from $8.0 million for the six months ended June 30, 2003. This represents an increase of 71%. The increase was primarily due to an increase in the number of advertisers. Also contributing to the increase was an increase in our advertising rates.

     Average annualized revenue per employee decreased to $588,000 for the three months ended June 30, 2004 from $592,000 for the three months ended June 30, 2003.

Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues increased to $166,000 for the three months ended June 30, 2004 from $81,000 for the three months ended June 30, 2003. Our cost of revenues increased to $345,000 for the six months ended June 30, 2004 from $164,000 for the six months ended June 30, 2003. As a percentage of revenue, cost of revenues increased to 3% for the six months ended June 30, 2004 from 2% for the six months ended June 30, 2003. The increase resulted primarily from an increase in our network operations staffing costs.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $3.7 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. Sales and marketing expenses increased to $7.1 million for the six months ended June 30, 2004 from $4.2 million for the six months ended June 30, 2003. The increase in sales and marketing expenses was primarily due to increases of our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the six months ended June 30, 2004 and 2003, advertising expenses accounted for 73% and 69%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was also due to an increase in headcount of our sales force.

     General and Administrative

     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $1.1 million for the three months ended June 30, 2004 from $903,000 for the three months ended June 30, 2003. General and administrative expenses increased to $2.2 million for the six months ended June 30, 2004 from $2.0 million for the six months ended June 30, 2003. The increase in general and administrative expenses were due mainly to an increase of office space to accommodate the increase in headcount.

Income Taxes

     For the three months ended June 30, 2004, we recorded an income tax provision of $940,000. For the three months ended June 30, 2003, we recorded an income tax provision of $419,000. For the six months ended June 30, 2004, we recorded an income tax provision of $1.6 million. For the six months ended June 30, 2003, we recorded an income tax provision of $687,000. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and the effect of non-deductible offering costs and merger expenses. The effective tax rate was 41% for the six months ended June 30, 2004 and June 30, 2003.

     During the second quarter of 2004, the Company realized a tax benefit of $943,000 upon the exercise of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

Stockholders’ Equity

     As described in Note 1 to the condensed consolidated financial statements, on April 25, 2004, the two-year period for former stockholders of Travelzoo.com Corporation to receive shares of Travelzoo Inc. expired. On that date, the number of common shares reported as outstanding was reduced by the number of unissued shares.

     In June 2004, an aggregate of 138,589 shares of common stock were issued to current and former directors upon the exercise of fully vested options. The options were granted in 2001 and 2002 to directors for their services as directors in 2000, 2001, and 2002.

Liquidity and Capital Resources

     As of June 30, 2004, we had $5.2 million in cash and cash equivalents. Cash and cash equivalents increased from $3.5 million on December 31, 2003 primarily as a result of cash provided by operations as explained below. We expect that cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.

     Net cash provided by operating activities in the six months ended June 30, 2004 was $1.4 million. Net cash provided by operating activities in the six months ended June 30, 2003 was $1.1 million. In the six months ended June 30, 2004, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses offset by an increase in accounts receivable and a decrease in income tax payable. In the six months ended June 30, 2003, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses offset by an increase in accounts receivable.

     Net cash used in investing activities was $26,000 and $19,000 during the six months ended June 30, 2004 and June 30, 2003, respectively. In both periods, net cash was used in investing activities for equipment purchases.

     Net cash provided by financing activities was $296,000 during the six months ended June 30, 2004. There were no cash flows related to financing activities in the six months ended June 30, 2003. In the six months ended June 30, 2004, net cash provided by financing activities resulted primarily from exercises of stock options.

     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development and launch of new products such as our SuperSearch pay-per-click search engine, the expansion of our operations and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

     We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months. However, if unanticipated events occur, or if we have opportunities to issue equity or debt securities on favorable terms, we may elect to issue additional equity or debt securities or establish new credit facilities. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase, and we may be required to agree to operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

     The following summarizes our principal contractual commitments as of June 30, 2004 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$473	$887	—	—	—	—	$1,360
Purchase obligations	55	45	—	—	—	—	100

Total commitments	$528	$932	—	—	—	—	$1,460

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

     We have only a limited operating history for you to consider in evaluating our business. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. You must consider the risks, expenses and uncertainties which can materially affect the business of a young company like ours. These risks include uncertainty whether we will be able to:

•	increase awareness of the Travelzoo brand;

•	attract and retain additional travel companies to list their special offers with us;

•	attract additional Internet users to the Travelzoo Web site;

•	increase the functionality of our products and services;

•	maintain our current, and develop new, business relationships;

•	respond effectively to competitive pressures; and

•	continue to develop and upgrade our technology.

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

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web site; and

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

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

     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2004, we had 49 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

     We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. We also compete with search engines like Google and Overture that offer pay-per-click listings. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first six months of 2004, the sale prices of our common stock on the NASDAQ SmallCap Market ranged from $7.10 to $31.31 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

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

     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 87% of our outstanding shares with options to increase his percentage ownership to 89% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

     To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

•	user privacy;

•	anti-spam legislation;

•	consumer protection;

•	copyright, trademark and patent infringement;

•	pricing controls;

•	characteristics and quality of products and services;

•	sales and other taxes; and

•	other claims based on the nature and content of Internet materials.

Claims may be asserted against us relating to shares not issued in our recent merger.

     The merger of Travelzoo.com Corporation into the Company became effective on April 25, 2004. Stockholders of Travelzoo.com Corporation were allowed a period of two years following the effective date to receive shares of the Company. After April 25, 2004, two years following the effective date, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares which were issuable in the merger prior to the end of the two-year period. A total of 4,115,532 shares of the Company which had been reserved for issuance in the merger were not claimed.

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, among other reasons, in that the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional 4,115,532 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in the Company’s earnings per share, which could adversely affect the market price of the common stock.

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

Item 4. Controls and Procedures

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of June 30, 2004.

     During the quarter ended June 30, 2004, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders occurred on June 2, 2004, at which the following individuals were elected as directors: Ralph Bartel, David J. Ehrlich, Suzanna Mak, Donovan Neale-May, and Kelly M. Urso. The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors for the 2004 fiscal year.

     The stockholders voted as follows:

Proposals	For	Against	Withhold or Abstain
Election of Directors
Ralph Bartel	13,608,979	230	1,276
David J. Ehrlich	13,608,987	222	1,276
Suzanna Mak	13,608,969	242	1,274
Donovan Neale-May	13,608,987	228	1,270
Kelly M. Urso	13,608,977	228	1,280
Appointment of KPMG	13,608,047	234	2,204

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14,2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     On April 12, 2004, the Company furnished a current report on Form 8-K dated April 12, 2004 which announced the Company’s financial results for the three months ended March 31, 2004. A copy of the Company’s press release announcing the results was attached and incorporated therein by reference.

SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 12, 2004.

TRAVELZOO INC. (Registrant)
By:	/s/ RALPH BARTEL
Ralph Bartel
Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

By:	/s/ LISA SU
Lisa Su
Controller (Chief Accounting Officer)