Form 10-Q
period 2004-09-30
TRAVELZOO INC
filed 2004-11-16
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-50171

TRAVELZOO INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization) 590 Madison Avenue, 21st Floor,	Identification No.) 10022
New York, New York	(Zip Code)
(Address of principal executive offices)

     Registrant’s telephone number, including area code: (212) 521-4200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

     As of November 11, 2004, the registrant had outstanding 16,233,204 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,077,758	$3,521,637
Accounts receivable, less allowance for doubtful accounts of $164,478 and $71,459 as of September 30, 2004 and December 31, 2003, respectively	4,844,943	2,369,915
Deposits	20,280	97,086
Prepaid expenses and other current assets	285,950	131,618
Deferred income taxes	225,270	225,270

Total current assets	11,454,201	6,345,526
Deposits, less current portion	141,638	42,525
Deferred income taxes	27,552	27,552
Property and equipment, net	128,978	164,034
Intangible assets, net	100,071	146,793

Total assets	$11,852,440	$6,726,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,883	$223,627
Accrued expenses	1,739,404	1,328,537
Deferred revenue	176,892	22,312
Income tax payable	205,101	1,310,874

Total liabilities	2,429,280	2,885,350

Commitments and Contingencies
Stockholders’ equity:
Common stock	154,448	194,251
Additional paid-in capital	1,196,992	(116,078)
Retained earnings	8,071,720	3,762,907

Total stockholders’ equity	9,423,160	3,841,080

Total liabilities and stockholders’ equity	$11,852,440	$6,726,430

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$9,507,188	$4,785,427	$23,170,610	$12,790,363
Cost of revenues	183,542	93,645	528,977	257,814

Gross profit	9,323,646	4,691,782	22,641,633	12,532,549

Operating expenses:
Sales and marketing	4,338,518	2,525,638	11,462,392	6,744,080
General and administrative	1,437,017	1,115,144	3,653,119	3,074,947

Total operating expenses	5,775,535	3,640,782	15,115,511	9,819,027

Income from operations	3,548,111	1,051,000	7,526,122	2,713,522
Other income and expenses:
Interest income	9,090	3,187	20,868	8,324
Other expense	220,135	—	220,135	—

Total other income and expenses, net	211,045	3,187	199,267	8,324

Income before income taxes	3,337,066	1,054,187	7,326,855	2,721,846
Income taxes	1,371,250	437,581	3,018,042	1,124,230

Net income	$1,965,816	$616,606	$4,308,813	$1,597,616

Basic net income per share	$0.13	$0.03	$0.25	$0.08
Diluted net income per share	$0.11	$0.03	$0.23	$0.08
Shares used in computing basic net income per share	15,448,204	19,425,147	17,111,490	19,425,147
Shares used in computing diluted net income per share	17,292,962	20,521,014	18,561,924	20,508,073

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,308,813	$1,597,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,686	124,510
Provision for losses on accounts receivable	111,519	6,152
Loss on disposal of property and equipment	—	415
Tax benefit of stock option exercises	943,110	—
Changes in operating assets and liabilities:
Accounts receivable	(2,586,547)	(831,275)
Deposits	(22,307)	(47,194)
Prepaid expenses and other current assets	(154,332)	(62,480)
Accounts payable	84,256	(82,452)
Accrued expenses	410,867	726,467
Deferred revenue	154,580	42,405
Income tax payable	(1,105,773)	326,568

Net cash provided by operating activities	2,264,872	1,800,732

Cash flows from investing activities:
Purchases of property and equipment	(38,908)	(47,039)

Net cash used in investing activities	(38,908)	(47,039)

Cash flows from financing activities:
Issuance of common stock	295,767	—
Recovery of profit from purchase and sale of stock by employees	34,390	—

Net cash provided by financing activities	330,157	—

Net increase in cash and cash equivalents	2,556,121	1,753,693
Cash and cash equivalents at beginning of period	3,521,637	1,258,273

Cash and cash equivalents at end of period	$6,077,758	$3,011,966

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,180,705	$797,662

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

     Travelzoo is controlled by Ralph Bartel, who held approximately 83% of the outstanding shares as of November 11, 2004.

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

     The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future period, and the Company makes no representations related thereto.

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

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. As of September 30, 2004, there were 15,448,204 shares of common stock outstanding, and earnings per share calculations reflect the reduction of the number of shares reported as outstanding during the period.

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

     On October 15, 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying unaudited financial statements include a liability of $220,135 charged to other expenses during the three months ended September 30, 2004. The liability amount is based on management’s best estimate as of the reporting date of the minimum loss that is probable to be paid in the future as a result of this program. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

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

(2) Revenue Recognition

     Substantially all revenue consists of advertising sales. Advertising revenues are derived from the sale of advertising in the Company’s publications and in SuperSearch, a pay-per-click travel search engine.

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

     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment.

•	Collection is deemed reasonably assured. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection. Collection is deemed not reasonably assured when a client is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.

     During the three months ended September 30, 2004, the Company recognized no revenue on a cash-received basis. As of September 30, 2004, the Company deferred recognition of $57,000 of advertising delivered during the three months ended September 30, 2004 for which collectibility was not reasonably assured. Such revenue will be recognized in future periods when and if collected.

     Our standard payment terms are 30 days net. We invoice our clients monthly. Insertion orders that include fixed-fee advertising are invoiced on the first day of the month. Insertion orders that include variable-fee advertising are invoiced on the first business day following the end of the month. Our standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the advertiser shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The company believes that no significant obligations exist after the full delivery of advertising.

     Revenues for advertising sold to clients through agencies are reported at the net amount billed to the agency.

(3) Stock-based Compensation

     The Company did not provide any stock-based compensation in fiscal year 2003 or in the nine months ended September 30, 2004. In addition, all previously issued options vested prior to January 1, 2002 and therefore there are no applicable disclosures under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended.

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

     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic net income per share:
Net income	$1,965,816	$616,606	$4,308,813	$1,597,616
Weighted average common shares	15,448,204	19,425,147	17,111,490	19,425,147

Basic net income per share	$0.13	$0.03	$0.25	$0.08

Diluted net income per share:
Net income	$1,965,816	$616,606	$4,308,813	$1,597,616

Weighted average common shares	15,448,204	19,425,147	17,111,490	19,425,147
Effect of dilutive securities: stock options	1,844,758	1,095,867	1,450,434	1,082,926

Diluted weighted average common shares	17,292,962	20,521,014	18,561,924	20,508,073

Diluted net income per share	$0.11	$0.03	$0.23	$0.08

(5) Commitments and Contingencies

     The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on July 31, 2005, December 31, 2005, December 31, 2005 and December 31, 2005, respectively. The future minimum rental payments under these operating leases as of September 30, 2004, and December 31, 2003 total $1,242,606 and $827,638, respectively. The future lease payments consist of $255,123 of payments due in 2004 and $987,483 of payments due in 2005.

     As described in note 1, the Company has recorded a liability of $220,135 as of September 30, 2004 as its best estimate of the minimum loss that is probable to be paid as a result of the announced program to make cash payments to former stockholders of Travelzoo.com Corporation. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

(6) Significant Customer Information and Segment Reporting

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of September 30, 2004, the Company has one operating segment.

     Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable
	Nine Months Ended September 30,		September 30,	December 31,
Customer	2004	2003	2004	2003
A	10%	*	20%	*
B	*	12%	12%	14%
C	*	11%	13%	*

All of the above customers are located in the United States of America.

* Less than 10%

(7) Subsequent Events

     In October 2004, the Company completed a private placement offering of 750,000 newly-issued shares of common stock for gross proceeds of $30.0 million to a group of investors. The proceeds from the offering are intended to be used for general corporate purposes, including new product development and marketing expenditures, and potential acquisitions or strategic investments.

     In October 2004, the Company announced a program to make cash payments to former stockholders of Travelzoo.com Corporation. As a result, the Company recorded a liability of $220,135 as of September 30, 2004. See note 1 for further details.

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

     During the three months ended September 30, 2004, the Company recognized no revenue on a cash-received basis. As of September 30, 2004, the Company deferred recognition of $57,000 of advertising delivered during the three months ended September 30, 2004 for which collectibility was not reasonably assured. Such revenue will be recognized in future periods when and if collected.

     Our standard payment terms are 30 days net. We invoice our clients monthly. Insertion orders that include fixed-fee advertising are invoiced on the first day of the month. Insertion orders that include variable-fee advertising are invoiced on the first business day following the end of the month. Our standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the advertiser shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The company believes that no significant obligations exist after the full delivery of advertising.

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	2	2	2	2

Gross profit	98	98	98	98

Operating expenses:
Sales and marketing	46	53	49	53
General and administrative	15	23	16	24

Total operating expenses.	61	76	65	77
Income from operations	37	22	33	21
Other income and expenses, net	2	—	1	—
Income before income taxes	35	22	32	21
Income taxes	14	9	13	9

Net income	21%	13%	19%	12%

     For the nine months ended September 30, 2004, we reported pre-tax income of approximately $7.3 million. As of September 30, 2004, we had retained earnings of approximately $8.0 million. Pre-tax profitability increased to 31.6% of sales for the nine months ended September 30, 2004 from 21.3% for the same period last year. Pre-tax profitability increased because revenues grew faster than operating expenses.

Reach

     The following table sets forth the number of subscribers of each of our e-mail publications as of September 30, 2004 and 2003 and the total number of page views for selected sections of the Travelzoo Web site for the nine months ended September 30, 2004 and 2003. Management considers the Travelzoo homepage and the front pages of destination categories as indicators for the growth of site traffic. Management reviews these non-financial metrics for two reasons: first, to monitor the progress that the Company makes in increasing the reach of its publications, and second, to evaluate if the Company is able to convert higher reach into higher revenues.

	September 30,
			Year-over-Year
	2004	2003	Growth
Subscribers:
Travelzoo Top 20	7,752,000	5,510,000	41%
Newsflash	5,237,000	1,863,000	181%

	Nine Months Ended
	September 30,
			Year-over-Year
	2004	2003	Growth
Page views of selected sections of Travelzoo Web site:
Homepage	22,670,000	15,814,000	43%
Front pages of destination categories	42,672,000	29,976,000	42%

     Management believes that the increase in reach of its publications in the nine months ended September 30, 2004 was in line with its strategy and goals.

     The Company’s revenues for the nine months ended September 30, 2004 increased by 81% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 41%. Page views of selected sections of the Travelzoo Web site increased by 43% and 42% as shown in the table above. In the nine months ended September 30, 2003, 100% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. In the nine months ended September 30, 2004, 85% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. Management believes that the data for the nine months ended September 30, 2004 and 2003 indicate that the Company was able to generate higher revenues as reach increased.

Revenues

     Our total revenues increased to $9.5 million for the three months ended September 30, 2004 from $4.8 million for the three months ended September 30, 2003. Our total revenues increased to $23.0 million for the nine months ended September 30, 2004 from $12.8 million for the nine months ended September 30, 2003. This represents an increase of 81%. The increase was primarily due to an increase in the number of advertisers. Also contributing to the increase was an increase in our advertising rates on January 1, 2004.

     Management believes that our ability to increase revenues in the future depends mainly on three factors:

•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing advertisers; and

•	Our ability to increase the number of advertisers.

     We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we are able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically increased the number of advertisers in every year since inception. We do not know if we will be able to increase the number of advertisers in the future.

     Average annualized revenue per employee increased to $776,000 for the three months ended September 30, 2004 from $532,000 for the three months ended September 30, 2003.

Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues increased to $184,000 for the three months ended September 30, 2004 from $94,000 for the three months ended September 30, 2003. Our cost of revenues increased to $529,000 for the nine months ended September 30, 2004 from $258,000 for the nine months ended September 30, 2003. As a percentage of revenue, cost of revenues remained the same, 2%, for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $4.3 million for the three months ended September 30, 2004 from $2.5 million for the three months ended September 30, 2003. Sales and marketing expenses increased to $11.5 million for the nine months ended September 30, 2004 from $6.7 million for the nine months ended September 30, 2003. The increase in sales and marketing expenses was primarily due to increases of our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the nine months ended September 30, 2004 and 2003, advertising expenses accounted for 74% and 70%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was also due to an increase in headcount of our sales force.

     It’s our goal to increase our revenues from advertising sales. One important factor that drives our revenues are our advertising rates. We believe that we can increase our advertising rates only if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter. Therefore, we expect our sales and marketing expenses as a percentage of revenue to remain at the current level or increase from the current level. The main factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.

     General and Administrative

     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $1.4 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. General and administrative expenses increased to $3.7 million for the nine months ended September 30, 2004 from $3.1 million for the nine months ended September 30, 2003. The increase in general and administrative expenses was due mainly to an increase of office space to accommodate the increase in headcount. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.

Other Expenses

     In the three months ended September 30, 2004, the Company recorded a liability of $220,135 related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The liability amount is based on management’s best estimate as of the reporting date of the minimum loss that is probable to be paid in the future as a result of the program. Changes in management’s estimate, which is based on the number of estimated valid claims received and the Company’s stock price, will result in additional other income and expense in future periods.

Income Taxes

     For the three months ended September 30, 2004, we recorded an income tax provision of $1.4 million. For the three months ended September 30, 2003, we recorded an income tax provision of $438,000. For the nine months ended September 30, 2004, we recorded an income tax provision of $3.0 million. For the nine months ended September 30, 2003, we recorded an income tax provision of $1.1 million. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income. Our effective tax rate fluctuated in years prior to 2004 because merger expenses and stock offering costs reported as expenses in the consolidated financial statements were not deductible for tax purposes and thereby increased the effective tax rate for financial reporting purposes in those periods. The effective tax rate for interim periods in 2004 is based on the annual effective tax rate for 2004 of 41% which approximates U.S. federal and state statutory rates.

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

Liquidity and Capital Resources

     As of September 30, 2004, we had $6.1 million in cash and cash equivalents. Cash and cash equivalents increased from $3.5 million on December 31, 2003 primarily as a result of cash provided by operations as explained below. In October 2004, we completed the private placement sale of 750,000 shares of common stock for gross proceeds of $30.0 million. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.

     Net cash provided by operating activities in the nine months ended September 30, 2004 was $2.3 million. Net cash provided by operating activities in the nine months ended September 30, 2003 was $1.8 million. In the nine months ended September 30, 2004, net cash provided by operating activities resulted primarily from net income offset by an increase in accounts receivable and a decrease in income tax payable. Accounts receivable as a percentage of revenue increased primarily because of a larger portion of insertion orders which include variable-fee advertising, particularly advertising in our SuperSearch product. If revenues from SuperSearch continue to increase as a percentage of revenues, we expect the increase of accounts receivable as a percentage of revenue to continue. The decrease in income tax payable was primarily due to estimated payments on current federal and state income tax liabilities. In the nine months ended September 30, 2003, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses offset by an increase in accounts receivable.

     Net cash used in investing activities was $39,000 and $47,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively. In both periods, net cash was used in investing activities for equipment purchases.

     Net cash provided by financing activities was $330,000 during the nine months ended September 30, 2004. There were no cash flows related to financing activities in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, net cash provided by financing activities resulted primarily from exercises of stock options.

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

     The following summarizes our principal contractual commitments as of September 30, 2004 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$255	$987	—	—	—	—	$1,242
Purchase obligations	27	45	—	—	—	—	72

Total commitments	$282	$1,032	—	—	—	—	$1,314

     As of September 30, 2004, we have recorded a liability of $220,135 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

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

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web site;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	payments which we make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period.

     In addition, we plan to significantly increase our operating expenses related to advertising campaigns for Travelzoo and the expansion of our sales and production departments. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

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

     Two of our current clients have each represented a substantial portion of our business in the nine months ended September 30, 2004 and the year ended December 31, 2003. One client has accounted for as much as 11% of our revenue and another client has accounted for as much as 10% of our revenue in those periods. The loss of one client or both clients may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business.

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

     If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In October 2004, we completed the private placement sale of 750,000 shares of common stock for gross proceeds of $30.0 million.

Our business may be sensitive to recessions.

     The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the demand for online advertising from travel companies. The last recession decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. If the current economic recovery does not continue, our business and financial condition could be materially adversely affected.

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

     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2004, we had 49 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first six months of 2004, the sale prices of our common stock on the NASDAQ SmallCap Market ranged from $7.10 to $31.47 per share. Since our inclusion on the NASDAQ National Market in August 2004, the sale prices of our common stock on the NASDAQ National Market ranged from $30.06 to $105.23. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

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

     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 83% of our outstanding shares with options to increase his percentage ownership to 85% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

     In October 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period referred to above. In the three months ended September 30, 2004, the Company recorded a liability of $220,135 related to this program. The total future liability under this program is not reliably estimable because it will depend on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the amount of this liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

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

Item 4. Controls and Procedures

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2004.

     During the quarter ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On September 29, 2004, Travelzoo Inc. (the “Company”) entered into a Common Stock Purchase Agreement between the Company and various investors (the “Agreement”), pursuant to which the Company issued 750,000 shares of its Common Stock, par value $0.01, for a purchase price of $40.00 per share and received gross proceeds of $30,000,000, which the Company intends to use for general corporate purposes, including new product development and marketing expenditures, and potential acquisitions or strategic investments. The closing occurred on October 5, 2004 and a $1,800,000 commission was paid in connection with this sale. The Agreement provides that the Company will file a registration statement with the U.S. Securities and Exchange Commission within 30 days of the closing of the transactions contemplated by the Agreement, and requires that the Company use all reasonable efforts to cause the registration statement to become effective within 120 days of the closing.

     The issuance of the shares of Common Stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Each investor is an accredited investor under the Securities Act and the securities were sold without any general solicitation by the Company or its representatives.

Item 6. Exhibits

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

SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 15, 2004.

TRAVELZOO INC.
(Registrant)

By:	/s/ RALPH BARTEL
Ralph Bartel
Chairman of the Board, Chief Executive
Officer, and Chief Financial Officer

By:	/s/ LISA
Lisa Su
Controller (Chief Accounting Officer)