Form 10-K
period 2004-12-31
TRAVELZOO INC
filed 2005-03-31
CIK 1133311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, $0.01 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ SmallCap Market, was $57,538,253.

     The number of shares outstanding of the Registrant’s Common Stock as of March 28, 2005 was 16,250,479.

     Documents Incorporated by Reference

          Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in this Form
10-K in response to Part III, Items 5, 10, 11, 12, 13, and 14.

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

Item 1. Business

Overview

     Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company that publishes travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

     Our publications include the Travelzoo Web site, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.

     More than 300 companies purchase our advertising services, including American Airlines, ATA, Avis Rent-A-Car, British Airways, Carnival Cruise Lines, Liberty Travel, Delta Air Lines, Expedia, Fairmont Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Marriott Hotels, Caesars Entertainment, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Royal Caribbean, United Airlines, US Airways, and Vanguard Rent-A-Car.

     Our revenues are generated from advertising sales. Our revenues have grown rapidly since we began operations in 1998, primarily driven by an increasing number of travel companies listing their sales and specials on the Travelzoo Web site and in the Travelzoo Top 20 newsletter. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $33.7 million for the year ended December 31, 2004.

     Our principal business office is located at 590 Madison Avenue, 21st Floor, New York, New York 10022.

     Travelzoo is controlled by Ralph Bartel, who holds approximately 78% of the outstanding shares.

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

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. As of December 31, 2004, there were 16,233,204 shares of common stock outstanding, and earnings per share calculations reflect the reduction of the number of shares reported as outstanding during the period.

     In October 2004, the Company announced a program under which it will make cash payments to persons who establish that they were stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. See Note 2 to the accompanying consolidated financial statements.

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

     On August 18, 2004, Travelzoo became listed on the NASDAQ National Market under the symbol “TZOO.”

     In October 2004, the Company completed a private placement offering of 750,000 newly-issued shares of common stock for gross proceeds of $30.0 million to a group of investors. The proceeds from the offering are intended to be used for general corporate purposes, including new product development and marketing expenditures, and potential acquisitions or strategic investments.

Our Industry

     According to the Newspaper Association of America, travel companies spent $1.3 billion in 2004 on national advertising in newspapers (source: Business Analysis and Research, NAA, 2005). We believe that newspapers are currently the main medium for travel companies to advertise their offers.

     We believe that several factors are causing and will continue to cause travel companies to increase their spending on Internet advertising of offers:

     The Internet Is Consumers’ Preferred Information Source. Market research shows that the Internet has become consumers’ preferred information source for travel (source: Forrester Research, 2002).

     Benefits of Internet Advertising vs. Print Advertising. Internet advertising provides travel companies advantages compared to print advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “ — Benefits to Travel Companies.”

     New Advertising Opportunities. The Internet allows travel companies to advertise their sales and specials in a fast, flexible, and cost-effective manner that has not been possible before.

     Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers’ Web sites versus selling through travel agents. Internet advertising attracts consumers to suppliers’ Web sites.

Problems Travel Companies Face and Limitations of Newspaper Advertising

     We believe that travel companies often face the challenge of being able to effectively and quickly market and sell excess inventory (i.e. airline seats, hotel rooms, or cruise cabins that are likely to be unfilled). The success of marketing excess inventory can have a substantial impact on a travel company’s net income. Almost all costs of travel services are fixed. That is, the costs do not vary with sales. A relatively small amount of unsold inventory can have a significant impact on the profitability of a travel company.

     Our management believes that travel companies need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because travel services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the value of the travel service has become worthless is very short. The solution must be flexible, because the travel industry is dynamic and the demand for excess inventory is difficult to forecast. It is difficult for travel companies to price excess inventory and to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective because excess inventory is often sold at highly discounted prices, which lowers margins.

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

Our Products and Services

     We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of users. Our publications include the Travelzoo Web site, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. The Company also operates SuperSearch, a pay-per-click travel search engine. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

     As travel companies increasingly utilize the Internet to promote their offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows travel companies to add, update, and delete special offer listings on a real-time basis. Our software also provides travel companies with real-time performance tracking, enabling them to optimize their marketing campaigns.

     The following table presents an overview of our products:

		Publication		Advertiser	Consumer
Publication	Content	Schedule	Reach/Usage*	Benefits	Benefits
Travelzoo Web site	Web site listing thousands of outstanding sales and specials from approximately 340 travel companies	24/7	3.0 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

		Publication		Advertiser	Consumer
Publication	Content	Schedule	Reach/Usage*	Benefits	Benefits
Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week’s most outstanding deals from selected travel companies	Weekly	8.0 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel	Weekly access to 20 outstanding, handpicked deals chosen from among thousands
Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel offer	Within 2 hours of an offer being identified	4.7 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time
SuperSearch	Travel search engine using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	3.0 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by identifying the sites most likely to have great rates for a specific itinerary

     * For Travelzoo Web site, reach information is based on comScore Media Metrix, 3/2004. For Top 20, Newsflash, and SuperSearch, reach/usage information is based on internal Travelzoo statistics as of December 31, 2004.

     In 2004, the Travelzoo Web site and the Travelzoo Top 20 e-mail newsletter accounted for approximately 80% of our total revenues.

     In July 2004, we discontinued our Weekend.com e-mail newsletter.

Although we analyze the reach of each of our products with the goal of improving the quality for both Internet users and advertisers, we do not account for the cost of each product or the profitability of each product separately. We do not allocate resources based on the performance of each product. Our Chief Executive Officer, who is our chief operating decision maker, reviews the financial information and operating results prepared on a company-wide basis.

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

Benefits to Consumers

     Our Travelzoo Web site, our Travelzoo Top 20 newsletter, Newsflash, and our SuperSearch search engine provide consumers information on current special offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo Web site and our Travelzoo Top 20 e-mail newsletter aggregate information on current special offers from approximately 340 travel companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies to update their listings on a real-time basis.

•	Search tools. We provide consumers with the ability to search for specific special offers.

Growth Strategy

     Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize an online marketing program to promote our brand to Internet users. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brand within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertising Clients. We intend to continue to grow our advertising client base by expanding the size of our sales force. See “ — Sales and Marketing.”

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service.

•	Replicate Business Model in Foreign Markets. We believe that there is an opportunity to replicate our business model in selected foreign markets. We believe that there will be an additional market opportunity for us. In addition, we believe that we would strengthen our strategic position if we offered global advertising solutions to existing and new clients.

Clients

     As of December 31, 2004, our client base included approximately 340 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines	JetBlue Airways
Apple Vacations	Kimpton Hotels
ATA	Liberty Travel
Avis Rent A Car	Lufthansa
British Airways	Marriott Hotels
Budget Rent A Car	Pleasant Holidays
Caesars Entertainment	Royal Caribbean
Dollar Rent A Car	Spirit Airlines
Expedia	Starwood Hotels & Resorts Worldwide
Fairmont Hotels and Resorts	Travelocity.com
Funjet Vacations	United Airlines
Hawaiian Airlines	US Airways
Hilton Hotels	Virgin Atlantic

     For the year ended December 31, 2004, our largest client, Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 12% of our revenues. For the year ended December 31, 2003, our two largest clients accounted for 11% and 10% of our revenues, respectively. For the year ended December 31, 2002, our two largest clients accounted for 15% and 14% of our revenues, respectively. No other clients accounted for 10% or more of revenues in 2004, 2003, or 2002.

     We have written agreements with Click Here, Inc. Copies of the agreements are filed as exhibits to this Report. The agreements provide that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The agreements for 2004 were not cancelable by Click Here, Inc. The agreements for 2005 are cancelable by Click Here, Inc. upon 90 days’ written notice. The payment terms are net 60 days with no discount for early payment.

Sales and Marketing

     As of December 31, 2004, our direct sales force consisted of a Senior Vice President of Sales, a Vice President of Business Development, four advertising sales directors, and four advertising sales managers.

     We currently utilize an online marketing program to promote our brands to Internet users and acquire new subscribers for our e-mail products. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.

Technology

     We have designed our technology to serve a large volume of Web traffic and send a large volume of e-mails in an efficient and scaleable manner.

     We co-locate our production servers with SAVVIS, a global provider of hosting, network, and application services. SAVVIS’s facility includes features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with SAVVIS will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our Web site, our users are not required to download or upload large files from or to our Web site, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

     Our software is written using open standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft. We have standardized our hardware platform on HP servers and Cisco switches.

Competition

     We compete with large Internet portal sites, such as About.com, America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We also compete with search engines like Google or Overture that offer pay-per-click listings. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price and performance.

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

     Anti-Spam Legislation. In December 2003, the CAN-SPAM Act of 2003, a new federal anti-spam law, was enacted. This new law pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this new law will overall benefit our business as we do not use spam techniques or practices and will benefit now that others are prohibited from doing so.

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

Intellectual Property

     Our success depends to a significant degree upon the protection of our brand names, including Travelzoo and Travelzoo Top 20. If we were unable to protect the Travelzoo and Travelzoo Top 20 brand names, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property rights. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information.

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

Employees

     As of December 31, 2004, we had 49 employees, of whom 14 worked in sales, business development, and marketing, 23 in production, 3 in network operations and 9 were involved in finance, administration, and corporate operations. None of our employees is represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.

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

     In addition, we are required under U.S. Generally Accepted Accounting Principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant expense or charge to earnings in our financial statements in the period any impairment of intangible assets is determined.

We depend on one client for a substantial part of our revenues.

     In the fiscal year ended December 31, 2004, one client, Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 12% of our revenues. The loss of this client may result in a significant decrease in our revenues and results of operations, which could have a material adverse effect on our business. We have written agreements with Click Here, Inc. Copies of the agreements are filed as exhibits to this Report. The agreements provide that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The agreements for 2004 were not cancelable by Click Here, Inc. The agreements for 2005 are cancelable by Click Here, Inc. upon 90 days’ written notice. The payment terms are net 60 days with no discount for early payment.

Our business model is unproven and may not be adaptable to a changing market.

     Our current revenue model depends on advertising fees paid by travel companies. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.

     We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash flow generated from our operations and our retained earnings. However, these sources may not be sufficient to meet our needs. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

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

     Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our skilled employees, or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to hire and retain skilled personnel, our growth may be restricted, which could adversely affect our future success.

We may not be able to effectively manage our expanding operations.

     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2004, we had 49 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first eight months of 2004, the sale prices of our common stock on the NASDAQ SmallCap Market ranged from $7.10 to $34.98 per share. Since our inclusion on the NASDAQ National Market on August 18, 2004, the sale prices of our common stock on the NASDAQ National Market ranged from $30.06 to $110.62. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

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

     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary, is our largest stockholder, holding approximately 78% of our outstanding shares with options to increase his percentage ownership to 81% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

     The merger of Travelzoo.com Corporation into the Company became effective on April 25, 2002. Stockholders of Travelzoo.com Corporation were allowed a period of two years following the effective date to receive our shares. After April 25, 2004, two years following the effective date, we ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares which were issuable in the merger prior to the end of the two-year period. A total of 4,115,532 of our shares which had been reserved for issuance in the merger were not claimed.

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights, among other reasons, in that the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,115,532 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in the our earnings per share, which could adversely affect the market price of the common stock.

     On October 15, 2004, we announced a program under which we will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $1.2 million for these cash payments for the year ended December 31, 2004 of which $525,000 remains as a liability as of December 31, 2004. The liability is based on the number of actual requests received from former stockholders through December 31, 2004. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,103,000 shares had not submitted claims under the program as of December 31, 2004.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

     We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and

the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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

Item 2. Properties

     Our principal offices are located in approximately 4,000 square feet of office space in New York, New York under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2005. Our West Coast offices are located in approximately 3,000 square feet of office space in Mountain View, California under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2005. Our Chicago offices are located in approximately 2,000 square feet of office space under an operating lease with Regus Business Centre that expires on July 31, 2005. Our Miami offices are located in approximately 2,000 square feet of office space under an operating lease with Regus Business Centre that expires on December 31, 2005. We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.

Item 3. Legal Proceedings

     From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, as well as claims by former employees. We are not currently aware of any legal proceedings or claims pending or threatened that we believe will have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Since August 18, 2004, our common stock has been trading on the NASDAQ National Market under the symbol “TZOO.” From December 30, 2003 to August 17, 2004, our common stock was traded on the NASDAQ SmallCap Market under the symbol “TZOO.” From August 28, 2002 to December 29, 2003, our common stock was quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Bulletin Board and NASDAQ.

	High	Low
2004:
Fourth Quarter	$110.62	$49.88
Third Quarter	$76.58	$21.09
Second Quarter	$31.31	$7.61
First Quarter	$10.60	$7.10
2003:
Fourth Quarter	$10.25	$4.75
Third Quarter	$11.00	$3.50
Second Quarter	$6.50	$3.55
First Quarter	$5.00	$4.00

     On March 28, 2005, the last reported sales price of the common stock on the NASDAQ National Market was $42.80 per share.

Holders

     As of March 3, 2005, there were 129,279 holders of record of the common stock.

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

     We did not purchase any of our equity securities in 2004.

Equity Compensation Plan Information

     Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth under the caption “Equity Compensation Plan Information” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2004.

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands, except per share data)
Revenues	$33,679	$17,991	$9,848	$6,148	$3,950
Income from operations	11,033	3,739	1,422	885	750
Net income	6,037	2,050	853	364	362
Net income per share — basic	$0.36	$0.11	$0.04	$0.02	$0.02
Net income per share — diluted	$0.33	$0.10	$0.04	$0.02	$0.02
Shares used in per share calculation — basic	16,879	19,425	19,425	19,425	19,373
Shares used in per share calculation — diluted	18,475	20,527	19,896	19,425	19,467

Consolidated Balance Sheet Data:

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Cash and cash equivalents	$26,435	$3,522	$1,258	$610	$46
Working capital	40,027	3,460	1,340	425	186
Total assets	43,257	6,726	3,240	2,131	1,556
Long-term debt	—	—	—	—	—
Stockholder’s equity	$40,263	$3,841	$1,791	$938	$574

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

     Travelzoo Inc. is an Internet media company that publishes travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies. Our publications include the Travelzoo Web site, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 300 travel companies purchase our advertising services.

     Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail product, and in SuperSearch, a pay-per-click travel search engine. Prior to December 2003, we also generated revenues from banner advertising sales. Revenues are principally generated from the sale of advertising on our Travelzoo Web site and in our Travelzoo Top 20 newsletter. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Banner advertising rates are based on CPM rates (cost per thousand impressions). Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:

•	Growth of number of subscribers of the Company’s newsletters and page views of selected sections of the Travelzoo Web site;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Operating margin;

•	Revenue per employee as a measure of productivity.

Critical Accounting Policies

     We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, the allowance for doubtful accounts, recoverability of intangible assets, and liabilities to former stockholders. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

     We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider an insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is reasonably assured. We conduct a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection. Collection is deemed not reasonably assured when a client is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.

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

Intangible Assets

     As of December 31, 2004, our long-lived assets include intangible assets of $84,000. The intangible assets consist of two Internet domain names which we acquired in 2001: weekend.com and weekends.com. We evaluate the recoverability of our intangible assets in accordance with Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets, when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to intangible assets in 2004. Any impairment losses recorded in the future could have a material adverse impact on our results of operations.

Liability to Former Stockholders

     On October 15, 2004, we announced a program under which we will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses and a current accrued liability. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt.

Results of Operations

     The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2004, 2003 and 2002.

	Year Ended
	December 31,
	2004	2003	2002
Revenues	100%	100%	100%
Cost of revenues	2	2	4

Gross profit	98	98	96

Operating expenses:
Sales and marketing	47	53	58
General and administrative.	18	24	23
Merger expenses	—	—	1

Total operating expenses	65	77	82
Income from operations	33	21	14

	Year Ended
	December 31,
	2004	2003	2002
Interest income	—	—	—

Income before income taxes	33	21	14
Income taxes	15	10	5

Net income	18%	11%	9%

     For the year ended December 31, 2004, we reported income from operations of approximately $11.0 million. As of December 31, 2004, we had retained earnings of approximately $9.8 million. Our operating margin increased to 32.8% for the year ended December 31, 2004 from 20.8% in 2003. Our operating margin increased because revenues grew faster than operating expenses. Certain expenses such as office expense, salaries expense, network expense, and other fixed costs have increased at a slower rate than our revenues have.

     Although our operating margin increased in each of the last three years, we do not know if this trend will continue. Increased competition in our industry could force us to increase our marketing expenditures and could limit our ability to increase our advertising rates. Further, losses from our strategy to replicate our business model in selected foreign markets may have a material adverse impact on our results of operations.

Reach

     The following table sets forth the number of subscribers of each of our e-mail publications as of December 31, 2004 and 2003 and the total number of page views for selected sections of the Travelzoo Web site for the years ended December 31, 2004 and 2003. Management considers the Travelzoo homepage and the front pages of destination categories as indicators for the growth of our Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate if we are able to convert higher reach into higher revenues.

	Year Ended
	December 31,
	2004	2003	Year-over-Year Growth
Subscribers:
Travelzoo Top 20	8,028,000	6,148,000	+31%
Newsflash	4,676,000	2,658,000	+76%
Page views of selected sections of Travelzoo Web site:
Homepage	31,835,000	21,532,000	+48%
Front pages of destination categories	55,858,000	41,025,000	+36%

     Management believes that the increase in reach of its products in the year ended December 31, 2004 was in line with its strategy and goals.

     The Company’s revenues for the year ended December 31, 2004 increased by 87% from the previous year. In the year ended December 31, 2003, 100% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. In the year ended December 31, 2004, 80% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. The number of subscribers of the Travelzoo Top 20 newsletter increased by 31%. Page views of selected sections of the Travelzoo Web site increased by 48% and 36%. Management believes that the data for the years ended December 31, 2004 and 2003 indicate that the Company was able to generate higher revenues as reach increased.

Revenues

     Our total revenues increased to $33.7 million for the year ended December 31, 2004 from $18.0 million for the year ended December 31, 2003. This represents an increase of 87%. Total revenues for the year ended December 31, 2003 increased to $18.0 million from $9.8 million for the year ended December 31, 2002. This represents an increase of 83%.

     16% of our revenue growth in 2004 came from our new product, SuperSearch. The remaining 84% of revenue growth is attributable to an increase in our advertising rates and an increase in the number of clients and the volume of advertising sold. Approximately 25% of the revenue growth in 2004 is attributable to an increase in our advertising rates. Approximately 25% of the revenue growth in 2004 is related to an increase in our prices for advertising placements. Due to the increase in the reach of our publications, we increased the prices for advertising placements in 2004 on average by 22%. Approximately 59% of our revenue growth in 2004 is attributable to an increase in the number of clients and in an increase in volume of advertising sold to existing clients.

     Management believes that our ability to increase revenues in the future depends mainly on three factors:

•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients; and

•	Our ability to increase the number of clients.

     We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we are able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically increased the number of clients in every year since inception. We do not know if we will be able to increase the number of clients in the future.

     Average revenue per employee increased to $678,000 for the year ended December 31, 2004 and to $461,000 for the year ended December 31, 2003 from $379,000 for the year ended December 31, 2002.

Cost of Revenues

     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $695,000 for the year ended December 31, 2004 and to $399,000 for the year ended December 31, 2003 from $351,000 for the year ended December 31, 2002. As a percentage of revenue, cost of revenues was 2% for the years ended December 31, 2004 and December 31, 2003, and 4% for the year ended December 31, 2002. The decreases resulted primarily from an increase in revenues that outpaced the increase in our network operations costs. Cost of revenues did not increase at the same rate as our revenue growth because we did not need to increase our network operations staff significantly, and we did not have increases in fees for co-location services to support the increase in revenues.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $15.7 million for the year ended December 31, 2004 and to $9.6 million for the year ended December 31, 2003 from $5.7 million for the year ended December 31, 2002. The increase in sales and marketing expenses in both years was primarily due to increases of our advertising campaigns. The goal of our advertising campaigns was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the years ended December 31, 2004, 2003, and 2002, advertising expenses accounted for 75%, 71%, and 69% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising. The increase in sales and marketing expenses in the years ended December 31, 2004 and 2003 was also due to an increase of our sales force and our decision to hire more experienced sales personnel.

     Our goal is to increase our revenues from advertising sales. One important factor that drives our revenues are our advertising rates. We believe that we can increase our advertising rates only if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter. Therefore, we expect our sales and marketing expenses related to our business in the United States of America as a percentage of revenue to remain at the current level or increase from the current level. The main factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.

     If we replicate our business model in selected foreign markets, this could result in a significant additional increase in our sales and marketing expenses in the foreseeable future.

     General and Administrative

     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, payments made to former stockholders of Travelzoo.com Corporation, amortization of intangible assets and general office expense. General and administrative expenses increased to $6.2 million for the year ended December 31, 2004 and to $4.3 million for the year ended December 31, 2003 from $2.3 million for the year ended December 31, 2002. In 2004, general and administrative expenses increased primarily due to expenses of $1.2 million for cash payments made to former stockholders of Travelzoo.com Corporation and also due to increases in expenses for office space and legal and professional services. General and administrative expenses in 2003 include $328,000 of expenses paid by the Company for a secondary offering of common stock to meet the listing requirements of the NASDAQ SmallCap Market.

     We expect that we will incur significant expenses in 2005 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and on remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

     We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.

     If we replicate our business model in foreign markets, this could result in a significant additional increase in our general and administrative expenses.

     In the year ended December 31, 2004, the Company recorded expenses of $1.2 million related to a program under which we make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods.

     Merger Expenses

     Merger expenses consist of expenses relating to the registration statement and proxy statement filed with the SEC relating to the merger of Travelzoo.com Corporation into Travelzoo Inc. which was completed in 2002. As a result, merger expenses was $-0- for the years ended December 31, 2004 and 2003, and $55,000 for the year ended December 31, 2002. The expenses consisted mostly of fees for professional services, primarily legal and accounting.

Subscriber Acquisition

     The table set forth below provides for each quarter in 2002, 2003, and 2004, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service.

     The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2002	$0.93	254,140	(24,547)	1,614,130
Q2 2002	$0.95	590,266	(156,204)	2,048,192
Q3 2002	$1.01	740,656	(51,566)	2,737,282
Q4 2002	$1.31	799,958	(55,064)	3,482,176
Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(343,139)	8,145,737

     We have noted a general trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in Q3 2004 and Q4 2004 reflects the effect of new advertising campaigns which were tested at that time. We do not consider the decline in new subscriber costs in Q3 2004 and Q4 2004 to be necessarily indicative of a longer-term trend that our subscriber costs are likely to stay at this level or are likely to decline further.

     The operational impact of increased acquisition cost is higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our cost per new subscriber over the long term. The effect on operations is that greater absolute and relative marketing expenditure may be necessary to continue to grow the reach of our publications. It is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation. Thus we are not able to meaningfully predict the short-term quarterly trend in the cost of acquiring new subscribers.

Income Taxes

     For the year ended December 31, 2004, we recorded an income tax provision of $5.1 million. For the years ended December 31, 2003 and 2002, we recorded income tax provisions of $1.7 million and $573,000, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income. Our effective tax rate fluctuated in years prior to 2004 because merger expenses and stock offering costs reported as expenses in the consolidated financial statements were not deductible for tax purposes and thereby increased the effective tax rate for financial reporting purposes in those periods. The effective tax rate increased in 2004 because the expenses related to the program to make cash payments to former stockholders were treated as non tax deductible expenses for financial statement reporting purposes. The effective tax rates for 2004, 2003, and 2002 were 46%, 45%, and 40%, respectively. The effective tax rate in future periods will continue to fluctuate depending on the timing and amounts of expenses of payments to former stockholders.

     During the year ended December 31, 2004, the Company realized tax benefits of $1,931,924 upon the exercises of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

Liquidity and Capital Resources

     As of December 31, 2004, we had $36.4 million in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased from $3.5 million on December 31, 2003 primarily as a result of cash provided by operating activities and financing activities explained below. Cash and cash equivalents increased to $3.5 million on December 31, 2003 from $1.3 million on December 31, 2002 primarily as a result of cash provided by operations explained below. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs for at least the next 12 months.

     Net cash provided by operating activities in the year ended December 31, 2004 was $4.5 million. Net cash provided by operating activities in the year ended December 31, 2003 was $2.4 million. Net cash provided by operating activities in the year ended December 31, 2002 was $769,000. In the year ended December 31, 2004, net cash provided by operating activities resulted primarily from net income and a net increase in accrued expenses and tax benefit of stock options exercises offset by an increase in accounts receivable and a decrease in income tax payable. The tax benefit of stock options resulted from exercises during 2004 of stock options by directors. The increase in accounts receivable resulted from higher revenues during 2004 and greater days of sales outstanding relating to a higher mix of variable fee advertising, which has a longer collection period than fixed fee advertising because it is billed in arrears while fixed fee advertising is billed in advance. In the year ended December 31, 2003, net cash provided by operating activities resulted primarily from net income and a net increase in income tax payable and accrued expenses offset by an increase in accounts receivable. The increase in accounts receivable resulted from higher revenues during 2003. The increase in taxes payable was the result of higher income tax expense in 2003, and the increase in accrued liabilities was the result of higher operating expenses in 2003. In the year ended December 31, 2002, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable and accrued expenses offset by income tax payments and an increase in accounts receivable.

     Net cash used in investing activities was $10.1 million, $120,000 and $121,000 during the years ended December 31, 2004, 2003 and 2002, respectively. In all periods, net cash was used in investing activities for equipment purchases, except for 2004, which included $10.0 million for purchases of short-term investments.

     Net cash provided by financing activities was $28.5 million in the year ended December 31, 2004. The net cash provided in the year ended December 31, 2004 was due primarily from the proceeds from issuance of common stock in a private placement transaction and upon exercises of stock options by directors. There were no cash flows related to financing activities in the years ended December 31, 2003 and 2002.

     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of our advertising products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the cash payment program to former stockholders of Travelzoo.com Corporation, we have incurred expenses of $1.2 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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

     The following summarizes our principal contractual commitments as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$1,082	—	—	—	—	$1,082
Purchase obligations	46	—	—	—	—	46

Total commitments	$1,128	—	—	—	—	$1,128

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Note 1(k) to our consolidated financial statements reports the pro forma net income and net income per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock based compensation. Although there are no unvested stock-based compensation awards as of December 31, 2004, the Company may grant such instruments in the future. As a result, the adoption of SFAS No. 123R could have a significant adverse impact on the Company’s consolidated statement of operations and net income per share.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which superseded Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 also incorporated certain sections of the SEC’s Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers document. The adoption of SAB 104 did not have a material impact on Company’s consolidated financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has no outstanding debt, is not a party to any derivatives transactions, and does not have any other material liabilities or assets which are subject to risks relating to currency exchange rates and commodity price risks. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments and believe that our potential exposure to changes in market interest rates is not material.

Item 8. Consolidated Financial Statements

TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.

     We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California
January 22, 2005

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$26,434,989	$3,521,637
Short term investments	10,031,738	—
Accounts receivable, less allowance for doubtful accounts of $127,547 and $71,459 as of December 31, 2004 and December 31, 2003, respectively	5,327,279	2,369,915
Deposits	163,130	97,086
Prepaid expenses and other current assets	674,208	131,618
Deferred tax assets	390,895	225,270

Total current assets	43,022,239	6,345,526
Deposits, less current portion	—	42,525
Deferred tax assets, less current portion	43,237	27,552
Property and equipment, net	108,399	164,034
Intangible assets, net	83,563	146,793

Total assets	$43,257,438	$6,726,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$439,425	$223,627
Accrued expenses	2,464,269	1,328,537
Deferred revenue	91,137	22,312
Income tax payable	—	1,310,874

Total liabilities	2,994,831	2,885,350

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 16,233,204 shares outstanding as of December 31, 2004 and 19,425,147 shares reported as outstanding as of December 31, 2003	162,332	194,251
Additional paid-in capital	30,299,991	(116,078)
Retained earnings	9,800,284	3,762,907

Total stockholders’ equity	40,262,607	3,841,080

Total liabilities and stockholders’ equity	$43,257,438	$6,726,430

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues	$33,679,232	$17,991,241	$9,847,820
Cost of revenues	694,713	399,039	351,169

Gross profit	32,984,519	17,592,202	9,496,651

Operating expenses:
Sales and marketing	15,730,623	9,564,384	5,726,557
General and administrative	6,220,573	4,288,985	2,293,846
Merger expenses	—	—	54,538

Total operating expenses	21,951,196	13,853,369	8,074,941

Income from operations	11,033,323	3,738,833	1,421,710
Interest income	126,499	13,192	3,971

Income before income taxes	11,159,822	3,752,025	1,425,681
Income tax expense	5,122,445	1,701,899	572,610

Net income	$6,037,377	$2,050,126	$853,071

Net income per share:
Basic net income per share	$0.36	$0.11	$0.04

Diluted net income per share	$0.33	$0.10	$0.04

Shares used in computing basic net income per share	16,879,227	19,425,147	19,425,147

Shares used in computing diluted net income per share	18,474,775	20,526,951	19,896,353

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2001	19,425,147	194,251	(116,078)	859,710	937,883
Net income	—	—	—	853,071	853,071

Balances, December 31, 2002	19,425,147	194,251	(116,078)	1,712,781	1,790,954
Net income	—	—	—	2,050,126	2,050,126

Balances, December 31, 2003	19,425,147	$194,251	$(116,078)	$3,762,907	$3,841,080
Net income	—	—	—	6,037,377	6,037,377
Reduction of reported shares outstanding upon expiration of merger exchange period	(4,115,532)	(41,155)	41,155	—	—

Proceeds from exercises of options	173,589	1,736	369,031	—	370,767

Tax benefit of non-qualified stock options exercise	—	—	1,931,924		1,931,924
Recovery of profit from purchase and sale of stock by employees	—	—	34,390	—	34,390
Proceeds from issuance of common stock, net of related issuance costs	750,000	7,500	28,039,569	—	28,047,069

Balances, December 31, 2004	16,233,204	$162,332	$30,299,991	$9,800,284	$40,262,607

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$6,037,377	$2,050,126	$853,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,329	163,284	194,373
Deferred income taxes	(181,310)	(139,455)	(33,018)
Provision for losses on accounts receivable	121,088	15,534	14,571
Loss on disposal of property and equipment	—	415	—
Non-cash revenues	—	—	(3,410)
Tax benefit of stock option exercises	1,931,924	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,078,452)	(1,074,050)	(433,633)
Deposits	(23,519)	(52,349)	(54,754)
Prepaid expenses and other current assets	(542,590)	(16,709)	(96,730)
Accounts payable	215,798	(218,722)	266,998
Accrued expenses	1,135,732	780,857	263,362
Deferred revenue	68,825	3,133	5,295
Income tax payable	(1,310,874)	871,442	(207,025)

Net cash provided by operating activities	4,535,328	2,383,506	769,100

Cash flows from investing activities:
Purchases of property and equipment	(39,776)	(120,142)	(120,746)
Purchases of short-term investments	(10,031,738)	—	—
Purchases of intangible assets	(2,688)	—	—

Net cash used in investing activities	(10,074,202)	(120,142)	(120,746)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of related costs	28,047,069	—	—
Proceeds from stock option exercises	370,767	—	—
Recovery of profit from purchase and sale of stock by employees	34,390	—	—

Net cash provided by financing activities	28,452,226	—	—

Net increase in cash and cash equivalents	22,913,352	2,263,364	648,354
Cash and cash equivalents at beginning of year	3,521,637	1,258,273	609,919

Cash and cash equivalents at end of year	$26,434,989	$3,521,637	$1,258,273

Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds received	$4,682,705	$969,912	$812,653

Reduction in carry amounts of intangible asset and deferred revenue	$—	$—	$(69,427)

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(1) Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

     Travelzoo Inc. is an Internet media company that publishes sales and specials for hundreds of travel companies. The Company’s products include the Travelzoo Web Site, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail product, and the SuperSearch pay-per-click travel search engine.

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

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. As of December 31, 2004, there were 16,233,204 shares of common stock outstanding, and earnings per share calculations reflect the reduction of the number of shares reported as outstanding during the period.

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

(b) Revenue Recognition

     Substantially all revenue consists of advertising sales. Advertising revenues are derived from the sale of advertising on the

Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, and in SuperSearch.

     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers an insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. The Company conducts a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection. Collection is deemed not reasonably assured when a client is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.

     During the year ended December 31, 2004, the Company recognized $0 in revenue on a cash-received basis from the year ended December 31, 2003. As of December 31, 2004, the Company deferred recognition of $19,774 of advertising delivered during the year ended December 31, 2004 for which collectibility was not reasonably assured. Such revenue will be recognized in future periods when and if collected.

     The Company’s standard payment terms are 30 days net. The Company invoices its clients monthly. Insertion orders that include fixed-fee advertising are invoiced upon acceptance of the order and on the first day of each month included in the term of the insertion order. Insertion orders that include variable-fee advertising are invoiced at the end of the month. The Company’s standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the client shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The Company believes that no significant obligations exist after the full delivery of advertising.

     The Company had outsourced part of its advertising sales and production activities to DoubleClick, Inc. (“DoubleClick”). Under the terms of the agreement with DoubleClick, the Company received a portion of the revenue received by DoubleClick from clients for the display of advertising on the Travelzoo Web site. The Company recorded these revenues on a net basis. The gross revenue received by DoubleClick from advertising on the Travelzoo Web site was $-0-, $-0- and $82,939 for the years ended December 31, 2004, 2003, and 2002 respectively. The Company’s share of this income, which has been recorded as revenue, was $-0-, $-0- and $38,534 for the years ended December 31, 2004, 2003, and 2002 respectively. The agreement with DoubleClick was canceled as of August 23, 2002.

     Revenues for advertising sold to clients through agencies are reported at the net amount billed to the agency.

(c) Net Income Per Share

     Net income per share has been calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for the period, including shares reserved for issuance to former stockholders of Travelzoo.com Corporation reported as outstanding prior to April 25, 2004. Diluted net income per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

     The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2004	2003	2002
Basic net income per share:
Net income	$6,037,377	$2,050,126	$853,071

Weighted average common shares	16,879,227	19,425,147	19,425,147

Basic net income per share	$0.36	$0.11	$0.04

Diluted net income per share:
Net income	$6,037,377	$2,050,126	$853,071

Weighted average common shares	16,879,227	19,425,147	19,425,147
Effect of dilutive securities – stock options	1,595,548	1,101,804	471,206

Weighted average common and potential common shares	18,474,775	20,526,951	19,896,353

Diluted net income per share	$0.33	$0.10	$0.04

(d) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(e) Property and Equipment

     Property and equipment consisted of the following:

	December 31,
	2004	2003
Computer hardware and software	$323,746	$316,837
Office equipment	226,587	193,722

	550,333	510,559
Less accumulated depreciation	441,934	346,525

Total	$108,399	$164,034

     Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 years for property and equipment.

(f) Intangible Assets

     Intangible assets consist of the following:

	December 31,
	2004	2003
Acquired amortized intangible assets:
Internet domain names	$347,547	$344,857
Less accumulated amortization	263,984	198,064

Total	$83,563	$146,793

     Amortization expense was $65,920, $65,500 and $78,518 for the years ended December 31, 2004, 2003 and 2002, respectively.

     In October 2001, the Company completed the acquisition of the weekends.com domain name. As consideration for the purchase, the Company paid the seller $125,000 and agreed to provide a minimum number of clicks to the seller’s other Web sites through advertising placed on the Travelzoo Web site. The fair value of the advertising services of $89,286 was determined based on the cash price of similar advertising services and recorded as deferred revenue. The revenue was recognized as the clicks were delivered. During the years ended December 31, 2002, $3,410 of revenue related to this arrangement was recognized. The agreement with the seller to provide advertising services expired on September 30, 2002. As such, $69,427 of advertising was not delivered and the carrying amounts of the intangible asset and related deferred revenue were reduced accordingly.

     Future amortization expense related to intangible assets at December 31, 2004 is as follows:

Year ended December 31,
2005	$62,705
2006	19,663
2007	538
2008	538
2009	119

$83,563

(g) Cash Equivalents and Short-Term Investments

     Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase. As of December 31, 2004 and 2003, cash equivalents are comprised of $25,117,452 and $2,540,395, respectively, held in money market accounts.

     Short-term investments consist of highly liquid investments with remaining maturities of greater than three months on date of purchase and less than one year as of December 31, 2004. Short-term investments as of December 31, 2004 comprise of treasury bonds in the amount of $10,031,738, which are classified as held-to-maturity and carried at amortized cost, which approximated the fair value of these investments due to their short maturities. There were no material unrealized losses as of December 31, 2004.

(h) Advertising Costs

     Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $11,770,246, $6,745,769 and $3,960,464 for the years ended December 31, 2004, 2003, and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002, $-0-, $429,296 and $546,214, respectively, of advertising services were purchased from the Company’s clients under non-barter arrangements.

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

(j) Impairment of Long-Lived Assets

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

(k) Stock-Based Compensation

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

	Year Ended December 31,
	2004	2003	2002
Net income as reported	$6,037,377	$2,050,126	$853,071
Add back: Stock-based compensation included in determination of net income	—	—	—
Deduct: Stock-based compensation determined under the fair-value based method	—	—	(1,908)

Pro-forma net income as if the fair value based method had been applied to all awards	$6,037,377	$2,050,126	$851,163

Pro-forma basic net income per share as if the fair value based method had been applied to all awards	$0.36	$0.11	$0.04

Pro-forma diluted net income per share as if the fair value based method had been applied to all awards	$0.33	$0.10	$0.04

     The fair value of options granted was calculated as of the grant date using the Black-Scholes method with the following assumptions:

	2004	2003	2002
Numbers of options granted	—	—	33,589
Grant date fair value of options	—	—	$0.06
Grant date fair value of the common stock	—	—	$0.56
Expected life of the option (in years)	—	—	5
Annual volatility	—	—	51%
Risk-free interest rates	—	—	4.5%
Dividend Rate	—	—	—

(l) Web Site Development Costs

     The Company accounts for Web site development costs in accordance with EITF Issue No. 00-02, Accounting for Website Development Costs. Internal Web site development costs that qualify for capitalization have been immaterial for the years ended December 31, 2004, 2003 and 2002.

(m) Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Note 1(k) to the Company’s consolidated financial statements reports the pro forma net income and net income per share amounts, for 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock based compensation. Although there are no unvested stock-based compensation awards as of December 31, 2004, the Company may grant such instruments in the future. As a result, the adoption of SFAS No. 123R could have a significant adverse impact on the Company’s consolidated statement of operations and net income per share.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which superseded Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 also incorporated certain sections of the SEC’s Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers document. The adoption of SAB 104 did not have a material impact on Company’s consolidated financial position, results of operations, or cash flows.

(2) Commitments and Contingencies

     The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on July 31, 2005, December 31, 2005, December 31, 2005 and December 31, 2005 respectively. The future minimum rental payments under these operating leases as of December 31, 2004, total $1,082,054 for 2005. Rent expense was $1,132,516, $885,816 and $471,766 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

     On October 15, 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $1.2 million for these cash payments for the year ended December 31, 2004 of which $525,000 remains as a liability as of December 31, 2004. The liability is based on the number of actual requests received from former stockholders through the reporting date. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,103,000 shares had not submitted claims under the program as of December 31, 2004.

(3) Allowance for Doubtful Accounts and Accrued Expenses

     The details of changes to the allowance for doubtful accounts are as follows:

Balance at December 31, 2001	$55,228
Additions — charged to costs and expenses, net	14,571
Deductions — write-offs	(13,874)

Balance at December 31, 2002	55,925
Additions — charged to costs and expenses, net	15,534

Balance at December 31, 2003	71,459
Additions — charged to costs and expenses, net	121,088
Deductions — write-offs	(65,000)

Balance at December 31, 2004	$127,547

The details of accrued expenses as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Liability to former stockholders	$525,467	$—
Accrued compensation	104,592	81,705
Accrued advertising	1,460,127	1,083,493
Accrued professional services	146,904	112,295
Other accrued expenses	227,179	51,045

Total accrued expenses	$2,464,269	$1,328,537

(4) Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the last table of this footnote.

	Current	Deferred	Total
2004:
Federal	$4,116,617	$(348,285)	$3,768,332
State	1,367,429	(13,316)	1,354,113

	$5,484,046	$(361,601)	$5,122,445

2003:
Federal	$1,342,087	$(127,594)	$1,214,493
State	499,267	(11,861)	487,406

	$1,841,354	$(139,455)	$1,701,899

2002:
Federal	$453,851	$(26,836)	$427,015
State	151,777	(6,182)	145,595

	$605,628	$(33,018)	$572,610

     During 2004, an income tax benefit of $1,931,924 was recorded in stockholders’ equity for the tax benefit of stock options exercises.

     Income tax expense for the years ended December 31, 2004, 2003, and 2002, differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	2004	2003	2002
Federal tax at statutory rates	$3,794,340	$1,275,097	$485,714
State taxes, net of federal income tax benefit	893,714	321,688	96,093
Non-deductible expenses and other	434,391	105,114	(9,197)

Total income tax expense	$5,122,445	$1,701,899	$572,610

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2004, and 2003, are as follows:

	2004	2003
Deferred tax assets:
Accruals and allowances	$126,597	$55,519
State income taxes	250,362	169,751
Intangible assets	75,987	57,674
Gross deferred tax assets	$452,946	$282,944

Deferred tax liabilities:
State income taxes	$–	$(9,409)
Property and equipment	(18,814)	(20,713)

Gross deferred tax liabilities	(18,814)	(30,122)
Net deferred tax assets	$434,132	$252,822

     No valuation allowance has been recorded for the deferred tax assets because management believes that the Company is more likely than not to generate sufficient future taxable income to realize the related tax benefits.

(5) Stockholders’ Equity

     As of December 31, 2004 the authorized capital stock of Travelzoo Inc. comprised 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2004, there were 16,233,204 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.

     As described in note 1(a), as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00, are outstanding as of December 31, 2004, and expire in January 2011.

     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. As of December 31, 2004, 60,000 options remain outstanding. 150,000 of these options were exercised during the year ended December 31, 2004.

     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were forfeited upon the resignation of a director. All other options are vested as of December 31, 2004. The options expire in March 2012. As of December 31, 2004, 10,000 options remain outstanding. 23,589 of these options were exercised during the year ended December 31, 2004.

     The following table presents the activity related to stock options granted by the Company for the years ended December 31, 2002, 2003, and 2004.

	Year Ended December 31,
	2004	2003	2002
Outstanding at beginning of year	2,401,938	2,401,938	2,368,349
Granted	—	—	35,000
Exercised	(173,589)	—	—
Cancelled	—	—	(1,411)

Outstanding at end of year	2,228,349	2,401,938	2,401,938
Exercisable at end of year	2,228,349	2,401,938	2,401,938
Weighted-average fair value of options granted during the year	—	—	$0.06

     The following table summarizes information about stock options outstanding as of December 31, 2004:

	Shares	Weighted-Average
	Outstanding and	Remaining	Weighted-Average
Exercise Price	Exercisable	Contractual Life	Exercise Price
$1.00	2,158,349	7.08 years	$1.00
$2.00	60,000	7.83 years	2.00
$3.00	10,000	8.25 years	3.00

	2,228,349	7.11 years	1.04

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

(6) Significant Customer Information and Segment Reporting

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of December 31, 2004, the Company had one operating segment: online advertising.

     Significant customer information is as follows:

				Percent of
	Percentage of			Accounts
	Total Revenue			Receivable
	Year Ended December 31,			December 31,
Customer	2004	2003	2002	2004	2003
A	12%	*	*	19%	*
B	*	10%	15%	13%	14%
C	*	11%	14%	11%	*

     All of the above customers are located in the United States of America.

*	Less than 10%

     All sales during the years ended December 31, 2004, 2003, and 2002 were made in the United States of America. All tangible assets as of December 31, 2004 and 2003 were located in the United States of America.

(7) Unaudited Quarterly Information

     The following represents unaudited quarterly financial data for 2004 and 2003.

	Quarters Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2004	2004	2004	2004	2003	2003	2003	2003
	(In thousands)
Revenues	$10,509	$9,507	$7,201	$6,462	$5,201	$4,785	$4,291	$3,714
Cost of revenues	166	183	166	179	141	93	81	83

Gross profit	10,343	9,324	7,035	6,283	5,060	4,692	4,210	3,631
Operating expenses:
Sales and marketing	4,268	4,339	3,667	3,457	2,821	2,526	2,295	1,924
General and administrative.	2,348	1,657	1,101	1,115	1,214	1,115	903	1,057
Merger expenses	—	—	—	—	—	—	—	—

Total operating expenses	6,616	5,996	4,768	4,572	4,035	3,641	3,198	2,981
Income from operations	3,727	3,328	2,267	1711	1,025	1,051	1,012	650
Interest income	106	9	6	5	5	3	3	2

Income before income taxes	3,833	3,337	2,274	1,716	1,030	1,054	1,015	652
Income tax expense	2,104	1,371	940	707	577	437	419	267

Net income	$1,729	$1,966	$1,334	$1,009	$453	$617	$596	$385

Basic net income per share	$.11	$.13	$.08	$.05	$.03	$.03	$.03	$.02

Diluted net income per share	$.09	$.11	$.08	$.05	$.02	$.03	$.03	$.02

The quarterly data presented above for the three months ended September 30, 2004 reflects a reclassification to general and administrative expenses of $220,000 of expenses previously reported as other non-operating expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of December 31, 2004.

     During the quarter ended December 31, 2004, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item is incorporated by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2004.

     The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 21, 2005.

Name	Age	Position
Ralph Bartel, Ph.D.	39	President, Chief Executive Officer, and Chief Financial Officer
Holger Bartel, Ph.D.	38	Executive Vice President
Kelly N. Ford	37	Vice President of Marketing
Steven M. Ledwith	47	Chief Technology Officer
Lisa Su	29	Controller (Chief Accounting Officer)
Shirley Tafoya	41	Senior Vice President of Sales

     Ralph Bartel founded Travelzoo in May 1998 and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since inception. Prior to his founding of Travelzoo, from 1996 to 1997, Mr. Bartel served as Managing Assistant at Gruner + Jahr AG, the magazine division of Bertelsmann AG. Mr. Bartel holds a Ph.D. in Communications from the University of Mainz, Germany, a Ph.D. in Economics from the University of St. Gallen, Switzerland, an MBA in Finance and Accounting from the University of St. Gallen, Switzerland, and a Master’s degree in Journalism from the University of Eichstaett, Germany.

     Holger Bartel has served as Executive Vice President since September 1999. From 1995 to 1998, Mr. Bartel worked as an Engagement Manager at McKinsey & Company in Los Angeles. From 1992 to 1994, Mr. Bartel was a research fellow at Harvard Business School. Mr. Bartel holds an MBA in Finance and Accounting and a Ph.D. in Economics from the University of St. Gallen, Switzerland. He is the brother of Ralph Bartel.

     Kelly N. Ford has served as Vice President of Marketing since December 2002. From February 2001 to December 2002, Mr. Ford worked as Director of Media Strategy and Development at America Online Inc. From January 2000 to November 2000, Mr. Ford worked as Vice President of Marketing at ISalvage.com, Inc. From 1992 to 2000, Mr. Ford worked at Campbell Soup Company as Marketing Director. Mr. Ford holds a bachelor’s degree in Electrical Engineering with Computer Science Specialty from Stanford University and an MBA from INSEAD.

     Steven M. Ledwith has served as our Chief Technology Officer since January 2000. From January 1998 to January 2000, Mr. Ledwith worked as Senior Mechanical Engineer at Radix Technologies, Inc. Mr. Ledwith holds a bachelor’s degree in Thermomechanical Engineering from University of Illinois at Chicago Circle.

     Lisa Su has served as Controller (Chief Accounting Officer) since October 1, 2000. From April 1999 to September 2000, Ms. Su was a Treasury Accountant for Webvan Group, Inc. Ms. Su holds a bachelor’s degree in economics/accounting from Claremont McKenna College and an MBA in Finance from California State University, Hayward.

     Shirley Tafoya has served as Senior Vice President of Sales since May 2001. From August 1999 to March 2001, Ms. Tafoya worked as Director of Western Sales at Walt Disney Internet Group. From 1998 to 1999, Ms. Tafoya worked as Sales Manager at IDG/ International Data Group. From 1994 to 1998, Ms. Tafoya worked as Director, Global Accounts, at CMP Media. Ms. Tafoya holds a bachelor’s degree in Business Administration from Notre Dame de Namur University.

Item 11. Executive Compensation

     Information regarding executive compensation is incorporated by reference to the information set forth under “Executive Compensation” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Stock Ownership by Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

     Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following documents are filed as part of this report:

          (1) Our Consolidated Financial Statements are included in Part II, Item 8:

               Report of Independent Registered Public Accounting Firm

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

(3) Exhibits:

     See attached Exhibit Index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

Date: March 30, 2005

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RALPH BARTEL	Chairman of the Board, Chief	March 30, 2005
Executive Officer, and Chief
Ralph Bartel	Financial Officer

/s/ LISA SU	Controller (Chief Accounting	March 30, 2005
Officer)
Lisa Su

/s/ DAVID J. EHRLICH
	Director	March 31, 2005
David J. Ehrlich

/s/ SUZANNA MAK
	Director	March 29, 2005
Suzanna Mak

/s/ DONOVAN NEALE-MAY
	Director	March 31, 2005
Donovan Neale-May

/s/ KELLY M. URSO
	Director	March 29, 2005
Kelly M. Urso

EXHIBIT INDEX

Exhibit
Number		Description
3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1	—
Employment Agreement, dated as of April 1, 2000, between Silicon Channels Corporation and Ralph Bartel (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)*

10.2	—
Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)*

10.5	—
Form of Director and Officer Indemnification Agreement (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.6	—	Agreement with Click Here, Inc. dated January 28, 2005

10.7	—	Agreement with Click Here, Inc. dated November 11, 2004

10.8	—	Agreement with Click Here, Inc. dated July 1, 2004

10.9	—	Agreement with Click Here, Inc. dated January 21, 2005

21.1	—	Subsidiaries of Travelzoo Inc. **

23.1	—	Consent of Independent Registered Public Accounting Firm**

24.1	—	Power of Attorney (included on signature page)

31.1	—	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended**

32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.