Form 10-Q
period 2005-03-31
TRAVELZOO INC
filed 2005-05-13
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-50171

TRAVELZOO INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor, New York, New York	10022 (Zip Code)
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

      As of May 10, 2005, the registrant had outstanding 16,250,479 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,514,706	$26,434,989
Short term investments	10,088,326	10,031,738
Accounts receivable, less allowance for doubtful accounts of $143,129 and $127,547 as of March 31, 2005 and December 31, 2004, respectively	6,475,738	5,327,279
Deposits	160,672	163,130
Prepaid expenses and other current assets	348,886	674,208
Deferred income taxes	370,559	390,895

Total current assets	46,958,887	43,022,239
Deposits, less current portion	14,700	—
Deferred income taxes	43,237	43,237
Property and equipment, net	122,490	108,399
Intangible assets, net	67,053	83,563

Total assets	$47,206,367	$43,257,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728,749	$439,425
Accrued expenses	2,686,690	2,464,269
Deferred revenue	152,567	91,137
Income tax payable	1,236,448	—

Total liabilities	4,804,454	2,994,831

Commitments and Contingencies
Stockholders’ equity:
Common stock	162,505	162,332
Additional paid-in capital	30,606,705	30,299,991
Retained earnings	11,632,703	9,800,284

Total stockholders’ equity	42,401,913	40,262,607

Total liabilities and stockholders’ equity	$47,206,367	$43,257,438

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$11,228,420	$6,462,233
Cost of revenues	179,278	179,343

Gross profit	11,049,142	6,282,890

Operating expenses:
Sales and marketing	5,029,719	3,457,309
General and administrative	2,608,007	1,114,986

Total operating expenses	7,637,726	4,572,295

Income from operations	3,411,416	1,710,595
Interest income	159,854	5,482

Income before income taxes	3,571,270	1,716,077
Income taxes	1,738,851	706,971

Net income	$1,832,419	$1,009,106

Basic net income per share	$0.11	$0.05
Diluted net income per share	$0.10	$0.05
Shares used in computing basic net income per share	16,232,862	19,425,147

Shares used in computing diluted net income per share	18,132,083	20,648,342

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,832,419	$1,009,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,741	39,853
Deferred income taxes	20,336	—
Provision for losses on accounts receivable	27,582	74,703
Tax benefit of stock option exercises	396,067	—
Accrued interest income from short-term investments	(56,588)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,176,041)	(1,026,390)
Deposits	(12,242)	(4,000)
Prepaid expenses and other current assets	325,321	(44,730)
Accounts payable	289,324	517,211
Accrued expenses	222,422	(167,475)
Deferred revenue	61,430	52,394
Income tax payable	1,236,448	(538,734)

Net cash provided by (used in) operating activities	3,211,219	(88,062)

Cash flows from investing activities:
Purchases of property and equipment	(42,322)	(9,410)

Net cash used in investing activities	(42,322)	(9,410)

Cash flows from financing activities:
Issuance costs incurred in connection with 2004 issuance of common stock	(123,730)	—
Proceeds from stock option exercises	34,550	—

Net cash used in financing activities	(89,180)	—

Net increase (decrease) in cash and cash equivalents	3,079,717	(97,472)
Cash and cash equivalents at beginning of period	26,434,989	3,521,637

Cash and cash equivalents at end of period	$29,514,706	$3,424,165

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$86,000	$1,245,705

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The Company and Basis of Presentation

      Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. The Company’s publications include the Travelzoo Web site (www.travelzoo.com), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.

      Travelzoo is controlled by Ralph Bartel, who held approximately 78% of the outstanding shares as of April 25, 2005.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2004, included in the Company’s Form 10-K filed with the SEC on March 31, 2005.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future period, and the Company makes no representations related thereto.

      The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Mr. Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 stockholders (“Netsurfer stockholders”) for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo Web site. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.

      During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. As of March 31, 2005, there were 16,250,479 shares of common stock outstanding, and earnings per share calculations reflect the reduction of the number of shares reported as outstanding during the period.

      It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,087,000 shares of common stock for no additional payment.

      On October 15, 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $984,000 for these cash payments for the three months ended March 31, 2005 of which $162,000 remains as a liability as of March 31, 2005. The liability is based on the number of actual requests received from former stockholders through March 31, 2005. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,087,000 shares had not submitted claims under the program as of March 31, 2005.

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

(2) Revenue Recognition

      All revenue consists of advertising sales. Advertising revenues are derived from the sale of advertising on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, and in SuperSearch .

      The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

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

      The Company’s standard payment terms are 30 days net. Insertion orders that include fixed-fee advertising are invoiced upon acceptance of the order and on the first day of each month over the term of the insertion order, with the exception of Travelzoo Top 20 or Newsflash listings, which are invoiced upon delivery. Insertion orders that include variable-fee advertising are invoiced at the end of the month. The Company’s standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the client shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The Company believes that no significant obligations exist after the full delivery of advertising.

      Revenues from advertising sold to clients through agencies are reported at the net amount billed to the agency.

(3) Stock-based Compensation

      The Company did not provide any stock-based compensation in fiscal years 2003 and 2004 or in the three months ended March 31, 2005. In addition, all previously issued options vested prior to January 1, 2002 and therefore there are no applicable disclosures under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended.

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

      The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31
	2005	2004
Basic net income per share:
Net income	$1,832,419	$1,009,106
Weighted average common shares	16,232,862	19,425,147

Basic net income per share	$0.11	$0.05

Diluted net income per share:
Net income	$1,832,419	$1,009,106

Weighted average common shares	16,232,862	19,425,147
Effect of dilutive securities: stock options	1,899,221	1,223,195

Diluted weighted average common shares	18,132,083	20,648,342

Diluted net income per share	$0.10	$0.05

(5) Commitments and Contingencies

      The Company leases office space in Chicago, Miami, Mountain View (California), and New York, under operating leases which expire on December 31, 2005, December 31, 2006, December 31, 2005 and December 31, 2005, respectively. The future minimum rental payments under these operating leases as of March 31, 2005 and December 31, 2004 total $932,000 and $1,082,000, respectively. The future lease payments consist of $822,000 of payments due in 2005 and $110,000 of payments due in 2006.

      It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,087,000 shares of common stock for no additional payment.

      On October 15, 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $984,000 for these cash payments for the three months ended March 31, 2005 of which $162,000 remains as a liability as of March 31, 2005. The liability is based on the number of actual requests received from former stockholders through the reporting date. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,087,000 shares had not submitted claims under the program.

(6) Significant Customer Information and Segment Reporting

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of March 31, 2005, the Company had one operating segment, online advertising.

      Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2005	2004	2005	2004
A	18%	*	21%	19%
B	*	*	*	13%
C	12%	*	14%	11%

All of the above customers are located in the United States of America.

* Less than 10%

(7) Recent Accounting Pronouncements

      In March 2004, the Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary “ impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements were effective for annual periods ended after June 15, 2004 and have been adopted by the Company.

      In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although there are no unvested stock-based compensation awards as of March 31, 2005, the Company may grant such instruments in the future. As a result, the adoption of SFAS No. 123R could have a significant adverse impact on the Company’s consolidated statement of operations and net income per share.

(8) Subsequent Events

      On April 12, 2005, the Company announced in a press release the opening of an office in London. On May 4, 2005, the Company incorporated Travelzoo UK Limited as a private limited company in the United Kingdom. Travelzoo UK Limited will operate as a wholly-owned subsidiary of Travelzoo Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (SEC) filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements.

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

      Our publications include the Travelzoo Web site (www.travelzoo.com), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine. More than 300 travel companies purchase our advertising services.

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

      When evaluating the operating performance of the Company, management focuses on the following financial and non-financial indicators:

•	Growth of number of subscribers of the Company’s newsletters and page views of selected sections of the Travelzoo Web site;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Operating margin;

•	Revenue per employee as a measure of productivity.

Critical Accounting Policies

      We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, the allowance for doubtful accounts, and liabilities to former stockholders. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

      We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

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

Results of Operations

      The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
Revenues	100%	100%
Cost of revenues	2	3

Gross profit	98	97

Operating expenses:
Sales and marketing	45	54
General and administrative	23	17

Total operating expenses.	68	71

Income from operations	30	26
Other income and expenses, net	2	—

Income before income taxes	32	27
Income taxes	16	11

Net income	16%	16%

      For the three months ended March 31, 2005, we reported income from operations of approximately $3.4 million. As of March 31, 2005, we had retained earnings of approximately $11.6 million. Our operating margin increased to 30.4% of sales for the three months ended March 31, 2005 from 26.5% for the same period last year. Our operating margin increased because revenues grew faster than operating expenses. Certain expenses such as office expense, salaries expense, network expense, and other fixed costs have increased at a slower rate than our revenues have.

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

Reach

      The following table sets forth the number of subscribers of each of our e-mail publications as of March 31, 2005 and 2004 and the total number of page views for selected sections of the Travelzoo Web site for the three months ended March 31, 2005 and 2004. Management considers the Travelzoo homepage and the front pages of destination categories as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate if we are able to convert higher reach into higher revenues.

	March 31,
			Year-over-Year
	2005	2004	Growth
Subscribers:
Travelzoo Top 20	8,200,000	6,855,000	19%
Newsflash	4,926,000	3,503,000	41%

	Three Months Ended
	March 31,
			Year-over-Year
	2005	2004	Growth
Page views of selected sections of Travelzoo Web site:
Homepage	10,663,000	7,430,000	44%
Front pages of destination categories	16,613,000	15,726,000	6%

      Management believes that the increase in reach of its publications in the three months ended March 31, 2005 was in line with its strategy. The Company’s revenues for the three months ended March 31, 2005 increased by 74% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 19%. Page views of selected sections of the Travelzoo Web site increased by 44% and 6% as shown in the table above. In the three months ended March 31, 2004, 91% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. In the three months ended March 31, 2005, 71% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. Management believes that the data for the three months ended March 31, 2005 and 2004 indicate that the Company was able to generate higher revenues as reach increased.

Revenues

      Our total revenues increased to $11.2 million for the three months ended March 31, 2005 from $6.5 million for the three months ended March 31, 2004. This represents an increase of 74%.

      68% of our revenue growth in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 came from our new product, SuperSearch. The remaining 32% came from our existing products (i.e. Travelzoo Web site, Travelzoo Top 20 newsletter, and Newsflash) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 20% of the revenue growth in the period ended March 31, 2005 compared to the three months ended March 31, 2004 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements on average by approximately 15% as of January 1, 2005. Approximately 12% of our revenue growth in the period ended March 31, 2005 compared to the three months ended March 31, 2004 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.

      In the three months ended March 31, 2005, two clients accounted each for 10% or more of our total revenues. Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 18% of our revenues. Orbitz, LLC accounted for 12% of our revenues. In the three months ended March 31, 2004, none of our clients accounted for 10% or more of our total revenues. The increase in our concentration of revenues is primarily the result of our new SuperSearch product. At this time, we sell SuperSearch listings primarily to the large online travel agencies like Orbitz and Travelocity.com. Management expects revenue concentration to remain at the current level in the foreseeable future.

      Management believes that our ability to increase revenues in the future depends mainly on three factors:

•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients; and

•	Our ability to increase the number of clients.

      We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically increased the number of clients in every year since inception. We do not know if we will be able to increase the number of clients in the future.

      Average annualized revenue per employee increased to $864,000 for the three months ended March 31, 2005 from $615,000 for the three months ended March 31, 2004.

Cost of Revenues

      Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues remained the same, $179,000, for the three months ended March 31, 2005 and the three months ended March 31, 2004. As a percentage of revenue, cost of revenues decreased to 2%, for the three months ended March 31, 2005 from 3% for the three months ended March 31, 2004. The decrease was due to an increase in revenues without a corresponding increase in cost of revenues.

Operating Expenses

      Sales and Marketing

      Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $5.0 million for the three months ended March 31, 2005 from $3.5 million for the three months ended March 31, 2004. The increase in sales and marketing expenses was primarily due to increases of our advertising campaigns. The goal of our advertising campaigns is to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the three months ended March 31, 2005 and 2004, advertising expenses accounted for 74% and 73%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was also due to an increase in headcount of our sales force from eight employees to ten employees.

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

      In May 2005, we incorporated Travelzoo UK Ltd (“Travelzoo UK”) as a wholly-owned subsidiary and began hiring local staff in the United Kingdom. The start-up of our business in the United Kingdom is expected to result in a significant additional increase in our sales and marketing expenses in the foreseeable future.

      General and Administrative

      General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $2.6 million for the three months ended March 31, 2005 from $1.1 million for the three months ended March 31, 2004. In 2005, general and administrative expenses increased primarily due to expenses of $984,000 for cash payments made or to be made to former stockholders of Travelzoo.com Corporation and also due to increases in expenses for legal and professional services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

      In the three months ended March 31, 2005, the Company recorded expenses of $984,000 related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods.

      We expect that we will incur significant expenses in 2005 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and on remediation efforts where necessary. The Company has expensed approximately $210,000 in compliance costs in the three months ended March 31, 2005. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

      We expect that our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.

       We expect that the operations of Travelzoo UK will result in a significant additional increase in our general and administrative expenses.

Subscriber Acquisition

      The table set forth below provides for each quarter in 2002, 2003, 2004, and the first quarter of 2005, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service.

           The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

	Average Cost per
	Acquisition of a
Period	New Subscriber	New Subscribers	Unsubscribes	Balance
Q1 2002	$0.93	254,140	(24,547)	1,614,130
Q2 2002	$0.95	590,266	(156,204)	2,048,192
Q3 2002	$1.01	740,656	(51,566)	2,737,282
Q4 2002	$1.31	799,958	(55,064)	3,482,176
Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(343,139)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258

      We have noted a trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in Q3 2004 and Q4 2004 reflects the effect of new advertising campaigns which were tested at that time. We do not consider the decline in new subscriber costs in Q3 2004 and Q4 2004 to be necessarily indicative of a longer-term trend that our subscriber costs are likely to stay at this level or are likely to decline further.

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

Income Taxes

      For the three months ended March 31, 2005, we recorded an income tax provision of $1.7 million. For the three months ended March 31, 2004, we recorded an income tax provision of $707,000. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income. Our effective tax rate for 2005 increased from 2004 because of the expenses related to the program to make cash payments to former stockholders were treated as non tax deductible expenses for financial statement reporting purposes. The effective tax rate for interim periods in 2005 is based on our estimated annual effective tax rate for 2005 of 48.7%.

      We expect that our effective tax rate in future periods may fluctuate depending on changes in estimates for the total amount of expenses from payments to former stockholders.

      During the first quarter of 2005, the Company realized a tax benefit of $396,000 upon the exercise of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

Stockholders’ Equity

      In January 2005, an aggregate of 17,275 shares of common stock were issued to a director of the Company upon the exercise of fully vested options. The options were granted in 2001 to this director for their service as director in 2000 and 2001.

Liquidity and Capital Resources

      As of March 31, 2005, we had $39.6 million in cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased from $36.5 million on December 31, 2004 primarily as a result of cash provided by operations as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.

      Net cash provided by operating activities in the three months ended March 31, 2005 was $3.2 million. Net cash used in operating activities in the three months ended March 31, 2004 was $88,000. In the three months ended March 31, 2005, net cash provided by operating activities resulted primarily from net income and an increase in income tax payable offset by an increase in accounts receivable. Accounts receivable as a percentage of revenue increased primarily because of a larger portion of insertion orders which include variable-fee advertising, particularly advertising in our SuperSearch product. If revenues from SuperSearch continue to increase as a percentage of revenues, we expect the increase of accounts receivable as a percentage of revenue to continue. The decrease in income tax payable was primarily due to estimated payments on current federal and state income tax liabilities. In the three months ended March 31, 2004, net cash used in operating activities resulted primarily from an increase in accounts receivable and a net decrease in income tax payable.

      Net cash used in investing activities was $42,000 and $9,000 during the three months ended March 31, 2005 and March 31, 2004, respectively. In both periods, net cash was used in investing activities for equipment purchases.

      Net cash used in financing activities was $89,000 during the three months ended March 31, 2005. There were no cash flows related to financing activities in the three months ended March 31, 2004. In the three months ended March 31, 2005, net cash used in financing activities resulted primarily from registration related expenses incurred during the period related to the issuance of common stock in October 2004.

      Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of our advertising products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the cash payment program to former stockholders of Travelzoo.com Corporation, we have incurred expenses of $2.2 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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

      We expect that cash on hand will be sufficient to finance the operations of Travelzoo UK.

      The following summarizes our principal contractual commitments as of March 31, 2005 (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$822	110	—	—	—	$932
Purchase obligations	18	—	—	—	—	18

Total commitments	$840	110	—	—	—	$950

      As of March 31, 2005, we have recorded a liability of $162,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

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

      Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among travel companies and Internet users. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. If our new wholly-owned subsidiary in the United Kingdom, Travelzoo UK Limited, incurs significant losses, this will result in a significant negative impact on our results of operations. In this case, the value of the shares of Travelzoo could be reduced.

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

      Two of our current clients have each represented a substantial portion of our business in the three months ended March 31, 2005. Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 18% of our revenue. Orbitz, LLC accounted for 12% of our revenue. The loss of one client or both clients may result in a significant decrease in our revenues, which could have a material adverse effect on our business. We have written agreements with Click Here, Inc and Orbitz, LLC. The agreements provide that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The Click Here, Inc. agreements are cancelable upon 90 days’ written notice, and the payment terms are net 60 days with no discount for early payment. The Orbitz, LLC agreement is non-cancelable, and the payment terms are net 30 days with no discount for early payment. A copy of the agreement with Orbitz is filed as an exhibit to this Report. Copies of the agreements with Click Here were previously filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

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

      We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2005, we had 52 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

      We compete with large Internet portal sites, such as America Online, Lycos, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. We also compete with search engines like Google and Overture that offer pay-per-click listings. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2005, the sale prices of our common stock on the NASDAQ National Market ranged from $41.54 to $99.75 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

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

      We may be sued for defamation, negligence, copyright or trademark infringement or other legal claims relating to information that is published or made available in our products. These types of claims have been brought, sometimes successfully, against online services in the past. We do not carry professional liability insurance. The fact that we distribute information via e-mail may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our business could be materially adversely affected.

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

      It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights, among other reasons, in that the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional approximately 4,087,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in the our earnings per share, which could adversely affect the market price of the common stock.

      On October 15, 2004, we announced a program under which we will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $984,000 million for these cash payments for the three months ended March 31, 2005 of which $162,000 remains as a liability as of March 31, 2005. The liability is based on the number of actual requests received from former stockholders through March 31, 2005. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,087,000 shares had not submitted claims under the program as of March 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments. Beginning in May 2005, we will be exposed to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. We will be exposed to foreign currency risk associated with fluctuations of the British Sterling Pounds as the financial position and operating results of our U.K. subsidiary will be translated into U.S. Dollars for consolidation purposes.

Item 4. Controls and Procedures

      As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of March 31, 2005.

      During the quarter ended March 31, 2005, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

      The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.1	Agreement with Orbitz, LLC dated August 4, 2004*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 13, 2005.

TRAVELZOO INC. (Registrant)

By:	/s/ RALPH BARTEL
Ralph Bartel Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

By:	/s/ LISA SU
Lisa Su Controller (Chief Accounting Officer)