Form 10-Q
period 2005-06-30
TRAVELZOO INC
filed 2005-08-15
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Registrant’s telephone number, including area code: (212) 521-4200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 12, 2005, the registrant had outstanding 16,250,479 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,684,711	$26,434,989
Short term investments	19,840,000	10,031,738
Accounts receivable, less allowance for doubtful accounts of $121,729 and $127,547 as of June 30, 2005 and December 31, 2004, respectively	7,116,691	5,327,279
Deposits	149,457	163,130
Prepaid expenses and other current assets	354,527	674,208
Deferred income taxes	370,559	390,895

Total current assets	49,515,945	43,022,239

Deposits, less current portion	58,682	—
Deferred income taxes	43,237	43,237
Property and equipment, net	152,369	108,399
Intangible assets, net	50,544	83,563

Total assets	$49,820,776	$43,257,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,428,327	$439,425
Accrued expenses	2,888,621	2,464,269
Deferred revenue	286,336	91,137
Income tax payable	638,172	—

Total liabilities	5,241,456	2,994,831

Commitments and contingencies
Stockholders’ equity:
Common stock	162,505	162,332
Accumulated other comprehensive income	(586)	—
Additional paid-in capital	30,606,705	30,299,991
Retained earnings	13,810,696	9,800,284

Total stockholders’ equity	44,579,320	40,262,607

Total liabilities and stockholders’ equity	$49,820,776	$43,257,438

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$12,258,139	$7,201,189	$23,486,559	$13,663,422

Cost of revenues	224,314	166,092	403,592	345,435

Gross profit	12,033,825	7,035,097	23,082,967	13,317,987

Operating expenses:
Sales and marketing	6,151,851	3,666,566	11,181,570	7,123,875
General and administrative	2,127,314	1,101,116	4,735,321	2,216,102

Total operating expenses	8,279,165	4,767,682	15,916,891	9,339,977

Income from operations	3,754,659	2,267,415	7,166,075	3,978,010

Other income and expense:
Interest income	217,879	6,296	377,733	11,778
Foreign currency gain (loss)	(4,121)	—	(4,121)	—

Income before income taxes	3,968,417	2,273,711	7,539,687	3,989,788
Income taxes	1,790,424	939,821	3,529,275	1,646,792

Net income	$2,177,993	$1,333,890	$4,010,412	$2,342,996

Basic net income per share	$0.13	$0.08	$0.25	$0.13
Diluted net income per share	$0.12	$0.08	$0.22	$0.12
Shares used in computing basic net income per share	16,250,479	16,479,397	16,247,600	17,952,272
Shares used in computing diluted net income per share	17,852,493	17,762,745	17,998,217	19,205,543
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,010,412	$2,342,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,019	80,022
Deferred income taxes	20,336	—
Provision for losses on accounts receivable	46,982	82,902
Tax benefit of stock option exercises	396,067	943,110
Accrued interest income from short-term investments	(122,717)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,836,394)	(970,554)
Deposits	(45,009)	(13,707)
Prepaid expenses and other current assets	49,229	8,474
Accounts payable	988,902	277,513
Accrued expenses	694,805	514,332
Deferred revenue	195,199	167,488
Income tax payable	638,172	(2,065,023)

Net cash provided by (used in) operating activities	5,120,003	1,367,553

Cash flows from investing activities:
Purchases of property and equipment	(94,970)	(26,357)
Purchase of short-term investments	(19,773,871)	—
Sale of short-term investments	10,088,326	—

Net cash used in investing activities	(9,780,515)	(26,357)

Cash flows from financing activities:
Issuance costs incurred in connection with 2004 issuance of common stock	(123,730)	—
Proceeds from stock option exercises	34,550	295,769
Recovery of profit from purchase and sale of stock by employees	—	34,390

Net cash used in financing activities	(89,180)	330,159

Effect of exchange rate on cash and cash equivalents	(586)	—

Net increase (decrease) in cash and cash equivalents	(4,750,278)	1,671,355
Cash and cash equivalents at beginning of period	26,434,989	3,521,637

Cash and cash equivalents at end of period	$21,684,711	$5,192,992

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,474,700	$2,781,210

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. The Company’s publications include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletters, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.
     Travelzoo is controlled by Ralph Bartel, who held approximately 78% of the outstanding shares as of August 1, 2005.
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
     The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future period, and the Company makes no representations related thereto.
     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Mr. Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo Web site. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect the reduction of the number of shares reported as outstanding. As of June 30, 2005, there were 16,250,479 shares of common stock outstanding

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,082,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $1,137,000 for these cash payments for the six months ended June 30, 2005 of which $10,000 remains as a liability as of June 30, 2005. The liability is based on the number of actual requests received from former stockholders through June 30, 2005. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,082,000 shares had not submitted claims under the program as of June 30, 2005.
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
(2) Revenue Recognition
     All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in the United States of America on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, and in SuperSearch. Advertising revenues generated from the Company’s operations in the United Kingdom were approximately $9,000 during the three and six months ended June 30, 2005.
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
          The Company’s standard payment terms are 30 days net. Insertion orders that include fixed-fee advertising are invoiced upon acceptance of the insertion order and on the first day of each month over the term of the insertion order, with the exception of Travelzoo Top 20 or Newsflash listings, which are invoiced upon delivery. Insertion orders that include variable-fee advertising are invoiced at the end of the month. The Company’s standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the client shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The Company believes that no significant obligations exist after the full delivery of advertising.
          Revenues from advertising sold to clients through agencies are reported at the net amount billed to the agency.
(3) Stock-based Compensation
     The Company did not provide any stock-based compensation in fiscal years 2003 and 2004 or in the six months ended June 30, 2005. In addition, all previously issued options vested prior to January 1, 2002 and therefore there are no applicable disclosures under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended.
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
     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net income per share:
Net income	$2,177,993	$1,333,890	$4,010,412	$2,342,996

Weighted average common shares	16,250,479	16,479,397	16,247,600	17,952,272

Basic net income per share	$0.13	$0.08	$0.25	$0.13

Diluted net income per share:
Net income	$2,177,993	$1,333,890	$4,010,412	$2,342,996

Weighted average common shares	16,250,479	16,479,397	16,247,600	17,952,272
Effect of dilutive securities: stock options	1,602,014	1,283,348	1,750,617	1,253,271

Diluted weighted average common shares	17,852,493	17,762,745	17,998,217	19,205,543

Diluted net income per share	$0.12	$0.08	$0.22	$0.12

(5) Commitments and Contingencies
     The Company leases office space in Chicago, London (United Kingdom), Miami, Mountain View (California), and New York. These operating leases expire on December 31, 2007, April 30, 2007, December 31, 2006, December 31, 2005 and December 31, 2005, respectively. The future minimum rental payments under these operating leases as of June 30, 2005, and December 31, 2004 total $1,018,000 and $1,082,000, respectively. The future lease payments consist of $592,000 of payments due in 2005, $272,000 of payments due in 2006, and $154,000 of payments due in 2007.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,082,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $1,137,000 for these cash payments for the six months ended June 30, 2005 of which $10,000 remains as a liability as of June 30, 2005. The liability is based on the number of actual requests received from former stockholders through the reporting date. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,082,000 shares had not submitted claims under the program.

(6) Significant Customer Information and Segment Reporting
     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. As of June 30, 2005, the Company had two operating segments: North America and Europe. The Company began operations in the U.K. in May 2005. However, European operations were less than 5% of revenues, so detailed reporting is not required.
     Significant customer information is as follows:

					Percent of
	Percent of		Percent of		Accounts
	Revenues		Revenues		Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2005	2004	2005	2004	2005	2004
A	17%	*	17%	*	21%	10%
B	*	*	*	*	*	13%
C	10%	*	11%	*	12%	11%
All of the above customers are located in the United States of America.

*	Less than 10%
(7) Comprehensive Income
     In accordance with SFAS 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and loss and its components as part of the Company’s consolidated financial statements. Accumulated other comprehensive income is comprised entirely of foreign currency translation adjustments recorded since the inception of Travelzoo UK Ltd in May 2005.
(8) Recent Accounting Pronouncements
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
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As of June 30, 2005, the Company had no unvested stock-based compensation awards outstanding. If the Company makes share-based payments in the future, the adoption of SFAS No. 123R could have a significant adverse impact on the Company’s consolidated statement of operations and net income per share.
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
     Our publications include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletters, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine. More than 300 travel companies purchase our advertising services.
     Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletters, in the Newsflash e-mail product, and in SuperSearch, a pay-per-click travel search engine. Revenues are principally generated from the sale of advertising on our Travelzoo Web site and in our Travelzoo Top 20 newsletter. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $4,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:
•	Growth of number of subscribers of the Company’s newsletters and page views of selected sections of the Travelzoo Web sites;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Operating margin;

•	Revenue per employee as a measure of productivity.
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
Liability to Former Stockholders
     On October 15, 2004, we announced a program under which we will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses and a current accrued liability. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid. We believe that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of revenues	2	2	2	3

Gross profit	98	98	98	97

Operating expenses:
Sales and marketing	50	51	48	52
General and administrative	17	15	20	16

Total operating expenses.	68	66	68	68

Income from operations	31	32	31	29
Other income and expenses, net	2	—	1	—

Income before income taxes	32	32	32	29
Income taxes	15	13	15	12

Net income	18%	19%	17%	17%

     For the six months ended June 30, 2005, we reported income from operations of approximately $7.2 million. As of June 30, 2005, we had retained earnings of approximately $13.8 million. Our operating margin increased to 30.5% of sales for the six months ended June 30, 2005 from 29.1% for the same period last year. The main reason for this increase in our operating margin is that our revenues grew faster than our sales and marketing expenses.
     For the three months ended June 30, 2005, we reported income from operations of approximately $3.8 million. Our operating margin decreased to 30.6% of sales for the three months ended June 30, 2005 from 31.5% for the same period last year. The main reason for this decrease in our operating margin is that our general and administrative expenses, including a loss from Travelzoo UK and expenses related to payments to former stockholders, grew faster than our revenues.
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
     The increase in other income from approximately $6,000 in the three months ended June 30, 2004 to approximately $218,000 in the three months ended June 30, 2005 represents interest earned on the Company’s cash, cash equivalents, and short term investments.
     Our loss from operations in the United Kingdom was approximately $175,000 for the three and six months ended June 30, 2005.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both the U.S.A. and the U.K. as of June 30, 2005 and 2004 and the total number of page views for selected sections of the Travelzoo Web site in U.S.A. for the six months ended June 30, 2005 and 2004. Management considers the Travelzoo homepages and the front pages of destination categories as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate if we are able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2005	2004	Growth
Subscribers:
Travelzoo Top 20	8,411,000	7,084,000	19%
Newsflash	5,334,000	4,172,000	28%

	Six Months Ended
	June 30,		Year-over-Year
	2005	2004	Growth
Page views of selected sections of Travelzoo Web site:
Homepage	20,800,000	14,830,000	40%
Front pages of destination categories	32,309,000	29,808,000	8%
     Management believes that the increase in reach of its publications in the six months ended June 30, 2005 was in line with its strategy.
     The Company’s revenues for the six months ended June 30, 2005 increased by 72% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletters increased by 19%. Page views of selected sections of the Travelzoo Web site increased by 40% and 8% as shown in the table above. In the six months ended June 30, 2004, 92% of revenues were generated from the Travelzoo Web sites and the Travelzoo Top 20 newsletters. In the six months ended June 30, 2005, 65% of revenues were generated from the Travelzoo Web sites and the Travelzoo Top 20 newsletters. Management believes that the data for the six months ended June 30, 2005 and 2004 indicate that the Company was able to generate higher revenues as reach increased.
Revenues
     Our total revenues increased to $12.3 million for the three months ended June 30, 2005 from $7.2 million for the three months ended June 30, 2004. Our total revenues increased to $23.5 million for the six months ended June 30, 2005 from $13.7 million for the six months ended June 30, 2004. This represents an increase of 72%.
     Our revenues from operations in the U.K. for the three and six months ended June 30, 2005 were approximately $9,000.
     71% of our revenue growth in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 came from our new product, SuperSearch. The remaining 29% came from our existing products (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletters, and Newsflash) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 21% of the revenue growth in the six month period ended June 30, 2005 compared to the six months ended June 30, 2004 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements on average by approximately 15% as of January 1, 2005. Approximately 8% of our revenue growth in the period ended June 30, 2005 compared to the six months ended June 30, 2004 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.
     In the six months ended June 30, 2005, two clients accounted for more than 10% of our total revenues. Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 17% of our revenues. Orbitz, LLC accounted for 11% of our revenues. In the six months ended June 30, 2004, none of our clients accounted for more than 10% of our total revenues. The increase in our concentration of revenues is primarily the result of our new SuperSearch product. At this time, we sell SuperSearch listings primarily to the large online travel agencies like Orbitz and Travelocity.com. Management expects revenue concentration to remain at the current level in the foreseeable future.
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
     Average annualized revenue per employee increased to $817,000 for the three months ended June 30, 2005 from $588,000 for the three months ended June 30, 2004.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues increased to $224,000 for the three months ended June 30, 2005 from $166,000 for the three months ended June 30, 2004. Our cost of revenues increased to $404,000 for the six months ended June 30, 2005 from $345,000 for the six months ended June 30, 2004. As a percentage of revenue, cost of revenues decreased to 2%, for the six months ended June 30, 2005 from 3% for the six months ended June 30, 2004. The decrease was due to increase in revenues without a corresponding increase in cost of revenues.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, conference expenses, and public relations expenses. Sales and marketing expenses increased to $6.2 million for the three months ended June 30, 2005 from $3.7 million for the three months ended June 30, 2004. Sales and marketing expenses increased to $11.2 million for the six months ended June 30, 2005 from $7.1 million for the six months ended June 30, 2004. The increase in sales and marketing expenses was primarily due to increases of our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the six months ended June 30, 2005 and 2004, advertising expenses accounted for 77% and 73%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was also due to an increase in headcount of our sales force.
     Our goal is to increase our revenues from advertising sales. One important factor that drives our revenues is our advertising rates. We believe that we can increase our advertising rates only if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. Therefore, we expect our sales and marketing expenses related to our business in the United States of America as a percentage of revenue to remain at the current level or increase from the current level. The main factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.
     In May 2005, we incorporated Travelzoo UK Ltd (“Travelzoo UK”) as a wholly-owned subsidiary and began hiring local staff in the United Kingdom. The start-up of our business in the United Kingdom is expected to result in a significant additional increase in our sales and marketing expenses in the foreseeable future.
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $2.1 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 30, 2004. General and administrative expenses increased to $4.7 million for the six months ended June 30, 2005 from $2.2 million for the six months ended June 30, 2004. In 2005, general and administrative expenses increased primarily due to expenses of $1.1 million for cash payments made or to be made to former stockholders of Travelzoo.com Corporation and also due to increases in expenses for legal and professional services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     In the six months ended June 30, 2005, the Company recorded expenses of $1.1 million related to a program under which the

Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods.
     We expect that we will incur significant expenses in 2005 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and on remediation efforts where necessary. The Company has expensed approximately $317,000 in third-party compliance costs in the six months ended June 30, 2005. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.
     We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
     We expect the operations of Travelzoo UK to result in a significant additional increase in our general and administrative expenses.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2002, 2003, 2004, and the first two quarters of 2005, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletters and our Newsflash e-mail alert service.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2002	$0.93	254,140	(24,547)	1,614,130
Q2 2002	$0.95	590,266	(156,204)	2,048,192
Q3 2002	$1.01	740,656	(51,566)	2,737,282
Q4 2002	$1.31	799,958	(55,064)	3,482,176
Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(343,139)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883

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
Income Taxes
     For the three months ended June 30, 2005, we recorded an income tax provision of $1.8 million. For the three months ended June 30, 2004, we recorded an income tax provision of $940,000. For the six months ended June 30, 2005, we recorded an income tax provision of $3.5 million. For the six months ended June 30, 2004, we recorded an income tax provision of $1.6 million. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses that are treated as having no recognizable tax benefit. For the six months ended June 30, 2005, our effective tax rate was 46.8%. Expenses of $1.1 million related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, a loss of $175,000 from operations in the U.K. was treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on changes in estimates in the total amount of expenses from payments to former stockholders and from losses or gains incurred by Travelzoo UK.
     During the first quarter of 2005, the Company realized a tax benefit of $396,000 upon the exercise of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.
Stockholders’ Equity
     In January 2005, an aggregate of 17,275 shares of common stock were issued to a current director upon the exercise of fully vested options. The options were granted in 2001 and 2002 to the director for her services as director in 2000, 2001, and 2002.
Liquidity and Capital Resources
     As of June 30, 2005, we had $41.5 million in cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased from $36.5 million on December 31, 2004 primarily as a result of cash provided by operations as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the six months ended June 30, 2005 was $5.1 million. Net cash provided by operating activities in the six months ended June 30, 2004 was $1.4 million. In the six months ended June 30, 2005, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable offset by an increase in accounts receivable. Accounts receivable as a percentage of revenue increased primarily because of a larger portion of insertion orders which include variable-fee advertising, particularly advertising in our SuperSearch product. If revenues from SuperSearch continue to increase as a percentage of revenues, we expect the increase of accounts receivable as a percentage of revenue to continue. In the six months ended June 30, 2004, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses offset by an increase in accounts receivable and a net decrease in income tax payable.

     Net cash used in investing activities was $9.8 million and $26,000 during the six months ended June 30, 2005 and June 30, 2004, respectively. In the six months ended June 30, 2005, net cash used in investing activities were for the purchase of short-term investments and for equipment purchases. In the six months ended June 30, 2004, net cash was used in investing activities for equipment purchases.
     Net cash used in financing activities was $90,000 during the six months ended June 30, 2005. Net cash provided by financing activities was $330,000 during the six months ended June 30, 2004. In the six months ended June 30, 2005, net cash used in financing activities resulted primarily from registration related expenses incurred during the period related to the issuance of common stock in October 2004. In the six months ended June 30, 2004, net cash provided by financing activities resulted primarily from proceeds from stock option exercises.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of our advertising products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the cash payment program to former stockholders of Travelzoo.com Corporation, we have incurred expenses of $2.3 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     We expect that cash on hand will be sufficient to finance the operations of Travelzoo UK.
     The following summarizes our principal contractual commitments as of June 30, 2005 (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$592	272	154	—	—	$1,018
Purchase obligations	57	114	10	—	—	181

Total commitments	$649	386	164	—	—	$1,199

     As of June 30, 2005, we have recorded a liability of $10,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
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
     We have only a limited operating history for you to consider in evaluating our business. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. You must consider the risks, expenses and uncertainties which can materially affect the business of a young company like ours. These risks include uncertainty whether we will be able to:
•	increase awareness of the Travelzoo brand;

•	attract and retain additional travel companies to list their special offers with us;

•	attract additional Internet users to the Travelzoo Web sites;

•	attract additional Internet users as subscribers to our e-mail publications;

•	increase the functionality of our products and services;

•	maintain our current, and develop new, business relationships;

•	respond effectively to competitive pressures; and

•	continue to develop and upgrade our technology.
We cannot assure you that we will sustain profitability.
     Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among travel companies and Internet users. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. If our new wholly-owned subsidiary in the United Kingdom, Travelzoo UK Ltd, incurs significant losses, this will result in a significant negative impact on our results of operations. In this case, the value of the shares of Travelzoo could be reduced.
Fluctuations in our operating results may negatively impact our stock price.
     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	payments which we make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period.

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
     Two of our current clients represent a substantial portion of our business. For the six months ended June 30, 2005, Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 17% of our revenues and Orbitz, LLC accounted for 11% of our revenues. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business. We have written agreements with Click Here, Inc and Orbitz, LLC. The agreements provide that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The Click Here, Inc. agreements are cancelable upon 90 days’ written notice, and the payment terms are net 60 days with no discount for early payment. The Orbitz, LLC agreement is non-cancelable, and the payment terms are net 30 days with no discount for early payment. Copies of the agreements with Click Here and Orbitz were previously filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004 and to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.
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
     We believe that continuing to build awareness of the Travelzoo brand name is critical to achieving widespread acceptance of our products. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business could be materially adversely affected.
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
     We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2005, we had 60 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.
Our international operations are subject to increased risks which could harm our business, operating results and financial condition.
     In May 2005, we began operations in the United Kingdom. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	currency exchange rate fluctuations;

•	risks related to government regulation; and

•	potentially adverse tax consequences.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first six months of 2005, the sale prices of our common stock on the NASDAQ National Market ranged from $27.20 to $99.75 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.
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
Claims may be asserted against us relating to shares not issued in our 2002 merger.
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
     On October 15, 2004, we announced a program under which we will make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $1,137,000 million for these cash payments for the six months ended June 30, 2005 of which $10,000 remains as a liability as of June 30, 2005. The liability is based on the number of actual requests received from former stockholders through June 30, 2005. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,082,000 shares had not submitted claims under the program as of June 30, 2005.
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
     The U.S. Patent and Trademark Office registered the trademark for “Travelzoo” on January 23, 2001. The European Community registered “Travelzoo” as a Community Trademark on May 11, 2004. If we are unable to protect our rights in the mark, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.
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
     Our U.K. operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Further, we are exposed to foreign currency risk associated with fluctuations of the British Sterling Pounds as the financial position and operating results of our U.K. subsidiary will be translated into U.S. Dollars for consolidation purposes.
Item 4. Controls and Procedures
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange

Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of June 30, 2005.
     During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders occurred on June 1, 2005, at which the following individuals were elected as directors: Holger Bartel, Ralph Bartel, David J. Ehrlich, Donovan Neale-May, and Kelly M. Urso. The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors for the 2005 fiscal year.
     The stockholders voted as follows:

Proposals	For	Against	Withhold or Abstain
Election of Directors
Ralph Bartel	14,541,177	130	362,806
Holger Bartel	14,541,177	130	336,509
David J. Ehrlich	14,895,075	130	8,912
Donovan Neale-May	14,895,075	130	8,912
Kelly M. Urso	14,894,831	130	9,162

Appointment of KPMG	14,894,128	7,600	2,395
Item 5. Other Information
On May 16, 2005, Travelzoo UK Limited, a subsidiary of the Company, entered into a service agreement with Christopher Loughlin for Mr. Loughlin to serve as Managing Director of Travelzoo UK Limited and as Senior Vice President and General Manager, Travelzoo UK of the Company. In exchange for these services, Mr. Loughlin is entitled to receive an annual salary of 118,500 pounds and to participate in the Company’s bonus plans. In addition, Mr. Loughlin is entitled to reimbursement of reasonable expenses and to certain relocation costs and expenses. The agreement is for a two year period, commencing on May 16, 2005, and contains non-solicitation and non-compete provisions during the term of the agreement and for six months following the termination of the agreement. This description is qualified in its entirety by reference to the actual agreement, which is filed as Exhibit 10.1 to this report and is incorporated by reference herein.
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1*	Christopher Loughlin Service Agreement, dated as of May 16, 2005, between Travelzoo UK Ltd and Christopher Loughlin

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 12, 2005.

TRAVELZOO INC.
(Registrant)

By:	/s/ Ralph Bartel Ralph Bartel
Chairman of the Board,
Chief Executive Officer, and
Chief Financial Officer

By:	/s/ Lisa Su

Lisa Su
Controller (Chief Accounting Officer)