Form 10-Q
period 2005-09-30
TRAVELZOO INC
filed 2005-11-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Registrant’s telephone number, including area code: (212) 521-4200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 11, 2005, the registrant had outstanding 16,250,479 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,734,903	$26,434,989
Short term investments	19,918,000	10,031,738
Accounts receivable, less allowance for doubtful accounts of $206,712 and $127,547 as of September 30, 2005 and December 31, 2004, respectively	8,289,900	5,327,279
Deposits	123,215	163,130
Prepaid expenses and other current assets	375,811	674,208
Deferred income taxes	370,559	390,895

Total current assets	51,812,388	43,022,239

Deposits, less current portion	91,401	—
Deferred income taxes	43,237	43,237
Property and equipment, net	147,497	108,399
Intangible assets, net	34,034	83,563

Total assets	$52,128,557	$43,257,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,835	$439,425
Accrued expenses	3,649,336	2,464,269
Deferred revenue	311,508	91,137
Income tax payable	619,090	—

Total liabilities	5,280,769	2,994,831

Commitments and contingencies
Stockholders’ equity:
Common stock	162,505	162,332
Additional paid-in capital	30,606,705	30,299,991
Accumulated other comprehensive income	(30,357)	—
Retained earnings	16,108,935	9,800,284

Total stockholders’ equity	46,847,788	40,262,607

Total liabilities and stockholders’ equity	$52,128,557	$43,257,438

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$13,384,340	$9,507,188	$36,870,898	$23,170,610

Cost of revenues	225,275	183,542	628,867	528,977

Gross profit	13,159,065	9,323,646	36,242,031	22,641,633

Operating expenses:
Sales and marketing	7,101,026	4,338,518	18,282,597	11,462,392
General and administrative	1,878,494	1,657,152	6,613,814	3,873,254

Total operating expenses	8,979,520	5,995,670	24,896,411	15,335,646

Income from operations	4,179,545	3,327,976	11,345,620	7,305,987

Other income and expense:
Interest income	278,600	9,090	656,333	20,868
Foreign currency gain (loss)	(4,117)	—	(8,238)	—

Income before income taxes	4,454,028	3,337,066	11,993,715	7,326,855
Income taxes	2,155,790	1,371,250	5,685,065	3,018,042

Net income	$2,298,238	$1,965,816	$6,308,650	$4,308,813

Basic net income per share	$0.14	$0.13	$0.39	$0.25
Diluted net income per share	$0.13	$0.11	$0.35	$0.23
Shares used in computing basic net income per share	16,250,479	15,488,204	16,248,688	17,111,490
Shares used in computing diluted net income per share	17,695,044	17,292,962	17,897,288	18,561,924
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,308,650	$4,308,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,270	120,686
Deferred income taxes	20,336	—
Provision for losses on accounts receivable	79,364	111,519
Tax benefit of stock option exercises	396,067	943,110
Accrued interest income from short-term investments	(268,109)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,049,883)	(2,586,547)
Deposits	(52,007)	(22,307)
Prepaid expenses and other current assets	296,373	(154,332)
Accounts payable	266,415	84,256
Accrued expenses	1,187,506	410,867
Deferred revenue	220,420	154,580
Income tax payable	619,090	(1,105,773)

Net cash provided by (used in) operating activities	6,150,492	2,264,872

Cash flows from investing activities:
Purchases of property and equipment	(116,892)	(38,908)
Purchase of short-term investments	(29,691,479)	—
Sale of short-term investments	20,073,326	—

Net cash used in investing activities	(9,735,045)	(38,908)

Cash flows from financing activities:
Issuance costs incurred in connection with 2004 issuance of common stock	(123,732)	—
Proceeds from stock option exercises	34,550	295,767
Recovery of profit from purchase and sale of stock by employees	—	34,390

Net cash used in financing activities	(89,182)	330,157

Effect of exchange rate on cash and cash equivalents	(26,351)	—

Net increase (decrease) in cash and cash equivalents	(3,700,086)	2,556,121
Cash and cash equivalents at beginning of period	26,434,989	3,521,637

Cash and cash equivalents at end of period	$22,734,903	$6,077,758

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,649,572	$3,180,705

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. The Company’s publications include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.
     Travelzoo is controlled by Ralph Bartel, who held approximately 78% of the outstanding shares as of November 1, 2005.
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
     The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future period, and the Company makes no representations related thereto.
     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo Web site. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect the reduction of the number of shares reported as outstanding. As of September 30, 2005, there were 16,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,080,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $61,000 for these cash payments for the three months ended September 30, 2005 and $1,191,000 for the nine months ended September 30, 2005 of which $6,000 remains as a liability as of September 30, 2005. The liability is based on the number of actual requests received from former stockholders through September 30, 2005 which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,080,000 shares had not submitted claims under the program as of September 30, 2005.
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
Note 2: Revenue Recognition
     All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in the U.S. on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, and in SuperSearch. Revenues generated from the Company’s operations in the U.K. were approximately $368,000 and $378,000 during the three months ended September 30, 2005 and the period from May 4, 2005 (inception) to September 30, 2005, respectively.
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
Note 3: Stock-based Compensation
     The Company did not provide any stock-based compensation in fiscal years 2003 and 2004 or in the nine months ended September 30, 2005. In addition, all previously issued options vested prior to January 1, 2002. Accordingly, there would be no impact on net income due to the adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended, for the three or nine months ended September 30, 2005 or 2004.
Note 4: Net Income Per Share
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
     The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income per share:
Net income	$2,298,238	$1,965,816	$6,308,650	$4,308,813

Weighted average common shares	16,250,479	15,488,204	16,248,688	17,111,490

Basic net income per share	$0.14	$0.13	$0.39	$0.25

Diluted net income per share:
Net income	$2,298,238	$1,965,816	$6,308,650	$4,308,813

Weighted average common shares	16,250,479	15,448,204	16,248,688	17,111,490
Effect of dilutive securities: stock options	1,444,565	1,844,758	1,648,600	1,450,434

Diluted weighted average common shares	17,695,044	17,292,962	17,897,288	18,561,924

Diluted net income per share	$0.13	$0.11	$0.35	$0.23

Note 5: Commitments and Contingencies
     The Company leases office space in Chicago, London (United Kingdom), Miami, Mountain View (California), and New York. These operating leases expire on December 31, 2007, April 30, 2007, December 31, 2006, December 31, 2007 and December 31, 2005, respectively. The future minimum rental payments under these operating leases as of September 30, 2005, and December 31, 2004 total $1,328,000 and $1,082,000, respectively. The future lease payments consist of $308,000 of payments due in 2005, $570,000 of payments due in 2006, and $450,000 of payments due in 2007.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,080,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $61,000 for these cash payments for the three months ended September 30, 2005 and $1,191,000 for the nine months ended September 30, 2005 of which $6,000 remains as a liability as of September 30, 2005. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,080,000 shares had not submitted claims under the program.

Note 6: Significant Customer Information and Segment Reporting
     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. The Company has two operating segments: North America and Europe. North America consists of the Company’s U.S. operations. Europe consists of the Company’s U.K. operations. The Company began operations in the U.K. in May 2005. However, as of September 30, 2005, European operations and assets were not material, being less than 5% of revenues and assets, so detailed reporting has not been presented.
     Significant customer information is as follows:

					Percent of
	Percent of		Percent of		Accounts
	Revenues		Revenues		Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2005	2004	2005	2004	2005	2004
A	12%	15%	16%	10%	13%	20%
B	*	*	*	*	13%	12%
C	*	10%	*	*	*	13%
All of the above customers are located in the U.S.
* Less than 10%
Note 7: Comprehensive Income
     In accordance with SFAS 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and loss and its components as part of the Company’s consolidated financial statements. Accumulated other comprehensive income of $30,000 for the nine months periods ended September 30, 2005 is comprised entirely of foreign currency translation adjustments recorded since the inception of Travelzoo (Europe) Ltd, formerly known as Travelzoo UK Ltd, in May 2005.
Note 8: Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiary is deemed to be the local currency for the subsidiary. Current assets and current liabilities recorded in foreign currencies are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign currency translation adjustments are included in other income (expense), net in the consolidated statements of operations. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income (loss) within equity in the consolidated balance sheet. All transactional gains or losses on foreign currency transactions are recognized in other income (expense), net in the consolidated statement of operations.
Note 9: Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As of September 30, 2005, the Company had no unvested stock-based compensation awards outstanding. Therefore, the Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated statement of operations. If, however, the Company grants stock options in future periods, these options would be valued pursuant to SFAS 123R and would result in stock compensation expense that could be material.

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
     Our publications include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine. More than 300 travel companies purchase our advertising services.
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our U.S. operations. Europe consists of our U.K. operations which began in May 2005. As of September 30, 2005, European operations were less than 5% of revenues.
     Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail product, and in SuperSearch, a pay-per-click travel search engine. Revenues are principally generated from the sale of advertising on our Travelzoo Web site and in our Travelzoo Top 20 newsletter. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $4,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:
•	Growth of number of subscribers of the Company’s newsletters and page views of the homepages of the Travelzoo Web sites;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s products;

•	Operating margin;

•	Revenue per employee as a measure of productivity.
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
Liability to Former Stockholders
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses and a current accrued liability. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid. We believe that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 5 to our unaudited condensed consolidated financial statements for further details about our liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of revenues	2	2	2	2

Gross profit	98	98	98	98

Operating expenses:
Sales and marketing	53	46	49	49
General and administrative	14	17	18	17

Total operating expenses	67	63	67	66

Income from operations	31	35	31	32
Other income and expenses, net	2	—	2	—

Income before income taxes	33	35	33	32
Income taxes	16	14	16	13

Net income	17%	21%	17%	19%

     For the nine months ended September 30, 2005, we reported income from operations of approximately $11.3 million. As of September 30, 2005, we had retained earnings of approximately $16.1 million. Our operating margin decreased to 30.8% of sales for the nine months ended September 30, 2005 from 31.5% for the same period last year.
     For the three months ended September 30, 2005, we reported income from operations of approximately $4.2 million. Our operating margin decreased to 31.2% of sales for the three months ended September 30, 2005 from 35.0% for the same period last year. The main reason for this decrease in our operating margin is that our sales and marketing expenses grew faster than our revenues.
     We do not know whether our marketing expenses as a percentage of revenue will continue to increase in future periods. Increased competition in our industry and increases in the average cost of acquiring a new subscriber (see “Subscriber Acquisition” below) could force us to further increase our marketing expenses as a percentage of revenue. Further, losses from our strategy to replicate our business model in selected foreign markets may have a material adverse impact on our results of operations.
     The increase in other income from approximately $9,000 in the three months ended September 30, 2004 to approximately $279,000 in the three months ended September 30, 2005 represents interest earned on the Company’s cash, cash equivalents, and short term investments.
     Our losses from operations in the U.K. were approximately $363,000 and $538,000 for the three months ended September 30, 2005 and the period from May 4, 2005 (inception) to September 30, 2005, respectively, subject to any adjustments upon completion of a third-party transfer pricing analysis which is underway.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both the U.S. and the U.K. as of September 30, 2005 and 2004 and the total number of page views for the homepage of the Travelzoo Web site in U.S. for the nine months ended September 30, 2005 and 2004. The Company does not have available information on the total number of page views for the homepage of the Travelzoo Web site in the U.K. Management considers the Travelzoo homepages as indicators for the growth in

Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	September 30,
			Year-over-Year
	2005	2004	Growth
Subscribers:
North America
Travelzoo Top 20	8,660,000	7,752,000	12%
Newsflash	5,780,000	5,237,000	10%
Europe
Travelzoo Top 20	140,000	N/A	N/A
Newsflash	70,000	N/A	N/A

	Nine Months Ended
	September 30,
			Year-over-Year
	2005	2004	Growth
Page views of homepages of Travelzoo Web sites:
North America	29,888,000	22,670,000	32%
Europe	N/A	N/A	N/A
     Management believes that the increase in reach of its publications in the nine months ended September 30, 2005 was in line with its strategy.
     The Company’s revenues for the nine months ended September 30, 2005 increased by 59% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 12% for North America. Page views of the homepage of the Travelzoo Web site in the U.S. increased by 32% as shown in the table above. In the nine months ended September 30, 2004, 85% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. In the nine months ended September 30, 2005, 69% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. Management believes that the data for the nine months ended September 30, 2005 and 2004 indicate that the Company was able to generate higher revenues as reach increased.
Revenues
     Our total revenues increased to $13.4 million for the three months ended September 30, 2005 from $9.5 million for the three months ended September 30, 2004. Our total revenues increased to $36.9 million for the nine months ended September 30, 2005 from $23.2 million for the nine months ended September 30, 2004. This represents an increase of 59%.
     Our revenues from operations in the U.K. for the three months ended September 30, 2005, and the period from May 4, 2005 (inception) to September 30, 2005, were approximately $368,000 and $378,000, respectively.
     67% of our revenue growth in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 came from our new product, SuperSearch. 3% of our revenue growth in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 came from our operations in the U.K. The remaining 30% came from our other products (i.e. Travelzoo Web site in the U.S., Travelzoo Top 20 newsletter, and Newsflash) and is attributed to an increase in our advertising rates for our other products and an increase in the number of clients and the volume of advertising sold. Approximately 23% of the revenue growth in the nine month period ended September 30, 2005 compared to the nine months ended September 30, 2004 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements on average by approximately 15% as of January 1, 2005. Approximately 7% of our revenue growth in the period ended September 30, 2005 compared to the nine months ended September 30, 2004 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.
     In the nine months ended September 30, 2005, Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 16% of our total revenues. In the three months ended September 30, 2005, Click Here, Inc. accounted for 12% of our total revenues. In the nine months ended September 30, 2004, Click Here, Inc. accounted for 10% of our total revenues. In the three months ended September 30, 2004, Click Here, Inc. accounted for 15% of our total revenues and Orbitz LLC accounted for 10% of our total revenues. No other clients accounted for 10% or more of our total revenues during the three months and nine months ended September

30, 2005, and the three months and nine months ended September 30, 2004. The increase in our concentration of revenues is primarily the result of our new SuperSearch product. SuperSearch listings are primarily purchased by large online travel agencies. There is a high concentration in the online travel agency segment. Management expects revenue concentration to remain at the current level in the foreseeable future.
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
     Average annualized revenue per employee increased to $824,000 for the three months ended September 30, 2005 from $776,000 for the three months ended September 30, 2004.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues increased to $225,000 for the three months ended September 30, 2005 from $184,000 for the three months ended September 30, 2004. Our cost of revenues increased to $629,000 for the nine months ended September 30, 2005 from $529,000 for the nine months ended September 30, 2004. As a percentage of revenue, cost of revenues remained the same, 2%, for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004. The increase in cost of revenues in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to an increase in headcount of our network operations staff.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, conference expenses, and public relations expenses. Sales and marketing expenses increased to $7.1 million for the three months ended September 30, 2005 from $4.3 million for the three months ended September 30, 2004. Sales and marketing expenses increased to $18.3 million for the nine months ended September 30, 2005 from $11.5 million for the nine months ended September 30, 2004. The increase in sales and marketing expenses was primarily due to increases in our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the nine months ended September 30, 2005 and 2004, advertising expenses accounted for 78% and 76%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was also due to an increase in headcount of our sales force.
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
     In May 2005, we began operations in the U.K. The start-up of our business in the U.K. and our plan to expand into other European countries in 2006 is expected to result in a significant additional increase in our sales and marketing expenses in the foreseeable future.

     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $1.9 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004. General and administrative expenses increased to $6.6 million for the nine months ended September 30, 2005 from $3.9 million for the nine months ended September 30, 2004. In 2005, general and administrative expenses increased primarily due to expenses of $1.2 million for cash payments made or to be made to former stockholders of Travelzoo.com Corporation and also due to increases in expenses for legal and professional services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     In the nine months ended September 30, 2005, the Company recorded expenses of $1.2 million related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid requests received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods due to an expected decrease in the number of valid requests received.
     We expect that we will incur significant expenses in 2005 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and on remediation efforts where necessary. The Company has expensed approximately $417,000 in third-party compliance costs in the nine months ended September 30, 2005. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.
     We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
     We expect the operations of Travelzoo UK to result in a significant additional increase in our general and administrative expenses.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2002, 2003, 2004, and the first three quarters of 2005, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our operating segments, North America and Europe.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

     North America:

	Average Cost per
	Acquisition of a
Period	New Subscriber	New Subscribers	Unsubscribes	Balance
Q1 2002	$0.93	254,140	(24,547)	1,614,130
Q2 2002	$0.95	590,266	(156,204)	2,048,192
Q3 2002	$1.01	740,656	(51,566)	2,737,282
Q4 2002	$1.31	799,958	(55,064)	3,482,176
Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(343,139)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
     Europe:

	Average Cost per
	Acquisition of a
Period	New Subscriber	New Subscribers	Unsubscribes	Balance
Q3 2005	$1.65	127,857	(5,577)	140,153
     In North America, we have noted a trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in Q3 2004 and Q4 2004 reflects the effect of new advertising campaigns which were tested at that time. We do not consider the decline in new subscriber costs in Q3 2004 and Q4 2004 to be necessarily indicative of a longer-term trend that our subscriber costs are likely to stay at this level or are likely to decline further.
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
Income Taxes
     For the three months ended September 30, 2005, we recorded an income tax provision of $2.2 million. For the three months ended September 30, 2004, we recorded an income tax provision of $1.4 million. For the nine months ended September 30, 2005, we recorded an income tax provision of $5.7 million. For the nine months ended September 30, 2004, we recorded an income tax provision of $3.0 million. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses that are treated as having no recognizable tax benefit. For the nine months ended September 30, 2005, our effective tax rate was 47.4%. Expenses of $1.2 million related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, a loss of $538,000 from our U.K. operations was treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our U.K. operations and related U.K. tax liability and corresponding U.S. tax credits, if any.
     During the first quarter of 2005, the Company realized a tax benefit of $396,000 upon the exercise of stock options by a director. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.
Stockholders’ Equity
     In January 2005, an aggregate of 17,275 shares of common stock were issued to a current director upon the exercise of fully vested options. The options were granted in 2001 and 2002 to the director for her services as director in 2000, 2001, and 2002.
Liquidity and Capital Resources
     As of September 30, 2005, we had $42.6 million in cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased from $36.5 million on December 31, 2004 primarily as a result of cash provided by operations as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the nine months ended September 30, 2005 was $6.2 million. Net cash provided by operating activities in the nine months ended September 30, 2004 was $2.3 million. In the nine months ended September 30, 2005, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses offset by an increase in accounts receivable. Accounts receivable as a percentage of revenue increased primarily because of a larger portion of insertion orders which include variable-fee advertising, particularly advertising in our SuperSearch product. Insertion orders that include variable-fee advertising are invoiced at the end of the month. If revenues from SuperSearch continue to increase as a percentage of total revenue, we expect the increase of accounts receivable as a percentage of total revenue to continue. In the nine months ended September 30, 2004, net cash provided by operating activities resulted primarily from net income and tax benefit of stock option exercises offset by an increase in accounts receivable and a net decrease in income tax payable.
     Net cash used in investing activities was $9.7 million and $39,000 during the nine months ended September 30, 2005 and September 30, 2004, respectively. In the nine months ended September 30, 2005, net cash used in investing activities were for the purchase of short-term investments and for equipment purchases. In the nine months ended September 30, 2004, net cash was used in investing activities for equipment purchases.
     Net cash used in financing activities was $89,000 during the nine months ended September 30, 2005. Net cash provided by financing activities was $330,000 during the nine months ended September 30, 2004. In the nine months ended September 30, 2005, net cash used in financing activities resulted primarily from registration related expenses incurred during the period related to the issuance of common stock in October 2004. In the nine months ended September 30, 2004, net cash provided by financing activities resulted primarily from proceeds from stock option exercises.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.4 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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
     We expect that cash on hand will be sufficient to finance the expected expansion of our European operations.
     The following summarizes our principal contractual commitments as of September 30, 2005 (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$308	570	451	—	—	$1,329
Purchase obligations	29	114	10	—	—	153

Total commitments	$337	684	461	—	—	$1,482

     As of September 30, 2005, we have recorded a liability of $6,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
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
     Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among travel companies and Internet users. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. If our new U.K. operations and our expected expansion into other European countries in 2006 incur significant losses, this will result in a significant negative impact on our results of operations. In this case, the value of the shares of Travelzoo could be reduced.
Fluctuations in our operating results may negatively impact our stock price.
     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our anticipated expansion efforts in Europe during 2006;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	payments which we make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period.
     In addition, we plan to significantly increase our operating expenses related to advertising campaigns for Travelzoo and the expansion of our sales and production departments. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.
We depend on one client for a substantial part of our revenues.
     One of our current clients represents a substantial portion of our business. For the nine months ended September 30, 2005, Click Here, Inc., an advertising agency representing Travelocity.com, accounted for 16% of our revenues. In the three months ended September 30, 2005, Click Here, Inc. accounted for 12% of our revenues. The loss of this client may result in a significant decrease in our revenues, which could have a material adverse effect on our business. We have written agreements with Click Here, Inc. The agreements provide that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The Click Here, Inc. agreements are cancelable upon 90 days’ written notice, and the payment terms are net 60 days with no discount for early payment. Copies of the agreements with Click Here were previously filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.
We may incur a material expenses related to a bankruptcy filing from one of our customers that has not yet been expensed.
     One of our current clients, Digitas, Inc., represents Delta Air Lines. On September 14, 2005, Delta Air Lines filed for bankruptcy. We are currently unable to determine the effect that this filing will have on our financials. However, the total amount due to us from Digitas, Inc. related to Delta Air Lines is $194,000. At this time, we are unable to determine how much will be paid to us by Digitas, Inc., thus, we are unable to record a specific reserve for this account. It is possible that we may have to record an expense up to the $194,000 in future periods because of this bankruptcy filing.

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
     Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If the events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2005, we had 65 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and otherwise have a material adverse effect on our business.
Our international operations are subject to increased risks which could harm our business, operating results and financial condition.
     In May 2005, we began operations in the U.K. Our plan is to expand into other European countries in 2006. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. We also compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first nine months of 2005, the sale prices of our common stock on the NASDAQ National Market ranged from $21.31 to $99.75 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.
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
     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights, among other reasons, in that the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional approximately 4,080,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in the our earnings per share, which could adversely affect the market price of the common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $61,000 for these cash payments for the three months ended September 30, 2005 and $1,191,000 for the nine months ended September 30, 2005 of which $6,000 remains as a liability as of September 30, 2005. The liability is based on the number of actual requests received from former stockholders through September 30, 2005 for claims which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,080,000 shares had not submitted claims under the program as of September 30, 2005.
Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
     We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement. We are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.
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
Item 4. Controls and Procedures
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2005.
     During the quarter ended September 30, 2005, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 11, 2005.

TRAVELZOO INC. (Registrant)

By:	/s/ Ralph Bartel

Ralph Bartel
Chairman of the Board,
Chief Executive Officer, and
Chief Financial Officer

By:	/s/ Lisa Su

Lisa Su
Controller (Chief Accounting Officer)