Form 10-K
period 2005-12-31
TRAVELZOO INC
filed 2006-03-16
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.01 Par Value
(Title of Class)
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑
      As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ National Market, was $114,734,711.
      The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2006 was 16,143,685.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 5, 10, 11, 12, 13, and 14.

TRAVELZOO INC.

Forward-Looking Statements
      The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo Inc. and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this Report in Part II Item 1A and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.
PART I

Item 1.	Business
Overview
      Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. We publish travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.
      Our publications include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.
      More than 500 companies purchase our advertising services, including American Airlines, ATA, Avis Rent A Car, British Airways, Caesars Entertainment, Delta Air Lines, Expedia, Fairmont Hotels & Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Vanguard Rent-A-Car.
      Our revenues are generated from advertising sales. Our revenues have grown rapidly since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $50.8 million for the year ended December 31, 2005.
      We have two operating segments based on geographic regions: North America and Europe. North America consists of our U.S. operations. Europe consists of our U.K. operations which began in May 2005. For the year ended December 31, 2005, European operations were 1% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 6 “Significant Customer Information and Segment Reporting,” to the accompanying consolidated financial statements, which Note is hereby incorporated by reference.
      Our principal business office is located at 590 Madison Avenue, 21st Floor, New York, New York 10022.
      Travelzoo is controlled by Ralph Bartel, who holds beneficially approximately 78% of the outstanding shares.

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
      During January 2001, the board of directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. As of December 31, 2005, there were 16,250,479 shares of common stock outstanding, and earnings per share calculations reflect that number of outstanding shares.
      In October 2004, the Company announced a program under which it would make cash payments to persons who establish that they were stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. See Note 2 to the accompanying consolidated financial statements.
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
      In May 2005, we incorporated Travelzoo (Europe) Limited as a wholly-owned subsidiary in the U.K. and began operations in the U.K.
      Travelzoo is listed on the NASDAQ National Market under the symbol “TZOO.”

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
Problems Travel Companies Face and Limitations of Newspaper Advertising
      We believe that travel companies often face the challenge of being able to effectively and quickly market and sell their excess inventory (i.e. airline seats, hotel rooms, or cruise cabins that are likely to be unfilled). The success of marketing excess inventory can have a substantial impact on a travel company’s profitability. Almost all costs of travel services are fixed. That is, the costs do not vary with sales. A relatively small amount of unsold inventory can have a significant impact on the profitability of a travel company.
      Our management believes that travel companies need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because travel services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the travel service has become worthless is very short. The solution must be flexible, because the travel industry is dynamic and the demand for excess inventory is difficult to forecast. It is difficult for travel companies to price excess inventory and to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective because excess inventory is often sold at highly discounted prices, which lowers margins.
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
Our Products and Services
      We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of Internet users. Our publications include the Travelzoo Web sites, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. The Company also operates SuperSearch, a pay-per-click travel search engine. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.
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
      The following table presents an overview of our products:

Publication
Publication	Content	Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits

Travelzoo Web sites	Web sites in the U.S. and in the U.K. listing thousands of outstanding sales and specials from more than 500 travel companies	24/7	3.9 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week’s most outstanding deals from selected travel companies	Weekly	9.4 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel offer	Within 2 hours of an offer being identified	6.4 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in- time

SuperSearch	Travel search engine using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	3.6 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by identifying the sites most likely to have great rates for a specific itinerary

*	For Travelzoo Web sites, reach information is based on comScore Media Metrix, 12/2005. For Top 20, Newsflash, and SuperSearch, reach/usage information is based on internal Travelzoo statistics as of December 31, 2005.
      In 2005, 99% of our total revenues were generated from our U.S. operations, and 1% of our total revenues were generated from our U.K. operations.
Benefits to Travel Companies
      Key features of our solution for travel companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel companies to advertise special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel companies fast access to millions of travel shoppers.

•	National Reach. We offer access to Internet users across the U.S. and across the U.K.
Benefits to Consumers
      Our Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), our Travelzoo Top 20 newsletter, Newsflash, and our SuperSearch search engine provide consumers information on current special offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk) and our Travelzoo Top 20 e-mail newsletter aggregate information on current special offers from more than 500 travel companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies to update their listings on a real-time basis.

•	Reliable Information. We operate a Test Booking Center to check the availability of travel deals included in the Travelzoo Top 20 before publishing.

•	Search tools. We provide consumers with the ability to search for specific special offers.
Growth Strategy
      Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brand within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertising Clients. We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing.”

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service.

•	Replicate Business Model in Foreign Markets. We believe that there is an opportunity to replicate our business model in selected foreign markets. We believe that there will be an additional market opportunity for us. In addition, we believe that we would strengthen our strategic position if we offered global advertising solutions to existing and new clients.

Clients
      As of December 31, 2005, our client base included more than 500 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines	Interstate Hotels & Resort
Apple Vacations	JetBlue Airways
ATA	Kimpton Hotels
Avis Rent A Car	Liberty Travel
British Airways	Lufthansa
Budget Rent A Car	Marriott Hotels
Caesars Entertainment	Pleasant Holidays
CheapTickets	Royal Caribbean
Delta Air Lines	Spirit Airlines
Dollar Rent A Car	Starwood Hotels & Resorts Worldwide
Expedia	Travelocity.com
Fairmont Hotels and Resorts	United Airlines
Funjet Vacations	US Airways
Hawaiian Airlines	Vanguard Rent-A-Car
Hilton Hotels	Virgin Atlantic
      For the year ended December 31, 2005, one client accounted for 15% of our revenues. For the year ended December 31, 2004, one client accounted for 12% of our revenues. For the year ended December 31, 2003, two clients accounted for 11% and 10% of our revenues, respectively. No other clients accounted for 10% or more of revenues in 2005, 2004, or 2003. Copies of the agreements with our largest client in 2005 were previously filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004. The agreements provided that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The agreements for 2005 were cancelable upon 90 days’ written notice. The payment terms were net 60 days with no discount for early payment. The agreements for 2005 expired as of December 31, 2005.
Sales and Marketing
      As of December 31, 2005, our advertising sales force consisted of a Senior Vice President of Sales, five advertising sales directors, and seven advertising sales managers. We intend to grow our advertising client base by expanding the size of our sales force.
      We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we utilize an online marketing program to acquire new subscribers for our e-mail publications. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.
Technology
      We have designed our technology to serve a large volume of Web traffic and send a large volume of e-mails in an efficient and scaleable manner.
      We co-locate our production servers with SAVVIS, a global provider of hosting, network, and application services. SAVVIS’s facility includes features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with SAVVIS will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our Web sites, our users are not required to download or upload large files from or to our Web sites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

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
      Privacy Concerns. Government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when using Internet sites or e-mail services. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to any regulations which may be adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. The European Union (the “EU”) has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the U.S. The directive may adversely affect our operations in Europe.
      Anti-Spam Legislation. In December 2003, the CAN-SPAM Act of 2003, a new federal anti-spam law, was enacted. This new law pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this new law will, on an overall basis, benefit our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so.
      Domain Names. Domain names are the user’s Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We own the domain names for travelzoo.com, travelzoo.net, travelzoo.org, travelzoo.ca, travelzoo.co.uk, travelzoo.de, weekend.com, and weekends.com, and have registered “Travelzoo” as a trademark in both the United States and in the European Community. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose its value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.
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
      On June 21, 1999, Mr. Bartel, our founder, filed with the United States Patent and Trademark Office (“PTO”) to register the trademark “Travelzoo” for “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely making reservations and booking for transportation,” “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely making reservations and booking for temporary lodging,” and “promoting the goods and services of others through the offer of travel goods and services and shopping club services, namely providing information on travel goods and services to members.” On January 22, 2001, Mr. Bartel, who filed the trademark application as an individual, transferred the ownership of the pending trademark “Travelzoo” to Travelzoo Inc. The mark was registered by the PTO on January 23, 2001.
      On March 18, 2002, we filed with the PTO to register the trademark “Top 20” for “promoting the goods and services of others through the offer of travel goods and services and shopping club services, namely providing information on travel goods and services to members,” “providing information and news in the field of travel via an on-line global communications network and travel agency services namely making reservations and booking for transportation,” and “providing information and news in the field of travel via an on-line global communications network and travel agency services, namely, making reservations and booking for temporary travel lodging.” The mark was registered by the PTO on May 13, 2003.
      On September 26, 2002, we filed with the Office for Harmonization in the Internal Market (“OHIM”) of the European Community to register the trademark “Travelzoo” for “promoting the goods and services of others through the offer of travel goods and services, shopping club services and information on travel goods and services to members,” “providing information and news in the fields of travel and transportation via an on-line global communications network and making reservations and bookings for travel and transportation,” and “providing information and news in the field of temporary accommodation via an on-line global communications network and making reservations and bookings for temporary accommodation.” The mark was registered on May 11, 2004.

Employees
      As of December 31, 2005, we had 70 employees, of whom 23 worked in sales and marketing, 33 in production, 5 in network operations and software engineering and 9 were involved in finance, administration, and corporate operations. None of our employees is represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.
Internet Access to Other Information
      We make available free of charge, on or through our Web site (www.travelzoo.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). Information included on our Web site does not constitute part of this Annual Report on Form 10-K.
      Item 1A.     Risk Factors
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
      Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. If our new U.K. operations and our expected expansion into other European countries in 2006 incur significant losses, this will result in a significant negative impact on our results of operations. In this case, the value of the shares of Travelzoo could be reduced.

Fluctuations in our operating results may negatively impact our stock price.
      Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our expansion efforts in Europe;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period.
      In addition, we may significantly increase our operating expenses related to advertising campaigns for Travelzoo for a certain period if we see a unique opportunity for a brand marketing campaign or if we find it necessary to respond to increased brand marketing by a competitor.
      If revenues fall below our expectations in any quarter and we are unable to quickly reduce our operating expenses in response, our operating results would be lower than expected and our stock price may fall.

We depend on one client for a substantial part of our revenues.
      In the fiscal year ended December 31, 2005, one client accounted for 15% of our revenues. The loss of this client may result in a significant decrease in our revenues, which could have a material adverse effect on our business. Copies of the agreements with our largest client in 2005 were previously filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004. The agreements provided that Travelzoo will be paid for the publication of ads on a cost-per-click basis. The agreements were cancelable upon 90 days’ written notice, and the payment terms were net 60 days with no discount for early payment. The agreements for 2005 expired on December 31, 2005.

Our business model may not be adaptable to a changing market.
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
      We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash flow generated from our operations and our retained earnings. However, these sources may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
      The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the demand for online advertising from travel companies. The last recession decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. In case of another recession, our business and financial condition could be materially adversely affected.

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
      We are vulnerable to coordinated attempts to overload our systems with data, which could result in denial or reduction of service to some or all of our users for a period of time. We have experienced denial of service attacks in the past, and may experience such attempts in the future. Any such event could reduce our revenue and harm our operating results and financial condition. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
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
      Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

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
      Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2005, we had 70 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

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
      Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Ralph Bartel, our Chairman, President, Chief Executive Officer and Chief Financial Officer. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.

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
      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2005, the sales price of our common stock on the NASDAQ National Market ranged from $16.61 to $99.75. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
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
      Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, is our largest stockholder, holding beneficially approximately 78% of our outstanding shares with options to increase his percentage ownership to 80% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
      We may be sued for defamation, negligence, copyright or trademark infringement or other legal claims relating to information that is published or made available in our products. These types of claims have been brought, sometimes successfully, against online services in the past. The fact that we distribute information via e-mail may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our business could be materially adversely affected. We do not carry general liability insurance.

Claims may be asserted against us relating to shares not issued in our 2002 merger.
      The merger of Travelzoo.com Corporation into the Company became effective on April 25, 2002. Stockholders of Travelzoo.com Corporation were allowed a period of two years following the effective date to receive shares in the Company. After April 25, 2004, two years following the effective date, we ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares which were issuable in the merger prior to the end of the two-year period. A total of 4,115,532 of our shares which had been reserved for issuance in the merger were not claimed.
      It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,079,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.
      On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $1.2 million for these cash payments for the year ended December 31, 2005, of which $11,000 remains as a liability as of December 31, 2005. The liability is based on the number of actual requests received from former stockholders through December 31, 2005 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,079,000 shares had not submitted claims under the program as of December 31, 2005.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
      We are obligated to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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

      The U.S. Patent and Trademark Office registered the trademark for “Travelzoo” on January 23, 2001. The Office for Harmonization in the Internal Market of the European Community registered the trademark for “Travelzoo” on May 11, 2004. If we are unable to protect our rights in the mark, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal offices are located in approximately 3,000 square feet of office space in New York, New York under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2007. Our West Coast offices are located in approximately 3,000 square feet of office space in Mountain View, California under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2007. Our Chicago offices are located in approximately 1,000 square feet of office space under an operating lease with Regus Business Centre that expires on December 31, 2007. Our Miami offices are located in approximately 1,000 square feet of office space under an operating lease with Regus Business Centre that expires on December 31, 2006. Our Las Vegas offices are located in approximately 1,000 square feet of office space under an operating lease with HQ Global Workplaces, Inc. that expires on December 31, 2007. Our London offices are located in approximately 1,000 square feet of office space under an operating lease with Regus Business Centre that expires on April 30, 2007. Our Munich offices are located in approximately 1,000 square feet of office space under an operating lease with Regus Business Centre that expires on December 31, 2007. We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.

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
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Since August 18, 2004, our common stock has been trading on the NASDAQ National Market under the symbol “TZOO.” From December 30, 2003 to August 17, 2004, our common stock was traded on the NASDAQ SmallCap Market under the symbol “TZOO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by NASDAQ.

	High	Low

2005:
Fourth Quarter	$26.30	$16.61
Third Quarter	$34.27	$21.31
Second Quarter	$56.70	$27.02
First Quarter	$99.75	$41.54
2004:
Fourth Quarter	$110.62	$49.88
Third Quarter	$76.58	$21.09
Second Quarter	$31.31	$7.61
First Quarter	$10.60	$7.10
      On February 28, 2006, the last reported sales price of the common stock on the NASDAQ National Market was $18.58 per share.
      As of February 21, 2006, there were approximately 125,194 stockholders of record.
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
      We did not purchase any of our equity securities in 2005. On February 13, 2006, the board of directors authorized the repurchase of up to 1 million shares of the Company’s outstanding common stock.

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

Consolidated Statement of Operations Data:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Revenues	$50,772	$33,679	$17,991	$9,848	$6,148
Income from operations	14,870	11,033	3,739	1,422	885
Net income	7,963	6,037	2,050	853	364
Net income per share — basic	$0.49	$0.36	$0.11	$0.04	$0.02
Net income per share — diluted	$0.45	$0.33	$0.10	$0.04	$0.02
Shares used in per share calculation — basic	16,249	16,879	19,425	19,425	19,425
Shares used in per share calculation — diluted	17,731	18,475	20,527	19,896	19,425
Consolidated Balance Sheet Data:

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Cash and cash equivalents	$24,469	$26,435	$3,522	$1,258	$610
Working capital	48,137	40,027	3,460	1,340	425
Total assets	55,452	43,257	6,726	3,240	2,131
Stockholder’s equity	48,533	40,263	3,841	1,791	938

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto appearing elsewhere in this report.
Overview
      Travelzoo Inc. is an Internet media company that publishes travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies. Our publications include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 500 travel companies purchase our advertising services.
      We have two operating segments based on geographic regions: North America and Europe. North America consists of our U.S. operations. Europe consists of our U.K. operations which began in May 2005. As of December 31, 2005, European operations were less than 5% of revenues.
      Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail product, and in SuperSearch, a pay-per-click travel search engine. Revenues are principally generated from our publications in the U.S. and from SuperSearch. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
      When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:

•	Growth of number of subscribers of the Company’s newsletters and page views of the homepages of the Travelzoo Web sites;

•	Operating margin;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s publications;

•	Revenue per employee as a measure of productivity.
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
      Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 2 to our audited consolidated financial statements for further details about our liabilities to former stockholders.

Results of Operations
      The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2005, 2004 and 2003.

	Year Ended
	December 31,

	2005	2004	2003

Revenues	100%	100%	100%
Cost of revenues	2	2	2

Gross profit	98	98	98

Operating expenses:
Sales and marketing	51	47	53
General and administrative	18	18	24

Total operating expenses	69	65	77

Income from operations	29	33	21
Interest income	2	—	—

Income before income taxes	31	33	21
Income taxes	15	15	10

Net income	16%	18%	11%

      For the year ended December 31, 2005, we reported income from operations of approximately $14.9 million. As of December 31, 2005, we had retained earnings of approximately $17.8 million. Our operating margin decreased to 29.3% for the year ended December 31, 2005 from 32.8% in 2004. Our operating margin decreased in 2005 because of losses from our wholly-owned subsidiary, Travelzoo (Europe) Limited, and additional expenses of approximately $1 million for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).
      Although our operating margin decreased for 2005 from 2004, we do not know if this trend will continue in the future. Increased competition in our industry could force us to increase our marketing expenditures and could limit our ability to increase our advertising rates. Further, losses from our strategy to replicate our business model in selected foreign markets may have a material adverse impact on our results of operations.
      Our loss from our European operations for the period from May 4, 2005 (inception) to December 31, 2005 was approximately $1.1 million.

Reach
      The following table sets forth the number of subscribers of each of our e-mail publications in both the U.S. and the U.K. as of December 31, 2005 and 2004 and the total number of page views for the homepage of the Travelzoo Web site in U.S. for the year ended December 31, 2005 and 2004 and the number of page views for the homepage of the Travelzoo Web site in the U.K. from November 9, 2005 to December 31, 2005. Management considers page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	Year Ended December 31,
			Year-over-Year
	2005	2004	Growth

Subscribers:
North America
Travelzoo Top 20	9,057,000	8,028,000	+13%
Newsflash	6,163,000	4,676,000	+32%
Europe
Travelzoo Top 20	295,000	N/A	N/A
Newsflash	206,000	N/A	N/A
Page views of homepages of Travelzoo Web sites:
North America	38,170,000	31,835,000	+20%
Europe*	268,000	N/A	N/A

*	From November 9 to December 31, 2005. No information available for period before November 9, 2005.
      Management believes that the increase in reach of its products in the year ended December 31, 2005 was in line with its strategy.
      The Company’s revenues for the year ended December 31, 2005 increased by 51% from the previous year. In the year ended December 31, 2005, 68% of revenues were generated from the Travelzoo Web site and the Travelzoo Top 20 newsletter. The number of subscribers of the Travelzoo Top 20 newsletter in North America increased by 13%. Page views of the homepage of the Travelzoo Web site in North America increased by 20%. Management believes that the data for the year ended December 31, 2005 shows that the Company was able to generate higher revenues as reach increased.

Revenues
      Our total revenues increased to $50.8 million for the year ended December 31, 2005 from $33.7 million for the year ended December 31, 2004. This represents an increase of 51%. Total revenues for the year ended December 31, 2004 increased to $33.7 million from $18.0 million for the year ended December 31, 2003. This represented an increase of 87%.
      Our revenues from operations in the U.K. for the period from May 4, 2005 (inception) to December 31, 2005, were approximately $758,000.
      Approximately 68% of our revenue growth in the year ended December 31, 2005 compared to the year ended December 31, 2004 came from our new product, SuperSearch. Approximately 4% of our revenue growth in the year ended December 31, 2005 compared to the year ended December 31, 2004 came from our operations in the U.K. The remaining 28% came from our other products (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, and Newsflash) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 26% of this revenue growth in the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributed to an increase in our advertising rates. Due to the increase in the reach of our publications, we increased the prices for advertising placements on average by approximately 15% as of January 1, 2005. The remaining 2% of our revenue growth from our other products in the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.
      In the year ended December 31, 2005, one client accounted for 15% of our total revenues. In the year ended December 31, 2004, one client accounted for 12% of our total revenues. In the year ended December 31, 2003, our two largest clients accounted for 11% and 10% of our revenues, respectively. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2005, 2004, or

2003. The increase in our concentration of revenues is primarily the result of our new SuperSearch product. SuperSearch listings are primarily purchased by large online travel agencies. There is a high concentration in the online travel agency segment. Management expects revenue concentration to remain at the current level in the foreseeable future.
      Management believes that our ability to increase revenues in the future depends mainly on four factors:

•	Growth of the online advertising market for travel in the U.S. and in other countries where we do business;

•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients; and

•	Our ability to increase the number of clients.
      We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We have historically increased the number of clients in each year since inception. We do not know if we will be able to increase the number of clients in the future.
      Average revenue per employee increased to $725,000 for the year ended December 31, 2005 and to $678,000 for the year ended December 31, 2004 from $461,000 for the year ended December 31, 2003.

Cost of Revenues
      Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment and salary expenses associated with network operations staff. Our cost of revenues increased to $878,000 for the year ended December 31, 2005 and to $695,000 for the year ended December 31, 2004 from $399,000 for the year ended December 31, 2003. As a percentage of revenue, cost of revenues was 2% for the years ended December 31, 2005, 2004, and 2003. Cost of revenues remained at the same percentage of revenues because we did not need to increase our network operations staff significantly, and we did not have increases in fees for co-location services to support the increase in revenues.

Operating Expenses

Sales and Marketing
      Sales and marketing expenses consist primarily of advertising and promotional expenses, public relations expenses, conference expenses, and salary expenses associated with sales and marketing staff. Sales and marketing expenses increased to $25.9 million for the year ended December 31, 2005 and to $15.7 million for the year ended December 31, 2004 from $9.6 million for the year ended December 31, 2003. The increase in sales and marketing expenses in both years was primarily due to increases in our advertising campaigns. The goal of our advertising campaigns was to acquire new subscribers for our e-mail products, promote SuperSearch and increase brand awareness for Travelzoo. For the years ended December 31, 2005, 2004, and 2003, advertising expenses accounted for 78%, 75%, and 71% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising. The increase in sales and marketing expenses in the years ended December 31, 2005 and 2004 was also due to an increase of our sales force and our decision to hire more experienced sales personnel.
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

General and Administrative
      General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, payments made to former stockholders of Travelzoo.com Corporation, amortization of intangible assets and general office expense. General and administrative expenses increased to $9.1 million for the year ended December 31, 2005 and to $6.2 million for the year ended December 31, 2004 from $4.3 million for the year ended December 31, 2003. In 2005, general and administrative expenses increased primarily due to expenses of $1.0 million dollars for SOX compliance and also due to an increase of $536,000 in expenses for office space as headcount grew and with expansion to foreign markets. In 2004, general and administrative expenses increased primarily due to expenses of $1.2 million for cash payments made to former stockholders of Travelzoo.com Corporation and also due to increases in expenses for office space and legal and professional services. General and administrative expenses in 2003 include $328,000 of expenses paid by the Company for a secondary offering of common stock which was intended primarily to allow the Company to satisfy the listing requirements of the NASDAQ SmallCap Market.
      We expect that expenses related to SOX compliance will decrease in future periods.
      We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
      Our strategy to replicate our business model in foreign markets could result in a significant increase in our general and administrative expenses.
      The Company recorded expenses of $1.2 million in each of the years ended December 31, 2005 and 2004, respectively, related to a program under which we make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid requests received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods due to the expected decrease in the number of actual valid requests received.

Subscriber Acquisition
      The table set forth below provides for each quarter in 2003, 2004, and 2005, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service.
      The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
North America:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Europe:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
      In North America, we have noted a general trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs for North America in Q3 2004 and Q4 2005 reflect the effect of new advertising campaigns which were tested at that time. We do not consider these declines in new subscriber costs to be indicative of a longer-term trend or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.
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

Interest Income
      Interest income consists primarily of interest earned on cash, cash equivalents and investments. Our interest income increased to $961,000 for the year ended December 31, 2005 from $126,000 for the year ended December 31, 2004 primarily as a result of increased interest income due to increased cash and short term investments from the issuance of common stock in a private placement transaction in 2004 and also from higher interest rates.

Income Taxes
      For the year ended December 31, 2005, we recorded an income tax provision of $7.9 million. For the years ended December 31, 2004 and 2003, we recorded income tax provisions of $5.1 million and $1.7 million, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income. Our effective tax rate fluctuated in years prior to 2004 because merger expenses and stock offering costs reported as expenses in the consolidated financial statements were not deductible for tax purposes and thereby increased the effective tax rate for financial reporting purposes in those periods. The effective tax rate increased in 2005 and 2004 because the expenses related to the program to make cash payments to former stockholders were treated as non tax deductible expenses for financial statement reporting purposes. In addition, the losses in 2005 from our Travelzoo (Europe) Ltd operations were treated as having no recognizable tax effect which also increased our effective tax rate. The effective tax rates for 2005, 2004, and 2003 were 50%, 46%, and 45%, respectively.
      We expect the effective tax rate in future periods to fluctuate depending on the timing and amounts of expenses of payments to former stockholders and the results of our European operations.
      During the years ended December 31, 2005 and 2004, the Company realized tax benefits of $434,825 and $1,931,924, respectively, upon the exercises of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.
Liquidity and Capital Resources
      As of December 31, 2005 we had $44.4 million in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased from $36.5 million on December 31, 2004 primarily as a result of cash provided by operating activities and financing activities explained below. Cash, cash equivalents and short-term investments increased to $36.5 million on December 31, 2004 from $3.5 million on December 31, 2003 primarily as a result of cash provided by financing explained below. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs for at least the next 12 months.
      Net cash provided by operating activities in the year ended December 31, 2005 was $8.1 million. Net cash provided by operating activities in the year ended December 31, 2004 was $4.5 million. Net cash provided by operating activities in the year ended December 31, 2003 was $2.4 million. In the year ended December 31, 2005, net cash provided by operating activities resulted primarily from net income and a net increase in accrued expenses and accounts payable offset by an increase in accounts receivable and a decrease in deferred income taxes. In the year ended December 31, 2004, net cash provided by operating activities resulted primarily from net income and a net increase in accrued expenses and tax benefit of stock options exercises offset by an increase in accounts receivable and a decrease in income tax payable. The tax benefit of stock options resulted from exercises during 2004 of stock options by directors. The increase in accounts receivable resulted from higher revenues during 2004 and greater days of sales outstanding relating to a higher mix of variable fee advertising, which has a longer collection period than fixed fee advertising because it is billed in arrears while fixed fee advertising is billed in advance. In the year ended December 31, 2003, net cash provided by operating activities resulted primarily from net income and a net increase in income tax payable and accrued expenses offset by an increase in accounts receivable. The increase in accounts receivable resulted from higher revenues during 2003. The increase in taxes payable was the result of higher income tax expense in 2003, and the increase in accrued liabilities was the result of higher operating expenses in 2003.
      Net cash used in investing activities was $10.0 million, $10.1 million and $120,000 during the years ended December 31, 2005 2004 and 2003, respectively. In 2005 and 2004, net cash was used primarily for purchases of short-term investments of $49.5 million and $10.0 million, respectively. In 2005, net cash used in investing activities was offset by sale of short-term investments of $39.7 million. In 2003, net cash was used in investing activities primarily for the purchases of property and equipment.

      Net cash used in by financing activities was $89,000 for the year ended December 31, 2005. Net cash provided by financing activities was $28.5 million in the year ended December 31, 2004. The net cash used in the year ended December 31, 2005 was due primarily to additional costs from the issuance of common stock in 2004 offset by proceeds from stock option exercises. The net cash provided in the year ended December 31, 2004 was due primarily to the proceeds from issuance of common stock in a private placement transaction and upon exercises of stock options by directors. There were no cash flows related to financing activities in the year ended December 31, 2003.
      Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.4 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of requests ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
      We expect that cash on hand will be sufficient to finance the expansion of our European operations.
      The following summarizes our principal contractual commitments as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Operating leases	$1,753	$1,448	$—	$—	$—	$3,201
Purchase obligations	114	8	—	—	—	122

Total commitments	$1,867	$1,456	$—	$—	$—	$3,323

      As of December 31, 2005, we have recorded a liability of $11,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation based on claims received as of December 31, 2005. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which replaces Accounting Principles Board No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements.

SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.
      In December 2004, FASB issued SFAS 123R, Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although there are currently no unvested stock-based compensation awards outstanding as of December 31, 2005, the Company may grant such instruments in the future. As a result, the adoption of SFAS No. 123R could have a significant impact on the Company’s consolidated statement of operations and net income per share if stock based awards are made in future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
      Our U.K. operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Further, we are exposed to foreign currency risk associated with fluctuations of the British Sterling Pound as the financial position and operating results of our U.K. subsidiary will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.

Item 8.	Consolidated Financial Statements
TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:
      We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Travelzoo Inc.’s internal control over financial reporting as of December 31, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:
      We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Travelzoo Inc. (“the Company”) maintained effective internal controls over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Travelzoo Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Travelzoo Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Travelzoo Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 15, 2006

TRAVELZOO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$24,468,732	$26,434,989
Short term investments	19,887,487	10,031,738
Accounts receivable, less allowance for doubtful accounts of $418,448 and $127,547 as of December 31, 2005 and December 31, 2004, respectively	9,020,363	5,327,279
Deposits	27,816	163,130
Prepaid expenses and other current assets	631,331	674,208
Deferred tax assets	1,019,942	390,895

Total current assets	55,055,671	43,022,239
Deposits, less current portion	189,674	—
Deferred tax assets, less current portion	28,232	43,237
Property and equipment, net	158,767	108,399
Intangible assets, net	19,887	83,563

Total assets	$55,452,231	$43,257,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,372,650	$439,425
Accrued expenses	3,393,842	2,464,269
Deferred revenue	295,878	91,137
Income tax payable	856,362	—

Total liabilities	6,918,732	2,994,831

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 16,250,479 shares outstanding as of December 31, 2005 and 16,233,204 shares reported as outstanding as of December 31, 2004	162,505	162,332
Accumulated other comprehensive loss	(37,771)	—
Additional paid-in capital	30,645,464	30,299,991
Retained earnings	17,763,301	9,800,284

Total stockholders’ equity	48,533,499	40,262,607

Total liabilities and stockholders’ equity	$55,452,231	$43,257,438

See accompanying notes to consolidated financial statements

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

Revenues	$50,772,141	$33,679,232	$17,991,241
Cost of revenues	878,102	694,713	399,039

Gross profit	49,894,039	32,984,519	17,592,202

Operating expenses:
Sales and marketing	25,914,652	15,730,623	9,564,384
General and administrative	9,109,332	6,220,573	4,288,985

Total operating expenses	35,023,984	21,951,196	13,853,369

Income from operations	14,870,055	11,033,323	3,738,833
Interest income	960,772	126,499	13,192
Loss on foreign currency	(14,692)	—	—

Income before income tax expense	15,816,135	11,159,822	3,752,025
Income tax expense	7,853,118	5,122,445	1,701,899

Net income	$7,963,017	$6,037,377	$2,050,126

Net income per share:
Basic net income per share	$0.49	$0.36	$0.11

Diluted net income per share	$0.45	$0.33	$0.10

Shares used in computing basic net income per share	16,249,231	16,879,227	19,425,147

Shares used in computing diluted net income per share	17,730,876	18,474,775	20,526,951

See accompanying notes to consolidated financial statements

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004, and 2003

	Common Stock		Additional	Accumulated Other		Total
			Paid-In	Comprehensive	Retained	Stockholders
	Shares	Amount	Capital	Loss	Earnings	Equity

Balances, December 31, 2003	19,425,147	$194,251	$(116,078)	$—	$3,762,907	$3,841,080
Reduction of reported shares outstanding upon expiration of merger exchange period	(4,115,532)	(41,155)	41,155	—	—	—
Proceeds from exercises of options	173,589	1,736	369,031	—	—	370,767
Tax benefit of non-qualified stock options exercise	—	—	1,931,924	—	—	1,931,924
Recovery of profit from purchase and sale of stock by employees	—	—	34,390	—	—	34,390
Proceeds from issuance of common stock, net of related issuance costs	750,000	7,500	28,039,569	—	—	28,047,069
Comprehensive income:
Net income	—	—	—	—	6,037,377	6,037,377

Total comprehensive income	—	—	—	—	—	6,037,377

Balances, December 31, 2004	16,233,204	162,332	30,299,991	—	9,800,284	40,262,607
Proceeds from exercises of options	17,275	173	34,377	—	—	34,550
Tax benefit of non-qualified stock options exercise	—	—	434,825	—	—	434,825
Additional issuance costs related to Q4 2005	—	—	(123,729)	—	—	(123,729)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(37,771)	—	(37,771)
Net income	—	—	—	—	7,963,017	7,963,017

Total comprehensive income	—	—	—	—	—	7,925,246

Balances, December 31, 2005	16,250,479	$162,505	$30,645,464	$(37,771)	$17,763,301	$48,533,499

See accompanying notes to consolidated financial statements

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$7,963,017	$6,037,377	$2,050,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,957	161,329	163,284
Deferred income taxes	(676,440)	(181,310)	(139,455)
Provision for losses on accounts receivable	317,301	121,088	15,534
Loss on disposal of property and equipment	—	—	415
Tax benefit of stock option exercises	434,825	1,931,924	—
Accrued income for short-term investments	(48,682)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,018,747)	(3,078,452)	(1,074,050)
Deposits	(55,106)	(23,519)	(52,349)
Prepaid expenses and other current assets	40,489	(542,590)	(16,709)
Accounts payable	1,940,172	215,798	(218,722)
Accrued expenses	937,500	1,135,732	780,857
Deferred revenue	204,799	68,825	3,133
Income tax payable	918,760	(1,310,874)	871,442

Net cash provided by operating activities	8,124,845	4,535,328	2,383,506

Cash flows from investing activities:
Purchases of property and equipment	(155,707)	(39,776)	(120,142)
Purchases of short-term investments	(49,500,165)	(10,031,738)	—
Sales of short-term investments	39,693,099	—	—
Purchases of intangible assets	—	(2,688)	—

Net cash used in investing activities	(9,962,773)	(10,074,202)	(120,142)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of related costs	(123,729)	28,047,069	—
Proceeds from stock option exercises	34,550	370,767	—
Recovery of profit from purchase and sale of stock by employees	—	34,390	—

Net cash provided by (used in) financing activities	(89,179)	28,452,226	—

Effect of exchange rate changes on cash	(39,150)	—	—

Net increase (decrease) in cash and cash equivalents	(1,966,257)	22,913,352	2,263,364
Cash and cash equivalents at beginning of year	26,434,989	3,521,637	1,258,273

Cash and cash equivalents at end of year	$24,468,732	$26,434,989	$3,521,637

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$7,175,972	$4,682,705	$969,912

See accompanying notes to consolidated financial statements

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

(1)	Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation
      Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. Travelzoo’s products include the Travelzoo Web sites (www.travelzoo.com and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail product, and the SuperSearch pay-per-click travel search engine.
      Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 78% of the outstanding shares as of December 31, 2005.
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period.
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
      During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2005, there were 16,250,479 shares of common stock outstanding.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,079,000 shares of common stock for no additional payment.
      On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $1.2 million for the year ended December 31, 2005 of which $11,000 remains as a liability as of December 31, 2005. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,079,000 shares had not submitted claims under the program.
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

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Revenue Recognition
      All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in the U.S. on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash and in SuperSearch. Revenues generated from the Company’s operations in the U.K. were approximately $758,000 during the period from May 4, 2005 (inception) to December 31, 2005.
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
      Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers an insertion order signed by the client or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. The Company conducts a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection. Collection is deemed not reasonably assured when a client is perceived to be in financial distress, which may be evidenced by weak industry condition, bankruptcy filing, or previously billed amounts that are past due.
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

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,

	2005	2004	2003

Basic net income per share:
Net income	$7,963,017	$6,037,377	$2,050,126

Weighted average common shares	16,249,231	16,879,227	19,425,147

Basic net income per share	$0.49	$0.36	$0.11

Diluted net income per share:
Net income	$7,963,017	$6,037,377	$2,050,126

Weighted average common shares	16,249,231	16,879,227	19,425,147
Effect of dilutive securities — stock options	1,481,645	1,595,548	1,101,804

Weighted average common and potential common shares	17,730,876	18,474,775	20,526,951

Diluted net income per share	$0.45	$0.33	$0.10

(d)	Use of Estimates
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(e)	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2005	2004

Computer hardware and software	$351,564	$323,746
Office equipment	351,859	226,587

	703,423	550,333
Less accumulated depreciation	544,656	441,934

Total	$158,767	$108,399

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 years for all classifications of property and equipment.

(f)	Intangible Assets
      Intangible assets consist of the following:

	December 31,

	2005	2004

Acquired amortized intangible assets:
Internet domain names	$347,904	$347,547
Less accumulated amortization	328,017	263,984

Total	$19,887	$83,563

      Intangible assets have an useful life of 5 years.
      Amortization expense was $64,033, $65,920 and $65,500 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Future amortization expense related to intangible assets at December 31, 2005 is as follows:

Year ended December 31,
2006	$18,632
2007	538
2008	538
2009	179

$19,887

(g)	Cash Equivalents and Short-Term Investments
      Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase. As of December 31, 2005 and 2004, cash equivalents are comprised of $19.2 million and $25.1 million, respectively, held in money market accounts.
      Short-term investments consist of highly liquid investments with remaining maturities of greater than three months on date of purchase and less than one year as of December 31, 2005 and 2004. Short-term investments as of December 31, 2005 and 2004 are comprised of U.S. Treasury bonds in the amounts of $19.9 million and $10.0 million, respectively, which are classified as held-to-maturity and carried at amortized cost, which approximated the fair value of these investments due to their short maturities. There were no material unrealized losses as of December 31, 2005 or 2004.

(h)	Advertising Costs
      Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $20.3 million, $11.8 million and $6.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, $-0-, $-0- and $429,296, respectively, of advertising services were purchased from the Company’s clients under non-barter arrangements.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(j)	Comprehensive Income
      Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

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
      The Company did not grant any stock-based compensation awards to employees or directors during the years ended December 31, 2005, 2004 and 2003. All previously granted awards were fully vested as of January 1, 2003.

(m)	Web Site Development Costs
      The Company accounts for Web site development costs in accordance with EITF Issue No. 00-02, Accounting for Website Development Costs. Internal Web site development costs that qualify for capitalization have been immaterial for the years ended December 31, 2005, 2004 and 2003.

(n)	Foreign Currency
      All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).
      Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which replaces Accounting Principles Board No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.
      In December 2004, FASB issued SFAS 123R, Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although there are currently no unvested stock-based compensation awards outstanding as of December 31, 2005, the Company may grant such instruments in the future. As a result, the adoption of SFAS No. 123R could have a significant impact on the Company’s consolidated statement of operations and net income per share if stock based awards are made in future periods. The Company will adopt SFAS 123R on January 1, 2006 using the modified prospective method.

(2)	Commitments and Contingencies
      The Company leases office space in the U.S., in the U.K. and in Germany under operating leases which expire between December 31, 2006 and December 31, 2007. The future minimum rental payments under these operating leases as of December 31, 2005, total $1,753,468 and $1,447,706 for 2006 and 2007, respectively. Rent expense was $1,570,434, $1,132,516, and $885,816 for the years ended December 31, 2005, 2004, and 2003, respectively.
      It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,079,000 shares of common stock for no additional payment.
      On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $1.2 million for the year ended December 31, 2005 of which $11,000 remains as a liability as of December 31, 2005. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,079,000 shares had not submitted claims under the program.

(3)	Allowance for Doubtful Accounts and Accrued Expenses
      The details of changes to the allowance for doubtful accounts are as follows:

Balance at December 31, 2002	$55,925
Additions — charged to costs and expenses, net	15,534

Balance at December 31, 2003	71,459
Additions — charged to costs and expenses, net	121,088
Deductions — write-offs	(65,000)

Balance at December 31, 2004	127,547
Additions — charged to costs and expenses, net	317,301
Deductions — write-offs	(26,400)

Balance at December 31, 2005	$418,448

      The details of accrued expenses as of December 31, 2005 and 2004 were as follows:

	December 31,

	2005	2004

Liability to former stockholders	$—	$525,467
Accrued compensation expense	199,486	104,592
Accrued advertising expense	2,846,799	1,460,127
Accrued professional services expense	148,687	146,904
Other accrued expenses	198,870	227,179

Total accrued expenses	$3,393,842	$2,464,269

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Income Taxes
      Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the last table of this footnote.

	Current	Deferred	Total

2005:
Federal	$6,535,844	$(595,284)	$5,940,560
State	1,993,714	(81,156)	1,912,558

	$8,529,558	$(676,440)	$7,853,118

2004:
Federal	$4,116,617	$(348,285)	$3,768,332
State	1,367,429	(13,316)	1,354,113

	$5,484,046	$(361,601)	$5,122,445

2003:
Federal	$1,342,087	$(127,594)	$1,214,493
State	499,267	(11,861)	487,406

	$1,841,354	$(139,455)	$1,701,899

      During 2005 and 2004, an income tax benefit of $434,825 and $1.9 million was recorded in stockholders’ equity for the tax benefit of stock option exercises.
      Income tax expense for the years ended December 31, 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	2005	2004	2003

Federal tax at statutory rates	$5,535,647	$3,794,340	$1,275,097
State taxes, net of federal income tax benefit	1,243,163	893,714	321,688
Foreign loss	397,052	—	—
Non-deductible expenses and other	677,256	434,391	105,114

Total income tax expense	$7,853,118	$5,122,445	$1,701,899

      Losses incurred in the foreign subsidiary were treated as having no recognizable tax effect.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2005, and 2004, are as follows:

	2005	2004

Deferred tax assets:
Accruals and allowances	$360,997	$126,597
State income taxes	618,574	250,362
Intangible assets	100,265	75,987

Gross deferred tax assets	$1,079,836	$452,946

Deferred tax liabilities:
Property and equipment	$(31,662)	$(18,814)

Gross deferred tax liabilities	(31,662)	(18,814)

Net deferred tax assets	$1,048,174	$434,132

      No valuation allowance has been recorded for the deferred tax assets because management believes that the Company is more likely than not to generate sufficient future taxable income to realize the related tax benefits.

(5)	Stockholders’ Equity
      As of December 31, 2005 the authorized capital stock of Travelzoo Inc. comprised 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2005, there were 16,250,479 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.
      As described in note 1(a), as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of December 31, 2005, and expire in January 2011.
      In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of December 31, 2005, 42,725 options are vested and remain outstanding.
      In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options were exercised during the year ended December 31, 2004. None of these options were exercised during the year ended December 31, 2005. As of December 31, 2005, 10,000 options are vested and remain outstanding.
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
      In October 2004, the Company completed a private placement offering of 750,000 newly-issued shares of common stock for gross proceeds of $30.0 million to a group of investors. The proceeds from the offering were intended to be used for general corporate purposes, including new product development and marketing expenditures, and potential acquisitions or strategic investments. In 2005, the Company incurred issuance costs of $123,729 related to the registration of these shares of common stock with the SEC.
      The following table presents the activity related to stock options granted by the Company for the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,

	2005	2004	2003

Outstanding at beginning of year	2,228,349	2,401,938	2,401,938
Granted	—	—	—
Exercised	17,275	173,589	—
Cancelled	—	—	—

Outstanding at end of year	2,211,074	2,228,349	2,401,938

Exercisable at end of year	2,211,074	2,228,349	2,401,938
Weighted-average fair value of options granted during the year	—	—	—
      The following table summarizes information about stock options outstanding as of December 31, 2005:

	Shares	Weighted-Average
	Outstanding and	Remaining	Weighted-Average
Exercise Price	Exercisable	Contractual Life	Exercise Price

$1.00	2,158,349	6.08 years	$1.00
$2.00	42,725	6.83 years	2.00
$3.00	10,000	7.25 years	3.00

	2,211,074	6.30 years	$1.03
(6) Significant Customer Information and Segment Reporting
      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within a company for making operational decisions and assessing performance. The Company has two operating segments: North America and Europe. North America consists of the Company’s U.S. operations. Europe consists of the Company’s U.K. operations. The Company began operations in the U.K. in May 2005. As of and for the year ended December 31, 2005, assets and revenues in Europe were not material, being less than 5% of consolidated revenues and assets of the Company.
      Significant customer information is as follows:

				Percent of
	Percentage of			Accounts
	Total Revenue			Receivable

	Year Ended December 31,			December 31,

Customer	2005	2004	2003	2005	2004

A	15%	12%	*	13%	19%
B	*	*	10%	*	13%
C	*	*	11%	*	11%

All of the above customers are located in the United States of America.

*	Less than 10%
      For the year ended December 31, 2005, 99% of sales were made in the United States of America. All sales during the years ended December 31, 2004 and 2003 were made in the U.S. As of December 31, 2005, 99% of all tangible assets were located in the U.S. All tangible assets as of December 31, 2004 were located in the U.S.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Unaudited Quarterly Information
      The following represents unaudited quarterly financial data for 2005 and 2004.

	Quarters Ended

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(In thousands)
Revenues	$13,901	$13,384	$12,258	$11,228	$10,509	$9,507	$7,201	$6,462
Cost of revenues	249	225	224	179	166	183	166	179

Gross profit	13,652	13,159	12,034	11,049	10,343	9,324	7,035	6,283
Operating expenses:
Sales and marketing	7,632	7,101	6,152	5,030	4,268	4,339	3,667	3,457
General and administrative	2,496	1,878	2,127	2,608	2,348	1,657	1,101	1,115

Total operating expenses	10,128	8,979	8,279	7,638	6,616	5,996	4,768	4,572
Income from operations	3,524	4,180	3,755	3,411	3,727	3,328	2,267	1,711
Interest income	304	279	218	160	106	9	6	5
Foreign currency gain (loss)	(6)	(4)	(4)	—	—	—	—	—

Income before income taxes	3,822	4,455	3,969	3,571	3,833	3,337	2,274	1,716
Income tax expense	2,168	2,156	1,791	1,739	2,104	1,371	940	707

Net income	$1,654	$2,299	$2,178	$1,832	$1,729	$1,966	$1,334	$1,009

Basic net income per share	$.10	$.14	$.13	$.11	$.11	$.13	$.08	$.05

Diluted net income per share	$.10	$.13	$.12	$.10	$.09	$.11	$.08	$.05

(8)	Subsequent Event
      On February 13, 2006 the board of directors authorized the repurchase of up to 1 million shares of the Company’s outstanding common stock.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of December 31, 2005.
      During the quarter ended December 31, 2005, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Travelzoo’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Travelzoo Inc. Travelzoo’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Travelzoo’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Travelzoo; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Travelzoo are being made only in accordance with authorizations of management and directors of Travelzoo; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Travelzoo’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2005, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2005. Travelzoo management’s assessment of the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Ralph Bartel

Ralph Bartel
Chairman of the Board, Chief Executive Officer,
and Chief Financial Officer
March 15, 2006

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this item is incorporated by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in Travelzoo’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2005.
      The following table sets forth certain information with respect to the executive officers of Travelzoo as of February 15, 2006.

Name	Age	Position

Ralph Bartel, Ph.D.	40	President, Chief Executive Officer, and Chief Financial Officer
Holger Bartel, Ph.D.	39	Executive Vice President
Steven M. Ledwith	48	Chief Technology Officer
Christopher Loughlin	32	Senior Vice President and General Manager, Europe
Lisa Su	30	Controller (Chief Accounting Officer)
Shirley Tafoya	42	Senior Vice President of Sales
      Ralph Bartel, Ph.D., founded Travelzoo in 1998 and has served as our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since inception. Prior to his founding of Travelzoo, from 1996 to 1997, Mr. Bartel was a Managing Assistant at Gruner + Jahr AG, the magazine division of Bertelsmann AG. Mr. Bartel holds a Ph.D. in Communications from the University of Mainz, Germany, a Ph.D. in Economics from the University of St. Gallen, Switzerland, an MBA in Finance and Accounting from the University of St. Gallen, Switzerland, and a Master’s degree in Journalism from the University of Eichstaett, Germany.
      Holger Bartel, Ph.D., was elected Executive Vice President in 2001 after serving as Vice President of Sales and Marketing since 1999. From 1995 to 1998, Mr. Bartel was an Engagement Manager at McKinsey & Company in Los Angeles. From 1992 to 1994, Mr. Bartel was a research fellow at Harvard Business School. Mr. Bartel holds an MBA in Finance and Accounting and a Ph.D. in Economics from the University of St. Gallen, Switzerland. He is the brother of Ralph Bartel.
      Steven M. Ledwith has served as our Chief Technology Officer since 2000. From 1998 to 2000, Mr. Ledwith was Senior Mechanical Engineer at Radix Technologies, Inc. Mr. Ledwith holds a bachelor’s degree in Thermomechanical Engineering from University of Illinois at Chicago Circle.
      Christopher Loughlin was elected Senior Vice President and General Manager, Europe, in May 2005 after serving as Vice President of Business Development since 2001. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York City.
      Lisa Su has served as Controller (Chief Accounting Officer) since October 2000. From 1999 to 2000, Ms. Su was a Treasury Accountant for Webvan Group, Inc. Ms. Su holds a bachelor’s degree in economics/accounting from Claremont McKenna College and an MBA in Finance from California State University, Hayward.
      Shirley Tafoya has served as Senior Vice President of Sales since 2001. From 1999 to 2001, Ms. Tafoya was the Director of Western Sales at Walt Disney Internet Group. From 1998 to 1999, Ms. Tafoya was a Sales Manager at IDG/ International Data Group. Ms. Tafoya holds a bachelor’s degree in Business Administration from Notre Dame de Namur University.

Item 11.	Executive Compensation
      Information regarding executive compensation is incorporated by reference to the information set forth under “Executive Compensation” in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Stock Ownership by Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth in he Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services
      Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The following documents are filed as part of this report:

(1) Our Consolidated Financial Statements are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

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
Date: March 15, 2006
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

Signature	Title(s)	Date

/s/ Ralph Bartel Ralph Bartel	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	March 15, 2006

/s/ Lisa Su Lisa Su	Controller (Chief Accounting Officer)	March 15, 2006

/s/ Holger Bartel Holger Bartel	Executive Vice President and Director	March 15, 2006

/s/ David J. Ehrlich David J. Ehrlich	Director	March 13, 2006

/s/ Donovan Neale-May Donovan Neale-May	Director	March 9, 2006

/s/ Kelly M. Urso Kelly M. Urso	Director	March 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.1	—	Employment Agreement, dated as of April 1, 2000, between Silicon Channels Corporation and Ralph Bartel (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)*
10.2	—	Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)*
10.5	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.6	—	Christopher Loughlin Service Agreement, dated as of May 16, 2005, between Travelzoo UK Ltd and Christopher Loughlin (Incorporated by reference to Exhibit 10.1 to our Form 10-K (File No. 000-50171), filed August 15, 2005)
21.1	—	Subsidiaries of Travelzoo Inc. **
23.1	—	Consent of Independent Registered Public Accounting Firm**
24.1	—	Power of Attorney (included on signature page)
31.1	—	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended**
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley***

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.