Form 10-Q
period 2006-03-31
TRAVELZOO INC
filed 2006-05-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No.: 000-50171
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

590 Madison Avenue, 21st Floor,
New York, New York	10022
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑
     As of April 30, 2006, the registrant had outstanding 15,780,464 shares of its $0.01 par value common stock.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$26,942	$24,469
Short-term investments	14,717	19,887
Accounts receivable, less allowance for doubtful accounts of $666 and $418 as of March 31, 2006 and December 31, 2005, respectively	9,019	9,020
Deposits	41	28
Prepaid expenses and other current assets	874	631
Deferred income taxes	1,020	1,020

Total current assets	52,613	55,055

Deposits, less current portion	180	190
Deferred income taxes	28	28
Property and equipment, net	188	159
Intangible assets, net	14	20

Total assets	$53,023	$55,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,489	$2,373
Accrued expenses	3,239	3,394
Deferred revenue	629	296
Income tax payable	2,616	856

Total liabilities	8,973	6,919

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 16,250 shares issued and 15,780 shares outstanding as of March 31, 2006; 16,250 shares issued and outstanding as of December 31, 2005)	163	163
Treasury stock	(8,594)	—
Additional paid-in capital	30,645	30,645
Retained earnings	21,879	17,763
Accumulated other comprehensive loss	(43)	(38)

Total stockholders’ equity	44,050	48,533

Total liabilities and stockholders’ equity	$53,023	$55,452

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$16,928	$11,228

Cost of revenues	264	179

Gross profit	16,664	11,049

Operating expenses:
Sales and marketing	7,099	5,030
General and administrative	2,601	2,608

Total operating expenses	9,700	7,638

Income from operations	6,964	3,411

Other income and expense:
Interest income	344	160
Loss on foreign currency	(7)	—

Income before income taxes	7,301	3,571
Income taxes	3,185	1,739

Net income	$4,116	$1,832

Basic net income per share	$0.26	$0.11
Diluted net income per share	$0.24	$0.10
Shares used in computing basic net income per share	16,103	16,233
Shares used in computing diluted net income per share	17,298	18,132
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,116	$1,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	45
Deferred income taxes	—	20
Provision for losses on accounts receivable	247	28
Tax benefit of stock option exercises	—	396
Accrued interest income from short-term investments	(166)	(57)
Changes in operating assets and liabilities:
Accounts receivable	(246)	(1,176)
Deposits	(3)	(12)
Prepaid expenses and other current assets	(243)	325
Accounts payable	115	289
Accrued expenses	(156)	223
Deferred revenue	333	61
Income tax payable	1,760	1,237

Net cash provided by operating activities	5,790	3,211

Cash flows from investing activities:
Purchases of property and equipment	(56)	(42)
Purchase of short-term investments	(14,663)	—
Sale of short-term investments	20,000	—

Net cash provided by (used in) investing activities	5,281	(42)

Cash flows from financing activities:
Issuance costs incurred in connection with 2004 issuance of common stock	—	(124)
Proceeds from stock option exercises	—	35
Repurchase of common stock	(8,594)	—

Net cash used in financing activities	(8,594)	(89)

Effect of exchange rate on cash and cash equivalents	(4)	—

Net increase in cash and cash equivalents	2,473	3,080
Cash and cash equivalents at beginning of period	24,469	26,435

Cash and cash equivalents at end of period	$26,942	$29,515

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,425	$86

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. The Company’s publications include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, and www.travelzoo.de), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. Travelzoo also operates SuperSearch, a pay-per-click travel search engine.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 68% of the outstanding shares as of April 30, 2006.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2005, included in the Company’s Form 10-K filed with the SEC on March 16, 2006.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2006, there were 15,780,464 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,077,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $35,000 for these cash payments for the three months ended March 31, 2006 of which $10,000 remains as a liability as of March 31, 2006. The liability is based on the number of actual requests received from former stockholders through March 31, 2006 which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,077,000 shares had not submitted claims under the program as of March 31, 2006.
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
Note 2: Revenue Recognition
     All revenue consists of advertising sales. Advertising insertions are either sold by fixed-fee arrangements or sold by variable-fee arrangements.

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
     The Company’s standard payment terms are 30 days net. Insertion orders that include fixed-fee advertising are invoiced upon acceptance of the insertion order and on the first day of each month over the term of the insertion order, with the exception of Travelzoo Top 20 or Newsflash insertions, which are invoiced upon delivery. Insertion orders that include variable-fee advertising are invoiced at the end of the month. The Company’s standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the client shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The Company believes that no significant obligations exist after the full delivery of advertising.
     Revenues from advertising sold to clients through agencies are reported at the net amount billed to the agency.
Note 3: Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, Share-Based Payments, (“SFAS No. 123R”) which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     The Company did not provide any stock-based compensation in fiscal years 2004, 2005, or in the three months ended March 31, 2006. In addition, all previously issued options vested prior to January 1, 2002.
     Option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	2,211,074	$1.03

Outstanding at March 31, 2006	2,211,074	$1.03	4.86 years	$41,019
Exercisable and fully vested at March 31, 2006	2,211,074	$1.03	4.86 years	$41,019
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Basic net income per share:
Net income	$4,116	$1,832

Weighted average common shares	16,103	16,233

Basic net income per share	$0.26	$0.11

Diluted net income per share:
Net income	$4,116	$1,832

Weighted average common shares	16,103	16,233
Effect of dilutive securities: stock options	1,195	1,899

Diluted weighted average common shares	17,298	18,132

Diluted net income per share	$0.24	$0.10

Note 5: Stockholders’ Equity
     Share Repurchases
     Travelzoo’s share repurchase program authorizes repurchases in the open market or in private transactions. During the three months ended March 31, 2006, Travelzoo paid $8.6 million in connection with the repurchase of 470,000 shares of common stock. There were no shares repurchased during the three months ended March 31, 2005. Shares repurchased are recorded as part of treasury stock.
     As of March 31, 2006, Travelzoo had authorization for remaining future repurchases of approximately 530,000 shares.

Note 6: Commitments and Contingencies
     The Company leases office space in the U.S., U.K., Canada and Germany under operating leases which expire between December 31, 2006 and March 31, 2009. The future minimum lease payments under these operating leases as of March 31, 2006 total $2,929,000. The future lease payments consist of $1,373,000 of payments due in 2006, $1,497,000 of payments due in 2007, $47,000 of payments due in 2008, and $12,000 of payments due in 2009.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,077,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $35,000 for these cash payments for the three months ended March 31, 2006 of which $10,000 remains as a liability as of March 31, 2006. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,077,000 shares had not submitted claims under the program.
Note 7: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has two operating segments: North America and Europe. North America consists of the Company’s operations in the U.S. and in Canada. Europe consists of the Company’s operations in the U.K. and in Germany. The Company began operations in Europe in May 2005.
     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.

     The following is a summary of operating results and assets (in thousands) by business segment:

Three months ended March 31, 2006:	North America	Europe	Elimination	Consolidated

Sales to unaffiliated customers	$16,365	$563	$—	$16,928
Intersegment sales	71	2	(73)	—

Total net sales	16,436	565	(73)	16,928

Operating income (loss)	7,424	(460)	—	6,964

Three months ended March 31, 2005:	North America	Europe	Elimination	Consolidated

Sales to unaffiliated customers	$11,228	$—	$—	$11,228
Intersegment sales	—	—	—	—

Total net sales	11,228	—	—	11,228

Operating income (loss)	3,411	—	—	3,411

As of March 31, 2006	North America	Europe	Elimination	Consolidated

Property and equipment, net:	$153	$35	$—	$188
Total assets	54,132	1,339	(2,448)	53,023

As of December 31, 2005	North America	Europe	Elimination	Consolidated

Property and equipment, net:	$139	$20	$—	$159
Total assets	56,191	748	(1,487)	55,452

     Revenue for each segment is recognized from the locations within a designated geographic region in accordance with SAB 104, Revenue Recognition. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

			Percent of
	Percent of		Accounts
	Revenues		Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2006	2005	2006	2005
Cendant Corporation	14%	17%	16%	15%
Expedia, Inc.	12%	*	14%	*
Sabre Holdings Corporation	*	18%	15%	13%

*	Less than 10%
     The agreements with these customers are in the form of multiple insertion orders, in either the Company’s standard form or in the customer’s form.
Note 8: Comprehensive Income
     Comprehensive income consists of two components; net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.
Note 9: Foreign Currency
     Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency. The Company does not use any derivatives for hedging or speculative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled “Risk Factors” and the risks discussed in our other SEC filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements.
Overview
     Travelzoo is an Internet media company. We publish travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.
     Our publications include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk and www.travelzoo.de), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 500 travel companies purchase our advertising services.
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in the U.S. and Canada. Europe consists of our operations in the U.K. and Germany. As of March 31, 2006, European operations were less than 5% of revenues.
     Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail product, and in SuperSearch, a pay-per-click travel search engine. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $4,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
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

     Revenue Recognition
     We recognize revenue on arrangements in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.
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
     Liability to Former Stockholders
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid. We believe that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 6 to our unaudited condensed consolidated financial statements for further details about our liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
Revenues	100%	100%
Cost of revenues	2	2

Gross profit	98	98

Operating expenses:
Sales and marketing	42	45
General and administrative	15	23

Total operating expenses	57	68

Income from operations	41	30
Other income and expenses, net	2	1

Income before income taxes	43	31
Income taxes	19	15

Net income	24%	16%

     For the three months ended March 31, 2006, we reported income from operations of approximately $7.0 million. As of March 31, 2006, we had retained earnings of approximately $21.9 million. Our operating margin increased to 41.1% of sales for the three months ended March 31, 2006 from 30.4% for the same period last year. The main reason for this increase in our operating margin is that our general and administrative expenses as a percentage of revenue did not increase at the same rate as our revenues due to a decrease in the number of requests received related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period.
     We do not know whether our general and administrative expenses as a percentage of revenue will continue to decrease in future periods. Our general and administrative expenses may fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. In addition, we expect that we will incur significant expenses in 2006 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations.
     We do not know whether our marketing expenses as a percentage of revenue will continue to decrease in future periods. Increased competition in our industry and increases in the average cost of acquiring a new subscriber (see “Subscriber Acquisition” below) could force us to increase our marketing expenses as a percentage of revenue. Further, marketing expenses from our strategy to replicate our business model in selected foreign markets may have a material adverse impact on our results of operations.
     The increase in other income from approximately $160,000 in the three months ended March 31, 2005 to approximately $344,000 in the three months ended March 31, 2006 represents interest earned on the Company’s cash, cash equivalents, and short-term investments.

Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both North America and Europe as of March 31, 2006 and 2005 and the total number of page views for the homepages of the Travelzoo Web sites in both North America and Europe for the three months ended March 31, 2006 and 2005. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	March 31,
			Year-over-Year
	2006	2005	Growth
Subscribers:
North America
Travelzoo Top 20	9,381,000	8,200,000	14%
Newsflash	6,564,000	4,926,000	33%
Europe
Travelzoo Top 20	410,000	N/A	N/A
Newsflash	299,000	N/A	N/A

	Three Months Ended
	March 31,
			Year-over-Year
	2006	2005	Growth
Page views of homepages of Travelzoo Web sites:
North America	10,353,000	10,663,000	-3%
Europe	690,000	N/A	N/A
The Company’s revenues for the three months ended March 31, 2006 increased by 51% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 14% for North America. Page views of the homepages of the Travelzoo North America Web sites decreased by 3% as shown in the table above. Management believes that the data for the three months ended March 31, 2006 and 2005 indicate that the Company was able to generate higher revenues as total reach increased.
Revenues
     Our total revenues increased to $16.9 million for the three months ended March 31, 2006 from $11.2 million for the three months ended March 31, 2005. This represents an increase of 51%.
     10% of our revenue growth in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 came from our operations in Europe. The remaining 90% came from our operations in the U.S. (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 18% of the revenue growth in the three month period ended March 31, 2006 compared to the three months ended March 31, 2005 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements on average by approximately 13% as of January 1, 2006. Approximately 72% of our revenue growth in the period ended March 31, 2006 compared to the three months ended March 31, 2005 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.
     In the three months ended March 31, 2006, Expedia, Inc. accounted for 12% of our total revenues, and Cendant Corporation accounted for 14% of our total revenues. In the three months ended March 31, 2005, Sabre Holdings Corporation accounted for 18% of our total revenues, and Cendant Corporation accounted for 17% of our total revenues. No other clients accounted for 10% or more of our total revenues during the three months ended March 31, 2006 and 2005. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry. Expedia, Inc., Cendant Corporation and Sabre Holdings Corporation operate online travel agencies.
     Management believes that our ability to increase revenues in the future depends mainly on three factors:
•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients; and

•	Our ability to increase the number of clients.
     We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically have increased the number of clients in every year since inception. We do not know if we will be able to increase the number of clients in the future.
     Average annualized revenue per employee increased to $996,000 for the three months ended March 31, 2006 from $862,000 for the three months ended March 31, 2005.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and fees for photos used in our publications. Our cost of revenues increased to $264,000 for the three months ended March 31, 2006 from $179,000 for the three months ended March 31, 2005. As a percentage of revenue, cost of revenues remained the same, 2%, for the three months ended March 31, 2006 and for the three months ended March 31, 2005. The increase in cost of revenues in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to an increase in headcount of our network operations staff.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, conference expenses, and public relations expenses. Sales and marketing expenses increased to $7.1 million for the three months ended March 31, 2006 from $5.0 million for the three months ended March 31, 2005. The increase in sales and marketing expenses was primarily due to increases in our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the three months ended March 31, 2006 and 2005, advertising expenses accounted for 73% and 74%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was also due to an increase in headcount of our sales force.
     Our goal is to increase our revenues from advertising sales. One important factor that drives our revenues is our advertising rates. We believe that we can increase our advertising rates only if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. Therefore, we expect our sales and marketing expenses to increase from the current level. The main factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.
     In May 2005, we began operations in Europe. The start-up of our business in Europe is expected to result in a significant additional increase in our sales and marketing expenses in the foreseeable future.
     We may significantly increase our sales and marketing expenses related to advertising campaigns for Travelzoo for a certain period if we see a unique opportunity for a brand marketing campaign or if we find it necessary to respond to increased brand marketing by a competitor. In addition, our plan to expand into other regions is also expected to result in a significant additional increase in our sales and marketing expenses in the foreseeable future.
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses remained the same, $2.6 million, for the three months ended March 31, 2006 and 2005.
     In the three months ended March 31, 2006 and 2005, the Company recorded expenses of $35,000 and $984,000, respectively,

related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
     We expect that we will incur significant expenses in 2006 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. The Company has expensed approximately $499,000 and $210,000, respectively, of third-party compliance costs in the three months ended March 31, 2006 and 2005.
     We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
     We expect the expansion into foreign markets to result in a significant additional increase in our general and administrative expenses.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2003, 2004, 2005, and the first three months of 2006, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our operating segments, North America and Europe.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

          North America:

	Average Cost per
	Acquisition of a
Period	New Subscriber	New Subscribers	Unsubscribes	Balance
Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
          Europe:

	Average Cost per
	Acquisition of a
Period	New Subscriber	New Subscribers	Unsubscribes	Balance
Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
     In North America, we have noted a trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in Q3 2004 and Q4 2005 reflects the effect of new advertising campaigns which were tested at that time. We do not consider the decline in new subscriber costs to be indicative of a longer-term trend, or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.
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
Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of March 31, 2006.

North America

	Three Months Ended March 31,
	2006	2005	% Increase
	(In thousands)

Revenues	$16,436	$11,228	46%
Income from operations	7,424	3,411	118%
Income from operations as a % of revenues	45.1%	30.4%
     In North America, revenues increased 46% in the first quarter of 2006 compared to the same period in 2005. The North American revenue growth was driven by the increase of advertising rates, additions of new clients and increased spending from existing clients.
     Income from operations for North America as a percentage of revenue in the first quarter of 2006 increased by 15 percentage points. This was due primarily to a 9 percentage point decrease in general and administrative expenses in the first quarter of 2006 compared to the same period last year. This is because general and administrative expenses for North America decreased to $2.3 million in the first quarter of 2006 compared to $2.6 million in the same period last year. This $300,000 decrease was primarily due to a $949,000 decrease in expenses related to a program under which the Company makes cash payments to people who establish they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period, which was offset by a $289,000 increase in costs of compliance with the Sarbanes-Oxley Act of 2002 and a $219,000 increase in bad debt expense.
Europe

	Three Months Ended March 31,
	2006	2005	% Increase
	(In thousands)

Revenues	$565	—	N/A
Loss from operations	(460)	—	N/A
Loss from operations as a % of revenues	(81.3%)	—
     Our revenues from operations in Europe for the three months ended March 31, 2006 were $565,000. We did not have operations in Europe during the three months ended March 31, 2005.
     Our loss from operations in Europe was $460,000. This is due to the large amount of sales and marketing expenses required to acquire subscribers and traffic for Europe.
Income Taxes
     For the three months ended March 31, 2006, we recorded an income tax provision of $3.2 million. For the three months ended March 31, 2005, we recorded an income tax provision of $1.7 million. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended March 31, 2006, our effective tax rate was 43.6%. Expenses of $35,000 related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, a loss of $466,000 from our operations in Europe was treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our European operations and Canadian operations, related European and Canadian tax liabilities and corresponding U.S. tax credits, if any.
     During the first quarter of 2005, the Company realized a tax benefit of $396,000 upon the exercise of stock options by a director. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

Liquidity and Capital Resources
     As of March 31, 2006, we had $41.7 million in cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased from $44.4 million on December 31, 2005 primarily as a result of cash used in financing as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the three months ended March 31, 2006 was $5.8 million. Net cash provided by operating activities in the three months ended March 31, 2005 was $3.2 million. In the three months ended March 31, 2006, net cash provided by operating activities resulted primarily from net income and an increase in income tax payable. In the three months ended March 31, 2005, net cash provided by operating activities resulted primarily from net income and tax benefit of stock option exercises offset by an increase in accounts receivable and a net decrease in income tax payable.
     Net cash provided by investing activities was $5.3 million in the three months ended March 31, 2006. Net cash used in investing activities was $42,000 during the three months ended March 31, 2005. In the three months ended March 31, 2006, net cash provided by investing activities was from the sale of short-term investments offset by the purchase of short-term investments and for equipment purchases. In the three months ended March 31, 2005, net cash was used in investing activities for equipment purchases.
     Net cash used in financing activities was $8.6 million during the three months ended March 31, 2006. Net cash used in financing activities was $89,000 during the three months ended March 31, 2005. In the three months ended March 31, 2006, net cash used in financing activities resulted from the repurchase of common stock by the Company. In the three months ended March 31, 2005, net cash used in financing activities resulted primarily from related costs from the issuance of common stock in 2004.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, the repurchase of common stock under the share repurchase program and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.4 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     We expect that cash on hand will be sufficient to finance the growth of our European operations.
     The following summarizes our principal contractual commitments as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	Thereafter	Total
Operating leases	1,373	1,497	47	12	—	$2,929
Purchase obligations	86	8	—	—	—	94

Total commitments	1,459	1,505	47	12	—	$3,023

     As of March 31, 2006, we have recorded a liability of $10,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
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
     Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. If our operations in Europe and our expected expansion into other regions in the future incur significant losses, this will result in a significant negative impact on our results of operations. In this case, the value of the shares of Travelzoo could be reduced.
Fluctuations in our operating results may negatively impact our stock price.
     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period.

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
     In the three months ended March 31, 2006, two clients accounted for 14% and 12% of our revenues, respectively. The agreements with these customers are in the form of multiple insertion orders, in either the Company’s standard form or in the customer’s form. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
We may lose business if we fail to keep pace with rapidly changing technologies and clients’ needs.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2006, we had 68 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Our international operations are subject to increased risks which could harm our business, operating results and financial condition.
     In May 2005, we began operations in the U.K. In February 2006, we began operations in Germany. In April 2006, we began operations in Canada. Our plan is to expand into other regions in the future. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended March 31, 2006, the sales price of our common stock on the NASDAQ National Market ranged from $16.77 to $23.96. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, is our largest stockholder, holding beneficially, as of April 30, 2006, approximately 68% of our outstanding shares with options to increase his percentage ownership to 72% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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
     The merger of Travelzoo.com Corporation into the Company became effective on April 25, 2002. Stockholders of Travelzoo.com Corporation were allowed a period of two years following the effective date to receive shares in the Company. After April 25, 2004, two years following the effective date, we ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares which were issuable in the merger prior to the end of the two-year period. A total of 4,077,000 of our shares which had been reserved for issuance in the merger were not claimed.

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,077,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $35,000 for these cash payments for the quarter ended March 31, 2006, of which $10,000 remains as a liability as of March 31, 2006. The liability is based on the number of actual requests received from former stockholders through March 31, 2006 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,077,000 shares had not submitted claims under the program as of March 31, 2006.
Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
     We are obligated to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. In our Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.
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
     Our European operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Further, we are exposed to foreign currency risk associated with fluctuations of the Pound to U.S. Dollar exchange rate, as the financial position and operating results of our European subsidiary will be translated into U.S. Dollars for consolidation purposes. The Company does not use derivatives for hedging or speculative purposes.
Item 4. Controls and Procedures
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Controller (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of March 31, 2006.
     During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period covered by this report.
     Issuer Purchases of Equity Securities

			Total Number of	Maximum number
			Shares Purchased	of shares that
			as Part of	may yet be
	Total Number of	Average Price	Publicly Announced Plans	purchased under the
Period	Shares Purchased	Paid Share	or Programs	plans or programs
February 16 - February 28, 2006	123,321	$18.37	123,321	876,679
March 1 - March 31, 2006	346,694	$18.25	346,694	529,985

Total	470,015	$18.28	470,015	529,985

     On February 14, 2006, we announced that our Board of Directors had approved a share repurchase plan that authorized the repurchase of up to 1.0 million shares of our outstanding common stock. We may repurchase shares from time to time, subject to the Company’s trading blackout period, in the open market, through block trades or otherwise. The repurchases may be commenced or suspended without any prior notice depending on the Company’s cash balance and other factors.
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

SIGNATURE
     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 9, 2006.

TRAVELZOO INC. (Registrant)
By:	/s/ Ralph Bartel
Ralph Bartel
Chairman of the Board, Chief Executive Officer, and Chief Financial Officer