Form 10-Q
period 2006-06-30
TRAVELZOO INC
filed 2006-08-09
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of August 1, 2006 was 15,250,479.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,200	$24,469
Short-term investments	14,884	19,887
Accounts receivable, less allowance for doubtful accounts of $652 and $418 as of June 30, 2006 and December 31, 2005, respectively	8,550	9,020
Deposits	23	28
Prepaid expenses and other current assets	659	631
Deferred income taxes	1,020	1,020

Total current assets	35,336	55,055

Deposits, less current portion	287	190
Deferred income taxes	28	28
Property and equipment, net	184	159
Intangible assets, net	7	20

Total assets	$35,842	$55,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,982	$2,373
Accrued expenses	3,525	3,394
Deferred revenue	563	296
Income tax payable	848	856

Total liabilities	7,918	6,919

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 15,250 shares issued and outstanding as of June 30, 2006; 16,250 shares issued and outstanding as of December 31, 2005)	153	163
Additional paid-in capital	2,076	30,645
Retained earnings	25,729	17,763
Accumulated other comprehensive loss	(34)	(38)

Total stockholders’ equity	27,924	48,533

Total liabilities and stockholders’ equity	$35,842	$55,452

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$17,358	$12,258	$34,287	$23,487

Cost of revenues	286	224	551	404

Gross profit	17,072	12,034	33,736	23,083

Operating expenses:
Sales and marketing	7,939	6,152	15,038	11,182
General and administrative	2,146	2,127	4,747	4,735

Total operating expenses	10,085	8,279	19,785	15,917

Income from operations	6,987	3,755	13,951	7,166

Other income and expense:
Interest income	302	218	646	377
Gain (loss) on foreign currency	13	(4)	6	(4)

Income before income taxes	7,302	3,969	14,603	7,539
Income taxes	3,452	1,791	6,637	3,529

Net income	$3,850	$2,178	$7,966	$4,010

Basic net income per share	$0.25	$0.13	$0.50	$0.25
Diluted net income per share	$0.23	$0.12	$0.47	$0.22
Shares used in computing basic net income per share	15,459	16,250	15,778	16,248
Shares used in computing diluted net income per share	16,677	17,852	16,983	17,998
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,966	$4,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	84
Deferred income taxes	—	20
Provision for losses on accounts receivable	231	47
Tax benefit of stock option exercises	—	396
Accrued interest income	(334)	(123)
Changes in operating assets and liabilities:
Accounts receivable	259	(1,836)
Deposits	(90)	(45)
Prepaid expenses and other current assets	(23)	50
Accounts payable	598	989
Accrued expenses	114	695
Deferred revenue	267	195
Income tax payable	(8)	638

Net cash provided by operating activities	9,049	5,120

Cash flows from investing activities:
Purchases of property and equipment	(78)	(95)
Purchase of short-term investments	(14,663)	(19,773)
Sale of short-term investments	20,000	10,088

Net cash provided by (used in) investing activities	5,259	(9,780)

Cash flows from financing activities:
Issuance costs incurred in connection with 2004 issuance of common stock	—	(124)
Proceeds from stock option exercises	—	35
Repurchase of common stock	(28,579)	—

Net cash used in financing activities	(28,579)	(89)

Effect of exchange rate on cash and cash equivalents	2	(1)

Net decrease in cash and cash equivalents	(14,269)	(4,750)
Cash and cash equivalents at beginning of period	24,469	26,435

Cash and cash equivalents at end of period	$10,200	$21,685

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,645	$2,475

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. The Company’s publications include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. Travelzoo also operates SuperSearch, a pay-per-click travel search engine.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 63% of the outstanding shares as of August 1, 2006.
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
     The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2006, there were 15,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,076,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $89,000 for these cash payments for the six months ended June 30, 2006 of which $2,000 remains as a liability as of June 30, 2006. The liability is based on the number of actual requests received from former stockholders through June 30, 2006 which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,076,000 shares had not submitted claims under the program as of June 30, 2006.
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

     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.
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
Note 3: Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

     The Company did not provide any stock-based compensation in fiscal years 2004, 2005, or in the six months ended June 30, 2006. In addition, all previously issued options vested prior to January 1, 2002.
     Option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	2,211,074	$1.03

Outstanding at June 30, 2006	2,211,074	$1.03	4.61 years	$64,810

Exercisable and fully vested at June 30, 2006	2,211,074	$1.03	4.61 years	$64,810
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Note 4: Net Income Per Share
     Net income per share has been calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$3,850	$2,178	$7,966	$4,010
Weighted average common shares	15,459	16,250	15,778	16,248

Basic net income per share	$0.25	$0.13	$0.50	$0.25

Diluted net income per share:
Net income	$3,850	$2,178	$7,966	$4,010

Weighted average common shares	15,459	16,250	15,778	16,248
Effect of dilutive securities: stock options	1,218	1,602	1,205	1,750

Diluted weighted average common shares	16,677	17,852	16,983	17,998

Diluted net income per share	$0.23	$0.12	$0.47	$0.22

Note 5: Stockholders’ Equity
     Share Repurchases
     In February 2006, Travelzoo announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the six months ended June 30, 2006, the Company purchased and retired 1.0 million shares of common stock for an aggregate price of $28.6 million and completed the share repurchase under this program. There were no shares repurchased during the six months ended June 30, 2005.

Note 6: Commitments and Contingencies
     The Company leases office space in Canada, Germany, Spain, U.K., and U.S. under operating leases which expire between December 31, 2006 and March 31, 2009. The future minimum lease payments under these operating leases as of June 30, 2006 total $2,551,000. The future lease payments consist of $937,000 due in 2006, $1,535,000 due in 2007, $67,000 due in 2008, and $12,000 due in 2009.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,076,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $89,000 for these cash payments for the six months ended June 30, 2006 of which $2,000 remains as a liability as of June 30, 2006. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,076,000 shares had not submitted claims under the program.
Note 7: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has two operating segments: North America and Europe. North America consists of the Company’s operations in the U.S. and Canada. Europe consists of the Company’s operations in the U.K., Germany, and Spain. The Company began operations in Europe in May 2005.
     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
     The following is a summary of operating results and assets (in thousands) by business segment:

Three months ended June 30, 2006:	North America	Europe	Elimination	Consolidated
Revenue from unaffiliated customers	$16,616	$742	$—	$17,358
Intersegment revenue	42	1	(43)	—

Total net revenues	16,658	743	(43)	17,358

Operating income (loss)	7,481	(494)	—	6,987

Three months ended June 30, 2005:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$12,249	$9	$—	$12,258
Intersegment revenues	14	—	(14)	—

Total net revenues	12,263	9	(14)	12,258

Operating income (loss)	3,929	(174)	—	3,755

Six months ended June 30, 2006:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$32,980	$1,307	$—	$34,287
Intersegment revenues	113	2	(115)	—

Total net revenues	33,093	1,309	(115)	34,287

Operating income (loss)	14,905	(954)	—	13,951

Six months ended June 30, 2005:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$23,478	$9	$—	$23,487
Intersegment revenues	14	—	(14)	—

Total net revenues	23,492	9	(14)	23,487

Operating income (loss)	7,341	(175)	—	7,166

As of June 30, 2006	North America	Europe	Elimination	Consolidated
Property and equipment, net:	$145	$39	$—	$184
Total assets	37,592	1,343	(3,093)	35,842

As of December 31, 2005	North America	Europe	Elimination	Consolidated
Property and equipment, net:	$139	$20	$—	$159
Total assets	56,191	748	(1,487)	55,452

     Revenue for each segment is recognized from the locations within a designated geographic region in accordance with SAB 104. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

					Percent of
	Percent of		Percent of		Accounts
	Revenues		Revenues		Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2006	2005	2006	2005	2006	2005
Cendant Corporation	19%	10%	16%	11%	26%	15%
Expedia, Inc.	15%	*	14%	*	21%	*
Sabre Holdings Corporation	*	17%	*	17%	*	13%

*	Less than 10%
     The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

Note 8: Comprehensive Income
     Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.
Note 9: Foreign Currency
     Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency. The Company does not use any derivatives for hedging or speculative purposes.
Note 10: Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.
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
     Our publications include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, and www.travelzoo.co.uk), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 500 travel companies purchase our advertising services.
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
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in the U.S. and Canada. Europe consists of our operations in the U.K., Germany, and Spain. As of June 30, 2006, European operations were less than 5% of our total revenues.
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
     Revenue Recognition
     We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of revenues	2	2	2	2

Gross profit	98	98	98	98

Operating expenses:
Sales and marketing	46	50	44	48
General and administrative	12	17	14	20

Total operating expenses	58	67	58	68

Income from operations	40	31	40	30
Other income and expenses, net	2	2	2	2

Income before income taxes	42	33	42	32
Income taxes	20	15	19	15

Net income	22%	18%	23%	17%

     For the six months ended June 30, 2006, we reported income from operations of approximately $14.0 million. As of June 30, 2006, we had retained earnings of approximately $25.7 million. Our operating margin increased to 40.7% of sales for the six months ended June 30, 2006 from 30.5% for the same period last year. The main reason for this increase in our operating margin is that our general and administrative expenses as a percentage of revenue did not increase at the same rate as our revenues due to a decrease in the number of requests received related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period.
     We do not know whether our general and administrative expenses as a percentage of revenue will continue to decrease in future periods. Our general and administrative expenses may fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. In addition, we expect that we will incur significant expenses in 2006 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002 (“SOX”). At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations.

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
     The increase in other income from approximately $373,000 in the six months ended June 30, 2005 to approximately $652,000 in the six months ended June 30, 2006 represents interest earned on the Company’s cash, cash equivalents, and short-term investments.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both North America and Europe as of June 30, 2006 and 2005 and the total number of page views for the homepages of the Travelzoo Web sites in both North America and Europe for the six months ended June 30, 2006 and 2005. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2006	2005	Growth
Subscribers:
North America
Travelzoo Top 20	9,540,000	8,411,000	13%
Newsflash	7,163,000	5,344,000	34%
Europe
Travelzoo Top 20	499,000	N/A	N/A
Newsflash	399,000	N/A	N/A

	Six Months Ended
	June 30,		Year-over-Year
	2006	2005	Growth*
Page views of homepages of Travelzoo Web sites:
North America	20,268,000	20,800,000	-3%
Europe	1,516,000	N/A	N/A

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, the increased use of security software has adversely affected the tracking of page views of the homepages.
     The Company’s revenues for North America for the six months ended June 30, 2006 increased by 41% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 13% for North America and page views of the homepages of the Travelzoo North America Web sites decreased by 3% as shown in the table above. Management believes that the data for the six months ended June 30, 2006 and 2005 indicate that the Company was able to generate higher revenues as total reach increased.
Revenues
     Our total revenues increased to $17.4 million for the three months ended June 30, 2006 from $12.3 million for the three months ended June 30, 2005. This represents an increase of 42%. Our total revenues increased to $34.3 million for the six months ended June 30, 2006 from $23.5 million for the six months ended June 30, 2005. This represents an increase of 46%.

     12% of our revenue growth in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 came from our operations in Europe. The remaining 88% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 20% of our revenue growth in the six month period ended June 30, 2006 compared to the six months ended June 30, 2005 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 13% as of January 1, 2006. Approximately 68% of our revenue growth in the period ended June 30, 2006 compared to the six months ended June 30, 2005 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.
     As discussed in Note 7 in the notes to the condensed financial statements, two clients each accounted for 10% or more of our total revenues during the three and six months ended June 30, 2006 and June 30, 2005. No other clients accounted for 10% or more of our total revenues during the three and six months ended June 30, 2006 and 2005. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
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
     Average annualized revenue per employee increased to $926,000 for the three months ended June 30, 2006 from $817,000 for the three months ended June 30, 2005.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, and salary expenses associated with network operations staff. Our cost of revenues increased to $286,000 for the three months ended June 30, 2006 from $224,000 for the three months ended June 30, 2005. Our cost of revenues increased to $551,000 for the six months ended June 30, 2006 from $404,000 for the six months ended June 30, 2005. As a percentage of revenue, cost of revenues remained the same, 2%, for the six months ended June 30, 2006 and for the six months ended June 30, 2005. The increase in cost of revenues in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to an increase in salary expenses associated with our network operations staff.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, conference expenses, and public relations expenses. Sales and marketing expenses increased to $7.9 million for the three months ended June 30, 2006 from $6.2 million for the three months ended June 30, 2005. Sales and marketing expenses increased to $15.0 million for the six months ended June 30, 2006 from $11.2 million for the six months ended June 30, 2005. The increase in sales and marketing expenses was primarily due to increases in our advertising campaigns. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. For the six months ended June 30, 2006 and 2005, advertising expenses accounted for 74% and 77%, respectively, of sales and marketing expenses. Advertising activities during these periods consisted primarily of online advertising. The increase in sales and marketing expenses in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was also due to an increase in headcount of our sales force.

     Our goal is to increase our revenues from advertising sales. One important factor that drives our revenues is our advertising rates. We believe that we can increase our advertising rates only if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. Therefore, as a trend, we expect our sales and marketing expenses to increase in dollar amount from the current level. The main factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.
     In May 2005, we began operations in Europe. As a trend, the expansion of our business in Europe is expected to result in a significant additional increase in dollar amount in our sales and marketing expenses in the foreseeable future.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses remained the same, $2.1 million, for the three months ended June 30, 2006 and 2005. General and administrative expenses remained the same, $4.7 million, for the six months ended June 30, 2006 and 2005.
     In the six months ended June 30, 2006 and 2005, the Company recorded expenses of $89,000 and $1.1 million, respectively, related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
     We expect that we will incur significant expenses in 2006 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002 (“SOX”). At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. The Company has expensed approximately $674,000 and $483,000, respectively, of audit fees and third-party SOX compliance costs in the six months ended June 30, 2006 and 2005.
     We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
     We expect our planned expansion into foreign markets to result in a significant additional increase in our general and administrative expenses.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2003, 2004, 2005, and the first six months of 2006, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our operating segments, North America and Europe.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
     North America:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
     Europe:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
     In North America, we have noted a trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in North America in Q3 2004 and Q4 2005 reflects the effect of new advertising campaigns which were tested at that time. We do not consider the decline in new subscriber costs to be indicative of a longer-term trend, or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.
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

Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of June 30, 2006.
North America

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Net revenues	$16,658	$12,263	36%	$33,093	$23,492	41%
Income from operations	7,481	3,929	90%	14,905	7,341	103%
Income from operations as a % of revenues	45%	32%	40%	45%	31%	44%
     In North America, revenues increased 41% in the first six months of 2006 compared to the same period in 2005. The North America revenue growth was driven by the increase of advertising rates, additions of new clients and increased spending from existing clients.
     Income from operations for North America as a percentage of revenue in the six months ended June 30, 2006 increased by 14 percentage points. This was due primarily to a 7 percentage point decrease in general and administrative expenses in the six months ended June 30, 2006 compared to the same period last year. General and administrative expenses for North America decreased to $4.1 million in the six months ended June 30, 2006 compared to $4.6 million in the same period last year. This $522,000 decrease was primarily due to a $1.0 million decrease in expenses related to a program under which the Company makes cash payments to people who establish they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period, offset by a $203,000 increase in bad debt expense and a $191,000 increase in audit and SOX compliance fees.
Europe

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Net revenues	$743	$9	8,156%	$1,309	$9	14,444%
Loss from operations	(494)	(174)	184%	(954)	(175)	445%
Loss from operations as a % of revenues	66%	1,933%	-97%	73%	1,944%	-96%
     In Europe, revenues increased $1.3 million in the first six months of 2006 compared to the same period in 2005. We began operations in Europe in May 2005.
     Our loss from operations in Europe was $954,000 in the six months ended June 30, 2006 compared to $175,000 in the six months ended June 30, 2005. This was primarily due to sales and marketing expenses related to the acquisition of subscribers and Web site traffic.
Income Taxes
     We recorded income tax provisions of $3.5 million and $1.8 million for the three months ended June 30, 2006 and June 30, 2005, respectively. We recorded income tax provisions of $6.6 million and $3.5 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the six months ended June 30, 2006, our effective tax rate was 45.5%. Expenses of $89,000 related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, a loss of $954,000 from our operations in Europe was treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our European operations and Canadian operations, related European and Canadian tax liabilities and corresponding U.S. tax credits, if any.

          During the six months ended June 30, 2005, the Company realized a tax benefit of $396,000 upon the exercise of stock options by a director. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.
Liquidity and Capital Resources
     As of June 30, 2006, we had $25.1 million in cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased from $44.4 million on December 31, 2005 primarily as a result of cash used in financing as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the six months ended June 30, 2006 was $9.0 million. Net cash provided by operating activities in the six months ended June 30, 2005 was $5.1 million. In the six months ended June 30, 2006, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable and deferred revenue and a decrease in accounts receivable. In the six months ended June 30, 2005, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable and accrued expenses offset by an increase in accounts receivable.
     Net cash provided by investing activities was $5.3 million in the six months ended June 30, 2006. Net cash used in investing activities was $9.8 million during the six months ended June 30, 2005. In the six months ended June 30, 2006, net cash provided by investing activities was from the sale of short-term investments offset by the purchase of short-term investments and for equipment purchases. In the six months ended June 30, 2005, net cash was used in investing activities for the purchase of short-term investments and equipment purchases offset by the sale of short-term investments.
     Net cash used in financing activities was $28.6 million during the six months ended June 30, 2006. Net cash used in financing activities was $89,000 during the six months ended June 30, 2005. In the six months ended June 30, 2006, net cash used in financing activities resulted from the repurchase of common stock by the Company. In the six months ended June 30, 2005, net cash used in financing activities resulted primarily from related costs from the issuance of common stock in 2004.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.5 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     We expect that cash on hand will be sufficient to finance the growth of our European operations.

     The following summarizes our principal contractual commitments as of June 30, 2006 (in thousands):

	2006	2007	2008	2009	Thereafter	Total
Operating leases	$937	$1,535	$67	$12	$—	$2,551
Purchase obligations	57	8	—	—	—	65

Total commitments	$994	$1,543	$67	$12	$—	$2,616

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
     In the three months ended June 30, 2006, two clients accounted for 19% and 15% of our revenues, respectively. In the six months ended June 30, 2006, two clients accounted for 16% and 14% of our revenues, respectively. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form. The loss of any significant client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2006, we had 75 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Our international operations are subject to increased risks which could harm our business, operating results and financial condition.
     In May 2005, we began operations in the U.K. In February 2006, we began operations in Germany. In April 2006, we began operations in Canada. In July 2006, we began operations in Spain. Our plan is to expand into other regions in the future. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the six months ended June 30, 2006, the sales price of our common stock on the NASDAQ National Market ranged from $16.50 to $52.99. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, is our largest stockholder, holding beneficially, as of August 1, 2006, approximately 63% of our outstanding shares with options to increase his percentage ownership to 68% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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
     The merger of Travelzoo.com Corporation into the Company became effective on April 25, 2002. Stockholders of Travelzoo.com Corporation were allowed a period of two years following the effective date to receive shares in the Company. After April 25, 2004, two years following the effective date, we ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares which were issuable in the merger prior to the end of the two-year period. A total of 4,076,000 of our shares which had been reserved for issuance in the merger were not claimed.

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,076,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $89,000 for these cash payments for the six months ended June 30, 2006, of which $2,000 remains as a liability as of June 30, 2006. The liability is based on the number of actual requests received from former stockholders through June 30, 2006 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,076,000 shares had not submitted claims under the program as of June 30, 2006.
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
     Our European and Canadian operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds, Euros, and Canadian Dollars. Further, we are exposed to foreign currency risk associated with fluctuations of the Pound to U.S. Dollar exchange rate, as the financial position and operating results of our European subsidiary will be translated into U.S. Dollars for consolidation purposes. The Company does not use derivatives for hedging or speculative purposes.
Item 4. Controls and Procedures
     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Vice President of Finance (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer along with the Company’s Vice President of Finance (Chief Accounting Officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of June 30, 2006.
     During the six months ended June 30, 2006, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period covered by this report.
     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
April 1 — April 30, 2006	—	—	—	529,985
May 1 — May 31, 2006	529,985	$37.71	529,985	—
June 1 — June 30, 2006	—	—	—	—

Total	529,985	$37.71	529,985	—

     On February 14, 2006, we announced that our Board of Directors had approved a share repurchase plan that authorized the repurchase of up to 1.0 million shares of our outstanding common stock, all of which have since been repurchased.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders occurred on June 1, 2006, at which the following individuals were elected as directors: Ralph Bartel, Holger Bartel, David J. Ehrlich, Donovan Neale-May, and Kelly M. Urso.
     The stockholders voted as follows:

Proposal	For	Withhold or Abstain

Election of Directors
Ralph Bartel	14,836,277	166,884
Holger Bartel	14,877,615	125,546
David J. Ehrlich	14,940,388	62,773
Donovan Neale-May	14,820,818	182,343
Kelly M. Urso	14,940,276	62,885

Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1* ‡	Revised Executive Bonus Plan, effective as of July 1, 2006

10.2* ‡	Christopher Loughlin amended Service Agreement, effective as of July 1, 2006 between Travelzoo (Europe) Limited and Christopher Loughlin

31.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 9, 2006.

TRAVELZOO INC.
(Registrant)

By:	/s/ Ralph Bartel
Ralph Bartel
Chairman of the Board,
Chief Executive Officer, and
Chief Financial Officer