Form 10-Q
period 2006-09-30
TRAVELZOO INC
filed 2006-11-09
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of November 1, 2006 was 15,250,479 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,977	$24,469
Short-term investments	—	19,887
Accounts receivable, less allowance for doubtful accounts of $650 and $418 as of September 30, 2006 and December 31, 2005, respectively	8,827	9,020
Deposits	22	28
Prepaid expenses and other current assets	577	631
Deferred income taxes	1,020	1,020

Total current assets	38,423	55,055

Deposits, less current portion	292	190
Deferred income taxes	28	28
Property and equipment, net	174	159
Intangible assets, net	1	20

Total assets	$38,918	$55,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,496	$2,373
Accrued expenses	3,150	3,394
Deferred revenue	579	296
Income tax payable	207	856

Total liabilities	6,432	6,919

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 15,250 shares issued and outstanding as of September 30, 2006; 16,250 shares issued and outstanding as of December 31, 2005)	153	163
Additional paid-in capital	2,076	30,645
Retained earnings	30,281	17,763
Accumulated other comprehensive loss	(24)	(38)

Total stockholders’ equity	32,486	48,533

Total liabilities and stockholders’ equity	$38,918	$55,452

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$17,586	$13,384	$51,873	$36,871

Cost of revenues	232	225	782	629

Gross profit	17,354	13,159	51,091	36,242

Operating expenses:
Sales and marketing	6,974	7,101	22,047	18,282
General and administrative	2,249	1,878	6,962	6,614

Total operating expenses	9,223	8,979	29,009	24,896

Income from operations	8,131	4,180	22,082	11,346

Other income and expense:
Interest income	279	278	926	656
Gain (loss) on foreign currency	7	(4)	12	(8)

Income before income taxes	8,417	4,454	23,020	11,994
Income taxes	3,866	2,156	10,502	5,685

Net income	$4,551	$2,298	$12,518	$6,309

Basic net income per share	$0.30	$0.14	$0.80	$0.39
Diluted net income per share	$0.28	$0.13	$0.74	$0.35
Shares used in computing basic net income per share	15,250	16,250	15,595	16,249
Shares used in computing diluted net income per share	16,464	17,695	16,803	17,897
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,518	$6,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	126
Deferred income taxes	—	20
Provision for losses on accounts receivable	228	79
Tax benefit of stock option exercises	—	396
Accrued interest income	(449)	(268)
Changes in operating assets and liabilities:
Accounts receivable	3	(3,050)
Deposits	(92)	(52)
Prepaid expenses and other current assets	63	296
Accounts payable	100	266
Accrued expenses	(271)	1,188
Deferred revenue	282	221
Income tax payable	(649)	619

Net cash provided by operating activities	11,836	6,150

Cash flows from investing activities:
Purchases of property and equipment	(96)	(117)
Purchase of short-term investments	(14,663)	(29,691)
Sale of short-term investments	35,000	20,073

Net cash provided by (used in) investing activities	20,241	(9,735)

Cash flows from financing activities:
Issuance costs incurred in connection with 2004 issuance of common stock	—	(124)
Proceeds from stock option exercises	—	35
Repurchase of common stock	(28,579)	—

Net cash used in financing activities	(28,579)	(89)

Effect of exchange rate on cash and cash equivalents	10	(26)

Net increase (decrease) in cash and cash equivalents	3,508	(3,700)
Cash and cash equivalents at beginning of period	24,469	26,435

Cash and cash equivalents at end of period	$27,977	$22,735

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,152	$4,650

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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 52% of the outstanding shares as of November 1, 2006.
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
     The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com

Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2006, there were 15,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,074,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $124,000 for these cash payments for the nine months ended September 30, 2006 of which $5,000 remains as a liability as of September 30, 2006. The liability is based on the number of actual requests received from former stockholders through September 30, 2006 which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,074,000 shares had not submitted claims under the program as of September 30, 2006.
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
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be reclassified as financing cash flows. In the nine months ended September 30, 2006, no excess tax benefit was recorded.
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of September 30, 2006, and expire in January 2011.
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of September 30, 2006, 42,725 options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options were exercised during the year ended December 31, 2004. As of September 30, 2006, 10,000 options are vested and remain outstanding.
     The Company did not provide any stock-based compensation in fiscal years 2004, 2005, or in the nine months ended September 30, 2006. In addition, all previously issued options vested prior to January 1, 2002.
     Option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	2,211,074	$1.03

Outstanding at September 30, 2006	2,211,074	$1.03	4.36 years	$61,449

Exercisable and fully vested at September 30, 2006	2,211,074	$1.03	4.36 years	$61,449
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$4,551	$2,298	$12,518	$6,309
Weighted average common shares	15,250	16,250	15,595	16,249

Basic net income per share	$0.30	$0.14	$0.80	$0.39

Diluted net income per share:
Net income	$4,551	$2,298	$12,518	$6,309

Weighted average common shares	15,250	16,250	15,595	16,249
Effect of dilutive securities: stock options	1,214	1,445	1,208	1,648

Diluted weighted average common shares	16,464	17,695	16,803	17,897

Diluted net income per share	$0.28	$0.13	$0.74	$0.35

Note 5: Stockholders’ Equity
     Share Repurchases
     In February 2006, Travelzoo announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the nine months ended September 30, 2006, the Company purchased and retired 1.0 million shares of common stock for an aggregate price of $28.6 million and completed the share repurchase under this program. There were no shares repurchased during the nine months ended September 30, 2005.
Note 6: Commitments and Contingencies
     The Company leases office space in Canada, Germany, Spain, U.K., and U.S. under operating leases which expire between April 30, 2007 and December 31, 2009. The future minimum lease payments under these operating leases as of September 30, 2006 total $2,445,000. The future lease payments consist of $472,000 due in 2006, $1,699,000 due in 2007, $232,000 due in 2008, and $42,000 due in 2009.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,074,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $124,000 for these cash payments for the nine months ended September 30, 2006 of which $5,000 remains as a liability as of September 30, 2006. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,074,000 shares had not submitted claims under the program.
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
     The following is a summary of operating results and assets (in thousands) by business segment:

Three months ended September 30, 2006:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$16,627	$959	$—	$17,586
Intersegment revenues	37	4	(41)	—

Total net revenues	16,664	963	(41)	$17,586

Operating income (loss)	8,406	(276)	1	8,131

Three months ended September 30, 2005:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$13,017	$367	$—	$13,384
Intersegment revenues	64	1	(65)	—

Total net revenues	13,081	368	(65)	13,384

Operating income (loss)	4,556	(363)	(13)	4,180

Nine months ended September 30, 2006:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$49,607	$2,266	$—	$51,873
Intersegment revenues	150	6	(156)	—

Total net revenues	49,757	2,272	(156)	51,873

Operating income (loss)	23,311	(1,230)	1	22,082

Nine months ended September 30, 2005:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$36,494	$377	$—	$36,871
Intersegment revenues	79	1	(80)	—

Total net revenues	36,573	378	(80)	36,871

Operating income (loss)	11,896	(537)	(13)	11,346

As of September 30, 2006	North America	Europe	Elimination	Consolidated
Property and equipment, net:	$126	$48	$—	$174
Total assets	40,616	1,946	(3,644)	38,918

As of December 31, 2005	North America	Europe	Elimination	Consolidated
Property and equipment, net:	$139	$20	$—	$159
Total assets	56,191	748	(1,487)	55,452

     Revenue for each segment is recognized from the locations within a designated geographic region in accordance with SAB104. Property and equipment are attributed to the geographic region in which the assets are located.

     Significant customer information is as follows:

					Percent of
	Percent of		Percent of		Accounts
	Revenues		Revenues		Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2006	2005	2006	2005	2006	2005
Travelport Limited	17%	*	16%	12%	23%	15%
Expedia, Inc.	15%	10%	14%	*	20%	*
Sabre Holdings Corporation	*	12%	*	16%	*	13%

*	Less than 10%
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
Note 10: Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the effect the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects. The Company will adopt FIN 48 in the first quarter of 2007.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company in the fourth quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

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
     Our publications include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, and www.travelzoo.de), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 500 travel companies purchase our advertising services.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of revenues	1	2	1	2

Gross profit	99	98	99	98

Operating expenses:
Sales and marketing	40	53	43	49
General and administrative	13	14	13	18

Total operating expenses	53	67	56	67

Income from operations	46	31	43	31
Other income and expenses, net	2	2	1	2

Income before income taxes	48	33	44	33
Income taxes	22	16	20	16

Net income	26%	17%	24%	17%

     For the nine months ended September 30, 2006, we reported income from operations of approximately $22.1 million. As of September 30, 2006, we had retained earnings of approximately $30.3 million. Our operating margin increased to 42.6% of sales for the nine months ended September 30, 2006 from 30.8% for the same period last year. The main reason for this increase in our operating margin is that our sales and marketing expenses as a percentage of revenue did not increase at the same rate as our revenues due primarily to a decrease in marketing expenses as a result of a lower average cost of acquiring new subscribers (see “Subscriber Acquisition” below). Another reason for this increase in our operating margin is that our general and administrative expenses as a percentage of revenue did not increase at the same rate as our revenues due primarily to a decrease in the number of requests received related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period.
     We do not know whether our sales and marketing expenses as a percentage of revenue will continue to decrease in future periods. Increased competition in our industry may require us to do more advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenue. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
     We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect that we will incur significant expenses in 2006 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 for the Sarbanes-Oxley Act of 2002 (“SOX”). At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. We expect our planned expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period.
     The increase in other income from approximately $648,000 in the nine months ended September 30, 2005 to approximately $938,000 in the nine months ended September 30, 2006 is primarily due to increased interest earned on the Company’s cash, cash equivalents, and short-term investments as a result of an increase in the average interest rate.

Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both North America and Europe as of September 30, 2006 and 2005, the total number of page views for the homepages of the Travelzoo Web sites in North America for the nine months ended September 30, 2006 and 2005, and the total number of page views for the homepages of the Travelzoo Web sites in Europe for the nine months ended September 30, 2006. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	September 30,		Year-over-Year
	2006	2005	Growth
Subscribers:
North America
Travelzoo Top 20	9,691,000	8,660,000	12%
Newsflash	7,408,000	5,780,000	28%
Europe
Travelzoo Top 20	588,000	140,000	320%
Newsflash	504,000	70,000	620%

	Nine Months Ended
	September 30,		Year-over-Year
	2006	2005	Growth*
Page views of homepages of Travelzoo Web sites:
North America	32,443,000	29,888,000	9%
Europe	2,545,000	N/A	N/A

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     The Company’s revenues for North America for the nine months ended September 30, 2006 increased by 36% from the same period last year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 12% for North America and page views of the homepages of the Travelzoo North America Web sites increased by 9% as shown in the table above. Management believes that the data for the nine months ended September 30, 2006 and 2005 indicate that the Company was able to generate higher revenues as total reach increased.
Revenues
     Our total revenues increased to $17.6 million for the three months ended September 30, 2006 from $13.4 million for the three months ended September 30, 2005. This represents an increase of 31%. Our total revenues increased to $51.9 million for the nine months ended September 30, 2006 from $36.9 million for the nine months ended September 30, 2005. This represents an increase of 41%.
     14% of our revenue growth in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 came from our operations in Europe. The remaining 86% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 27% of our revenue growth in the three month period ended September 30, 2006 compared to the three months ended September 30, 2005 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 13% as of January 1, 2006. Approximately 59% of our revenue growth in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.
     13% of our revenue growth in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 came from our operations in Europe. The remaining 87% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 22% of our revenue growth in the nine month period ended September 30, 2006 compared to the nine months ended September 30, 2005 is attributed to an increase in our advertising rates for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 13% as of January 1, 2006. Approximately 65% of our revenue growth in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is attributed to an increase in the number of clients and an increase in the volume of advertising sold to existing clients.

     As discussed in Note 7 in the notes to the condensed financial statements, two clients each accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2006 and September 30, 2005. No other clients accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2006 and 2005. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
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
     Over the last three years we increased advertising rates as of January 1 of each year. We intend to increase advertising rates once a year as of January 1. However, there is no assurance that there will be increases of advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates.
     Our revenue growth in North America slowed down in the second quarter of 2006 and in the third quarter of 2006. We do not know if this is a trend. We do not know if we are able to further grow revenue of our North America segment.
     Average annualized revenue per employee increased to $868,000 for the three months ended September 30, 2006 from $824,000 for the three months ended September 30, 2005.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, salary expenses associated with network operations staff, and photos. Our cost of revenues increased to $232,000 for the three months ended September 30, 2006 from $225,000 for the three months ended September 30, 2005. Our cost of revenues increased to $782,000 for the nine months ended September 30, 2006 from $629,000 for the nine months ended September 30, 2005. As a percentage of revenue, cost of revenues remained the same, 2%, for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005. The $7,000 increase in cost of revenues in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to an increase in salary expense associated with our network operations staff offset by a decrease in network expenses. The $153,000 increase in cost of revenues in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase in salary expenses associated with our network operations staff.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses decreased to $7.0 million for the three months ended September 30, 2006 from $7.1 million for the three months ended September 30, 2005. Sales and marketing expenses increased to $22.0 million for the nine months ended September 30, 2006 from $18.3 million for the nine months ended September 30, 2005. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo and consists primarily of online advertising. The $127,000 decrease in sales and marketing expenses in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due a $1.5 million decrease in advertising to acquire new subscribers for our e-mail products, offset by a $823,000 increase in advertising expenses for promotional and brand awareness campaign and $541,000 of increased expenses due to an increase in the headcount of our sales force. For the three months ended September 30, 2006 and 2005, advertising expenses accounted for 70% and 80%, respectively, of sales and marketing expenses. The $3.8 million increase in sales and marketing expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to increases in our advertising campaigns. For the nine months ended September 30, 2006 and 2005, advertising expenses accounted for 70% and 78%, respectively, of sales and marketing expenses. The increase in sales and marketing expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was also due to an increase in headcount of our sales force.
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

     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $2.2 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. General and administrative expenses increased to $7.0 million, for the nine months ended September 30, 2006 from $6.6 million for the nine months ended September 30, 2005.
     In the three months ended September 30, 2006 and 2005, the Company recorded expenses of $39,000 and $64,000, respectively, and in the nine months ended September 30, 2006 and 2005, the Company recorded expenses of $124,000 and $1.2 million, respectively, related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
     Audit fees and third-party SOX compliance costs were approximately $353,000 and $194,000, respectively, in the three months ended September 30, 2006 and September 30, 2005, and were approximately $1.0 million and $676,000, respectively, in the nine months ended September 30, 2006 and September 30, 2005.
     The increase in general and administrative expenses in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was also due to a $149,000 increase in office expenses. The increase in general and administrative expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was also due to a $491,000 increase in office expenses, a $198,000 increase in legal and professional services and a $128,000 increase in bad debt expense.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2003, 2004, 2005, and the first nine months of 2006, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our operating segments, North America and Europe.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
North America:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2003	$1.62	693,872	(213,423)	3,962,625
Q2 2003	$1.58	924,902	(172,403)	4,715,124
Q3 2003	$1.52	1,108,045	(248,964)	5,574,205
Q4 2003	$2.17	869,286	(240,907)	6,202,584
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Europe:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
     In North America, we have noted a trend of increasing average cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in North America in Q3 2004 reflects the effect of new advertising campaigns which were tested at that time. The decline in new subscriber acquisition costs in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. We do not consider the decline in new subscriber costs to be indicative of a longer-term trend, or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.
     Increasing average cost per suscriber is likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our cost per new subscriber over the long term. The effect on operations my be that greater absolute and relative marketing expenditure is necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.

Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of September 30, 2006.
North America

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Net revenues	$16,664	$13,081	27%	$49,757	$36,573	36%
Income from operations	8,406	4,556	85%	23,311	11,896	96%
Income from operations as a % of revenues	50%	35%	45%	47%	33%	44%
     In North America, revenues increased 36% in the first nine months of 2006 compared to the same period in 2005. The North America revenue growth was driven by the increase of advertising rates, additions of new clients and increased spending from existing clients.
     Income from operations for North America as a percentage of revenue in the nine months ended September 30, 2006 increased by 14 percentage points. This was primarily due to a 9 percentage point decrease in sales and marketing expenses as a percentage of revenue in the nine months ended September 30, 2006 compared to the same period last year. Sales and marketing expenses for North America increased to $19.9 million in the nine months ended September 30, 2006 compared to $17.9 million in the same period last year. This $2.0 million increase was primarily due to a $963,000 increase in salary expenses resulting mostly from an increase in headcount and a $596,000 increase for our advertising campaigns. There was also a 5 percentage point decrease in general and administrative expenses as a percentage of revenue in the nine months ended September 30, 2006 compared to the same period last year. General and administrative expenses for North America decreased to $5.8 million in the nine months ended September 30, 2006 compared to $6.1 million in the same period last year. This $300,000 decrease was primarily due to a $1.1 million decrease in expenses related to a program under which the Company makes cash payments to people who establish they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period, offset by a $229,000 increase in additional office expenses and a $350,000 increase in audit and SOX compliance fees.
Europe

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Net revenues	$963	$368	162%	$2,272	$378	501%
Loss from operations	(276)	(363)	-24%	(1,230)	(537)	129%
Loss from operations as a % of revenues	29%	99%	-71%	54%	142%	-62%
     In Europe, revenues increased $1.9 million in the first nine months of 2006 compared to the same period in 2005. We began operations in Europe in May 2005.
     Our loss from operations in Europe was $1.2 million in the nine months ended September 30, 2006 compared to $537,000 in the nine months ended September 30, 2005. This was primarily due to increased sales and marketing expenses related to the acquisition of subscribers and Web site traffic and increased salary expense due to an increase in headcount.
Income Taxes
     We recorded income tax provisions of $3.9 million and $2.2 million for the three months ended September 30, 2006 and September 30, 2005, respectively. We recorded income tax provisions of $10.5 million and $5.7 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the nine months ended September 30, 2006, our effective tax rate was 45.6%. Expenses of $124,000 related to a program under which the Company makes cash payments to former stockholders of Travelzoo.com Corporation, who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, a loss of $1.2 million from our operations in Europe was treated as having no recognizable tax benefit.

     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our European operations and Canadian operations, related European and Canadian tax liabilities and corresponding U.S. tax credits, if any.
     During the nine months ended September 30, 2005, the Company realized a tax benefit of $396,000 upon the exercise of stock options by a director. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.
Liquidity and Capital Resources
     As of September 30, 2006, we had $28.0 million in cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased from $44.4 million on December 31, 2005 primarily as a result of cash used in financing activities as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the nine months ended September 30, 2006 was $11.8 million. Net cash provided by operating activities in the nine months ended September 30, 2005 was $6.2 million. In the nine months ended September 30, 2006, net cash provided by operating activities resulted primarily from net income offset by a decrease in income tax payable and a decrease in accrued interest income. In the nine months ended September 30, 2005, net cash provided by operating activities resulted primarily from net income and an increase in accrued expenses offset by an increase in accounts receivable.
     Net cash provided by investing activities was $20.2 million in the nine months ended September 30, 2006. Net cash used in investing activities was $9.7 million during the nine months ended September 30, 2005. In the nine months ended September 30, 2006, net cash provided by investing activities was primarily from the sale of short-term investments offset by the purchase of short-term investments. In the nine months ended September 30, 2005, net cash used in investing activities was primarily for the purchase of short-term investments offset by the sale of short-term investments.
     Net cash used in financing activities was $28.6 million during the nine months ended September 30, 2006. Net cash used in financing activities was $89,000 during the nine months ended September 30, 2005. In the nine months ended September 30, 2006, net cash used in financing activities resulted from the repurchase of common stock by the Company. In the nine months ended September 30, 2005, net cash used in financing activities resulted primarily from related costs from the issuance of common stock in 2004.
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
     We expect that cash on hand will be sufficient to finance the growth of our European operations.

     The following summarizes our principal contractual commitments as of September 30, 2006 (in thousands):

	2006	2007	2008	2009	Thereafter	Total
Operating leases	$472	$1,699	$232	$42	$—	$2,445
Purchase obligations	28	8	—	—	—	36

Total commitments	$500	$1,707	$232	$42	$—	$2,481

Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Europe and in the Asia Pacific region; and

•	Expand the scope of our business model.
     We intend to begin operations in France in 2007. We intend to create a third business segment, Asia Pacific, and begin operations in the Asia Pacific region, including Australia, Greater China (China, Hong Kong, Taiwan), India, Japan, and South Korea, in 2007 and 2008.
     In North America, we recently launched Travelzoo Extra, a new section on our U.S. Web site that promotes non-travel deals. Further, we are currently evaluating listing show ticket offers on our Web sites. Further, we intend to launch Travelzoo Network, a network of affiliate Web sites that list travel deals published by Travelzoo.
     We do not know what impact this growth strategy will have on our results of operations because we cannot reliably estimate expenses and revenues. It is possible that the increase in expenses will have a material adverse impact on our results of operations.
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
     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period.

     We may significantly increase our operating expenses related to advertising campaigns for Travelzoo for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new subscribers.
     If revenues fall below our expectations in any quarter and we are unable to quickly reduce our operating expenses in response, our operating results would be lower than expected and our stock price may fall.
We depend on two clients for a substantial part of our revenues.
     In the three months ended September 30, 2006, two clients accounted for 17% and 15% of our revenues. In the nine months ended September 30, 2006, two clients accounted for 16% and 14% of our revenues. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2006, we had 81 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Ralph Bartel, our Chairman, President, and Chief Executive Officer. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the nine months ended September 30, 2006, the sales price of our common stock on the NASDAQ Stock Market ranged from $16.50 to $52.99. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of November 1, 2006, approximately 52% of our outstanding shares with options to increase his percentage ownership to 58% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,074,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $124,000 for these cash payments for the nine months ended September 30, 2006, of which $5,000 remains as a liability as of September 30, 2006. The liability is based on the number of actual requests received from former stockholders through September 30, 2006 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,074,000 shares had not submitted claims under the program as of September 30, 2006.
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
     Our European and Canadian operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds, Euros, and Canadian Dollars. Further, we are exposed to foreign currency risk associated with fluctuations of these currencies to the U.S. Dollar exchange rate, as the financial position and operating results of our European and Canadian subsidiaries and will be translated into U.S. Dollars for consolidation purposes. The Company does not use derivatives for hedging or speculative purposes.
Item 4. Controls and Procedures
     As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2006.
     During the nine months ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Issuer Purchases of Equity Securities
     On February 14, 2006, we announced that our Board of Directors had approved a share repurchase plan that authorized the repurchase of up to 1.0 million shares of our outstanding common stock, all of which have since been repurchased. There were no repurchases of our outstanding common stock during the three months ended September 30, 2006.
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1*	Revised Executive Bonus Plan, effective as of July 1, 2006. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed August 9, 2006).

10.2*	Christopher Loughlin amended Service Agreement, effective as of July 1, 2006 between Travelzoo (Europe) Limited and Christopher Loughlin. (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed August 9, 2006).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ Wayne Lee
Wayne Lee
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: November 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1*	Revised Executive Bonus Plan, effective as of July 1, 2006. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed August 9, 2006).

10.2*	Christopher Loughlin amended Service Agreement, effective as of July 1, 2006 between Travelzoo (Europe) Limited and Christopher Loughlin. (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed August 9, 2006).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith