Form 10-K
period 2006-12-31
TRAVELZOO INC
filed 2007-03-15
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $168,675,806.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2007 was 15,250,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13, and 14.

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

Our publications include the Travelzoo Web sites (which includes www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. The Company also operates SuperSearch, a pay-per-click travel search engine.

More than 600 companies purchase our advertising services, including American Airlines, ATA, Avis Rent A Car, British Airways, Caesars Entertainment, Expedia, Fairmont Hotels & Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Vanguard Rent-A-Car.

Our revenues are generated from advertising sales. Our revenues have grown rapidly since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $69.5 million for the year ended December 31, 2006.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in the U.S. and Canada. Europe consists of our operations in the U.K., Germany, and Spain. For the year ended December 31, 2006, European operations were 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 7 “Segment Reporting and Significant Customer Information,” to the accompanying consolidated financial statements.

Our principal business office is located at 590 Madison Avenue, 21st Floor, New York, New York 10022.

Travelzoo is controlled by Ralph Bartel, who holds beneficially approximately 50.2% of the outstanding shares.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2006, there were 15,250,479 shares of common stock outstanding.

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

Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”

Our Industry

According to the TNS Media Intelligence, travel companies spent $1.3 billion in 2006 on advertising in newspapers (source: TNS Media Intelligence, 2007). We believe that newspapers are currently the main medium for travel companies to advertise their offers.

We believe that several factors are causing and will continue to cause travel companies to increase their spending on Internet advertising of offers:

The Internet Is Consumers’ Preferred Information Source.  Market research shows that the Internet has become consumers’ preferred information source for travel (source: DoubleClick Touchpoints III consumer survey, 2005).

Benefits of Internet Advertising vs. Print Advertising.  Internet advertising provides travel companies advantages compared to print advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “— Benefits to Travel Companies” below.

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

Our Products and Services

We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of Internet users. Our publications include the Travelzoo Web sites (which includes www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. The Company also operates SuperSearch, a pay-per-click travel search engine. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

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

The following table presents an overview of our products:

Publication
Publication	Content	Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits

Travelzoo Web sites	Web sites in the U.S., Canada, U.K., and Germany listing thousands of outstanding sales and specials from more than 600 travel companies	24/7	4.1 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week’s most outstanding deals from selected travel companies	Weekly	10.4 million subscribers	Mass ‘‘push” advertising vehicle to quickly stimulate incremental travel	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel offer	Within 2 hours of an offer being identified	8.1 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

SuperSearch	Travel search engine using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	4.9 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by identifying the sites most likely to have great rates for a specific itinerary

*	For Travelzoo Web sites, reach information is based on internal Travelzoo calculations using comScore Media Metrix and Alexa data. For Top 20, Newsflash, and SuperSearch, reach/usage information is based on internal Travelzoo statistics as of December 31, 2006.

In 2006, 95% of our total revenues were generated from our North America operations, and 5% of our total revenues were generated from our European operations.

Benefits to Travel Companies

Key features of our solution for travel companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel companies to advertise special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel companies fast access to millions of travel shoppers.

•	National Reach. We offer access to Internet users across the U.S., Canada, U.K., and Germany.

Benefits to Consumers

Our Travelzoo Web sites, our Travelzoo Top 20 newsletter, Newsflash, and our SuperSearch search engine provide consumers information on current special offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo Web sites and our Travelzoo Top 20 e-mail newsletter aggregate information on current special offers from more than 600 travel companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies to update their listings on a real-time basis.

•	Reliable Information. We operate a Test Booking Center to check the availability of travel deals included in the Travelzoo Top 20 before publishing.

•	Search tools. We provide consumers with the ability to search for specific special offers.

Growth Strategy

Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brand within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertising Clients. We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing” below.

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service.

•	Replicate Business Model in Foreign Markets. We believe that there is an opportunity to replicate our business model in selected foreign markets. We believe that there will be an additional market opportunity for us. In addition, we believe that we would strengthen our strategic position if we offered global advertising solutions to existing and new clients.

Clients

As of December 31, 2006, our client base included more than 600 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines	Interstate Hotels & Resort
Apple Vacations	JetBlue Airways
ATA	Kimpton Hotels
Avis Rent A Car	Liberty Travel
British Airways	Lufthansa
Budget Rent A Car	Marriott Hotels
Caesars Entertainment	Orbitz
CheapTickets	Pleasant Holidays
Expedia	Royal Caribbean
Fairmont Hotels and Resorts	Spirit Airlines
Frontier Airlines	Starwood Hotels & Resorts Worldwide
Funjet Vacations	United Airlines
Harrah’s	Vanguard Rent-A-Car
Hawaiian Airlines	Virgin Atlantic
Hilton Hotels

As discussed in Note 7 to the accompanying consolidated financial statements, two clients each accounted for 10% or more of our total revenues during the years ended December 31, 2006 and 2005. One client accounted for 10% or more of our total revenues during the year ended December 31, 2004. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2006, 2005, or 2004. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.

Sales and Marketing

As of December 31, 2006, our advertising sales force consisted of a Senior Vice President of Sales, four advertising sales directors, and nine advertising sales managers. We intend to grow our advertising client base by expanding the size of our sales force.

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

Domain Names.  Domain names are the user’s Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We own the domain names for travelzoo.com, travelzoo.net, travelzoo.org, travelzoo.ca, travelzoo.co.uk, travelzoo.de, weekend.com, and weekends.com, and have registered “Travelzoo” as a trademark in both the United States and in the European Community. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” ”.edu” and other extensions.

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

Employees

As of December 31, 2006, we had 82 employees, of whom 23 worked in sales and marketing, 41 in production, 7 in network operations and software engineering and 11 were involved in finance, administration, and corporate operations. None of our employees is represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.

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

Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. If our operations in Europe and our expected expansion into other regions in the future incur significant losses, this will result in a significant negative impact on our results of operations. In this case, the value of the shares of Travelzoo Inc. could be reduced.

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

In the fiscal year ended December 31, 2006, two clients accounted for 16% and 14% of our revenues. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2006, we had 82 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

In May 2005, we began operations in the U.K. In February 2006, we began operations in Germany. In April 2006, we began operations in Canada. Our plan is to expand into other European and Asian countries in 2007. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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

We use technology and software products from third parties, including Microsoft. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

Risks Related to the Market for our Shares

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2006, the sales price of our common stock on the NASDAQ Global Select Market ranged from $16.50 to $52.99. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially approximately 50.2% of our outstanding shares with options to increase his percentage ownership to 56.4% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo Inc. and to elect our entire board of directors.

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

It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,073,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $160,000 for these cash payments for the year ended December 31, 2006, of which $10,000 remains as a liability as of December 31, 2006. The liability is based on the number of actual requests received from former stockholders through December 31, 2006 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,073,000 shares had not submitted claims under the program as of December 31, 2006.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are obligated to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement has been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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

We are headquartered in New York, New York, where we occupy approximately 3,000 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including Chicago, Illinois, Las Vegas, Nevada, Miami, Florida, Mountain View, California and Toronto, Canada.

We also have leased offices for our European operations in various cities and locations in the U.K., Germany, Spain and France.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since August 18, 2004, our common stock has been trading on the NASDAQ Global Select Market under the symbol “TZOO.” From December 30, 2003 to August 17, 2004, our common stock was traded on the NASDAQ SmallCap Market under the symbol “TZOO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by NASDAQ.

	High	Low

2006:
Fourth Quarter	$40.10	$28.23
Third Quarter	$37.87	$26.17
Second Quarter	$52.99	$18.41
First Quarter	$25.19	$16.50
2005:
Fourth Quarter	$26.30	$16.61
Third Quarter	$34.27	$21.31
Second Quarter	$56.70	$27.02
First Quarter	$99.75	$41.54

On February 28, 2007, the last reported sales price of the common stock on the NASDAQ Global Select Market was $33.61 per share.

As of February 21, 2007, there were approximately 125,760 stockholders of record.

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2006.

Repurchases of Equity Securities

We repurchased and retired 1 million shares of the Company’s outstanding common stock in 2006.

Performance Graph

Information regarding performance graph is incorporated by reference to the information set forth under the caption “Performance Graph” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31,2006 and is incorporated herein by reference.

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Revenues	$69,525	$50,772	$33,679	$17,991	$9,848
Income from operations	29,753	14,870	11,033	3,739	1,422
Net income	16,803	7,963	6,037	2,050	853
Net income per share — basic	$1.08	$0.49	$0.36	$0.11	$0.04
Net income per share — diluted	$1.01	$0.45	$0.33	$0.10	$0.04
Shares used in per share calculation — basic	15,503	16,249	16,879	19,425	19,425
Shares used in per share calculation — diluted	16,712	17,731	18,475	20,527	19,896

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cash and cash equivalents	$33,415	$24,469	$26,435	$3,522	$1,258
Short term investments	—	19,887	10,032	—	—
Working capital	36,472	48,136	40,027	3,460	1,340
Total assets	43,700	55,452	43,257	6,726	3,240
Stockholders’ equity	36,817	48,533	40,263	3,841	1,791

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our publications include the Travelzoo Web sites, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail product. We also operate SuperSearch, a pay-per-click travel search engine. More than 600 travel companies purchase our advertising services.

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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in the U.S. and Canada. Europe consists of our operations in the U.K., Germany and Spain. As of December 31, 2006, European operations were 5% of revenues.

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

Liability to Former Stockholders

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses and a current accrued liability. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid. We believe that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 2 to the consolidated financial statements for further details about our liabilities to former stockholders.

Results of Operations

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004

Revenues	100%	100%	100%
Cost of revenues	1	2	2

Gross profit	99	98	98

Operating expenses:
Sales and marketing	42	51	47
General and administrative	14	18	18

Total operating expenses	56	69	65

Income from operations	43	29	33
Interest income	2	2	—

Income before income taxes	45	31	33
Income taxes	21	15	15

Net income	24%	16%	18%

For the year ended December 31, 2006, we reported income from operations of approximately $29.8 million. As of December 31, 2006, we had retained earnings of approximately $34.6 million. Our operating margin increased to 42.8% for the year ended December 31, 2006 from 29.3% in 2005. The main reason for this increase in operating margin is that our sales and marketing expenses as a percentage of revenue did not increase at the same rate as our revenues due primarily to a decrease in marketing expenses as a result of a lower cost of acquiring new subscribers and fewer new subscribers acquired (see “Subscriber Acquisition” below). Another reason for this increase in our operating margin is that our general and administrative expenses as a percentage of revenue did not increase at the same rate as our revenues due primarily to a decrease in the number of requests received related to a program in which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period.

We do not know whether our sales and marketing expenses as a percentage of revenue will continue to decrease in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenue. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect that we will incur significant expenses in 2007 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. We expect our planned expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period.

Reach

The following table sets forth the number of subscribers of each of our e-mail publications in both North America and Europe as of December 31, 2006 and 2005 and the total number of page views for the homepages of the Travelzoo Web sites in North America for the years ended December 31, 2006 and 2005 and the number of page views for the homepage of the Travelzoo Web sites in Europe for the year ended December 31, 2006 and the period from November 9, 2005 to December 31, 2005. Management considers page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	Year Ended December 31,		Year-Over-Year
	2006	2005	Growth(2)

Subscribers:
North America
Travelzoo Top 20	9,751,000	9,057,000	+8%
Newsflash	7,545,000	6,163,000	+22%
Europe
Travelzoo Top 20	625,000	295,000	+112%
Newsflash	551,000	206,000	+167%
Page views of homepages of Travelzoo Web sites:
North America	40,983,000	38,170,000	+7%
Europe(1)	3,447,000	268,000	N/A

(1)	For the year ended December 31, 2005, the data only includes information from November 9 to December 31, 2005. No information available for period before November 9, 2005.

(2)	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.

The Company’s revenues for North America for the year ended December 31, 2006 increased by 33% from the previous year. The number of subscribers of the Travelzoo Top 20 e-mail newsletter increased by 8% for North America and page views of the homepages of the Travelzoo North America Web sites increased by 7%. Management believes that the data for the years ended December 31, 2006 and 2005 shows that the Company was able to generate higher revenues as reach increased.

Revenues

Our total revenues increased to $69.5 million for the year ended December 31, 2006 from $50.8 million for the year ended December 31, 2005. This represents an increase of 37%. Total revenues for the year ended December 31, 2005 increased to $50.8 million from $33.7 million for the year ended December 31, 2004. This represented an increase of 51%.

13% of our revenue growth in the year ended December 31, 2006 compared to the year ended December 31, 2005 came from our operations in Europe. The remaining 87% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold. Approximately 23% of our revenue growth in the year ended December 31, 2006 compared to the year ended December 31, 2005 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 13% as of January 1, 2006. Approximately 64% of our revenue growth in the year ended December 31, 2006 compared to the year ended December 31, 2005 is attributed to an increase in the number of clients in North America and an increase in the volume of advertising sold to existing clients in North America.

Approximately 68% of our revenue growth in the year ended December 31, 2005 compared to the year ended December 31, 2004 came from our new product, SuperSearch. Approximately 4% of our revenue growth came from our operations in Europe. The remaining 28% of our revenue growth came from our other products (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, and Newsflash) and is attributed to an increase in our advertising rates for our existing products and an increase in the number of clients and the volume of advertising sold.

As discussed in Note 7 to the accompanying consolidated financial statements, two clients accounted for 16% and 14% of our total revenues in the year ended December 31, 2006. In the year ended December 31, 2005, two clients accounted for 15% and 12% of our total revenues. In the year ended December 31, 2004, one client accounted for 12% of our total revenues. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2006, 2005, or 2004. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.

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

Average revenue per employee increased to $848,000 for the year ended December 31, 2006 and $725,000 for the year ended December 31, 2005 from $678,000 for the year ended December 31, 2004.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation of network equipment, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.0 million for the year ended December 31, 2006 and to $878,000 for the year ended December 31, 2005 from $695,000 for the year ended December 31, 2004. As a percentage of revenue, cost of revenues was 1% for the year ended December 31, 2006, down from 2% for the years ended December 31, 2005 and 2004. Cost of revenues as a percentage of revenues for the year ended December 31, 2006 decreased compared to the year ended December 31, 2005 because we did not need to increase our network operations staff significantly, and we did not have significant increases in fees for co-location services to support the increase in revenues.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses for the year ended December 31, 2006 increased to $29.4 million and to $25.9 million for the year ended December 31, 2005 from $15.7 million for the year ended December 31, 2004. The increase in sales and marketing expense for the year ended December 31, 2006 was primarily due to a $1.8 million increase in salary expense and a $765,000 increase in expenses related to our participation in industry conferences, public relations and the introduction of video content on our Web site. The increase in sales and marketing expenses for the year ended December 31, 2005 was primarily due to an increase of $8.5 million in our advertising campaigns and a $1.7 million increase in salary expense.

The goal of our advertising campaigns was to acquire new subscribers for our e-mail products, promote SuperSearch and increase brand awareness for Travelzoo. For the years ended December 31, 2006, 2005, and 2004, advertising expenses accounted for 70%, 78%, and 75% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising.

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

In May 2005, we began operations in the U.K. In February 2006, we began operations in Germany. In April 2006, we began operations in Canada. In July 2006, we opened a sales office in Spain. The start-up of our business in Europe and Canada and our plan to expand into other countries in 2007 is expected to result in a significant increase in our sales and marketing expenses in the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, payments made to former stockholders of Travelzoo.com Corporation, amortization of intangible assets and general office expense. General and administrative expenses increased to $9.4 million for the year ended December 31, 2006 and to $9.1 million for the year ended December 31, 2005 from $6.2 million for the year ended December 31, 2004. In 2006, general and administrative expenses increased primarily due to an increase of $583,000 in office expenses and a $377,000 increase in salary expense as headcount grew and with the expansion to foreign markets and a $243,000 increase in legal and professional service expenses. These increases were offset by a $1.0 million decrease in expenses related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period. In 2005, general and administrative expenses increased primarily due to expenses of $1.0 million for SOX compliance and also due to an increase of $536,000 in expenses for office space as headcount grew and with expansion to foreign markets.

We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.

Our strategy to replicate our business model in foreign markets could result in a significant additional increase in our general and administrative expenses.

The Company recorded expenses of $160,000, $1.2 million and $1.2 million in the years ended December 31, 2006, 2005 and 2004, respectively, related to a program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid requests received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods due to the expected decrease in the number of actual valid requests received.

Subscriber Acquisition

The table set forth below provides for each quarter in 2004, 2005, and 2006, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our operating segments, North America and Europe.

The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

North America:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338

Europe:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290

In North America, we have noted a general trend of increasing cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs for North America in Q3 2004 reflects the effect of new advertising campaigns which were tested at that time. The decline in new subscriber acquisition costs in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. We do not consider these declines in new subscriber costs to be indicative of a longer-term trend or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.

Increasing average cost per subscriber is likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our cost per new subscriber over the long term. The effect on operations is that greater absolute and relative marketing expenditure is necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.

Segment Information

We have presented the business segments in this Form 10-K based on our organizational structure as of December 31, 2006.

North America

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net revenues	$66,509	$50,161	$33,679
Income from operations	31,337	16,000	11,033
Income from operations as a % of revenues	47%	32%	33%

In North America, revenues increased 33% in the year ended December 31, 2006 compared to the same period in 2005. The North America revenue growth was driven by the increase of advertising rates, additions of new clients and increased spending from existing clients.

North America revenues increased by 49% in the year ended December 31, 2005 compared to the same period in 2004. The North America revenue growth was driven by the revenues from our new product, SuperSearch, increased advertising rates, additions of new clients and increased spending from existing clients.

Income from operations for North America as a percentage of revenue in the year ended December 31, 2006 increased by 15 percentage points compared to the same period in 2005. This was primarily due to a 10 percentage point decrease in sales and marketing expenses as a percentage of revenue in the year ended December 31, 2006 compared to the same period in 2005. Sales and marketing expenses for North America increased to $26.4 million in the year ended December 31, 2006 compared to $24.7 million in the same period last year. This $1.7 million increase was primarily due to a $1.2 million increase in salary expense for sales and marketing staff and a $419,000 increase in travel expenses. There was also a 5 percentage point decrease in general and administrative expenses as a percentage of revenue in the year ended December 31, 2006 compared to the same period last year. General and administrative expenses for North America decreased to $7.8 million in the year ended December 31, 2006 compared to $8.5 million in the same period last year. This $700,000 decrease was primarily due to a $1.0 million decrease in expenses related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period, offset by a $242,000 increase in office expenses.

Income from operations for North America as a percentage of revenues in the year ended December 31, 2005 decreased by 1 percentage point compared to the same period in 2004. This was primarily due to a 3 percentage point increase in sales and marketing expenses as a percentage of revenue in the year ended December 31, 2005 compared to the same period in 2004 offset by a 1 percentage point decrease in general and administrative expenses as a percentage of revenue. Sales and marketing expenses for North America increased to $24.7 million in the year ended December 31, 2005 compared to $15.7 million in the same period in 2004. The $9.0 million increase was primarily due to a $7.6 million increase in advertising expense and a $1.4 million increase in salary expense.

Europe

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net revenues	$3,232	$757	$—
Loss from operations	(1,586)	(1,117)	—
Loss from operations as a % of revenues	49%	148%	n/a

In Europe, revenues increased to $3.2 million in the year ended December 31, 2006 from $757,000 for the same period in 2005. We began operations in Europe in May 2005.

Our loss from operations in Europe was $1.6 million in the year ended December 31, 2006 compared to $1.1 million in the year ended December 31, 2005. The $2.5 million increase in revenues was offset by a $2.9 million increase in operating expenses. The increase in operating expenses was primarily due to a $1.1 million increase in expenses related to the acquisition of subscribers and Web site traffic and a $1.1 million increase in salary expense due to an increase in headcount and a $331,000 increase in office expenses.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and investments. Our interest income increased to $1.2 million for the year ended December 31, 2006 from $961,000 for the year ended December 31, 2005 due primarily to higher interest rates. Our interest income increased to $961,000 for the year ended December 31, 2005 from $126,000 for the year ended December 31, 2004 primarily as a result of increased interest income due to increased cash and short term investments from the issuance of common stock in a private placement transaction in 2004 and also from higher interest rates.

Income Taxes

For the year ended December 31, 2006, we recorded an income tax provision of $14.2 million. For the years ended December 31, 2005 and 2004, we recorded income tax provisions of $7.9 million and $5.1 million, respectively. Our effective tax rates for 2006, 2005 and 2004 were 46%, 50% and 46%, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Our effective tax rate decreased in 2006 compared to 2005 due primarily to a decrease in the expenses related to the program to make cash payments to former stockholders which were treated as non tax deductible expenses for financial statement reporting purposes. Our effective tax rate increased in 2005 compared to 2004 due primarily to losses from our European operations in 2005 which were treated as having no recognizable tax benefit.

We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our European and Canadian operations, related European and Canadian tax liabilities and corresponding U.S. tax credits, if any.

During the years ended December 31, 2005 and 2004, the Company realized tax benefits of $435,000 and $1.9 million, respectively, upon the exercises of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

Liquidity and Capital Resources

As of December 31, 2006 we had $33.4 million in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased from $44.4 million on December 31, 2005 primarily as a result of cash provided by operating activities offset by cash used in financing activities as explained below. Cash, cash equivalents and short-term investments increased to $44.4 million on December 31, 2005 from $36.5 million on December 31, 2004 primarily as a result of cash provided by operating activities explained below. We expect that cash flows generated from operations will continue to be sufficient to provide for working capital needs for at least the next 12 months.

Net cash provided by operating activities in the year ended December 31, 2006 was $17.3 million. Net cash provided by operating activities in the year ended December 31, 2005 was $8.1 million. Net cash provided by operating activities in the year ended December 31, 2004 was $4.5 million. In the year ended December 31, 2006, net cash provided by operating activities resulted primarily from net income and a net decrease in accounts receivable offset by a decrease in accrued expenses and an increase in deferred income taxes. In the year ended December 31, 2005, net cash provided by operating activities resulted primarily from net income and a net increase in accrued expenses and accounts payable offset by increases in accounts receivable and deferred income taxes. In the year ended December 31, 2004, net cash provided by operating activities resulted primarily from net income and a net increase in accrued expenses and tax benefit of stock options exercises offset by an increase in accounts receivable and a decrease in income tax payable. The tax benefit of stock options resulted from exercises during 2004 of stock options by directors. The increase in accounts receivable resulted from higher revenues during 2004 and greater days of sales outstanding relating to a higher mix of variable fee advertising, which has a longer collection period than fixed fee advertising because it is billed in arrears while fixed fee advertising is billed in advance.

Net cash provided by investing activities was $20.2 million during the year ended December 31, 2006. Net cash used in investing activities was $10.0 million and $10.1 million during the years ended December 31, 2005 and 2004, respectively. In 2006, net cash was provided primarily by the sale of short-term investments of $35 million offset by the purchase of short-term investments of $14.7 million. In 2005 and 2004, net cash was used primarily for purchases of short-term investments of $49.5 million and $10.0 million, respectively. In 2005, net cash used in investing activities was offset by sale of short-term investments of $39.7 million.

Net cash used in financing activities was $28.6 million and $89,000 for the years ended December 31, 2006 and 2005, respectively. Net cash provided by financing activities was $28.5 million in the year ended December 31, 2004. The net cash used in the year ended December 31, 2006 was due primarily to the repurchase of 1 million shares of common stock totaling $28.6 million. The net cash used in the year ended December 31, 2005 was due primarily to additional costs from the issuance of common stock in 2004 offset by proceeds from stock option exercises. The net cash provided in the year ended December 31, 2004 was due primarily to the proceeds from issuance of common stock in a private placement transaction and upon exercises of stock options by directors.

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period, we have incurred expenses of $2.6 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of requests ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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

We expect that cash on hand will be sufficient to finance the expansion of our European operations.

The following summarizes our principal contractual commitments as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	Thereafter	Total

Operating leases	$1,761	$250	$95	$—	$—	$2,106
Purchase obligations	168	14	—	—	—	182

Total commitments	$1,929	$264	$95	$—	$—	$2,288

As of December 31, 2006, we have recorded a liability of $10,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation based on claims received as of December 31, 2006. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

Growth Strategy

Our growth strategy has two main elements:

•	Replicate our business model in selected foreign markets in Europe and the Asia Pacific region; and

•	Expand the scope of our business model.

In March 2007, we announced the opening of an office in Paris and our expansion into France. We intend to create a third business segment, Asia Pacific, and begin operations in the Asia Pacific region, including Australia, Greater China (China, Hong Kong, Taiwan), India, Japan, and South Korea, in 2007 and 2008.

In 2007, we intend to list show ticket offers on our Travelzoo Web sites. Further, we intend to launch Travelzoo Network, a network of affiliate Web sites that list travel deals published by Travelzoo.

We do not know what impact this growth strategy will have on our results of operations because we cannot reliably estimate expenses and revenues. It is possible that the increase in expenses will have a material adverse impact on our results of operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.

Our European operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Our Canadian operations expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. We are exposed to foreign currency risk associated with fluctuations of the British Sterling Pound as the financial position and operating results of our European subsidiary will be translated into U.S. Dollars for consolidation purposes. We are exposed to foreign currency risk associated with fluctuations of the Canadian Dollar as the financial position and operating results of our Canadian subsidiary will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.

Item 8.	Financial Statements and Supplementary Data

TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Travelzoo Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Travelzoo Inc. (the Company) maintained effective internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Travelzoo Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Travelzoo Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Travelzoo Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
March 14, 2007

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$33,415	$24,469
Short term investments	—	19,887
Accounts receivable, less allowance for doubtful accounts of $726 and $418 at 2006 and 2005, respectively	7,274	9,020
Deposits	177	28
Prepaid expenses and other current assets	506	631
Deferred tax assets	1,980	1,020

Total current assets	43,352	55,055
Deposits, less current portion	142	190
Deferred tax assets, less current portion	—	28
Property and equipment, net	172	159
Intangible assets, net	34	20

Total assets	$43,700	$55,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,839	$2,373
Accrued expenses	2,149	3,394
Deferred revenue	750	296
Income tax payable	1,142	856

Total current liabilities	6,880	6,919

Deferred tax liabilities	3	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value per share (40,000 shares authorized; 15,250 and 16,250 shares issued and outstanding at 2006 and 2005, respectively)	153	163
Additional paid-in capital	2,076	30,645
Retained earnings	34,566	17,763
Accumulated other comprehensive income (loss)	22	(38)

Total stockholders’ equity	36,817	48,533

Total liabilities and stockholders’ equity	$43,700	$55,452

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$69,525	$50,772	$33,679
Cost of revenues	1,038	878	695

Gross profit	68,487	49,894	32,984

Operating expenses:
Sales and marketing	29,378	25,915	15,731
General and administrative	9,356	9,109	6,220

Total operating expenses	38,734	35,024	21,951

Income from operations	29,753	14,870	11,033
Interest income	1,249	961	126
Gain (loss) on foreign currency	3	(15)	—

Income before income tax expense	31,005	15,816	11,159
Income tax expense	14,202	7,853	5,122

Net income	$16,803	$7,963	$6,037

Net income per share:
Basic net income per share	$1.08	$0.49	$0.36

Diluted net income per share	$1.01	$0.45	$0.33

Shares used in computing basic net income per share	15,503	16,249	16,879

Shares used in computing diluted net income per share	16,712	17,731	18,475

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005, and 2004

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)

Balances, December 31, 2003	19,425	$194	$—	$(116)	$3,763	$—	$3,841
Reduction of reported shares outstanding upon expiration of merger exchange period	(4,116)	(41)	—	41	—	—	—
Proceeds from exercises of options	174	2	—	369	—	—	371
Tax benefit of non-qualified stock options exercise	—	—	—	1,932	—	—	1,932
Recovery of profit from purchase and sale of stock by employees	—	—	—	34	—	—	34
Proceeds from issuance of common stock, net of related issuance costs	750	7	—	28,040	—	—	28,047
Comprehensive Income:
Net income	—	—	—	—	6,037	—	6,037

Total comprehensive income	—	—	—	—	—	—	6,037

Balances, December 31, 2004	16,233	162	—	30,300	9,800	—	40,262
Proceeds from exercises of options	17	1	—	34	—	—	35
Tax benefit of non-qualified stock options exercise	—	—	—	435	—	—	435
Additional issuance costs related to Q4 2005	—	—	—	(124)	—	—	(124)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	7,963	—	7,963

Total comprehensive income	—	—	—	—	—	—	7,925

Balances, December 31, 2005	16,250	163	—	30,645	17,763	(38)	48,533
Repurchase of common stock	(1,000)	—	(28,579)	—	—	—	(28,579)
Retirement of common stock	—	(10)	28,579	(28,569)	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	60	60
Net income	—	—	—	—	16,803	—	16,803

Total comprehensive income	—	—	—	—	—	—	16,863

Balances, December 31, 2006	15,250	$153	$—	$2,076	$34,566	$22	$36,817

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$16,803	$7,963	$6,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	167	161
Deferred income taxes	(929)	(676)	(181)
Provision for losses on accounts receivable	304	317	121
Tax benefit of stock option exercises	—	435	1,932
Accrued income for short-term investments	(449)	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	1,511	(4,019)	(3,078)
Deposits	(95)	(55)	(24)
Prepaid expenses and other current assets	136	40	(543)
Accounts payable	440	1,940	216
Accrued expenses	(1,278)	938	1,136
Deferred revenue	449	205	69
Income tax payable	285	919	(1,311)

Net cash provided by operating activities	17,308	8,125	4,535

Cash flows from investing activities:
Purchases of property and equipment	(119)	(156)	(40)
Purchase of short-term investments	(14,663)	(49,500)	(10,032)
Sale of short-term investments	35,000	39,693	—
Purchases of intangible assets	(34)	—	(2)

Net cash provided by (used in) investing activities	20,184	(9,963)	(10,074)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of related costs	—	(124)	28,047
Proceeds from stock option exercises	—	35	371
Recovery of profit from purchase and sale of stock by employees	—	—	34
Repurchase of common stock	(28,579)	—	—

Net cash provided by (used in) financing activities	(28,579)	(89)	28,452

Effect of exchange rate changes on cash and cash equivalents	33	(39)	—

Net increase (decrease) in cash and cash equivalents	8,946	(1,966)	22,913
Cash and cash equivalents at beginning of year	24,469	26,435	3,522

Cash and cash equivalents at end of year	$33,415	$24,469	$26,435

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$14,845	$7,176	$4,683

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

(1)  Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is an Internet media company. Travelzoo’s products include the Travelzoo Web sites (which includes www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail product, and the SuperSearch pay-per-click travel search engine.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 50.2% of the outstanding shares as of December 31, 2006.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2006, there were 15,250,479 shares of common stock outstanding.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,073,000 shares of common stock for no additional payment.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $160,000 for the year ended December 31, 2006 of which $10,000 remains as a liability as of December 31, 2006. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,073,000 shares had not submitted claims under the program.

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

All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in the U.S. on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash and in SuperSearch.  Revenues generated from the Company’s operations in Europe were approximately $3.2 million for the year ended December 31, 2006.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s standard payment terms are net 30 days. Insertion orders that include fixed-fee advertising are invoiced upon acceptance of the insertion order and on the first day of each month over the term of the insertion order, with the exception of Travelzoo Top 20 or Newsflash listings, which are invoiced upon delivery. Insertion orders that include variable-fee advertising are invoiced at the end of the month. The Company’s standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the client shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The Company believes that no significant obligations exist after the full delivery of advertising.

Revenues from advertising sold to clients through agencies are reported at the net amount billed to the agency.

(c)	Net Income Per Share

Net income per share has been calculated in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted-average number of common shares outstanding for the period, including shares reserved for issuance to former stockholders of

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Travelzoo.com Corporation reported as outstanding prior to April 25, 2004. Diluted net income per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Basic net income per share:
Net income	$16,803	$7,963	$6,037

Weighted average common shares	15,503	16,249	16,879

Basic net income per share	$1.08	$0.49	$0.36

Diluted net income per share:
Net income	$16,803	$7,963	$6,037

Weighted average common shares	15,503	16,249	16,879
Effect of dilutive securities — stock options	1,209	1,482	1,596

Weighted average common and potential common shares	16,712	17,731	18,475

Diluted net income per share	$1.01	$0.45	$0.33

(d)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

(e)	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computer hardware and software	$372	$351
Office equipment	442	352

	814	703
Less accumulated depreciation	642	544

Total	$172	$159

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 years for all classifications of property and equipment.

Depreciation expense was $111,000, $104,000, and $95,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005

Acquired amortized intangible assets:
Internet domain names	$382	$348
Less accumulated amortization	348	328

Total	$34	$20

Intangible assets have a useful life of 5 years.

Amortization expense was $20,000, $64,000 and $66,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future amortization expense related to intangible assets at December 31, 2006 is as follows (in thousands):

Year ended December 31,
2007	$7
2008	7
2009	7
2010	7
Thereafter	6

$34

(g)	Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase. As of December 31, 2006 and 2005, cash equivalents are comprised of $20.3 million and $19.2 million, respectively, held in money market accounts.

Short-term investments consist of highly liquid investments with remaining maturities of greater than three months and less than one year on date of purchase. There are no short-term investments as of December 31, 2006. Short-term investments as of December 31, 2005 are comprised of U.S. Treasury bonds in the amounts of $19.9 million, which are classified as held-to-maturity and carried at amortized cost, which approximated the fair value of these investments due to their short maturities. There were no material unrealized losses as of December 31, 2006 or 2005.

(h)	Advertising Costs

Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $20.5 million, $20.3 million and $11.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. In the years ended December 31, 2006, 2005 and 2004, there were no advertising services that were purchased from the Company’s clients under any arrangements.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Impairment of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(l)	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company did not provide any stock-based compensation in fiscal years 2004, 2005, or 2006. In addition, all previously issued options vested prior to January 1, 2003. See Note 6 for a further discussion on stock-based compensation.

(m)	Web Site Development Costs

The Company accounts for Web site development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Website Development Costs.” Internal Web site development costs that qualify for capitalization have been immaterial for the years ended December 31, 2006, 2005 and 2004.

(n)	Foreign Currency

All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency.

(o)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

(2)  Commitments and Contingencies

The Company leases office space in the U.S., Canada, U.K., Germany and Spain under operating leases which expire between April 30, 2007 and December 31, 2009. The future minimum rental payments under these operating leases as of December 31, 2006, total $1,761,000, $250,000 and $95,000 for 2007, 2008, and 2009, respectively. Rent expense was $1,839,000, $1,570,000 and $1,133,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,073,000 shares of common stock for no additional payment.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $160,000 for the year ended December 31, 2006 of which $10,000 remains as a liability as of December 31, 2006. The liability is based on the number of actual

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,073,000 shares had not submitted claims under the program.

(3)  Allowance for Doubtful Accounts and Accrued Expenses

The details of changes to the allowance for doubtful accounts are as follows (in thousands):

Balance at December 31, 2003	$71
Additions — charged to costs and expenses, net	121
Deductions — write-offs	(65)

Balance at December 31, 2004	127
Additions — charged to costs and expenses, net	317
Deductions — write-offs	(26)

Balance at December 31, 2005	418
Additions — charged to costs and expenses, net	308

Balance at December 31, 2006	$726

The details of accrued expenses as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005

Accrued compensation expense	$456	$199
Accrued advertising expense	1,257	2,847
Accrued professional services expense	215	149
Other accrued expenses	221	199

Total accrued expenses	$2,149	$3,394

(4)  Income Taxes

The components of income (loss) before income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

U.S.	$33,196	$16,950	$11,159
Foreign	(2,191)	(1,134)	—

	$31,005	$15,816	$11,159

Income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the last table of this footnote.

	Current	Deferred	Total
	(In thousands)

2006:
Federal	$11,372	$(866)	$10,506
State	3,759	(63)	3,696

	$15,131	$(929)	$14,202

2005:
Federal	$6,536	$(595)	$5,941
State	1,993	(81)	1,912

	$8,529	$(676)	$7,853

2004:
Federal	$4,117	$(349)	$3,768
State	1,367	(13)	1,354

	$5,484	$(362)	$5,122

During 2005 and 2004, an income tax benefit of $435,000 and $1.9 million was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense for the years ended December 31, 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2006	2005	2004

Federal tax at statutory rates	$10,852	$5,536	$3,794
State taxes, net of federal income tax benefit	2,402	1,243	894
Foreign loss	767	397	—
Non-deductible expenses and other	181	677	434

Total income tax expense	$14,202	$7,853	$5,122

Losses incurred in the foreign subsidiaries were treated as having no recognizable tax benefit.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows (in thousands):

	2006	2005

Deferred tax assets:
Accruals and allowances	$665	$361
State income taxes	1,253	619
Intangible assets	98	100

Gross deferred tax assets	$2,016	$1,080

Deferred tax liabilities:
Property and equipment	$(39)	$(32)

Gross deferred tax liabilities	(39)	(32)

Net deferred tax assets	$1,977	$1,048

No valuation allowance has been recorded for the deferred tax assets because management believes that the Company is more likely than not to generate sufficient future taxable income to realize the related tax benefits.

(5)  Stockholders’ Equity

As of December 31, 2006, the authorized capital stock of Travelzoo Inc. comprised of 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2006, there were 15,250,479 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.

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

In February 2006, Travelzoo announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the year ended December 31, 2006, the Company purchased and retired 1.0 million shares of common stock for aggregate

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration of $28.6 million and completed the share repurchase under this program. There were no shares repurchased during the years ended December 31, 2005 and 2004.

(6)  Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be reclassified as financing cash flows. For fiscal 2006, no excess tax benefit was recorded.

As described in Note 1(a), as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of December 31, 2006, and expire in January 2011.

In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of December 31, 2006, 42,725 options are vested and remain outstanding.

In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options were exercised during the year ended December 31, 2004. As of December 31, 2006, 10,000 options are vested and remain outstanding.

The Company did not provide any stock-based compensation in fiscal years 2004, 2005, or 2006. In addition, all previously issued options vested prior to January 1, 2003.

Option activity as of December 31, 2006 and changes during the fiscal year ended December 31, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2005	2,211,074	$1.03

Outstanding at December 31, 2006	2,211,074	$1.03	4.11 years	$63,948
Exercisable and fully vested at December 31, 2006	2,211,074	$1.03	4.11 years	$63,948

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted-Average
	Outstanding and	Remaining	Weighted-Average
Exercise Price	Exercisable	Contractual Life	Exercise Price

$1.00	2,158,349	4.09 years	$1.00
$2.00	42,725	4.83 years	2.00
$3.00	10,000	5.25 years	3.00

	2,211,074	4.11 years	$1.03

(7)  Segment Reporting and Significant Customer Information

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

The following is a summary of operating results and assets (in thousands) by business segment:

	North America	Europe	Elimination	Consolidated

Year ended December 31, 2006:
Revenues from unaffiliated customers	$66,303	$3,222	$—	$69,525
Intersegment revenues	206	10	(216)	—

Total net revenues	66,509	3,232	(216)	69,525

Operating income (loss)	31,337	(1,586)	2	29,753
Year ended December 31, 2005:
Revenues from unaffiliated customers	$50,016	$756	$—	$50,772
Intersegment revenues	145	1	(146)	—

Total net revenues	50,161	757	(146)	50,772

Operating income (loss)	16,000	(1,117)	(13)	14,870
As of December 31, 2006
Property and equipment, net:	$126	$46	$—	$172
Total assets	45,922	3,093	(5,315)	43,700

As of December 31, 2005
Property and equipment, net:	$139	$20	$—	$159
Total assets	56,191	748	(1,487)	55,452

Revenue for each segment is recognized based on the customer location within the designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customer information is as follows:

					Percent of
	Percent of				Accounts
	Revenues				Receivable
	Year Ended December 31,				December 31,	December 31,
Customer	2006	2005	2004		2006	2005

Travelport Limited	16%	12%		*	16%	15%
Expedia, Inc.	14%	*		*	16%	*
Sabre Holdings Corporation	*	15%	12%		*	13%

*	Less than 10%

The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

(8)  401(k) Plan

The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Starting in 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested, whereas the Company’s matching contributions are fully vested after the first year of service. The Company’s contributions to the 401(k) Plan were approximately $82,000 during 2006. There were no Company contributions to the 401(k) Plan in 2005 and 2004.

(9)  Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2006 and 2005.

	Quarters Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share amounts)

Revenues	$17,652	$17,586	$17,358	$16,929	$13,901	$13,384	$12,258	$11,228
Cost of revenues	256	232	286	264	249	225	224	179

Gross profit	17,396	17,354	17,072	16,665	13,652	13,159	12,034	11,049
Operating expenses:
Sales and marketing	7,331	6,975	7,973	7,099	7,632	7,101	6,152	5,030
General and administrative	2,394	2,249	2,112	2,601	2,496	1,878	2,127	2,608

Total operating expenses	9,725	9,224	10,085	9,700	10,128	8,979	8,279	7,638
Income from operations	7,671	8,130	6,987	6,965	3,524	4,180	3,755	3,411
Interest income	323	280	302	344	304	279	218	160
Foreign currency gain (loss)	(10)	7	13	(7)	(6)	(4)	(4)	—

Income before income taxes	7,984	8,417	7,302	7,302	3,822	4,455	3,969	3,571
Income tax expense	3,699	3,866	3,452	3,185	2,168	2,156	1,791	1,739

Net income	$4,285	$4,551	$3,850	$4,117	$1,654	$2,299	$2,178	$1,832

Basic net income per share	$.28	$.30	$.25	$.26	$.10	$.14	$.13	$.11

Diluted net income per share	$.26	$.28	$.23	$.24	$.10	$.13	$.12	$.10

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of December 31, 2006.

During the quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2006, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2006. Travelzoo management’s assessment of the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/  RALPH BARTEL
Ralph Bartel
Chairman of the Board and Chief Executive Officer

/s/  WAYNE LEE
Wayne Lee
Chief Financial Officer

March 14, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in Travelzoo’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2006 and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 1, 2007.

Name	Age	Position

Ralph Bartel, Ph.D.	41	President and Chief Executive Officer
Holger Bartel, Ph.D.	40	Executive Vice President
Steven M. Ledwith	49	Chief Technology Officer
Wayne Lee	35	Chief Financial Officer
Christopher Loughlin	33	Executive Vice President, Europe
Raymond Ng	45	Executive Vice President, Asia
Shirley Tafoya	43	Senior Vice President of Sales

Ralph Bartel, Ph.D., founded Travelzoo in 1998 and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since inception. Prior to his founding of Travelzoo, from 1996 to 1997, Mr. Bartel was a Managing Assistant at Gruner + Jahr AG, the magazine division of Bertelsmann AG. Mr. Bartel holds a Ph.D. in Communications from the University of Mainz, Germany, a Ph.D. in Economics from the University of St. Gallen, Switzerland, an MBA in Finance and Accounting from the University of St. Gallen, Switzerland, and a Master’s degree in Journalism from the University of Eichstaett, Germany.

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

Wayne Lee, CPA, was elected Chief Financial Officer in September 2006. Since joining the Company in 2005, Mr. Lee has served as Director of Finance and most recently as Vice President of Finance. From 2003 to 2005, Mr. Lee was Business Group Controller and North American Sales Controller of Novellus Systems, Inc. From 1998 to 2003 he was Assistant Controller of Allegis Corporation. Mr. Lee is a Certified Public Accountant who received his B.S. in Business Administration from the Walter A. Haas School of Business at the University of California, Berkeley.

Christopher Loughlin was elected Executive Vice President, Europe in May 2005 after serving as Vice President of Business Development since 2001. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York City.

Raymond Ng was elected Executive Vice President, Asia in March 2007. From 1998 to 2006, Mr. Ng was the head of North Asia Business Development at Yahoo! Inc. Mr. Ng graduated from Hong Kong Shue Yan University with a Diploma of Journalism.

Shirley Tafoya has served as Senior Vice President of Sales since 2001. From 1999 to 2001, Ms. Tafoya was the Director of Western Sales at Walt Disney Internet Group. From 1998 to 1999, Ms. Tafoya was a Sales Manager at IDG/International Data Group. Ms. Tafoya holds a bachelor’s degree in Business Administration from Notre Dame de Namur University.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under “Executive Compensation” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Stock Ownership by Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Our Consolidated Financial Statements are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

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

TRAVELZOO INC.

By:	/s/ WAYNE LEE
Wayne Lee
Chief Financial Officer

Date: March 14, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wayne Lee as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RALPH BARTEL Ralph Bartel	Chairman of the Board and Chief Executive Officer	March 14, 2007

/s/ WAYNE LEE Wayne Lee	Chief Financial Officer	March 14, 2007

/s/ HOLGER BARTEL Holger Bartel	Executive Vice President and Director	March 14, 2007

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 14, 2007

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 14, 2007

/s/ KELLY M. URSO Kelly M. Urso	Director	March 14, 2007

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2		—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10	.1*	—	Employment Agreement, dated as of April 1, 2000, between Silicon Channels Corporation and Ralph Bartel (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10	.2*	—	Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.3		—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10	.4*	—	Christopher Loughlin Service Agreement, dated as of May 16, 2005, between Travelzoo UK Ltd and Christopher Loughlin (Incorporated by reference to Exhibit 10.1 to our Form 10-K (File No. 000-50171), filed August 15, 2005)
10	.5*	—	Revised Executive Bonus Plan, effective July 1, 2006. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed August 9, 2006)
10	.6*	—	Christopher Loughlin amended Service Agreement, effective as of July 1, 2006, between Travelzoo (Europe) Limited and Christopher Loughlin. (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed August 9, 2006)
10	.7*‡	—	Wai Ming (Raymond) Ng Service Agreement, dated February 5, 2007, between Travelzoo Inc. and Wai Ming Ng.
21	.1‡	—	Subsidiaries of Travelzoo Inc.
23	.1‡	—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (included on signature page)
31	.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or a compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.