Form 10-Q
period 2007-03-31
TRAVELZOO INC
filed 2007-05-10
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of May 1, 2007 was 15,250,479 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$39,889	$33,415
Accounts receivable, less allowance for doubtful accounts of $740 and $726 as of March 31, 2007 and December 31, 2006, respectively	9,220	7,274
Deposits	295	177
Prepaid expenses and other current assets	941	506
Deferred income taxes	1,980	1,980

Total current assets	52,325	43,352

Deposits, less current portion	107	142
Property and equipment, net	219	172
Intangible assets, net	32	34

Total assets	$52,683	$43,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,285	$2,839
Accrued expenses	2,633	2,149
Deferred revenue	774	750
Income tax payable	2,974	1,142

Total liabilities	10,666	6,880

Other liabilities	1,148	3

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 15,250 shares issued and outstanding as of March 31, 2007 and December 31, 2006)	153	153
Additional paid-in capital	2,076	2,076
Retained earnings	38,629	34,566
Accumulated other comprehensive income	11	22

Total stockholders’ equity	40,869	36,817

Total liabilities and stockholders’ equity	$52,683	$43,700

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$19,740	$16,928
Cost of revenues	353	264

Gross profit	19,387	16,664

Operating expenses:
Sales and marketing	9,317	7,099
General and administrative	2,593	2,601

Total operating expenses	11,910	9,700

Income from operations	7,477	6,964
Interest income	364	344
Loss on foreign currency	(1)	(7)

Income before income tax expense	7,840	7,301
Income tax expense	3,777	3,185

Net income	$4,063	$4,116

Basic net income per share	$0.27	$0.26
Diluted net income per share	$0.25	$0.24
Shares used in computing basic net income per share	15,250	16,103
Shares used in computing diluted net income per share	16,480	17,298
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,063	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	33
Provision for losses on accounts receivable	28	247
Accrued income for short-term investments	—	(166)
Changes in operating assets and liabilities:
Accounts receivable	(1,971)	(246)
Deposits	(83)	(3)
Prepaid expenses and other current assets	(434)	(243)
Accounts payable	1,444	115
Accrued expenses	481	(156)
Deferred revenue	24	333
Income tax payable	1,832	1,760
Other liabilities	1,145	—

Net cash provided by operating activities	6,560	5,790

Cash flows from investing activities:
Purchases of property and equipment	(77)	(56)
Purchase of short-term investments	—	(14,663)
Sale of short-term investments	—	20,000

Net cash provided by (used in) investing activities	(77)	5,281

Cash flows from financing activities:
Repurchase of common stock	—	(8,594)

Net cash used in financing activities	—	(8,594)

Effect of exchange rate changes on cash and cash equivalents	(9)	(4)

Net increase in cash and cash equivalents	6,474	2,473
Cash and cash equivalents at beginning of period	33,415	24,469

Cash and cash equivalents at end of period	$39,889	$26,942

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$800	$1,425

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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 50.2% of the outstanding shares as of May 1, 2007.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the SEC on March 15, 2007.
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
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2007, there were 15,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,072,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $43,000 for these cash payments for the three months ended March 31, 2007 of which $4,000 remains as a liability as of March 31, 2007. The liability is based on the number of actual requests received from former stockholders through March 31, 2007 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,072,000 shares had not submitted claims under the program as of March 31, 2007.
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
     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.
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
     Revenue from advertising sold to clients through agencies is reported at the net amount billed to the agency.

Note 3: Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007. See Note 7: Income Taxes for a discussion of the impact of FIN 48.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.
Note 4: Stock-based Compensation
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
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be reclassified as financing cash flows. In the three months ended March 31, 2007, no excess tax benefit was recorded.
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of March 31, 2007, and expire in January 2011.
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of March 31, 2007, 42,725 options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 of these options were exercised during the year ended December 31, 2004. As of March 31, 2007, 10,000 options are vested and remain outstanding.
     The Company did not provide any stock-based compensation in fiscal years 2005, 2006, or in the three months ended March 31, 2007. In addition, all previously issued options vested prior to January 1, 2002.

     Option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	2,211,074	$1.03

Outstanding at March 31, 2007	2,211,074	$1.03	3.86 years	$79,027
Exercisable and fully vested at March 31, 2007	2,211,074	$1.03	3.86 years	$79,027
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Note 5: Net Income Per Share
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Basic net income per share:
Net income	$4,063	$4,116
Weighted average common shares	15,250	16,103

Basic net income per share	$0.27	$0.26

Diluted net income per share:
Net income	$4,063	$4,116

Weighted average common shares	15,250	16,103
Effect of dilutive securities: stock options	1,230	1,195

Diluted weighted average common shares	16,480	17,298

Diluted net income per share	$0.25	$0.24

Note 6: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Hong Kong, Spain, the U.K., and the U.S. under operating leases which expire between December 31, 2007 and December 31, 2009. The future minimum lease payments under these operating leases as of March 31, 2007 total $3,448,000. The future lease payments consist of $1,835,000 due in 2007, $1,165,000 due in 2008, and $448,000 due in 2009.

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,072,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $43,000 for these cash payments for the three months ended March 31, 2007 of which $4,000 remains as a liability as of March 31, 2007. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,072,000 shares had not submitted claims under the program.
     As a result of the adoption of FIN 48, the total liability for uncertain tax positions is $1.0 million (see Note 7). The Company is not able to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.
Note 7: Income Taxes
     We adopted the provisions of FIN 48, on January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings as of January 1, 2007. The Company has a liability of $1.0 million for income taxes associated with uncertain tax positions at January 1, 2007. The net amount of $1.0 million, if recognized, would favorably affect the company’s effective tax rate. In addition, consistent with the provisions of FIN 48, the company reclassified $1.0 million of income tax liabilities from income taxes payable to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the Condensed Consolidated Balance Sheets.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets at January 1, 2007 was $97,000; of this amount, $97,000 was also reclassified from income taxes payable to other liabilities upon adoption of FIN 48.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal and certain tax examinations for years before 2003. We are no longer subject to California tax examinations for years before 2002. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
Note 8: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has two operating segments: North America and Europe. North America consists of the Company’s operations in the U.S. and Canada. Europe consists of the Company’s operations in the U.K., Germany, Spain, and France. The Company began operations in Europe in May 2005.

     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
     The following is a summary of operating results and assets (in thousands) by business segment:

Three months ended March 31, 2007:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$18,454	$1,286	$—	$19,740
Intersegment revenues	42	3	(45)	—

Total net revenues	18,496	1,289	(45)	$19,740

Operating income (loss)	8,159	(683)	1	7,477

Three months ended March 31, 2006:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$16,365	$563	$—	$16,928
Intersegment revenues	71	2	(73)	—

Total net revenues	16,436	565	(73)	16,928

Operating income (loss)	7,424	(460)	—	6,964

As of March 31, 2007	North America	Europe	Elimination	Consolidated
Property and equipment, net:	$159	$60	$—	$219
Total assets	55,403	2,674	(5,394)	52,683

As of December 31, 2006	North America	Europe	Elimination	Consolidated
Property and equipment, net:	$126	$46	$—	$172
Total assets	45,922	3,093	(5,315)	43,700

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of		Percent of
	Revenues		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2007	2006	2007	2006
Travelport Limited	14%	14%	20%	16%
Expedia, Inc.	12%	12%	22%	16%
     The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.
Note 9: Comprehensive Income
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
Note 10: Foreign Currency
     Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency. The Company does not use any derivatives for hedging or speculative purposes.
Note 11: Subsequent Events
     On April 26, 2007, the board of directors authorized the repurchase of up to 1 million shares of the Company’s outstanding common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors” and the risks discussed in our other SEC filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other circumstances occur in the future.
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
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in the U.S. and Canada. Europe consists of our operations in the U.K., Germany, Spain, and France.
     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:
•	Growth in the number of subscribers to the Company’s newsletters and page views of the homepages of the Travelzoo Web sites;

•	Operating margin;

•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s publications; and

•	Revenue per employee as a measure of productivity.
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
     Revenue from advertising sold to clients through agencies is reported at the net amount billed to the agency.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
Revenues	100%	100%
Cost of revenues	2	2

Gross profit	98	98

Operating expenses:
Sales and marketing	47	42
General and administrative	13	15

Total operating expenses	60	57

Income from operations	38	41
Other income and expenses, net	2	2

Income before income taxes	40	43
Income taxes	19	19

Net income	21%	24%

     For the three months ended March 31, 2007, we reported income from operations of approximately $7.5 million. As of March 31, 2007, we had retained earnings of approximately $38.6 million. Our operating margin decreased to 37.9% of sales for the three months ended March 31, 2007 from 41.1% for the same period last year. The main reason for this decrease in our operating margin is that our sales and marketing expenses as a percentage of revenue increased at a higher rate than our revenues primarily due to increases in advertising expenses and increases in salary expenses in the three months ended March 31, 2007 compared to the same period last year (see “Operating Expenses” below).
     We do not know whether our sales and marketing expenses as a percentage of revenue will continue to increase in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenue. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
     We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect that we will incur significant expenses in 2007 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. We expect our planned expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period.

Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both North America and Europe as of March 31, 2007 and 2006 and the total number of page views for the homepages of the Travelzoo Web sites in North America and Europe for the three months ended March 31, 2007 and 2006. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	March 31,		Year-over-Year
	2007	2006	Growth
Subscribers:
North America
Travelzoo Top 20	10,129,000	9,381,000	8%
Newsflash	7,959,000	6,564,000	21%
Europe
Travelzoo Top 20	753,000	410,000	84%
Newsflash	684,000	299,000	129%

	Three Months Ended
	March 31,		Year-over-Year
	2007	2006	Growth*
Page views of homepages of Travelzoo Web sites:
North America	9,136,000	10,353,000	-12%
Europe	2,122,000	690,000	208%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     The Company’s revenues for the three months ended March 31, 2007 increased by 17% from the same period last year. The total number of subscribers of the Travelzoo Top 20 e-mail newsletters as of March 31, 2007 increased by 11% compared to March 31, 2006 and page views of the homepages of the Travelzoo Web sites for the three months ended March 31, 2007 increased by 2% from the same period last year. Management believes that the data for the three months ended March 31, 2007 and 2006 indicate that the Company was able to generate higher revenues as total reach increased.
Revenues
     Our total revenues increased to $19.7 million for the three months ended March 31, 2007 from $16.9 million for the three months ended March 31, 2006. This represents an increase of 17%.
     26% of our revenue growth in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 came from our operations in Europe. The remaining 74% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients and the volume of advertising sold. Approximately 22% of our revenue growth in the three month period ended March 31, 2007 compared to the three months ended March 31, 2006 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 6% as of January 1, 2007. Approximately 52% of our revenue growth in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is attributed to an increase in the number of clients in North America and an increase in the volume of advertising sold to existing clients in North America.
     As discussed in Note 8 in the notes to the condensed financial statements, two clients each accounted for 10% or more of our total revenues during the three ended March 31, 2007 and March 31, 2006. No other clients accounted for 10% or more of our total revenues during the three months ended March 31, 2007 and 2006. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
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
     Our revenue growth in North America slowed down in the second quarter, the third quarter, and fourth quarter of 2006. We do not know if this is a trend. We do not know if we are able to further grow revenue of our North America segment.
     Average annualized revenue per employee decreased to $840,000 for the three months ended March 31, 2007 from $996,000 for the three months ended March 31, 2006.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, and salary expenses associated with network operations staff. Our cost of revenues increased to $353,000 for the three months ended March 31, 2007 from $264,000 for the three months ended March 31, 2006. As a percentage of revenue, cost of revenues remained the same, 2%, for the three months ended March 31, 2007 and for the three months ended March 31, 2006. The $89,000 increase in cost of revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to an increase in salary expense associated with our network operations staff.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $9.3 million for the three months ended March 31, 2007 from $7.1 million for the three months ended March 31, 2006. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. The $2.2 million increase in sales and marketing expenses in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to an $870,000 increase in advertising to acquire traffic to our Web site and for brand advertising campaigns. There was also an $805,000 increase in expenses due to an increase in the headcount of our sales and marketing staff and a $272,000 increase in advertising to acquire new subscribers for our e-mail products. For the three months ended March 31, 2007 and 2006, advertising expenses accounted for 67% and 73%, respectively, of sales and marketing expenses.
     Our goal is to increase our revenues from advertising sales. One important factor that drives our revenues is our advertising rates. We believe that we can increase our advertising rates only if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.
     In May 2005, we began operations in the U.K. In 2006, we began operations in Germany, Canada, and Spain. In the second quarter of 2007, we will begin operations in France and Hong Kong. The start-up of our business in Europe, Canada and Hong Kong and our plan to expand into other countries in 2007 is expected to result in a significant increase in our sales and marketing expenses.

     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses remained the same, $2.6 million, for the three months ended March 31, 2007 and the three months ended March 31, 2006. There was a $230,000 increase in office and salary expense in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 offset by a $220,000 decrease in bad debt expense.
     In the three months ended March 31, 2007 and 2006, the Company recorded expenses of $43,000 in each period related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
     We expect our headcount to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
     Our strategy to replicate our business model in foreign markets is expected to result in a significant additional increase in our general and administrative expenses.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2004, 2005, 2006, and the first three months of 2007, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our operating segments, North America and Europe.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
North America:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance
Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Europe:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance
Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379

     In North America, we have noted a trend of increasing average cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in North America in Q3 2004 reflects the effect of new advertising campaigns which were tested at that time. The decline in new subscriber acquisition costs in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. We do not consider the decline in new subscriber costs in certain prior periods to be indicative of a longer-term trend, or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.
     In Europe, we do not know if the increase in the average cost per acquisition of a new subscriber is a trend or if it is related to the limited staffing. Until April 2007, our European operations did not have any marketing staff.
     Increasing average cost per subscriber is likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our cost per new subscriber over the long term. The effect on operations may be that greater absolute and relative marketing expenditure is necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.

Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of March 31, 2007.
North America

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net revenues	$18,496	$16,436
Income from operations	8,159	7,424
Income from operations as a % of revenues	44%	45%
     In North America, revenues increased 13% in the first three months of 2007 compared to the same period in 2006. The North America revenue growth was driven by the increase of advertising rates, additions of new clients and increased spending from existing clients.
     Income from operations for North America as a percentage of revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 decreased by one percentage point. This was primarily due to a three percentage point increase in sales and marketing expenses as a percentage of revenue in the three months ended March 31, 2007 compared to the same period last year. Sales and marketing expenses for North America increased to $7.9 million in the three months ended March 31, 2007 compared to $6.5 million in the same period last year. This $1.4 million increase was primarily due to a $573,000 increase in salary expenses resulting mostly from an increase in headcount and a $564,000 increase in advertising to acquire traffic to our web site and for brand awareness campaigns. There was also a two percentage point decrease in general and administrative expenses as a percentage of revenue in the three months ended March 31, 2007 compared to the same period last year. General and administrative expenses for North America decreased to $2.1 million in the three months ended March 31, 2007 compared to $2.3 million in the same period last year. This $200,000 decrease was primarily due to a $217,000 decrease in bad debt expense.
Europe

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net revenues	$1,289	$565
Loss from operations	(683)	(460)
Loss from operations as a % of revenues	-53%	-81%
     In Europe, revenues increased 128% in the first three months of 2007 compared to the same period in 2006. We began operations in Europe in May 2005.
     Our loss from operations in Europe was $683,000 in the three months ended March 31, 2007 compared to $460,000 in the three months ended March 31, 2006. Although net revenues increased by $724,000 in the three months ended March 31, 2007 compared to the prior year, sales and marketing expenses increased by $820,000 due primarily to increased spending on subscriber acquisition campaigns, advertising for Web site traffic, and salary expenses. General and administrative expenses also increased by $132,000 due primarily to an increase in office and salary expenses.
Income Taxes
     We recorded income tax provisions of $3.8 million and $3.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended March 31, 2007, our effective tax rate was 48.2%. Expenses of $43,000 related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, losses of approximately $1.0 million from our operations in Europe and Canada were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses related to payments to former stockholders and from losses or gains incurred by our operations in Canada, Europe, and Asia Pacific, and corresponding U.S. tax credits, if any.

Liquidity and Capital Resources
     As of March 31, 2007, we had $39.9 million in cash and cash equivalents. Cash and cash equivalents increased from $33.4 million on December 31, 2006 primarily as a result of cash provided by operating activities as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the three months ended March 31, 2007 was $6.6 million. Net cash provided by operating activities in the three months ended March 31, 2006 was $5.8 million. In the three months ended March 31, 2007, net cash provided by operating activities resulted primarily from net income and increases in accounts payable and other liabilities offset by an increase in accounts receivable.
     Net cash used by investing activities was $77,000 in the three months ended March 31, 2007. Net cash provided by investing activities was $5.3 million during the three months ended March 31, 2006. In the three months ended March 31, 2007, net cash used in investing activities resulted from purchases of property and equipment. In the three months ended March 31, 2006, net cash provided by investing activities resulted primarily from the sale of short-term investments offset by the purchase of short-term investments.
     There were no financing activities during the three months ended March 31, 2007. Net cash used in financing activities was $8.6 million during the three months ended March 31, 2006. In the three months ended March 31, 2006, net cash used in financing activities resulted from the repurchase of common stock by the Company.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.6 million. The total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future, in particular in connection with our strategy to replicate our business model in selected foreign markets. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     We expect that cash on hand will be sufficient to finance the growth of our European and Asia Pacific operations.
     The following summarizes our principal contractual commitments as of March 31, 2007 (in thousands):

	2007	2008	2009	2010	Thereafter	Total
Operating leases	$1,835	$1,165	$448	$—	$—	$3,448
Purchase obligations	130	11	—	—	—	141

Total commitments	$1,965	$1,176	$448	$—	$—	$3,589

     As a result of the adoption of FIN 48, the total liability for uncertain tax positions is $1.0 million (see Note 7 in Item 1). We have not included this amount in the table above because of the difficulty in making reasonably reliable estimates on the timing of cash settlements with the respective taxing authorities.
Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Europe and in the Asia Pacific region; and

•	Expand the scope of our business model.

     During the second quarter of 2007, we will begin operations in France and Hong Kong. For 2007 and 2008, we plan to start up operations in Australia, Greater China (China, Hong Kong, Taiwan), India, Japan, and South Korea.
     In the first quarter of 2007, we began to allocate significant resources to the development of the Travelzoo Network, a network of affiliate Web sites that list travel deals published by Travelzoo.
     We expect our launch in the Asia Pacific region, our continued expansion in Europe, and the development of the Travelzoo Network to have a material negative impact on our operating margins in the near term.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.
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
     Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. We expect our operations in Europe and Asia Pacific and our expected expansion into other regions in the future will incur significant losses. We expect that this will have a material negative impact on our operating margins. This could result in a significant decrease in the trading price of our common stock.
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
     In the three months ended March 31, 2007, two clients accounted for 14% and 12% of our revenues. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form.
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
Risks Related to Our Markets and Strategy
Our international expansion is expected to result in substantial operating losses, and is subject to other material risks.
     In May 2005, we began operations in the U.K. In 2006, we began operations in Germany, Canada, and Spain. In the second quarter of 2007, we will begin operations in France and in Hong Kong. Our plan is to expand into additional markets in the Asia Pacific region in the future. We expect our operations in Europe and Asia Pacific for an initial period of two to three years to incur losses, primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. We expect that this will have a material negative impact on our operating margins. This could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	currency exchange rate fluctuations;

•	risks related to government regulation; and

•	potentially adverse tax consequences.
     In addition, we may be unable to acquire domain names that utilize the name Travelzoo in the countries we intend to conduct business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2007, we had 94 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
     We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We also compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical marketing and other resources and larger client bases. In addition, we compete with newspapers, magazines and other traditional media companies that provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve month period ended March 31, 2007, the sales price of our common stock on the NASDAQ Stock Market ranged from $18.41 to $52.99. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of May 1, 2007, approximately 50.2% of our outstanding shares with options to increase his percentage ownership to 56.4% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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
We do not carry general liability insurance.
     We do not carry general liability insurance, which would protect us against claims which may arise in the course of our business from subscribers, clients or others. If any such claim should be successfully asserted against us, the absence of general liability insurance coverage could adversely affect our financial condition.
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

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,072,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of our common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $43,000 for these cash payments for the three months ended March 31, 2007, of which $4,000 remains as a liability as of March 31, 2007. The liability is based on the number of actual requests received from former stockholders through March 31, 2007 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,072,000 shares had not submitted claims under the program as of March 31, 2007.
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
     Our European operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Our Canadian operations expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. We are exposed to foreign currency risk associated with fluctuations of the British Sterling Pound and the Euro as the financial position and operating results of our European subsidiary will be translated into U.S. Dollars for consolidation purposes. We are exposed to foreign currency risk associated with fluctuations of the Canadian Dollar as the financial position and operating results of our Canadian subsidiary will be translated into U.S. Dollars for consolidated purposes. We do not use derivative instruments to hedge these exposures.
Item 4. Controls and Procedures
     As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of March 31, 2007.
     During the three months ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period covered by this report.
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1*‡	Employment Agreement, dated as of November 1, 2000, between Holger Bartel and Travelzoo.com Sales, Inc.

10.2*‡	Employment Agreement, dated as of November 1, 2000, between Steven M. Ledwith and Travelzoo.com Sales, Inc.

10.3*‡	Employment Agreement, dated as of December 9, 2005, between Wayne Lee and Travelzoo Inc.

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)
By:	/s/ Wayne Lee
Wayne Lee
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: May 10, 2007

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1*‡	Employment Agreement, dated as of November 1, 2000, between Holger Bartel and Travelzoo.com Sales, Inc.

10.2*‡	Employment Agreement, dated as of November 1, 2000, between Steven M. Ledwith and Travelzoo.com Sales, Inc.

10.3*‡	Employment Agreement, dated as of December 9, 2005, between Wayne Lee and Travelzoo Inc.

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith