Form 10-Q
period 2007-06-30
TRAVELZOO INC
filed 2007-08-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of August 1, 2007 was 15,193,008 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$41,876	$33,415
Accounts receivable, less allowance for doubtful accounts of $704 and $726 as of June 30, 2007 and December 31, 2006, respectively	8,545	7,274
Deposits	187	177
Prepaid expenses and other current assets	1,327	506
Deferred income taxes	1,980	1,980

Total current assets	53,915	43,352

Deposits, less current portion	200	142
Property and equipment, net	345	172
Intangible assets, net	31	34

Total assets	$54,491	$43,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,442	$2,839
Accrued expenses	2,420	2,149
Deferred revenue	715	750
Deferred rent	17	—
Income tax payable	—	1,142

Total current liabilities	9,594	6,880

Other long-term liabilities	1,186	3

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 15,250 shares issued and outstanding as of June 30, 2007 and December 31, 2006)	153	153
Additional paid-in capital	2,076	2,076
Retained earnings	41,475	34,566
Accumulated other comprehensive income	7	22

Total stockholders’ equity	43,711	36,817

Total liabilities and stockholders’ equity	$54,491	$43,700

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$20,115	$17,358	$39,855	$34,287
Cost of revenues	444	286	797	551

Gross profit	19,671	17,072	39,058	33,736

Operating expenses:
Sales and marketing	10,745	7,973	20,062	15,072
General and administrative	3,173	2,112	5,766	4,713

Total operating expenses	13,918	10,085	25,828	19,785

Income from operations	5,753	6,987	13,230	13,951
Other income and expense:
Interest income	428	302	792	646
Gain on foreign currency	36	13	35	6

Income before income taxes	6,217	7,302	14,057	14,603
Income taxes	3,371	3,452	7,148	6,637

Net income	$2,846	$3,850	$6,909	$7,966

Basic net income per share	$0.19	$0.25	$0.45	$0.50
Diluted net income per share	$0.17	$0.23	$0.42	$0.47
Shares used in computing basic net income per share	15,250	15,459	15,250	15,778
Shares used in computing diluted net income per share	16,482	16,677	16,481	16,983
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,909	$7,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	69
Provision for losses on accounts receivable	(8)	231
Accrued interest income for short-term investments	—	(334)
Changes in operating assets and liabilities:
Accounts receivable	(1,235)	259
Deposits	(67)	(90)
Prepaid expenses and other current assets	(815)	(23)
Accounts payable	3,580	598
Accrued expenses	248	114
Deferred revenue	(37)	267
Deferred rent	55	—
Income tax payable	3	(8)

Net cash provided by operating activities	8,712	9,049

Cash flows from investing activities:
Purchases of property and equipment	(246)	(78)
Purchase of short-term investments	—	(14,663)
Sale of short-term investments	—	20,000

Net cash provided by (used in) investing activities	(246)	5,259

Cash flows from financing activities:
Repurchase of common stock	—	(28,579)

Net cash used in financing activities	—	(28,579)

Effect of exchange rate changes on cash and cash equivalents	(5)	2

Net increase (decrease) in cash and cash equivalents	8,461	(14,269)
Cash and cash equivalents at beginning of period	33,415	24,469

Cash and cash equivalents at end of period	$41,876	$10,200

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$7,550	$6,645

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.hk, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search engine, and the Travelzoo Network, an affiliate network of partners that list travel deals published by Travelzoo.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 50.3% of the outstanding shares as of August 1, 2007.
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
     The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2007, there were 15,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,071,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $72,000 for these cash payments for the six months ended June 30, 2007 of which $5,000 remains as a liability as of June 30, 2007. The liability is based on the number of actual requests received from former stockholders through June 30, 2007 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,071,000 shares had not submitted claims under the program as of June 30, 2007.
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
     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:
▪	Evidence of an arrangement. The Company considers an insertion order signed by the client or its agency to be evidence of an arrangement.

▪	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

▪	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

▪	Collection is deemed reasonably assured. The Company conducts a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection. Collection is deemed not reasonably assured when a client is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.
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
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be reclassified as financing cash flows. In the six months ended June 30, 2007, no excess tax benefit was recorded.
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of June 30, 2007, and expire in January 2011.
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of June 30, 2007, 42,725 options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 of these options were exercised during the year ended December 31, 2004. As of June 30, 2007, 10,000 options are vested and remain outstanding.
     The Company did not provide any stock-based compensation in fiscal years 2005, 2006, or in the six months ended June 30, 2007. In addition, all previously issued options vested prior to January 1, 2002.

     Option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	2,211,074	$1.03

Outstanding at June 30, 2007	2,211,074	$1.03	3.61 years	$56,519

Exercisable and fully vested at June 30, 2007	2,211,074	$1.03	3.61 years	$56,519
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$2,846	$3,850	$6,909	$7,966
Weighted average common shares	15,250	15,459	15,250	15,778

Basic net income per share	$0.19	$0.25	$0.45	$0.50

Diluted net income per share:
Net income	$2,846	$3,850	$6,909	$7,966

Weighted average common shares	15,250	15,459	15,250	15,778
Effect of dilutive securities: stock options	1,232	1,218	1,231	1,205

Diluted weighted average common shares	16,482	16,677	16,481	16,983

Diluted net income per share	$0.17	$0.23	$0.42	$0.47

Note 6: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Hong Kong, Spain, the U.K., and the U.S. under operating leases which expire between December 31, 2007 and December 31, 2009. The future minimum lease payments under these operating leases as of June 30, 2007 total $3,210,000. The future lease payments consist of $1,340,000 due in 2007, $1,341,000 due in 2008, and $529,000 due in 2009.

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,071,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $72,000 for these cash payments for the six months ended June 30, 2007 of which $5,000 remains as a liability as of June 30, 2007. The liability is based on the number of actual requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,071,000 shares had not submitted claims under the program.
Note 7: Income Taxes
     We adopted the provisions of FIN 48, on January 1, 2007. There was no effect to the financial statements upon implementation of FIN 48. The Company has a liability of $1.0 million for income taxes associated with uncertain tax positions at January 1, 2007. The net amount of $1.0 million, if recognized, would favorably affect the company’s effective tax rate. In addition, consistent with the provisions of FIN 48, the company reclassified $1.0 million of income tax liabilities from income taxes payable to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the Condensed Consolidated Balance Sheets.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets at January 1, 2007 was $97,000; of this amount, $97,000 was also reclassified from income taxes payable to other liabilities upon adoption of FIN 48.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal and certain state tax examinations for years before 2003. We are no longer subject to California tax examinations for years before 2002. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
Note 8: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has three operating segments: North America, Europe and Asia Pacific. North America consists of the Company’s operations in the U.S. and Canada. Europe consists of the Company’s operations in the U.K., Germany, Spain, and France. The Company began operations in Europe in May 2005. Asia Pacific consists of the Company’s operations in Hong Kong. The Company began operations in Asia Pacific in April 2007.

     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
     The following is a summary of operating results and assets (in thousands) by business segment:

	North
Three months ended June 30, 2007:	America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,619	$1,496	$—	$—	$20,115
Intersegment revenues	77	2	—	(79)	—

Total net revenues	18,696	1,498	—	(79)	$20,115

Operating income (loss)	7,313	(1,161)	(400)	1	5,753

	North
Three months ended June 30, 2006:	America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$16,616	$742	$—	$—	$17,358
Intersegment revenues	42	1	—	(43)	—

Total net revenues	16,658	743	—	(43)	$17,358

Operating income (loss)	7,481	(494)	—	—	6,987

	North
Six months ended June 30, 2007:	America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$37,074	$2,781	$—	$—	$39,855
Intersegment revenues	118	5	—	(123)	—

Total net revenues	37,192	2,786	—	(123)	$39,855

Operating income (loss)	15,473	(1,845)	(400)	2	13,230

	North
Six months ended June 30, 2006:	America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$32,980	$1,307	$—	$—	$34,287
Intersegment revenues	113	2	—	(115)	—

Total net revenues	33,093	1,309	—	(115)	$34,287

Operating income (loss)	14,905	(954)	—	—	13,951

	North
As of June 30, 2007	America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$256	$62	$27	$—	$345
Total assets	58,090	4,967	679	(9,245)	54,491

	North
As of December 31, 2006	America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$126	$46	$—	$—	$172
Total assets	45,922	3,093	—	(5,315)	43,700

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

Significant customer information is as follows:

					Percent of
	Percent of		Percent of		Accounts
	Revenues		Revenues		Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2007	2006	2007	2006	2007	2006
Travelport Limited	16%	19%	15%	16%	13%	16%
Expedia, Inc.	10%	15%	11%	14%	17%	16%
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
Note 11: Stock Repurchase Program
     On April 26, 2007, the board of directors authorized the repurchase of up to 1 million shares of the Company’s outstanding common stock. The Company did not repurchase any stock during the three months ended June 30, 2007.

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
Overview
     Travelzoo is a global Internet media company. We publish travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.
     Our publications and products include the Travelzoo Web sites (which includes www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.hk, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, an affiliate network of partners that list travel deals published by Travelzoo. We also operate SuperSearch, a pay-per-click travel search engine. More than 600 travel companies purchase our advertising services.
     Our revenues are advertising revenues, consisting of listing fees paid by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, through the Travelzoo Network, and in SuperSearch, a pay-per-click travel search engine. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $4,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
     We have three operating segments based on geographic regions: North America, Europe and Asia Pacific. North America consists of our operations in the U.S. and Canada. Europe consists of our operations in the U.K., Germany, Spain, and France. Asia Pacific consists of our operations in Hong Kong.
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
     Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. The Company evaluates each of these criteria as follows:
▪	Evidence of an arrangement. We consider an insertion order signed by the client or its agency to be evidence of an arrangement.

▪	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the clickthroughs have been delivered.

▪	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.
▪	Collection is reasonably assured. We conduct a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the client. Collection is deemed reasonably assured if we expect that the client will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection. Collection is deemed not reasonably assured when a client is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	2.2	1.6	2.0	1.6

Gross profit	97.8	98.4	98.0	98.4

Operating expenses:
Sales and marketing	53.4	45.9	50.3	44.0
General and administrative	15.8	12.2	14.5	13.7

Total operating expenses	69.2	58.1	64.8	57.7

Income from operations	28.6	40.3	33.2	40.7
Other income and expenses, net	2.3	1.8	2.1	1.9

Income before income taxes	30.9	42.1	35.3	42.6
Income taxes	16.8	19.9	17.9	19.4

Net income	14.1%	22.2%	17.4%	23.2%

     For the six months ended June 30, 2007, we reported income from operations of approximately $13.2 million. As of June 30, 2007, we had retained earnings of approximately $41.5 million. Our operating margin decreased to 33.2% of sales for the six months ended June 30, 2007 from 40.7% for the same period last year. The main reason for this decrease in our operating margin is that our sales and marketing expenses as a percentage of revenue increased at a higher rate than our revenues primarily due to increases in advertising expenses and increases in salary expenses in the six months ended June 30, 2007 compared to the same period last year (see “Operating Expenses” below).
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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in both North America and Europe as of June 30, 2007 and 2006 and the total number of page views for the homepages of the Travelzoo Web sites in North America and Europe for the six months ended June 30, 2007 and 2006. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2007	2006	Growth
Subscribers:
North America
Travelzoo Top 20	10,358,000	9,540,000	9%
Newsflash	8,222,000	7,163,000	15%
Europe
Travelzoo Top 20	919,000	499,000	84%
Newsflash	851,000	399,000	113%

	Six Months Ended
	June 30,		Year-over-Year
	2007	2006	Growth*
Page views of homepages of Travelzoo Web sites:
North America	18,229,000	20,268,000	-10%
Europe	4,565,000	1,516,000	201%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     The Company’s revenues for the six months ended June 30, 2007 increased by 16% from the same period last year. The total number of subscribers of the Travelzoo Top 20 e-mail newsletters as of June 30, 2007 increased by 12% compared to June 30, 2006 and page views of the homepages of the Travelzoo Web sites for the six months ended June 30, 2007 increased by 5% from the same period last year. Management believes that the data for the six months ended June 30, 2007 and 2006 indicate that the Company was able to generate higher revenues as total reach increased.
Revenues
     Our total revenues increased to $20.1 million for the three months ended June 30, 2007 from $17.4 million for the three months ended June 30, 2006. This represents an increase of 16%. Our total revenues increased to $39.9 million for the six months ended June 30, 2007 from $34.3 million for the six months ended June 30, 2006. This represents an increase of 16%.

     27% of our revenue growth in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 came from our operations in Europe. The remaining 73% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch, and Travelzoo Network) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients, an increase in the volume of advertising sold, and new product offerings. Approximately 22% of our revenue growth in the three month period ended June 30, 2007 compared to the three months ended June 30, 2006 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 6% as of January 1, 2007. Approximately 51% of our revenue growth in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America and from new product offerings in North America.
     26% of our revenue growth in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 came from our operations in Europe. The remaining 74% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch, and Travelzoo Network) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients, an increase in the volume of advertising sold, and new product offerings. Approximately 22% of our revenue growth in the six month period ended June 30, 2007 compared to the six months ended June 30, 2006 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 6% as of January 1, 2007. Approximately 52% of our revenue growth in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America and from new product offerings in North America.
     As discussed in Note 8 in the notes to the condensed financial statements, two clients each accounted for 10% or more of our total revenues during the three and six months ended June 30, 2007 and June 30, 2006. No other clients accounted for 10% or more of our total revenues during the three and six months ended June 30, 2007 and 2006. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
     Management believes that our ability to increase revenues in the future depends mainly on four factors:
•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients;

•	Our ability to increase the number of clients; and

•	Our ability to introduce new products.
     We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically have increased the number of clients in every year since inception. We do not know if we will be able to increase the number of clients in the future. We do not know if we will have market acceptance of our new products.
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
     Average annualized revenue per employee decreased to $712,000 for the three months ended June 30, 2007 from $926,000 for the three months ended June 30, 2006.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliates of the Travelzoo Network, and salary expenses associated with network operations staff. Our cost of revenues increased to $444,000 for the three months ended June 30, 2007 from $286,000 for the three months ended June 30, 2006. Our cost of revenues increased to $797,000 for the six months ended June 30, 2007 from $551,000 for the six months ended June 30,

2006. As a percentage of revenue, cost of revenues remained the same, 2%, for the three and six months ended June 30, 2007 and 2006. The $158,000 increase in cost of revenues in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to an increase in salary expense associated with our network operations staff. The $246,000 increase in cost of revenues in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to an increase in salary expense associated with our network operations staff.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $10.7 million for the three months ended June 30, 2007 from $8.0 million for the three months ended June 30, 2006. Sales and marketing expenses increased to $20.1 million for the six months ended June 30, 2007 from $15.1 million for the six months ended June 30, 2006. The goal of our advertising was to acquire new subscribers for our e-mail products and to increase brand awareness for Travelzoo. The $2.8 million increase in sales and marketing expenses in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to a $1.2 million increase in advertising to acquire traffic to our Web site, a $708,000 increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff, and a $685,000 increase in advertising to acquire new subscribers for our e-mail products. For the three months ended June 30, 2007 and 2006, advertising expense accounted for 68% and 69%, respectively, of sales and marketing expenses. The $5.0 million increase in sales and marketing expenses in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to an $1.9 million increase in advertising to acquire traffic to our Web site, a $1.5 million increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff, and a $957,000 increase in advertising to acquire new subscribers for our e-mail products. For the six months ended June 30, 2007 and 2006, advertising expenses accounted for 68% and 71%, respectively, of sales and marketing expenses.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Germany, Canada, and Spain. In the second quarter of 2007, we began operations in France and Hong Kong. In the third quarter of 2007, we will begin operations in Japan. The start-up of our business in Europe, Canada, Hong Kong, and Japan and our plan to expand into other countries in 2007 is expected to result in a significant increase in our sales and marketing expenses in the foreseeable future.
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $3.2 million in the three months ended June 30, 2007 from $2.1 million in the three months ended June 30, 2006. General and administrative expenses increased to $5.8 million in the six months ended June 30, 2007 from $4.7 million for the six months ended June 30, 2006. The $1.1 million increase in general and administrative expenses in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to a $457,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $188,000 increase in office expenses and a $182,000 increase in professional services expense. The $1.0 million increase in general and administrative expenses in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to a $534,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $344,000 increase in rent and office expenses and a $153,000 increase in expenses for corporate functions offset by a $239,000 decrease in bad debt expense.
     In the six months ended June 30, 2007 and 2006, the Company recorded expenses of $72,000 and $89,000, respectively, in each period related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
     We expect our headcount to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our general and administrative expenses to continue to increase.
     Our strategy to replicate our business model in foreign markets is expected to result in a significant additional increase in our general and administrative expenses in the foreseeable future.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2004, 2005, 2006, and the first six months of 2007, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Unsubscribes: Subscribers who were removed from our list throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
          North America:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689

          Europe:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692

Asia Pacific:

	Average Cost per
	Acquisition of a New
Period	Subscriber	New Subscribers	Unsubscribes	Balance

Q2 2007	$2.46	1,068	(4)	1,064
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
     In Europe, we do not know if the increase in the average cost per acquisition is a trend or if it is related to the limited staffing. Until April 2007, our European operations did not have any marketing staff.
     We began operations in Asia Pacific in April 2007.
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
Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of June 30, 2007.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net revenues	$18,696	$16,658	$37,192	$33,093
Income from operations	7,313	7,481	15,473	14,905
Income from operations as a % of revenues	39%	45%	42%	45%

     In North America, revenues increased 12% in the first three and six months of 2007 compared to the same period in 2006. The North America revenue growth was driven by the increase of advertising rates, additions of new clients, increased spending from existing clients and new product offerings.
     Income from operations for North America as a percentage of revenue in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 decreased to 39% from 45%. Sales and marketing as a percentage of revenue increased to 47% or $8.7 million for the three months ended June 30, 2007 from 43% or $7.1 million for the three months ended June 30, 2006. This $1.6 million increase was primarily due to a $868,000 increase in advertising to acquire traffic to our Web site and a $427,000 increase in salary and employee related expenses. General and administrative expenses as a percentage of revenue increased to 12% or $2.3 million for the three months ended June 30, 2007 from 11% or $1.8 million for the three months ended June 30, 2006. The $491,000 increase was primarily due to a $276,000 increase professional services expense and a $155,000 increase in expenses for corporate functions.
     Income from operations for North America as a percentage of revenue in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 decreased to 42% from 45%. Sales and marketing as a percentage of sales increased to 45% or $16.6 million for the six months ended June 30, 2007 from 41% or $13.6 million for the six months ended June 30, 2006. This $3.0 million increase was primarily due to a $1.6 million increase in advertising to acquire traffic to our Web site, brand awareness campaigns, and trade marketing expenses. There was also a $1.0 million increase in salary and employee related expenses. General and administrative expenses as a percentage of revenue was 12% for the six months ended June 30, 2007 and 2006. General and administrative expenses for North America increased to $4.4 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006. This $337,000 increase was primarily due to a $248,000 increase in professional services expense and a $156,000 increase in rent and office expenses.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net Revenues	$1,498	$743	$2,786	$1,309
Loss from operations	(1,161)	(494)	(1,845)	(954)
Loss from operations as a % of revenues	78%	66%	66%	73%
     In Europe, revenues increased 102% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and increased 113% in the first six months of 2007 compared to the same period in 2006.
     Our loss from operations in Europe was $1.2 million in the three months ended June 30, 2007 compared to a loss of $494,000 for the three months ended June 30, 2006. Sales and marketing expenses increased by $1.2 million in the three months ended June 30, 2007 compared to the prior year due primarily to a $565,000 increase in advertising to acquire new subscribers for our e-mail products, a $293,000 increase in advertising to acquire traffic to our Web site, and a $252,000 increase in salary and employee related expenses. General and administrative expenses increased by $205,000 in the three months ended June 30, 2007 compared to the prior year period due primarily to a $167,000 increase in salaries and employee related expenses.
     Our loss from operations in Europe was $1.8 million in the six months ended June 30, 2007 compared to a loss of $954,000 in the six months ended June 30, 2006. Sales and marketing expenses increased by $2.0 million due primarily to an $876,000 increase in advertising to acquire new subscribers for our e-mail products, a $598,000 increase in advertising to acquire traffic to our Web site, and a $446,000 increase in salary and employee related expenses. General and administrative expenses increased by $338,000 due primarily to a $247,000 increase in salary and employee related expenses and a $148,000 increase in rent and office expenses.
Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net Revenues	$—	$—	$—	$—
Loss from operations	(400)	—	(400)	—
Loss from operations as a % of revenues	—	—	—	—

     Our operating expenses and loss from operations in the Asia Pacific was $400,000 in the three and six months ended June 30, 2007. The $400,000 was primarily general and administrative expenses related to salary and employee related expenses and office expenses. We began operations in Hong Kong in April 2007.
Income Taxes
     We recorded income tax provisions of $3.4 million and $3.5 million for the three months ended June 30, 2007 and June 30, 2006, respectively. We recorded income tax provisions of $7.1 million and $6.6 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the six months ended June 30, 2007, our effective tax rate was 50.9%. Expenses of $72,000 related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, losses of approximately $2.8 million from our Europe and Asia Pacific business segments and our operations in Canada were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses related to payments to former stockholders and from losses or gains incurred by our operations in Canada, Europe, and Asia Pacific, and corresponding U.S. tax credits, if any.
Liquidity and Capital Resources
     As of June 30, 2007, we had $41.9 million in cash and cash equivalents. Cash and cash equivalents increased from $33.4 million on December 31, 2006 primarily as a result of cash provided by operating activities as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the six months ended June 30, 2007 was $8.7 million. Net cash provided by operating activities in the six months ended June 30, 2006 was $9.0 million. In the six months ended June 30, 2007, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable offset by increases in accounts receivable and prepaid expenses and other current assets.
     Net cash used by investing activities was $246,000 in the six months ended June 30, 2007. Net cash provided by investing activities was $5.3 million during the six months ended June 30, 2006. In the six months ended June 30, 2007, net cash used in investing activities resulted from purchases of property and equipment. In the six months ended June 30, 2006, net cash provided by investing activities resulted primarily from the sale of short-term investments offset by the purchase of short-term investments.
     There were no financing activities during the six months ended June 30, 2007. Net cash used in financing activities was $28.6 million during the six months ended June 30, 2006. In the six months ended June 30, 2006, net cash used in financing activities resulted from the repurchase of common stock by the Company.
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
     Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase, and we may be required to agree to operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.
     We expect that cash on hand will be sufficient to finance the growth of our European and Asia Pacific operations.
     The following summarizes our principal contractual commitments as of June 30, 2007 (in thousands):

	2007	2008	2009	2010	Thereafter	Total
Operating leases	$1,340	$1,341	$529	$—	$—	$3,210
Purchase obligations	86	11	—	—	—	97

Total commitments	$1,426	$1,352	$529	$—	$—	$3,307

Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Europe and in the Asia Pacific region; and

•	Expand the scope of our business model.
     During the second quarter of 2007, we started operations in France and Hong Kong. For 2007 and 2008, we plan to start up operations in Australia, Greater China (China, Hong Kong, Taiwan), India, Japan, and South Korea.
     In the first six months of 2007, we began to allocate significant resources to the development of the Travelzoo Network, a network of affiliate Web sites that list travel deals published by Travelzoo.
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
     In the six months ended June 30, 2007, two clients accounted for 15% and 11% of our revenues. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Germany, Canada, and Spain. In 2007, we began operations in France and in Hong Kong. Our plan is to expand into additional markets in the Asia Pacific region in the future. We expect our operations in Europe and Asia Pacific and our expected expansion into other regions in the future will incur significant losses. We expect our operations in Europe and Asia Pacific for an initial period of two to three years to incur losses, primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. We expect that this will have a material negative impact on our operating margins. This could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2007, we had 113 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the six month period ended June 30, 2007, the sales price of our common stock on the NASDAQ Stock Market ranged from $24.73 to $40.68. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of August 1, 2007, approximately 50.3% of our outstanding shares with options to increase his percentage ownership to 56.6% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,071,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of our common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $72,000 for these cash payments for the six months ended June 30, 2007, of which $5,000 remains as a liability as of June 30, 2007. The liability is based on the number of actual requests received from former stockholders through June 30, 2007 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,071,000 shares had not submitted claims under the program as of June 30, 2007.
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
     Our European operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Our Canadian operations expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our Asia Pacific operations expose us to foreign currency risk associated with agreements being denominated in Hong Kong Dollars. We are exposed to foreign currency risk associated with fluctuations of the British Sterling Pound as the financial position and operating results of our European operations will be translated into U.S. Dollars for consolidation purposes. We are exposed to foreign currency risk associated with fluctuations of the Canadian Dollar as the financial position and operating results of our Canadian subsidiary will be translated into U.S. Dollars for consolidation purposes. We are exposed to foreign currency risk associated with fluctuations of the Hong Kong Dollar as the financial position and operating results of our Asia Pacific operations will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.
Item 4. Controls and Procedures
     As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of June 30, 2007.
     During the six months ended June 30, 2007, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities, or any purchases of shares by the Company under its stock repurchase program, during the period covered by this report.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders occurred on June 14, 2007, at which the following individuals were elected as directors: Ralph Bartel, Holger Bartel, David J. Ehrlich, Donovan Neale-May, and Kelly M. Urso.
     The stockholders voted as follows:

Proposal	For	Withhold or Abstain

Election of Directors
Ralph Bartel	11,057,163	2,028,085
Holger Bartel	11,469,978	1,615,250
David J. Ehrlich	12,892,468	192,780
Donovan Neale-May	12,976,836	108,412
Kelly M. Urso	12,978,228	107,020
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ Wayne Lee

Wayne Lee
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: August 9, 2007

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith