Form 10-Q
period 2007-09-30
TRAVELZOO INC
filed 2007-11-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of November 1, 2007 was 14,250,479 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$23,253	$33,415
Accounts receivable, less allowance for doubtful accounts of $315 and $726 as of September 30, 2007 and December 31, 2006, respectively	9,408	7,274
Deposits	181	177
Prepaid expenses and other current assets	1,088	506
Deferred income taxes	1,980	1,980

Total current assets	35,910	43,352

Deposits, less current portion	239	142
Property and equipment, net	387	172
Intangible assets, net	33	34

Total assets	$36,569	$43,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,750	$2,839
Accrued expenses	3,101	2,149
Deferred revenue	471	750
Deferred rent	25	—
Income tax payable	—	1,142

Total current liabilities	9,347	6,880

Other long-term liabilities	1,196	3

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 15,250 shares issued and 14,250 shares outstanding as of September 30, 2007; 15,250 shares issued and outstanding as of December 31, 2006)	153	153
Treasury Stock	(19,823)	—
Additional paid-in capital	2,076	2,076
Retained earnings	43,629	34,566
Accumulated other comprehensive income (loss)	(9)	22

Total stockholders’ equity	26,026	36,817

Total liabilities and stockholders’ equity	$36,569	$43,700

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$19,943	$17,586	$59,798	$51,873
Cost of revenues	563	232	1,360	782

Gross profit	19,380	17,354	58,438	51,091

Operating expenses:
Sales and marketing	10,954	6,974	31,015	22,047
General and administrative	3,488	2,249	9,254	6,962

Total operating expenses	14,442	9,223	40,269	29,009

Income from operations	4,938	8,131	18,169	22,082
Other income and expense:
Interest income	312	279	1,103	926
Gain on foreign currency	68	7	103	12

Income before income taxes	5,318	8,417	19,375	23,020
Income taxes	3,164	3,866	10,312	10,502

Net income	$2,154	$4,551	$9,063	$12,518

Basic net income per share	$0.15	$0.30	$0.60	$0.80
Diluted net income per share	$0.14	$0.28	$0.56	$0.74
Shares used in computing basic net income per share	14,659	15,250	15,053	15,595
Shares used in computing diluted net income per share	15,873	16,464	16,278	16,803
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,063	$12,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	103
Provision for (recovery of) losses on accounts receivable	(52)	228
Accrued interest income for short-term investments	—	(449)
Changes in operating assets and liabilities:
Accounts receivable	(2,018)	3
Deposits	(96)	(92)
Prepaid expenses and other current assets	(571)	63
Accounts payable	2,881	100
Accrued expenses	892	(271)
Deferred revenue	(283)	282
Deferred rent	72	—
Income tax payable	3	(649)

Net cash provided by operating activities	10,023	11,836

Cash flows from investing activities:
Purchases of property and equipment	(335)	(96)
Purchases of intangible assets	(5)	—
Purchase of short-term investments	—	(14,663)
Sale of short-term investments	—	35,000

Net cash provided by (used in) investing activities	(340)	20,241

Cash flows from financing activities:
Repurchase of common stock	(19,823)	(28,579)

Net cash used in financing activities	(19,823)	(28,579)

Effect of exchange rate changes on cash and cash equivalents	(22)	10

Net increase (decrease) in cash and cash equivalents	(10,162)	3,508
Cash and cash equivalents at beginning of period	33,415	24,469

Cash and cash equivalents at end of period	$23,253	$27,977

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$10,404	$11,152

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.com.hk, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search engine, and the Travelzoo Network, an affiliate network of Web sites that list travel deals published by Travelzoo.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.7% of the outstanding shares as of November 1, 2007.
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
     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period, and the Company makes no representations related thereto.
     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo Web site. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels Corporation to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. The merger was accounted for as a combination of entities under common control using “as-if pooling-of-interests” accounting. Under this method of accounting, the assets and liabilities of Silicon Channels Corporation and Travelzoo Inc. were carried forward to the combined company at their historical costs. In addition, all prior period financial statements of Travelzoo Inc. were restated to include the combined results of operations, financial position and cash flows of Silicon Channels Corporation.
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2007, there were 14,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,070,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $94,000 for these cash payments for the nine months ended September 30, 2007 of which $11,000 remains as a liability as of September 30, 2007. The liability is based on the number of estimated requests received from former stockholders through September 30, 2007 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,070,000 shares had not submitted claims under the program as of September 30, 2007.
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
     The Company’s standard payment terms are 30 days net. Insertion orders that include fixed-fee advertising are invoiced upon acceptance of the insertion order and on the first day of each month over the term of the insertion order, with the exception of Travelzoo Top 20 or Newsflash insertions, which are primarily invoiced upon delivery. Insertion orders that include variable-fee advertising are invoiced at the end of the month. The Company’s standard terms state that in the event that Travelzoo fails to publish advertisements as specified in the insertion order, the liability of Travelzoo to the client shall be limited to, at Travelzoo’s sole discretion, a pro rata refund of the advertising fee, the placement of the advertisements at a later time in a comparable position, or the extension of the term of the insertion order until the advertising is fully delivered. The Company believes that no significant obligations exist after the full delivery of advertising.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
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
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of September 30, 2007, and expire in January 2011.
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of September 30, 2007, 42,725 options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 of these options were exercised during the year ended December 31, 2004. As of September 30, 2007, 10,000 options are vested and remain outstanding.
     The Company did not provide any stock-based compensation in fiscal years 2005, 2006, or in the nine months ended September 30, 2007. In addition, all previously issued options vested prior to January 1, 2002.

     Option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	2,211,074	$1.03

Outstanding at September 30, 2007	2,211,074	$1.03	3.36 years	$48,500

Exercisable and fully vested at September 30, 2007	2,211,074	$1.03	3.36 years	$48,500
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$2,154	$4,551	$9,063	$12,518
Weighted average common shares	14,659	15,250	15,053	15,595

Basic net income per share	$0.15	$0.30	$0.60	$0.80

Diluted net income per share:
Net income	$2,154	$4,551	$9,063	$12,518

Weighted average common shares	14,659	15,250	15,053	15,595
Effect of dilutive securities: stock options	1,214	1,214	1,225	1,208

Diluted weighted average common shares	15,873	16,464	16,278	16,803

Diluted net income per share	$0.14	$0.28	$0.56	$0.74

Note 6: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Hong Kong, Japan, Spain, the U.K., and the U.S. under operating leases which expire between December 31, 2007 and December 31, 2009. The future minimum lease payments under these operating leases as of September 30, 2007 total $3,520,000. The future lease payments consist of $735,000 due in 2007, $1,854,000 due in 2008, and $931,000 due in 2009.

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,070,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $94,000 for these cash payments for the nine months ended September 30, 2007 of which $11,000 remains as a liability as of September 30, 2007. The liability is based on the number of estimated requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,070,000 shares had not submitted claims under the program.
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
Note 8: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has three operating segments: North America, Europe and Asia Pacific. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. The Company began operations in Europe in May 2005. Asia Pacific consists of the Company’s operations in Hong Kong and Japan. The Company began operations in Asia Pacific in April 2007.

     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources.  Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
     The following is a summary of operating results and assets (in thousands) by business segment:

Three months ended September 30, 2007:	North America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,332	$1,611	$—	$—	$19,943
Intersegment revenues	33	—	—	(33)	—

Total net revenues	18,365	1,611	—	(33)	19,943

Operating income (loss)	7,066	(1,423)	(706)	1	4,938

Three months ended September 30, 2006:	North America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$16,627	$959	$—	$—	$17,586
Intersegment revenues	37	4	—	(41)	—

Total net revenues	16,664	963	—	(41)	17,586

Operating income (loss)	8,407	(277)	—	1	8,131

Nine months ended September 30, 2007:	North America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$55,406	$4,392	$—	$—	$59,798
Intersegment revenues	152	5	—	(157)	—

Total net revenues	55,558	4,397	—	(157)	59,798

Operating income (loss)	22,540	(3,266)	(1,107)	2	18,169

Nine months ended September 30, 2006:	North America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$49,607	$2,266	$—	$—	$51,873
Intersegment revenues	150	6	—	(156)	—

Total net revenues	49,757	2,272	—	(156)	51,873

Operating income (loss)	23,311	(1,231)	—	2	22,082

As of September 30, 2007	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$264	$64	$59	$—	$387
Total assets	41,985	3,798	683	(9,897)	36,569

As of December 31, 2006	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$126	$46	$—	$—	$172
Total assets	45,922	3,093	—	(5,315)	43,700

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

					Percent of
	Percent of		Percent of		Accounts
	Revenues		Revenues		Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2007	2006	2007	2006	2007	2006
Travelport Limited	15%	17%	15%	16%	10%	16%
Expedia, Inc.	12%	15%	11%	14%	16%	16%
     The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

Note 9: Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.
Note 10: Foreign Currency
     Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency. The Company does not use any derivatives for hedging or speculative purposes.
Note 11: Stock Repurchase Program
     In April 2007, the Company announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the nine months ended September 30, 2007, the Company purchased 1.0 million shares of common stock for an aggregate price of $19.8 million and completed the share repurchase under this program. The 1.0 million shares repurchased are recorded as part of treasury stock as of September 30, 2007.
     In February 2006, the Company announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the nine months ended September 30, 2006, the Company purchased and retired 1.0 million shares of common stock for an aggregate price of $28.6 million and completed the share repurchase under this program.

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
     Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.com.hk, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, an affiliate network of Web sites that list travel deals published by Travelzoo. We also operate SuperSearch, a pay-per-click travel search engine. More than 600 travel companies purchase our advertising services.
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
     We have three operating segments based on geographic regions: North America, Europe and Asia Pacific. North America consists of our operations in Canada and the U.S.. Europe consists of our operations in France, Germany, Spain, and the U.K. Asia Pacific consists of our operations in Hong Kong and Japan.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	2.8	1.3	2.3	1.5

Gross profit	97.2	98.7	97.7	98.5

Operating expenses:
Sales and marketing	54.9	39.6	51.8	42.5
General and administrative	17.5	12.8	15.5	13.4

Total operating expenses	72.4	52.4	67.3	55.9

Income from operations	24.8	46.3	30.4	42.6
Other income and expenses, net	1.9	1.6	2.0	1.8

Income before income taxes	26.7	47.9	32.4	44.4
Income taxes	15.9	22.0	17.2	20.3

Net income	10.8%	25.9%	15.2%	24.1%

     For the nine months ended September 30, 2007, we reported income from operations of approximately $18.2 million. As of September 30, 2007, we had retained earnings of approximately $43.6 million. Our operating margin decreased to 30.4% of revenues for the nine months ended September 30, 2007 from 42.6% for the same period last year. The main reason for this decrease in our operating margin is that our sales and marketing expenses as a percentage of revenue increased at a higher rate than our revenues primarily due to increases in advertising expenses and increases in salary expenses in the nine months ended September 30, 2007 compared to the same period last year (see “Operating Expenses” below).
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

Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of September 30, 2007 and 2006 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the nine months ended September 30, 2007 and 2006. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	September 30,
			Year-over-Year
	2007	2006	Growth
Subscribers:
North America
Travelzoo Top 20	10,498,000	9,691,000	8%
Newsflash	8,376,000	7,408,000	13%
Europe
Travelzoo Top 20	1,215,000	588,000	107%
Newsflash	1,114,000	504,000	121%
Asia Pacific
Travelzoo Top 20	43,000	—	—
Newsflash	39,000	—	—

	Nine Months Ended
	September 30,
			Year-over-Year
	2007	2006	Growth*
Page views of homepages of Travelzoo Web sites:
North America	26,777,000	32,443,000	-17%
Europe	6,854,000	2,545,000	169%
Asia Pacific	277,000	—	—

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     In North America, revenues for the nine months ended September 30, 2007 increased by 12% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of September 30, 2007 increased by 8% compared to September 30, 2006 and page views of the homepages of the Travelzoo Web sites in North America for the nine months ended September 30, 2007 decreased by 17% from the same period last year. In North America, revenues increased at a higher rate than the rate of growth in reach.
     In Europe, revenues for the nine months ended September 30, 2007 increased by 94% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of September 30, 2007 increased by 107% compared to September 30, 2006 and page views of the homepages of the Travelzoo Web sites in Europe for the nine months ended September 30, 2007 increased by 169% from the same period last year. In Europe, revenues increased at a lower rate than the rate of growth in reach. Management believes that the lower rate of growth in revenues is due to start up of operations in Germany and France. In Germany and France, we focused on rapidly building a significant subscriber base.
     In the Asia Pacific, we did not generate any revenues in the nine months ended September 30, 2007 and 2006. We began operations in Hong Kong in April 2007 and in Japan in August 2007.
Revenues
     Our total revenues increased to $19.9 million for the three months ended September 30, 2007 from $17.6 million for the three months ended September 30, 2006. This represents an increase of 13%. Our total revenues increased to $59.8 million for the nine months ended September 30, 2007 from $51.9 million for the nine months ended September 30, 2006. This represents an increase of 15%.

     28% of our revenue growth in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 came from our operations in Europe. The remaining 72% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch, and Travelzoo Network) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients, an increase in the volume of advertising sold, and new product offerings. Approximately 27% of our revenue growth in the three month period ended September 30, 2007 compared to the three months ended September 30, 2006 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 6% as of January 1, 2007. Approximately 45% of our revenue growth in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America and from new product offerings in North America.
     27% of our revenue growth in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 came from our operations in Europe. The remaining 73% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch, and Travelzoo Network) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients, an increase in the volume of advertising sold, and new product offerings. Approximately 24% of our revenue growth in the nine month period ended September 30, 2007 compared to the nine months ended September 30, 2006 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 6% as of January 1, 2007. Approximately 49% of our revenue growth in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America and from new product offerings in North America.
     As discussed in Note 8 in the notes to the condensed financial statements, two clients each accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2007 and September 30, 2006. No other clients accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2007 and 2006. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
     Management believes that our ability to increase revenues in the future depends mainly on four factors:
•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients;

•	Our ability to increase the number of clients;

•	Our ability to develop new revenue streams; and

•	Our ability to launch new products.
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
     Average annualized revenue per employee decreased to $623,000 for the three months ended September 30, 2007 from $868,000 for the three months ended September 30, 2006.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliate partners of the Travelzoo Network, and salary expenses associated with network operations staff. Our cost of revenues increased to $563,000 for the three months ended September 30, 2007 from $232,000 for the three months ended

September 30, 2006. Our cost of revenues increased to $1.4 million for the nine months ended September 30, 2007 from $782,000 for the nine months ended September 30, 2006. As a percentage of revenue, cost of revenues increased to 3% for the three months ended September 30, 2007 from 1% for the three months ended September 30, 2006. As a percentage of revenue, cost of revenues remained the same, 2%, for the nine months ended September 30, 2007 and 2006. The $331,000 increase in cost of revenues in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to an increase in salary expense associated with our network operations staff and payments made to affiliate partners of the Travelzoo Network. The $578,000 increase in cost of revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was also primarily due to an increase in salary expense associated with our network operations staff and payments made to affiliate partners of the Travelzoo Network.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $11.0 million for the three months ended September 30, 2007 from $7.0 million for the three months ended September 30, 2006. Sales and marketing expenses increased to $31.0 million for the nine months ended September 30, 2007 from $22.0 million for the nine months ended September 30, 2006. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and to increase brand awareness for Travelzoo. The $4.0 million increase in sales and marketing expenses in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to a $1.5 million increase in advertising to acquire new subscribers for our e-mail products, a $1.0 million increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff, and an $834,000 increase in advertising to acquire traffic to our Web site. For the three months ended September 30, 2007 and 2006, advertising expenses account for 69% and 70%, respectively, of sales and marketing expenses. The $9.0 million increase in sales and marketing expenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to a $2.7 million increase in advertising to acquire traffic to our Web site, a $2.5 million increase in advertising to acquire new subscribers for our e-mail products, and a $2.4 million increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff. For the nine months ended September 30, 2007 and 2006, advertising expenses accounted for 68% and 70%, respectively, of sales and marketing expenses.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Germany, Canada, and Spain. In the second quarter of 2007, we began operations in France and Hong Kong. In the third quarter of 2007, we began operations in Japan. In the fourth quarter of 2007, we expect to begin operations in Taiwan, China, and Australia. The start-up of our business in Europe, Canada, and Asia Pacific is expected to result in a significant increase in our sales and marketing expenses in the foreseeable future.
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $3.5 million in the three months ended September 30, 2007 from $2.2 million in the three months ended September 30, 2006. General and administrative expenses increased to $9.3 million in the nine months ended September 30, 2007 from $7.0 million for the nine months ended September 30, 2006. The $1.2 million increase in general and administrative expenses in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to a $507,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $308,000 increase in rent and office expenses, and a $171,000 increase in professional services expenses. The $2.3 million increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to a $970,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $652,000 increase in rent and office expenses and a $462,000 increase in professional services expense.

     In the nine months ended September 30, 2007 and 2006, the Company recorded expenses of $94,000 and $124,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2004, 2005, 2006, and the first nine months of 2007, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q1 2004	$2.23	920,063	(185,151)	6,937,496
Q2 2004	$2.58	858,899	(634,702)	7,161,693
Q3 2004	$1.26	1,298,962	(602,628)	7,858,027
Q4 2004	$1.70	694,026	(406,316)	8,145,737
Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Europe:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
     In North America, we have noted a trend of increasing average cost per new subscriber over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in North America in Q3 2004 reflects the effect of new advertising campaigns which were tested at that time. The decline in new subscriber acquisition costs in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. The increase in new subscriber acquisition costs in North America in Q3 2007 reflects the effect of a new method of signing up subscribers which was tested at that time. We do not consider the decline in new subscriber costs in certain prior periods to be indicative of a longer-term trend, or to indicate that our subscriber costs are likely to stay at this level or are likely to decline further.
     In Europe, we see a large fluctuation in the average cost per new subscriber. The average cost fluctuates from quarter to quarter and from country to country.

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
Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of September 30, 2007.
North America

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net revenues	$18,365	$16,664	$55,558	$49,757
Income from operations	7,066	8,407	22,540	23,311
Income from operations as a % of revenues	38.5%	50.5%	40.6%	46.8%
     In North America, revenues increased 10% in the three months ended September 30, 2007 compared to the same period in 2006. Revenues increased 12% in the nine months ended September 30, 2007 compared to the same period last year. The North America revenue growth was driven by the increase of advertising rates, addition of new clients, increased spending from existing clients and new product offerings and revenue streams.
     Income from operations for North America as a percentage of revenue in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 decreased to 39% from 51%. Sales and marketing expenses as a percentage of revenue increased to 47% or $8.7 million for the three months ended September 30, 2007 from 37% or $6.2 million for the three months ended September 30, 2006. This $2.5 million increase was primarily due to a $699,000 increase in salary and employee related expenses, a $616,000 increase in advertising to acquire traffic to our Web site, and a $594,000 increase in advertising to acquire new subscribers for our e-mail products. General and administrative expenses as a percentage of revenue increased to 12% or $2.1 million for the three months ended September 30, 2007 from 11% or $1.8 million for the three months ended September 30, 2006. The $327,000 increase was primarily due to a $105,000 increase in rent and office expenses.
     Income from operations for North America as a percentage of revenue in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 decreased to 41% from 47%. Sales and marketing expenses as a percentage of sales increased to 45% or $25.3 million for the nine months ended September 30, 2007 from 40% or $19.9 million for the nine months ended September 30, 2006. This $5.4 million increase was primarily due to a $2.6 million increase in advertising to acquire traffic to our Web site, brand awareness campaigns, and trade marketing expenses. There was also a $1.6 million increase in salary and employee related expenses and a $672,000 increase in advertising to acquire new subscribers for our e-mail products. General and administrative expenses as a percentage of revenue was 12% for the nine months ended September 30, 2007 and 2006. General and administrative expenses for North America increased to $6.5 million for the nine months ended September 30, 2007 compared to $5.8 million for the nine months ended September 30, 2006. This $699,000 increase was primarily due to a $365,000 increase in professional services expenses and a $262,000 increase in rent and office expenses.

Europe

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net Revenues	$1,611	$963	$4,397	$2,272
Loss from operations	(1,423)	(277)	(3,266)	(1,231)
Loss from operations as a % of revenues	88.3%	28.8%	74.3%	54.2%
     In Europe, revenues increased 67% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and increased 94% in the first nine months of 2007 compared to the same period in 2006.
     Our loss from operations in Europe was $1.4 million in the three months ended September 30, 2007 compared to a loss of $277,000 for the three months ended September 30, 2006. Sales and marketing expenses increased to $2.1 million for the three months ended September 30, 2007 from $739,000 for the three months ended September 30, 2006. This $1.4 million increase was due primarily to a $826,000 increase in advertising to acquire new subscribers for our e-mail products, a $246,000 increase in salary and employee related expenses, and a $219,000 increase in advertising to acquire traffic to our Web site. General and administrative expenses increased by $412,000 to $893,000 in the three months ended September 30, 2007 compared to the prior year period due primarily to a $222,000 increase in salaries and employee related expenses and a $105,000 increase in rent and office expenses.
     Our loss from operations in Europe was $3.3 million in the nine months ended September 30, 2007 compared to a loss of $1.2 million in the nine months ended September 30, 2006. Sales and marketing expenses increased to $5.5 million for the nine months ended September 30, 2007 from $2.2 million for the nine months ended September 30, 2006. This $3.3 million increase was due primarily to a $1.7 million increase in advertising to acquire new subscribers for our e-mail products, an $817,000 increase in advertising to acquire traffic to our Web site, and a $643,000 increase in salary and employee related expenses. General and administrative expenses increased by $749,000 to $2.0 million for the nine months ended September 30, 2007 due primarily to a $476,000 increase in salary and employee related expenses and a $253,000 increase in rent and office expenses.
Asia Pacific

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net Revenues	$—	$—	$—	$—
Loss from operations	(706)	—	(1,107)	—
Loss from operations as a % of revenues	—	—	—	—
     Our operating expenses and loss from operations in the Asia Pacific was $706,000 and $1.1 million, respectively, in the three and nine months ended September 30, 2007. The loss from operations in the three and nine months ended September 30, 2007 was primarily due to general and administrative expenses related to salary and employee related expenses and office expenses. We began operations in Hong Kong in April 2007 and in Japan in August 2007.
Income Taxes
     We recorded income tax provisions of $3.2 million and $3.9 million for the three months ended September 30, 2007 and September 30, 2006, respectively. We recorded income tax provisions of $10.3 million and $10.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the nine months ended September 30, 2007, our effective tax rate was 53.2%. Expenses of $94,000 related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit. Further, losses of approximately $4.9 million from our Europe and Asia Pacific business segments and our operations in Canada were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses related to payments to former stockholders and from losses or gains incurred by our operations in Canada, Europe, and Asia Pacific, and corresponding U.S. tax credits, if any.
Liquidity and Capital Resources
     As of September 30, 2007, we had $23.3 million in cash and cash equivalents. Cash and cash equivalents decreased from $33.4 million on December 31, 2006 primarily as a result of cash used in financing activities offset by cash provided by operating activities as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the nine months ended September 30, 2007 was $10.0 million. Net cash provided by operating activities in the nine months ended September 30, 2006 was $11.8 million. In the nine months ended September 30, 2007, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable and accrued expenses offset by an increase in accounts receivable.
     Net cash used by investing activities was $340,000 in the nine months ended September 30, 2007. Net cash provided by investing activities was $20.2 million during the nine months ended September 30, 2006. In the nine months ended September 30, 2007, net cash used in investing activities resulted from purchases of property and equipment. In the nine months ended September 30, 2006, net cash provided by investing activities resulted primarily from the sale of short-term investments offset by the purchase of short-term investments.
     Net cash used in financing activities was $19.8 million during the nine months ended September 30, 2007. Net cash used in financing activities was $28.6 million during the nine months ended September 30, 2006. In both the nine months ended September 30, 2007 and 2006, net cash used in financing activities resulted from the repurchase of common stock by the Company.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.7 million. The total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced substantial increases in our sales and marketing expenses and our general and administrative expenses since inception, and we anticipate that these increases will continue for the foreseeable future, in particular in connection with our strategy to replicate our business model in selected foreign markets. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     We expect that cash on hand will be sufficient to finance the growth of our European and Asia Pacific operations.
     The following summarizes our principal contractual commitments as of September 30, 2007 (in thousands):

	2007	2008	2009	2010	Thereafter	Total
Operating leases	$735	$1,854	$931	$—	$—	$3,520
Purchase obligations	43	11	—	—	—	54

Total commitments	$778	$1,865	$931	$—	$—	$3,574

Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Europe and in the Asia Pacific region; and

•	Expand the scope of our business model.
     During the second quarter of 2007, we started operations in France and Hong Kong. During the third quarter of 2007, we started operations in Japan. For 2007 and 2008, we plan to start up operations in Australia, Greater China (China and Taiwan), India, and South Korea.
     In the first nine months of 2007, we began to allocate significant resources to the development of the Travelzoo Network, an affiliate network of Web sites that list travel deals published by Travelzoo.
     We expect our launch in the Asia Pacific region, our continued expansion in Europe, and the development of the Travelzoo Network to have a material negative impact on our operating margins in the near term.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
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
     Although we have been profitable in the past, there is no assurance that we will continue to be profitable. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. We expect our operations in Europe and Asia Pacific and our expected expansion into other regions in the future will incur significant losses. We expect that this will have a material negative impact on our operating margins. It is possible that Travelzoo will not sustain profitability in 2008. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     In the nine months ended September 30, 2007, two clients accounted for 15% and 11% of our revenues. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France, Hong Kong and Japan. Our plan is to expand into additional markets in the Asia Pacific region in the future. We expect our operations in Europe and Asia Pacific and our expected expansion into other regions in the future will incur significant losses. We expect our operations in Europe and Asia Pacific for an initial period of two to three years to incur losses, primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. We expect that this will have a material negative impact on our operating margins. It is possible that Travelzoo will not sustain profitability in 2008. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan,

we must continue to grow significantly. As of September 30, 2007, we had 128 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the nine month period ended September 30, 2007, the sales price of our common stock on the NASDAQ Stock Market ranged from $16.60 to $40.68. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of November 1, 2007, approximately 53.7% of our outstanding shares with options to increase his percentage ownership to 59.8% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,070,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of our common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $94,000 for these cash payments for the nine months ended September 30, 2007, of which $11,000 remains as a liability as of September 30, 2007. The liability is based on the number of actual requests received from former stockholders through September 30, 2007 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,070,000 shares had not submitted claims under the program as of September 30, 2007.
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
     Our European operations expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. Our Canadian operations expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our Asia Pacific operations expose us to foreign currency risk associated with agreements being denominated in Hong Kong Dollars and the Japanese Yen. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our European, Canadian and Asia Pacific operations will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.
Item 4. Controls and Procedures
     As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2007.
     During the nine months ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
July 1 – July 31, 2007	—	—	—	1,000,000
August 1 – August 31, 2007	1,000,000	$19.82	1,000,000	—
September 1 – September 30, 2007	—	—	—	—

Total	1,000,000	$19.82	1,000,000

     On April 26, 2007, we announced that our Board of Directors had approved a share repurchase plan that authorized the repurchase of up to 1.0 million shares of our outstanding common stock, all of which have since been repurchased.
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1‡	Form of Director and Officer Indemnification Agreement

10.2	Employment Agreement, effective as of November 5, 2007, by and between Travelzoo Inc. and Max Rayner (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 24, 2007).

10.3	Amendment to Service Agreement dated as of August 13, 2007 between Travelzoo (Europe) Limited and Christopher Loughlin (Incorporated by reference to Exhibit 10.1 on Form 8-k (File No. 000-50171), filed August 15, 2007).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ Wayne Lee

Wayne Lee
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date: November 9, 2007