Form 10-K
period 2007-12-31
TRAVELZOO INC
filed 2008-03-17
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50171

TRAVELZOO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4415727 (I.R.S. Employer Identification No.)

590 Madison Avenue, 37th Floor, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

Registrant’s telephone number, including area code:
(212) 484-4900

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 29, 2007, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $200,029,524.

The number of shares outstanding of the Registrant’s Common Stock as of February 29, 2008 was 14,250,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

Overview

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We publish travel offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search engine, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo.

More than 900 companies purchase our advertising services, including American Airlines, ATA, Avis Rent A Car, British Airways, Caesars Entertainment, Expedia, Fairmont Hotels & Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Vanguard Rent-A-Car.

Our revenues are generated from advertising sales. Our revenues have grown rapidly since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $78.9 million for the year ended December 31, 2007.

We have three operating segments based on geographic regions: North America, Europe and Asia Pacific. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan and Taiwan. For the year ended December 31, 2007, European operations were 7% of revenues and Asia Pacific operations were less than 1% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 7 “Segment Reporting and Significant Customer Information,” to the accompanying consolidated financial statements.

Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.7% of the outstanding shares as of December 31, 2007.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2007, there were 14,250,479 shares of common stock outstanding.

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

We believe that travel companies need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because travel services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the travel service has become worthless is very short. The solution must be flexible, because the travel industry is dynamic and the demand for excess inventory is difficult to forecast. It is difficult for travel companies to price excess inventory and to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective because excess inventory is often sold at highly discounted prices, which lowers margins.

We believe that newspaper advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

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

Our Products and Services

We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of Internet users. Our publications include the Travelzoo Web sites, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. The Company also operates SuperSearch, a pay-per-click travel search engine and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

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

The following table presents an overview of our products as of December 31, 2007:

Publication
Product	Content	Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits

Travelzoo Web sites	Web sites in the U.S., Canada, China, France, Germany, Hong Kong, Japan, Taiwan, the U.K., among others, listing thousands of outstanding sales and specials from more than 900 travel companies	24/7	5.0 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter in the U.S., Canada, China, France, Germany, Hong Kong, Japan, Taiwan, and the U.K. listing 20 of the week’s most outstanding deals from selected travel companies	Weekly	12.0 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service in the U.S., Canada, and the U.K. with a single time-sensitive and newsworthy travel offer	Within 2 hours of an offer being identified	9.8 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in- time

SuperSearch	Travel search engine in the U.S. and the U.K. using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	5.0 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Travelzoo Network	A network of third-party Web sites in the U.S. that list outstanding deals published by Travelzoo	24/7	Over 70 third-party Web sites	Reach users beyond the Travelzoo audience	Contextually relevant travel deals

*	For Travelzoo Web sites, reach information is based on internal Travelzoo calculations using comScore Media Metrix and Alexa data. For Top 20, Newsflash, SuperSearch, and Travelzoo Network, reach/usage information is based on internal Travelzoo statistics as of December 31, 2007.

In 2007, 93% of our total revenues were generated from our North America operations, and 7% of our total revenues were generated from our European operations.

Benefits to Travel Companies

Key features of our solution for travel companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel companies to advertise special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel companies fast access to millions of travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Canada, China, France, Germany, Hong Kong, Japan, Taiwan, and the U.K.

Benefits to Consumers

Our Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), our Travelzoo Top 20 newsletter, Newsflash, our SuperSearch search engine, and the Travelzoo Network provide consumers information on current special offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo Web sites and our Travelzoo Top 20 e-mail newsletter aggregate information on current special offers from more than 900 travel companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies and us to update listings on a real-time basis.

•	Search Tools. We provide consumers with the ability to search for specific offers.

Growth Strategy

Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brand within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertisers We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing” below.

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service.

•	Replicate Business Model in Foreign Markets. We believe that there is an opportunity to replicate our business model in selected foreign markets. We believe that there will be an additional market opportunity for us. In addition, we believe that we would strengthen our strategic position if we offered global advertising solutions to existing and new clients.

Clients

As of December 31, 2007, our client base included more than 900 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

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
Hilton Hotels

As discussed in Note 7 to the accompanying consolidated financial statements, two clients each accounted for 10% or more of our total revenues during the years ended December 31, 2007, 2006, and 2005. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2007, 2006, or 2005. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.

Sales and Marketing

As of December 31, 2007, our advertising sales force and sales support staff consisted of 31 employees worldwide. We intend to grow our advertising client base by expanding the size of our sales force.

We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we utilize an online marketing program to acquire new subscribers for our e-mail publications. In 2007, we began testing outdoor brand advertising campaigns in Las Vegas and New York. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.

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

Competition

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We also compete with travel meta-search engines and online travel deal publishers. We also compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price and performance.

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

Anti-Spam Legislation.  In December 2003, the CAN-SPAM Act of 2003, a federal anti-spam law, was enacted. This law pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this law will, on an overall basis, benefit our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so.

Domain Names.  Domain names are the user’s Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We own the domain names for travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de, travelzoo.fr, travelzoo.org, travelzoo.net, weekend.com, and weekends.com, and have registered “Travelzoo” as a trademark in both the United States and in the EU. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.

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

Intellectual Property

Our success depends to a significant degree upon the protection of our brand names, including Travelzoo and Top 20. If we were unable to protect the Travelzoo and Top 20 brand names, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property rights. We have registered the Travelzoo and Top 20 trademarks, among others, with the United States Patent and Trademark Office. We have registered the Travelzoo and Travelzoo Top 20 trademarks with the Office for Harmonization in the Internal Market of the European Community. We have registered the Travelzoo trademark in Australia, Canada, China, Hong Kong, Japan, South Korea, and Taiwan. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information.

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

Employees

As of December 31, 2007, we had 157 employees worldwide. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.

Internet Access to Other Information

We make available free of charge, on or through our Web site (www.travelzoo.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information included on our Web site does not constitute part of this Annual Report on Form 10-K.

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

Although we have been profitable in the past, there is no assurance that we will be profitable in the future. It is likely that we will not sustain profitability in 2008. We expect our operations in Asia Pacific and Europe to incur significant losses in the foreseeable future and we expect that this will have a material negative impact on our operating margins and net income. Furthermore, we forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. Any of these developments could result in a significant decrease in the trading price of our common stock.

Fluctuations in our operating results may negatively impact our stock price.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period; and

•	volatility of our operating results in new markets.

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

In the fiscal year ended December 31, 2007, two clients accounted for 15% and 11% of our revenues. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the client’s form. The loss of either client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.

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

In May 2005, we began operations in the U.K. In 2006 we began operations in Canada, Germany and Spain. In 2007, we began operations in Australia, China, France, Hong Kong, Japan, and Taiwan. Our plan is to expand into additional countries in Asia Pacific and Europe in the future. We expect our operations in Asia Pacific and Europe will incur significant losses in the next two to three years primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. These losses may not have any recognizable tax benefit. We expect this will have a material negative impact on our operation margins and net income. It is likely that we will not sustain profitability in 2008. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	currency exchange rate fluctuations;

•	risks related to government regulation; and

•	potentially adverse tax consequences.

We may not be able to continue developing awareness of our brand name.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2007, we had 157 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We also compete with travel meta-search engines and online travel deal publishers. We also compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2007, the sales price of our common stock on the NASDAQ Global Select Market ranged from $13.44 to $40.68. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of December 31, 2007, approximately 53.7% of our outstanding shares with options to increase his percentage ownership to 59.8% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $87,000 for these cash payments for the year ended December 31, 2007, of which $5,000 remains as a liability as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through December 31, 2007 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,070,000 shares had not submitted claims under the program as of December 31, 2007.

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

We have registered the Travelzoo trademark in the U.S., Australia, Canada, China, Hong Kong, Japan, South Korea, Taiwan, and the U.K. If we are unable to protect our rights in the mark in North America, Europe and Asia Pacific, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.

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

We are headquartered in New York, New York, where we occupy approximately 10,600 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including Chicago, Illinois, Las Vegas, Nevada, Los Angeles, California, Miami, Florida, Mountain View, California, San Francisco, California, and Toronto, Canada.

We also have leased offices for our Europe operations in various cities and locations in France, Germany, Spain, and the U.K. We have leased offices for our Asia Pacific operations in various cities and locations in Australia, China, Hong Kong, Japan and Taiwan.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

	High	Low

2007:
Fourth Quarter	$24.85	$13.44
Third Quarter	$29.38	$16.60
Second Quarter	$40.68	$24.73
First Quarter	$39.20	$28.67
2006:
Fourth Quarter	$40.10	$28.23
Third Quarter	$37.87	$26.17
Second Quarter	$52.99	$18.41
First Quarter	$25.19	$16.50

On February 29, 2008, the last reported sales price of the common stock on the NASDAQ Global Select Market was $10.10 per share.

As of February 22, 2008, there were approximately 127,000 stockholders of record.

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2007.

Repurchases of Equity Securities

We repurchased and retired 1,000,000 shares of the Company’s outstanding common stock in 2007.

There were no shares of the Company’s outstanding common stock repurchased during the quarter ended December 31, 2007.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor’s 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Revenues	$78,911	$69,525	$50,772	$33,679	$17,991
Income from operations	20,624	29,753	14,870	11,033	3,739
Net income	9,109	16,803	7,963	6,037	2,050
Net income per share — basic	$0.61	$1.08	$0.49	$0.36	$0.11
Net income per share — diluted	$0.57	$1.01	$0.45	$0.33	$0.10
Shares used in per share calculation — basic	14,847	15,503	16,249	16,879	19,425
Shares used in per share calculation — diluted	16,074	16,712	17,731	18,475	20,527

Consolidated Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
		(In thousands)

Cash and cash equivalents	$22,641	$33,415	$24,469	$26,435	$3,522
Short term investments	—	—	19,887	10,032	—
Working capital	26,201	36,472	48,136	40,027	3,460
Total assets	37,286	43,700	55,452	43,257	6,726
Stockholders’ equity	25,901	36,817	48,533	40,263	3,841

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We also operate SuperSearch, a pay-per-click travel search engine and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. More than 900 travel companies purchase our advertising services.

Our revenues are advertising revenues, consisting of listing fees paid primarily by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, a pay-per-click travel search engine, and through the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

We have three operating segments based on geographic regions: North America, Europe, and Asia Pacific. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, and Taiwan. For the year ended December 31, 2007, our operations in Europe accounted for 7% of revenues and our operations in Asia Pacific accounted for less than 1% of revenues.

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

Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the actual number of valid claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 2 to the consolidated financial statements for further details about our liabilities to former stockholders.

Results of Operations

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of revenues	2.7	1.5	1.7

Gross profit	97.3	98.5	98.3

Operating expenses:
Sales and marketing	52.5	42.2	51.0
General and administrative	18.7	13.5	18.0

Total operating expenses	71.2	55.7	69.0

Income from operations	26.1	42.8	29.3
Other income and expenses, net	1.9	1.8	1.9

Income before income taxes	28.0	44.6	31.2
Income taxes	16.5	20.4	15.5

Net income	11.5%	24.2%	15.7%

For the year ended December 31, 2007, we reported income from operations of approximately $20.6 million. As of December 31, 2007, we had retained earnings of approximately $25.9 million. Our operating margin decreased to 26.1% for the year ended December 31, 2007 from 42.8% in 2006. The main reason for the decrease in operating margin is that our sales and marketing expenses and general and administrative expenses as a percentage of revenue increased at a higher rate than our revenue for the year ended December 31, 2007 compared to the prior year (see “Operating Expenses” below).

We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenue. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect that we will incur significant expenses in 2008 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. We expect our planned expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period.

Reach

The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of December 31, 2007 and 2006 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the years ended December 31, 2007 and 2006. Management considers page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	Year Ended December 31,		Year-Over-Year
	2007	2006	Growth(1)

Subscribers:
North America
Travelzoo Top 20	10,487,000	9,751,000	8%
Newsflash	8,404,000	7,545,000	11%
Europe
Travelzoo Top 20	1,346,000	625,000	115%
Newsflash	1,249,000	551,000	127%
Asia Pacific
Travelzoo Top 20	214,000	—	—
Newsflash	180,000	—	—
Page views of homepages of Travelzoo Web sites:
North America	33,663,000	40,983,000	(18)%
Europe	8,593,000	3,447,000	149%
Asia Pacific	879,000	—	—

(1)	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.

In North America, revenues for the year ended December 31, 2007 increased by 10% from the previous year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of December 31, 2007 increased by 8% compared to December 31, 2006 and page views of the homepages of the Travelzoo North America Web sites in North America for the year ended December, 31, 2007 decreased by 18% from the previous year. In North America, revenues increased at a higher rate than the growth in reach.

In Europe, revenues for the year ended December 31, 2007 increased by 81% from the previous year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of December 31, 2007 increased by 115% compared to December 31, 2006 and page views of the homepages of the Travelzoo Web sites in Europe for the year ended December 31, 2007 increased by 149% from the previous year. In Europe, revenues increased at a lower rate than the rate of growth in reach. Management believes that the lower rate of growth in revenues is due to the start up of operations in Germany and France. In Germany and France, we focused on rapidly building a significant subscriber base.

In Asia Pacific, we began operations in Australia, China, Hong Kong, Japan, and Taiwan in 2007. We did not generate any significant revenues in Asia Pacific for the year ended December 31, 2007.

Revenues

Our total revenues increased to $78.9 million for the year ended December 31, 2007 from $69.5 million for the year ended December 31, 2006. This represents an increase of 14%. Our total revenues increased to $69.5 million for the year ended December 31, 2006 from $50.8 million for the year ended December 31, 2005. This represents an increase of 37%.

28% of our revenue growth in the year ended December 31, 2007 compared to the year ended December 31, 2006 came from our operations in Europe. The remaining 72% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch, and Travelzoo Network) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients, an increase in the volume of advertising sold, and new product offerings. Approximately 27% of our revenue growth in the year ended December 31, 2007 compared to the year ended December 31, 2006 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 6% as of January 1, 2007. Approximately 45% of our revenue growth in the year ended December 31, 2007 compared to the year ended December 31, 2006 is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America and from new product offerings in North America.

13% of our revenue growth in the year ended December 31, 2006 compared to the year ended December 31, 2005 came from our operations in Europe. The remaining 87% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash and SuperSearch) and is attributed to an increase in our advertising rates for our existing products, an increase in the number of clients, and an increase the volume of advertising sold. Approximately 23% of our revenue growth in the year ended December 31, 2006 compared to the year ended December 31, 2005 is attributed to an increase in our advertising rates in North America for our existing products. Due to the increase in the reach of our publications, we increased the prices for advertising placements in our publications on average by approximately 13% as of January 1, 2006. Approximately 64% of our revenue growth in the year ended December 31, 2006 compared to the year ended December 31, 2005 is attributed to an increase in the number of clients in North America and an increase in the volume of advertising sold to existing clients in North America.

As discussed in Note 7 to the accompanying consolidated financial statements, two clients accounted for 15% and 11% of our total revenues in the year ended December 31, 2007. In the year ended December 31, 2006, two clients accounted for 16% and 14% of our total revenues. In the year ended December 31, 2005, two clients accounted for 15% and 12% of our total revenues. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2007, 2006, or 2005. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.

Management believes that our ability to increase revenues in the future depends mainly on the following factors:

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

Historically, we have increased advertising rates as of January 1 of each year. However, we did not increase our advertising rates in the U.S. on January 1, 2008 due to intense price competition. We intend to review advertising rates and consider increases once a year as of January 1. However, there is no assurance that there will be increases of advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates.

In North America, revenues in the third quarter of 2007 decreased compared to the second quarter of 2007 and revenues in the fourth quarter of 2007 decreased compared to the third quarter of 2007. We do not know if this is a trend that will continue in the future.

Average revenue per employee decreased to $503,000 for the year ended December 31, 2007 from $848,000 for the year ended December 31, 2006 and from $725,000 for the year ended December 31, 2005.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to third-party partners of the Travelzoo Network and salary expenses associated with network operations and software engineering staff. Our cost of revenues increased to $2.1 million for the year ended December 31, 2007 from $1.0 million for the year ended December 31, 2006 and from $878,000 for the year ended December 31, 2005. As a percentage of revenue, cost of revenues was 2.7% up from 1.5% for the year ended December 31, 2006, and up from 1.7% for the year ended December 31, 2005. Cost of revenues as a percentage of revenues for the year ended December 31, 2007 increased compared to the year ended December 31, 2006 due to increased salary expense and due to payments made to third-party partners of the Travelzoo Network which was launched in 2007. Cost of revenues as a percentage of revenues for the year ended December 31, 2006 decreased compared to the year ended December 31, 2005 because we did not need to increase our network operations staff significantly, and we did not have significant increases in fees for co-location services to support the increase in revenues.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing, and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses for the year ended December 31, 2007 increased to $41.4 million from $29.4 million for the year ended December 31, 2006 and from $25.9 million for the year ended December 31, 2005. The increase in sales and marketing expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a $4.2 million increase in advertising to acquire new subscribers for our e-mail products, a $3.5 million increase in salary expense and a $2.3 million increase in advertising to acquire traffic to our Web sites. The increase in sales and marketing expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to a $1.8 million increase in salary expense and a $765,000 increase in expenses related to our participation in industry conferences, public relations, and the introduction of video content on our Web site.

The goal of our advertising campaigns was to acquire new subscribers for our e-mail products, promote SuperSearch and increase brand awareness for Travelzoo. For the years ended December 31, 2007, 2006, and 2005, advertising expenses accounted for 67%, 70%, and 78% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising.

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

In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in Australia, China, France, Hong Kong, Japan, and Taiwan. The start-up of our business in Europe and Asia Pacific and our plan to expand into other countries in 2008 is expected to result in a significant increase in our sales and marketing expenses in the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for legal and professional services, rent, bad debt expense, payments made to former stockholders of Travelzoo.com Corporation, amortization of intangible assets and general office expense. General and administrative expenses increased to $14.8 million for the year ended December 31, 2007 from $9.4 million for the year ended December 31, 2006 and from $9.1 million for the year ended December 31, 2005. The increase in general and administrative expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a $2.4 million increase in salary and employee related expenses, a $1.1 million increase in rent and office expense, and a $929,000 increase in legal and professional service expenses. The increase in general and administrative expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to an increase of $583,000 in rent and office expense and a $377,000 increase in salary expense as headcount grew and with the expansion to foreign markets and a $243,000 increase in legal and professional service expenses. These increases were offset by a $1.0 million decrease in expenses related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period.

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

The Company recorded expenses of $87,000, $160,000, and $1.2 million in the years ended December 31, 2007, 2006 and 2005, respectively, related to a program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid requests received and the Company’s stock price. The Company expects expenses related to the program to decrease in future periods due to the expected decrease in the number of actual valid requests received.

Subscriber Acquisition

The table set forth below provides for each quarter in 2005, 2006, and 2007, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.

The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234

Europe:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330

Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465

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

We began operations in Asia Pacific in April 2007 and started signing up new subscribers in China, Hong Kong, Japan and Taiwan.

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

Segment Information

We have presented the business segments in this Form 10-K based on our organizational structure as of December 31, 2007.

North America

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net revenues	$73,232	$66,509	$50,161
Income from operations	28,959	31,337	16,000
Income from operations as a % of revenues	40%	47%	32%

In North America, revenues increased 10% in the year ended December 31, 2007 compared to the same period in 2006. The North America revenue growth was driven by the increase of advertising rates, addition of new clients, increased spending from existing clients, and new product offerings and revenue streams.

North America revenues increased by 33% in the year ended December 31, 2006 compared to the same period in 2005. The North America revenue growth was driven by the increase of advertising rates, addition of new clients and increased spending from existing clients.

Income from operations for North America as a percentage of revenue in the year ended December 31, 2007 decreased by 7 percentage points compared to the same period in 2006. This was primarily due to a 5 percentage point increase in sales and marketing expenses as a percentage of revenue in the year ended December 31, 2007 compared to the same period in 2006. Sales and marketing expenses for North America increased to $32.9 million in the year ended December 31, 2007 compared to $26.4 million in the prior year. This $6.5 million increase was primarily due to a $2.6 million increase in salary and employee related expenses, a $1.3 million increase in advertising to acquire traffic to our Web sites, a $1.1 million increase in advertising to acquire new subscribers for our e-mail products and a $899,000 increase in advertising for brand awareness campaigns. There was also a 1 percentage point increase in general and administrative expenses as a percentage of revenue in the year ended December 31, 2007 compared to the prior year. General and administrative expenses for North America increased to $9.6 million in the year ended December 31, 2007 compared to $7.8 million in the prior year. This $1.8 million increase was primarily due to a $595,000 increase in legal and professional service expenses, a $391,000 increase in rent and office expenses, a $373,000 increase in expenses for corporate functions, and a $302,000 increase in salary and employee related expenses.

Income from operations for North America as a percentage of revenue in the year ended December 31, 2006 increased by 15 percentage points compared to the same period in 2005. This was primarily due to a 10 percentage point decrease in sales and marketing expenses as a percentage of revenue in the year ended December 31, 2006 compared to the same period in 2005. Sales and marketing expenses for North America increased to $26.4 million in the year ended December 31, 2006 compared to $24.7 million in the prior year. This $1.7 million increase was primarily due to a $1.6 million increase in salary and employee related expenses. There was also a 5 percentage point decrease in general and administrative expenses as a percentage of revenue in the year ended December 31, 2006 compared to the prior year. General and administrative expenses for North America decreased to $7.8 million in the year ended December 31, 2006 compared to $8.5 million in the prior year. This $700,000 decrease was primarily due to a $1.0 million decrease in expenses related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into Travelzoo Inc. within the required time period, offset by a $242,000 increase in office expenses.

Europe

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net revenues	$5,856	$3,232	$757
Loss from operations	(5,172)	(1,586)	(1,117)
Loss from operations as a % of revenues	88%	49%	148%

In Europe, revenues increased 81% in the year ended December 31, 2007 compared to the same period in 2006 and increased 327% in the year ended December 31, 2006 compared to the same period in 2005. We began operations in the U.K. in May 2005. In 2006 we began operations in Germany and Spain and in 2007 we began operations in France.

Our loss from operations in Europe was $5.2 million in the year ended December 31, 2007 compared to $1.6 million in the year ended December 31, 2006. The $2.6 million increase in revenues was offset by a $4.7 million increase in sales and marketing expenses and a $1.4 million increase in general and administrative expenses. The $4.7 million increase in sales and marketing expenses was due primarily to a $2.5 million increase in advertising to acquire new subscribers for our e-mail products, a $1.0 million increase in advertising to acquire traffic to our Web sites, and a $1.0 million increase in salary and employee related expenses. The $1.4 million increase in general and administrative expenses was due primarily to an $801,000 increase in salary expense and a $377,000 increase in rent and office expenses.

Our loss from operations in Europe was $1.6 million in the year ended December 31, 2006 compared to $1.1 million in the year ended December 31, 2005. The $2.5 million increase in revenues was offset by a $2.9 million increase in operating expenses. The increase in operating expenses was primarily due to a $1.1 million increase in expenses to acquire new subscribers for our e-mail products and advertising to acquire traffic to our Web sites, a $1.1 million increase in salary expense due to an increase in headcount and a $331,000 increase in office expenses.

Asia Pacific

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net revenues	$8	$—	$—
Loss from operations	(3,166)	—	—

Our loss from operations in Asia Pacific was $3.2 million in the year ended December 31, 2007 due primarily to $2.2 million in general and administrative expenses primarily for salary and employee related expenses, rent and office expenses, and legal and professional service expenses. There was also $914,000 in sales and marketing expenses due primarily to advertising to acquire new subscribers for our e-mail products and salary and employee related expenses. We began operations in Asia Pacific in 2007.

Interest Income

For the years ended December 31, 2007 and 2006, interest income consisted primarily of interest earned on cash and cash equivalents. For the year ended December 31, 2005, interest income consisted primarily of interest earned on cash, cash equivalents and short term investments. Our interest income increased to $1.3 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006 due primarily to higher interest rates. Our interest income increased to $1.2 million for the year ended December 31, 2006 from $961,000 for the year ended December 31, 2005 due primarily to higher interest rates.

Income Taxes

For the year ended December 31, 2007, we recorded an income tax provision of $13.0 million. For the years ended December 31, 2006 and 2005, we recorded income tax provisions of $14.2 million and $7.9 million, respectively. Our effective tax rates for 2007, 2006 and 2005 were 59%, 46% and 50%, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Our effective tax rate increased in 2007 compared to 2006 due primarily to the increase in losses from our Europe and Asia Pacific business segments for which no income tax benefit is currently recognized. Our effective tax rate decreased in 2006 compared to 2005 due primarily to a decrease in the expenses related to the program to make cash payments to former stockholders which were treated as non tax deductible expenses for financial statement reporting purposes.

We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada, Europe and Asia Pacific, and corresponding U.S. tax credits, if any.

During the year ended December 31, 2005, the Company realized tax benefits of $435,000 upon the exercises of stock options by directors. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

Liquidity and Capital Resources

As of December 31, 2007 we had $22.6 million in cash and cash equivalents. Cash and cash equivalents decreased from $33.4 million on December 31, 2006 primarily as a result of cash provided by operating activities offset by cash used in financing activities as explained below. Cash, cash equivalents and short-term investments decreased to $33.4 million on December 31, 2006 from $44.4 million on December 31, 2005 primarily as a result of cash provided by operating activities offset by cash used in financing activities as explained below. We expect that cash flows generated from operations coupled with existing cash balances will be sufficient to provide for working capital needs for at least the next 12 months.

Net cash provided by operating activities in the year ended December 31, 2007 was $9.9 million. Net cash provided by operating activities in the year ended December 31, 2006 was $17.3 million. Net cash provided by operating activities in the year ended December 31, 2005 was $8.1 million. In the year ended December 31, 2007, net cash provided by operating activities resulted primarily from net income and increases in accrued expenses and accounts payable offset by increases in accounts receivable and prepaid expenses and other current assets. In the year ended December 31, 2006, net cash provided by operating activities resulted primarily from net income and a net decrease in accounts receivable offset by a decrease in accrued expenses and an increase in deferred income taxes. In the year ended December 31, 2005, net cash provided by operating activities resulted primarily from net income and a net increase in accrued expenses and accounts payable offset by increases in accounts receivable and deferred income taxes.

Net cash used in investing activities was $663,000 during the year ended December 31, 2007. Net cash provided by investing activities was $20.2 million during the year ended December 31, 2006. Net cash used in investing activities was $10.0 million during the year ended December 31, 2005. In 2007, net cash was used primarily for capital expenditures. In 2006, net cash was provided primarily by the sale of short-term investments of $35 million offset by the purchase of short-term investments of $14.7 million. In 2005, net cash was used primarily for purchases of short-term investments of $49.5 million offset by the sale of short-term investments of $39.7 million.

Net cash used in financing activities was $19.8 million, $28.6 million and $89,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The net cash used in the year ended December 31, 2007 was due to the repurchase of 1 million shares of common stock totaling $19.8 million. The net cash used in the year ended December 31, 2006 was due to the repurchase of 1 million shares of common stock totaling $28.6 million. The net cash used in the year ended December 31, 2005 was due primarily to additional costs from the issuance of common stock in 2004 offset by proceeds from stock option exercises.

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of new products, expansion of our operations, including subscriber marketing, in North America and overseas, the amount of our resources we devote to promoting awareness of the Travelzoo brand, and cash payments to former stockholders of Travelzoo.com Corporation. Since the inception of the program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period, we have incurred expenses of $2.7 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities or establish credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a credit facility, our fixed obligations could increase, and we may be required to agree to operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

We expect that cash on hand will be sufficient to finance the expansion of our operations in Europe and Asia Pacific for at least the next 12 months.

The following summarizes our principal contractual commitments as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Operating leases	$2,884	$1,791	$159	$155	$159	$13	$5,161
Purchase obligations	1,054	—	—	—	—	—	1,054

Total commitments	$3,938	$1,791	$159	$155	$159	$13	$6,215

The table above excludes net unrecognized tax benefits of approximately $1.3 million as of December 31, 2007, because the Company is unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 4 “Income Taxes,” to the accompanying consolidated financial statements.

In February 2008, the Company entered into a lease agreement, effective February 1, 2008, for approximately 10,600 square feet of office space for the Company’s headquarters in New York. The term of the lease will expire on January 31, 2014 and the aggregate base rent payable under the lease is approximately $10.1 million.

As of December 31, 2007, we have recorded a liability of $5,000 for the estimated minimum liability that is probable to be paid under a program to make cash payments to former stockholders of Travelzoo.com Corporation based on valid claims received as of December 31, 2007. The total liability incurred under this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

Growth Strategy

Our growth strategy has two main elements:

•	Replicate our business model in selected foreign markets in Asia Pacific and Europe; and

•	Expand the scope of our business model.

In 2007, we started up operations in Australia, China, France, Hong Kong, Japan, and Taiwan. We plan to start up operations in South Korea in 2008 and we plan to start up operations in India in 2009.

In 2007, we began to allocate significant resources to the development of the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.

In 2008, we continue to develop shows and events listings.

In 2008, we plan to develop a new travel search engine.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for a interim period within that fiscal year. The FASB issued FASB Staff Position (“FSP”) No. 157-2 (FSP No. 157-2), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and other certain items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS No. 141-R”), to replace SFAS No. 141, “Business Combinations.” SFAS No. 141-R requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.

Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian Dollars, Chinese Yuan, Hong Kong Dollars, Japanese Yen, and Taiwan Dollars. Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Sterling Pounds and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.

Item 8.	Financial Statements and Supplementary Data

TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo Inc.) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Travelzoo Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Travelzoo Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Mountain View, California
March 14, 2008

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$22,641	$33,415
Accounts receivable, less allowance for doubtful accounts of $290 and $726 at 2007 and 2006, respectively	9,969	7,274
Deposits	272	177
Prepaid expenses and other current assets	1,982	506
Deferred tax assets	1,393	1,980

Total current assets	36,257	43,352
Deposits, less current portion	349	142
Property and equipment, net	622	172
Intangible assets, net	58	34

Total assets	$37,286	$43,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,960	$2,839
Accrued expenses	4,608	2,149
Deferred revenue	450	750
Deferred rent	37	—
Income tax payable	—	1,142

Total current liabilities	10,055	6,880

Long-term tax liabilities	1,256	—
Other non-current liabilities	73	3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value per share (40,000 shares authorized; 14,250 and 15,250 shares issued and outstanding at 2007 and 2006, respectively)	143	153
Additional paid-in capital	—	2,076
Retained earnings	25,939	34,566
Accumulated other comprehensive income (loss)	(180)	22

Total stockholders’ equity	25,902	36,817

Total liabilities and stockholders’ equity	$37,286	$43,700

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$78,911	$69,525	$50,772
Cost of revenues	2,097	1,038	878

Gross profit	76,814	68,487	49,894

Operating expenses:
Sales and marketing	41,440	29,378	25,915
General and administrative	14,750	9,356	9,109

Total operating expenses	56,190	38,734	35,024

Income from operations	20,624	29,753	14,870
Interest income	1,309	1,249	961
Gain (loss) on foreign currency	178	3	(15)

Income before income tax expense	22,111	31,005	15,816
Income tax expense	13,002	14,202	7,853

Net income	$9,109	$16,803	$7,963

Net income per share:
Basic net income per share	$0.61	$1.08	$0.49

Diluted net income per share	$0.57	$1.01	$0.45

Shares used in computing basic net income per share	14,847	15,503	16,249

Shares used in computing diluted net income per share	16,074	16,712	17,731

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)

Balances, December 31, 2004	16,233	162	—	30,300	9,800	—	40,262
Proceeds from exercises of options	17	1	—	34	—	—	35
Tax benefit of non- qualified stock options exercise	—	—	—	435	—	—	435
Additional issuance costs related to Q4 2005	—	—	—	(124)	—	—	(124)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	7,963	—	7,963

Total comprehensive income	—	—	—	—	—	—	7,925

Balances, December 31, 2005	16,250	163	—	30,645	17,763	(38)	48,533
Repurchase of common stock	(1,000)	—	(28,579)	—	—	—	(28,579)
Retirement of common stock	—	(10)	28,579	(28,569)	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	60	60
Net income	—	—	—	—	16,803	—	16,803

Total comprehensive income	—	—	—	—	—	—	16,863

Balances, December 31, 2006	15,250	153	—	2,076	34,566	22	36,817
Repurchase of common stock	(1,000)	—	(19,822)	—	—	—	(19,822)
Retirement of common stock	—	(10)	19,822	(2,076)	(17,736)	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(202)	(202)
Net income	—	—	—	—	9,109	—	9,109

Total comprehensive income	—	—	—	—	—	—	8,907

Balances, December 31, 2007	14,250	$143	$—	$—	$25,939	$(180)	$25,902

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$9,109	$16,803	$7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	131	167
Deferred income taxes	584	(929)	(676)
Provision for losses on accounts receivable	(48)	304	317
Tax benefit of stock option exercises	—	—	435
Accrued income for short-term investments	—	(449)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(2,614)	1,511	(4,019)
Deposits	(300)	(95)	(55)
Prepaid expenses and other current assets	(1,465)	136	40
Accounts payable	2,110	440	1,940
Accrued expenses	2,404	(1,278)	938
Deferred revenue	(302)	449	205
Deferred rent	109	—	—
Income tax payable	3	285	919
Other non-current liabilities	111	—	—

Net cash provided by operating activities	9,894	17,308	8,125

Cash flows from investing activities:
Purchases of property and equipment	(627)	(119)	(156)
Purchase of short-term investments	—	(14,663)	(49,500)
Sale of short-term investments	—	35,000	39,693
Purchases of intangible assets	(36)	(34)	—

Net cash provided by (used in) investing activities	(663)	20,184	(9,963)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of related costs	—	—	(124)
Proceeds from stock option exercises	—	—	35
Repurchase of common stock	(19,822)	(28,579)	—

Net cash used in financing activities	(19,822)	(28,579)	(89)

Effect of exchange rate changes on cash and cash equivalents	(183)	33	(39)

Net increase (decrease) in cash and cash equivalents	(10,774)	8,946	(1,966)
Cash and cash equivalents at beginning of year	33,415	24,469	26,435

Cash and cash equivalents at end of year	$22,641	$33,415	$24,469

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$13,334	$14,845	$7,176

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search engine, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.7% of the outstanding shares as of December 31, 2007.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction of the number of shares reported as outstanding. As of December 31, 2007, there were 14,250,479 shares of common stock outstanding.

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,070,000 shares of common stock for no additional payment.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements included a charge in general and administrative expenses of $87,000 for the year ended December 31, 2007 of which $5,000 remains as a liability as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,070,000 shares had not submitted claims under the program.

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

All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, and from the Travelzoo Network. Revenues generated from the Company’s operations in Europe and Asia Pacific were approximately $5.9 million and $8,000, respectively, for the year ended December 31, 2007.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Basic net income per share:
Net income	$9,109	$16,803	$7,963

Weighted average common shares	14,847	15,503	16,249

Basic net income per share	$0.61	$1.08	$0.49

Diluted net income per share:
Net income	$9,109	$16,803	$7,963

Weighted average common shares	14,847	15,503	16,249
Effect of dilutive securities — stock options	1,227	1,209	1,482

Weighted average common and potential common shares	16,074	16,712	17,731

Diluted net income per share	$0.57	$1.01	$0.45

(d)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

(e)	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Computer hardware and software	$439	$372
Office equipment	913	442
Leasehold improvements	69	—

	1,421	814
Less accumulated depreciation	799	642

Total	$622	$172

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3 years for computer hardware and software and office equipment. The Company depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter.

Depreciation expense was $181,000, $111,000, and $104,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(f)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2007	2006

Acquired amortized intangible assets:
Internet domain names	$418	$382
Less accumulated amortization	360	348

Total	$58	$34

Intangible assets have a useful life of 5 years.

Amortization expense was $12,000, $20,000 and $64,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future amortization expense related to intangible assets at December 31, 2007 is as follows (in thousands):

Year ended December 31,
2008	$13
2009	13
2010	13
2011	13
2012	6

$58

(g)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase. As of December 31, 2007 and 2006, cash equivalents are comprised of $18.3 million and $13.5 million, respectively, held in money market accounts.

(h)	Advertising Costs

Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $28.0 million, $20.5 million and $20.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. In the year ended December 31, 2007 approximately $410,000 of advertising services was purchased from the Company’s clients under non-barter agreements and recorded in sales and marketing expense. In the years ended December 31, 2006 and 2005 there were no advertising services that were purchased from the Company’s clients under any arrangements.

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

The Company did not provide any stock-based compensation in fiscal years 2007, 2006, or 2005. In addition, all previously issued options vested prior to January 1, 2003. See Note 6 for a further discussion on stock-based compensation.

(m)	Web Site Development Costs

The Company accounts for Web site development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Website Development Costs.” Internal Web site development costs that qualify for capitalization have been immaterial for the years ended December 31, 2007, 2006 and 2005.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for a interim period within that fiscal year. The FASB issued FASB Staff Position (“FSP”) No. 157-2 (FSP No. 157-2), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and other certain items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS No. 141-R”), to replace SFAS No. 141, “Business Combinations.” SFAS No. 141-R requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.

(2)	Commitments and Contingencies

The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, the U.K., and the U.S. under operating lease agreements which expire between January 31, 2008 and January 31, 2013. Rent expense was $2.6 million, $1.8 million and $1.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The future minimum rental payments under these operating leases as of December 31, 2007 were as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Minimum rental payments	$2,884	$1,791	$159	$155	$159	$13	$5,161

In February 2008, the Company entered into a lease agreement, effective February 1, 2008, for approximately 10,600 square feet of office space for the Company’s headquarters in New York. The term of the lease will expire on January 31, 2014 and the aggregate base rent payable under the lease is approximately $10.1 million.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,070,000 shares of common stock for no additional payment.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $87,000 for the year ended December 31, 2007 of which $5,000 remains as a liability as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,070,000 shares had not submitted claims under the program.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Other Balance Sheet Items

The details of changes to the allowance for doubtful accounts are as follows (in thousands):

Balance at December 31, 2004	$127
Additions — charged to cost and expenses, net	317
Deductions — write-offs	(26)

Balance at December 31, 2005	418
Additions — charged to costs and expenses, net	308

Balance at December 31, 2006	726
Additions — charged to costs and expenses, net	(48)
Deductions — write-offs	(388)

Balance at December 31, 2007	$290

The details of prepaid expenses and other current assets as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Prepaid expenses	$978	$502
Income tax receivable	999	—
Other current assets	5	4

Total prepaid expenses and other current assets	$1,982	$506

The details of accrued expenses as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Accrued advertising expense	$2,011	$1,257
Accrued compensation expense	1,159	456
Accrued professional services expense	541	215
Other accrued expenses	897	221

Total accrued expenses	$4,608	$2,149

(4)	Income Taxes

The components of income (loss) before income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

U.S.	$30,891	$33,196	$16,950
Foreign	(8,780)	(2,191)	(1,134)

	$22,111	$31,005	$15,816

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the second to last table of this footnote.

	Current	Deferred	Total
	(In thousands)

2007:
Federal	$9,395	$483	$9,878
State	3,023	101	3,124

	$12,418	$584	$13,002

2006:
Federal	$11,372	$(866)	$10,506
State	3,759	(63)	3,696

	$15,131	$(929)	$14,202

2005:
Federal	$6,536	$(595)	$5,941
State	1,993	(81)	1,912

	$8,529	$(676)	$7,853

During 2005, an income tax benefit of $435,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense for the years ended December 31, 2007, 2006 and 2005 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2007	2006	2005

Federal tax at statutory rates	$7,739	$10,852	$5,536
State taxes, net of federal income tax benefit	2,028	2,402	1,243
Foreign losses not benefited	3,073	767	397
Non-deductible expenses and other	162	181	677

Total income tax expense	$13,002	$14,202	$7,853

Losses incurred in the foreign subsidiaries were treated as having no recognizable tax benefit.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows (in thousands):

	2007	2006

Deferred tax assets:
Foreign net operating loss carryforwards	$3,154	—
State income taxes	1,031	1,253
Accruals and allowances	335	665
Intangible assets	89	98

Total deferred tax assets	4,609	2,016
Valuation allowance	(3,154)	—

Net deferred tax assets	$1,455	$2,016

Deferred tax liabilities:
Property and equipment	$(62)	$(39)

Total deferred tax liabilities	(62)	(39)

Net deferred tax assets	$1,393	$1,977

The Company has a valuation allowance of approximately $3.2 million as of December 31, 2007 related to foreign net operating loss carryforwards of approximately $12.1 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the foreign net operating loss carryforwards begin to expire in 2014. The amount of the valuation allowance represented an increase of approximately $3.2 million over the amount recorded as of December 31, 2006 and was due to the increase in foreign operating losses that were recognized in 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. There was no effect to the financial statements upon implementation of FIN 48. The Company had a liability of $1.1 million for income taxes associated with uncertain tax positions at January 1, 2007. Consistent with the provisions of FIN 48, the Company reclassified approximately $1.1 million of income tax liabilities from income taxes payable to other long-term tax liabilities in the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date. Interest and penalties related to income tax liabilities are included in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. The balance of accrued interest recorded in the Consolidated Balance Sheets at January 1, 2007 was approximately $57,000. This amount was also reclassified from income taxes payable to other long-term tax liabilities upon adoption of FIN 48. At December 31, 2007, the Company had approximately $1.1 million in total unrecognized tax benefits and approximately $111,000 in accrued interest. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not be any assessment of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$1,107
Increase related to prior year tax positions	38
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$1,145

At December 31, 2007, the total unrecognized tax benefits of approximately $1.1 million, if recognized, would favorably affect the Company’s effective income tax rate.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal and certain state tax examinations for years before 2004. We are no longer subject to California tax examinations for years before 2003. The Company is currently under examination by the California Franchise Tax Board of California for the 2004 and 2005 tax years.

(5)	Stockholders’ Equity

As of December 31, 2007, the authorized capital stock of Travelzoo Inc. was comprised of 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2007, there were 14,250,479 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.

In February 2006, Travelzoo announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the year ended December 31, 2006, the Company purchased and retired 1.0 million shares of common stock for aggregate consideration of $28.6 million and completed the share repurchase under this program.

In April 2007, Travelzoo announced a share repurchase program authorizing the repurchase of up to 1.0 million shares of common stock in the open market or in private transactions. During the year ended December 31, 2007, the Company purchased and retired 1.0 million shares of common stock for aggregate consideration of $19.8 million and completed the share repurchase under this program.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Stock-based Compensation and Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be reclassified as financing cash flows. For fiscal 2006 and 2007, no excess tax benefit was recorded.

As described in Note 1(a), as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of December 31, 2007, and expire in January 2011.

In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2004 and 2005, respectively. As of December 31, 2007, 42,725 options are vested and remain outstanding.

In March 2002, the Company granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options were exercised during the year ended December 31, 2004. As of December 31, 2007, 10,000 options are vested and remain outstanding.

The Company did not provide any stock-based compensation in fiscal years 2005, 2006, or 2007. In addition, all previously issued options vested prior to January 1, 2003.

Option activity as of December 31, 2007 and changes during the fiscal year ended December 31, 2007 were as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
				(In thousands)

Outstanding at December 31, 2006	2,211,074	$1.03
Outstanding at December 31, 2007	2,211,074	$1.03	3.11 years	$27,974
Exercisable and fully vested at December 31, 2007	2,211,074	$1.03	3.11 years	$27,974

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

	Shares	Weighted-Average
	Outstanding and	Remaining	Weighted-Average
Exercise Price	Exercisable	Contractual Life	Exercise Price

$1.00	2,158,349	3.09 years	$1.00
$2.00	42,725	3.83 years	2.00
$3.00	10,000	4.25 years	3.00

	2,211,074	3.11 years	$1.03

(7)	Segment Reporting and Significant Customer Information

The Company manages its business geographically and has three operating segments: North America, Europe, and Asia Pacific. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Asia Pacific consists of the Company’s operations in Australia, China, Hong Kong, Japan, and Taiwan. The Company began operations in Europe in May 2005 and began operations in Asia Pacific in April 2007.

Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.

The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2007:	North America	Europe	Asia Pacific	Elimination	Consolidated

Revenues from unaffiliated customers	$73,061	$5,842	$8	$—	$78,911
Intersegment revenues	171	14	—	(185)	—

Total net revenues	73,232	5,856	8	(185)	78,911

Operating income (loss)	28,959	(5,172)	(3,166)	3	20,624

Year Ended December 31, 2006:	North America	Europe	Asia Pacific	Elimination	Consolidated

Revenues from unaffiliated customers	$66,303	$3,222	$—	$—	$69,525
Intersegment revenues	206	10	—	(216)	—

Total net revenues	66,509	3,232	—	(216)	69,525

Operating income (loss)	31,337	(1,586)	—	2	29,753

As of December 31, 2007	North America	Europe	Asia Pacific	Elimination	Consolidated

Property and equipment, net:	$383	$70	$169	$—	$622
Total assets	45,801	3,525	2,094	(14,134)	37,286

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006	North America	Europe	Asia Pacific	Elimination	Consolidated

Property and equipment, net:	$126	$46	$—	$—	$172
Total assets	45,922	3,093	—	(5,315)	43,700

Revenue for each segment is recognized from the locations within a designated geographic region in accordance with SAB 104. Property and equipment are attributed to the geographic region in which the assets are located.

Significant customer information is as follows:

	Percent of			Percent of
	Revenues			Account Receivable
	Year Ended December 31,			December 31,	December 31,
Customer	2007	2006	2005	2007	2006

Travelport Limited	15%	16%	12%	14%	16%
Expedia, Inc.	11%	14%	*	18%	16%
Sabre Holdings Corporation	*	*	15%	*	*

*	Less than 10%

The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

(8)	401(k) Plan

The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Starting in 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company’s contributions to the 401(k) Plan were approximately $111,000 and $82,000 for the years ended December 31, 2007 and December 31, 2006, respectively. There were no Company contributions to the 401(k) Plan for the year ended December 31, 2005.

(9)	Related Party Transaction

In November 2007, the Company entered into an independent contractor agreement with Holger Bartel, a member of the Company’s Board of Directors and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees and expenses for these services during the year ended December 31, 2007 totaled approximately $116,000, all of which was due as of December 31, 2007 and reflected in accrued expenses in the Consolidated Balance Sheets.

The Travelzoo Foundation (the “Foundation”), a private charitable trust, was formed in the fourth quarter of 2006 by Ralph Bartel, the Company’s Chairman, President and Chief Executive Officer. The Foundation was funded with a cash donation from Ralph Bartel. The trustees of the Foundation currently consist of three members, one of whom is Ralph Bartel. As of December 31, 2007, the Company was temporarily holding approximately $468,000 of the Foundation’s cash, which is reflected in cash and cash equivalents, and the Company has recorded a liability of approximately $468,000 to repay this amount in accrued expenses in the Consolidated Balance Sheets. This amount was repaid to the Foundation in February 2008. For the years ended December 31, 2007 and 2006, the Company did not make donations to the Foundation. Certain employees of the Company provide administrative support to the Foundation at no cost to the Foundation. Such support to date has been insignificant.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2007 and 2006.

	Quarters Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share amounts)

Revenues	$19,113	$19,943	$20,115	$19,740	$17,652	$17,586	$17,358	$16,929
Cost of revenues	737	563	444	353	256	232	286	264

Gross profit	18,376	19,380	19,671	19,387	17,396	17,354	17,072	16,665
Operating expenses:
Sales and marketing	10,425	10,953	10,745	9,317	7,331	6,975	7,973	7,099
General and administrative	5,496	3,488	3,173	2,593	2,394	2,249	2,112	2,601

Total operating expenses	15,921	14,441	13,918	11,910	9,725	9,224	10,085	9,700
Income from operations	2,455	4,939	5,753	7,477	7,671	8,130	6,987	6,965
Interest income	205	312	428	364	323	280	302	344
Gain (loss) on foreign currency	76	67	36	(1)	(10)	7	13	(7)

Income before income tax expense	2,736	5,318	6,217	7,840	7,984	8,417	7,302	7,302
Income tax expense	2,690	3,164	3,371	3,777	3,699	3,866	3,452	3,185

Net income	$46	$2,154	$2,846	$4,063	$4,285	$4,551	$3,850	$4,117

Basic net income per share	$.00	$.15	$.19	$.27	$.28	$.30	$.25	$.26

Diluted net income per share	$.00	$.14	$.17	$.25	$.26	$.28	$.23	$.24

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of December 31, 2007.

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/  RALPH BARTEL
Ralph Bartel
Chairman of the Board and Chief Executive Officer

/s/  WAYNE LEE
Wayne Lee
Chief Financial Officer

March 17, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2007 and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 14, 2008.

Name	Age	Position

Ralph Bartel, Ph.D.	42	President and Chief Executive Officer
C.J. Kettler	51	President, North America
Wayne Lee	36	Chief Financial Officer
Christopher Loughlin	34	Executive Vice President, Europe
Raymond Ng	46	Executive Vice President, Asia
Max Rayner	47	Chief Information Officer
Jason Yap	38	Executive Vice President, Japan, India and Australia

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

C.J. Kettler has served as President, North America since November 2007. Ms. Kettler joined Travelzoo from lifestyle media company LIME, where she was founder and CEO. From 2002 to 2004, Ms. Kettler served as Managing Director of Solera Capital, a private equity firm with $250 million under management. She was Co-President of Latina Magazine, one of Solera’s portfolio companies. From 1999 to 2001, she served as President, Sales and Integrated Marketing, of Oxygen Media. From 1987 to 1999, she worked for Sunbow Entertainment, a top ranked independent program supplier, where she served from 1994 to 1999 as President and CEO. Kettler began her career with CBS. She has also held a number of senior positions focused on emerging media at McCann Erickson and MTV Networks. Ms. Kettler holds a B.A. degree in Sociology from Smith College.

Wayne Lee, CPA, has served as Chief Financial Officer since September 2006. Since joining the Company in 2005, Mr. Lee has served as Director of Finance and most recently as Vice President of Finance. From 2003 to 2005, Mr. Lee was Business Group Controller and North American Sales Controller of Novellus Systems, Inc. From 1998 to 2003, he was Assistant Controller of Allegis Corporation. Mr. Lee is a Certified Public Accountant who received his B.S. in Business Administration from the Walter A. Haas School of Business at the University of California, Berkeley.

Christopher Loughlin has served as Executive Vice President, Europe since May 2005 after serving as Vice President of Business Development since 2001. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York City.

Raymond Ng has served as Executive Vice President, Asia since March 2007. From 1998 to 2006, Mr. Ng was the head of North Asia Business Development at Yahoo! Inc. Mr. Ng graduated from Hong Kong Shue Yan University with a Diploma of Journalism.

Max Rayner has served as Chief Information Officer since November 2007 and oversees Travelzoo’s global IT function, including software development and information management. From 2005 to 2007, Mr. Rayner served as

Executive Vice President of Products and Services and CIO at SurfControl. From 2004 to 2005, Mr. Rayner was Vice President, System Architecture at Salesforce.com. Mr. Rayner has a B.A. in Computer Science and Digital Engineering from Dartmouth College and an MBA in Finance from the University of California, Los Angeles.

Jason Yap has served as Executive Vice President, Japan, India and Australia since May 2007. From 2001 to 2007, Mr. Yap held several executive positions at STAR Group Limited, a Newscorp company, most recently as Vice President, Digital Content & Marketing.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Date: March 17, 2008

POWER OF ATTORNEY

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

Signature	Title(s)	Date

/s/ RALPH BARTEL Ralph Bartel	Chairman of the Board and Chief Executive Officer	March 17, 2008

/s/ WAYNE LEE Wayne Lee	Chief Financial Officer	March 17, 2008

/s/ HOLGER BARTEL Holger Bartel	Director	March 17, 2008

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 17, 2008

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 17, 2008

/s/ KELLY M. URSO Kelly M. Urso	Director	March 17, 2008

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2		—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10	.1*	—	Employment Agreement, dated as of April 1, 2000, between Silicon Channels Corporation and Ralph Bartel (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 6, 2001)
10	.2*	—	Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 6, 2001)
10.3		—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)
10	.4*	—	Christopher Loughlin Service Agreement, dated as of May 16, 2005, between Travelzoo UK Ltd and Christopher Loughlin (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed August 15, 2005)
10	.5*	—	Christopher Loughlin Amended Service Agreement, effective as of July 1, 2006, between Travelzoo (Europe) Limited and Christopher Loughlin. (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed August 9, 2006)
10	.6*	—	Wai Ming (Raymond) Ng Service Agreement, dated February 5, 2007, between Travelzoo Inc. and Wai Ming Ng. (Incorporated by reference to Exhibit 10.7 on Form 10-K (File No. 000-50171), filed March 15, 2007)
10	.7*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)
10	.8*	—	Employment Agreement, dated as of December 9, 2005, between Wayne Lee and Travelzoo Inc. (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2007)
10	.9*	—	Amendment to Service Agreement between Travelzoo (Europe) Limited and Christopher Loughlin dated as of August 13, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 15, 2007)
10	.10*	—	Employment Agreement, effective as of November 5, 2007, by and between Travelzoo Inc. and Max Rayner. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 24, 2007)
10	.11*	—	Employment Agreement, effective as of November 12, 2007, by and between Travelzoo Inc. and C.J. Kettler. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed November 13, 2007)
10.12		—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo Inc. and 590 Madison Avenue, LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)
21	.1‡	—	Subsidiaries of Travelzoo Inc.
23	.1‡	—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (included on signature page)
31	.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or a compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.