Form 10-Q
period 2008-03-31
TRAVELZOO INC
filed 2008-05-12
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No.: 000-50171
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

590 Madison Avenue, 37th Floor,	10022
New York, New York	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (212) 484-4900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of May 1, 2008 was 14,250,479 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$24,445	$22,641
Accounts receivable, less allowance for doubtful accounts of $241 and $290 as of March 31, 2008 and December 31, 2007, respectively	10,839	9,969
Deposits	97	272
Prepaid expenses and other current assets	1,377	1,982
Deferred income taxes	1,393	1,393

Total current assets	38,151	36,257

Deposits, less current portion	381	349
Restricted cash	875	—
Property and equipment, net	1,366	622
Intangible assets, net	55	58

Total assets	$40,828	$37,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,245	$4,960
Accrued expenses	5,359	4,608
Deferred revenue	715	450
Deferred rent	40	37
Income tax payable	1,127	—

Total current liabilities	14,486	10,055

Long-term tax liabilities	1,256	1,256
Other non-current liabilities	373	73

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 14,250 shares issued and outstanding as of March 31, 2008 and December 31, 2007)	143	143
Retained earnings	24,933	25,939
Accumulated other comprehensive loss	(363)	(180)

Total stockholders’ equity	24,713	25,902

Total liabilities and stockholders’ equity	$40,828	$37,286

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$20,948	$19,740
Cost of revenues	864	353

Gross profit	20,084	19,387

Operating expenses:
Sales and marketing	13,394	9,317
General and administrative	5,411	2,593

Total operating expenses	18,805	11,910

Income from operations	1,279	7,477
Other income and expense:
Interest income	136	364
Gain (loss) on foreign currency	152	(1)

Income before income taxes	1,567	7,840
Income taxes	2,573	3,777

Net income (loss)	$(1,006)	$4,063

Basic net income (loss) per share	$(0.07)	$0.27
Diluted net income (loss) per share	$(0.07)	$0.25
Shares used in computing basic net income (loss) per share	14,250	15,250
Shares used in computing diluted net income (loss) per share	14,250	16,480
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,006)	$4,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103	31
Provision for losses on accounts receivable	22	28
Changes in operating assets and liabilities:
Accounts receivable	(895)	(1,971)
Deposits	147	(83)
Prepaid expenses and other current assets	620	(434)
Accounts payable	2,255	1,444
Accrued expenses	709	481
Deferred revenue	265	24
Deferred rent	300	—
Income tax payable	1,127	2,977

Net cash provided by operating activities	3,647	6,560

Cash flows from investing activities:
Purchases of property and equipment	(842)	(77)
Restricted cash	(875)	—

Net cash used in investing activities	(1,717)	(77)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(126)	(9)

Net increase in cash and cash equivalents	1,804	6,474
Cash and cash equivalents at beginning of period	22,641	33,415

Cash and cash equivalents at end of period	$24,445	$39,889

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$446	$800

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search engine, and the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 54.3% of the outstanding shares as of May 1, 2008.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the SEC on March 17, 2008.
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
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2008, there were 14,250,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,069,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $7,000 for these cash payments for the three months ended March 31, 2008. The liability was $11,000 as of March 31, 2008, including $4,000 previously accrued as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through March 31, 2008 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,069,000 shares had not submitted claims under the program as of March 31, 2008.
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

Note 3: Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and have not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements in the quarter ended March 31, 2008. See Note 4 for information and related disclosures regarding the fair value of our financial assets.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The Company adopted SFAS 159 on January 1, 2008 and did not elect to use fair value to re-measure any of its assets or liabilities.
Note 4: Financial Instruments
     At March 31, 2008, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase held in money market accounts. The Company believes that the carrying amounts of theses financial assets are a reasonable estimate of their fair value.
Note 5: Stock-based Compensation and Stock Options
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of March 31, 2008, and expire in January 2011.
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options and 17,275 options were exercised during the years ended December 31, 2005 and 2006, respectively. As of March 31, 2008, 42,725 options are vested and remain outstanding.

     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 of these options were exercised during the year ended December 31, 2004. As of March 31, 2008, 10,000 options are vested and remain outstanding.
     The Company did not provide any stock-based compensation in fiscal years 2006, 2007, or in the three months ended March 31, 2008. In addition, all previously issued options vested prior to January 1, 2002.
          Option activity as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	2,211,074	$1.03

Outstanding at March 31, 2008	2,211,074	$1.03	2.86 years	$22,136

Exercisable and fully vested at March 31, 2008	2,211,074	$1.03	2.86 years	$22,136
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Note 6: Net Income (Loss) Per Share
     Net income (loss) per share has been calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of dilutive potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.
     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic net income (loss) per share:
Net income (loss)	$(1,006)	$4,063
Weighted average common shares	14,250	15,250

Basic net income (loss) per share	$(0.07)	$0.27

Diluted net income (loss) per share:
Net income (loss)	$(1,006)	$4,063

Weighted average common shares	14,250	15,250
Effect of dilutive securities: stock options	—	1,230

Diluted weighted average common shares	14,250	16,480

Diluted net income (loss) per share	$(0.07)	$0.25

     Options to purchase 2,211,074 shares of common stock were outstanding as of March 31, 2008 but have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2008 as their effect was anti-dilutive.

Note 7: Commitments and Contingencies
     The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between June 30, 2008 and January 31, 2014. The future minimum lease payments under these operating leases as of March 31, 2008 total $15,660,000. The future lease payments consist of $3,011,000 due in 2008, $4,133,000 due in 2009, $2,404,000 due in 2010, $1,994,000 due in 2011, $2,033,000 due in 2012 and $2,085,000 in 2013 and later.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,069,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $7,000 for these cash payments for the three months ended March 31, 2008. The liability was $11,000 as of March 31, 2008, including $4,000 previously accrued as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,069,000 shares had not submitted claims under the program.
Note 8: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not include the tax benefits from the losses of our foreign operations. In the first quarter of 2008, our effective tax rate was 164%.
Note 9: Segment Reporting and Significant Customer Information
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
     The following is a summary of operating results and assets (in thousands) by business segment:

Three months ended March 31, 2008:	North America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,890	$2,038	$20	$—	$20,948
Intersegment revenues	25	11	—	(36)	—

Total net revenues	18,915	2,049	20	(36)	20,948

Operating income (loss)	6,264	(2,241)	(2,745)	1	1,279

Three months ended March 31, 2007:	North America	Europe	Asia Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,454	$1,286	$—	$—	$19,740
Intersegment revenues	42	3	—	(45)	—

Total net revenues	18,496	1,289	—	(45)	19,740

Operating income (loss)	8,159	(683)	—	1	7,477

As of March 31, 2008	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$1,126	$69	$171	$—	$1,366
Total assets	52,679	4,646	2,643	(19,140)	40,828

As of December 31, 2007	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$383	$70	$169	$—	$622
Total assets	45,801	3,525	2,094	(14,134)	37,286

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

			Percent of
	Percent of Revenues		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2008	2007	2008	2007
Travelport Limited	12%	14%	14%	14%
Expedia, Inc.	*	12%	12%	18%

*	Less than 10%
     The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

Note 10: Comprehensive Income (Loss)
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(1,006)	$4,063
Other comprehensive income (loss):
Foreign currency translation adjustments	(183)	(11)

Total comprehensive income (loss)	$(1,189)	$4,052

     Accumulated other comprehensive loss, as reflected in the Condensed Consolidated Balance Sheets, consists of cumulative foreign currency translation adjustments.
Note 11: Foreign Currency
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
     Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We also operate SuperSearch, a pay-per-click travel search engine and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. More than 900 travel companies purchase our advertising services.
     Our revenues are advertising revenues, consisting of listing fees paid primarily by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, through the Travelzoo Network, in SuperSearch, a pay-per-click travel search engine, and through the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
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
     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 7 to our unaudited condensed consolidated financial statements for further details about our liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	4.1	1.8

Gross profit	95.9	98.2

Operating expenses:
Sales and marketing	64.0	47.2
General and administrative	25.8	13.1

Total operating expenses	89.8	60.3

Income from operations	6.1	37.9
Other income and expenses, net	1.4	1.8

Income before income taxes	7.5	39.7
Income taxes	12.3	19.1

Net income	(4.8%)	20.6%

     For the three months ended March 31, 2008, we reported income from operations of approximately $1.3 million. As of March 31, 2008, we had retained earnings of approximately $24.9 million. Our operating margin decreased to 6.1% of revenues for the three months ended March 31, 2008 from 37.9% for the same period last year. The decrease in our operating margin is due to an increase of our sales and marketing expenses and our general and administrative expenses (see “Operating Expenses” below). Our sales and marketing expenses and general and administrative expenses as a percentage of revenue increased at a higher rate than our the rate of the increase in our revenues.
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
     We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect that we will incur significant expenses in 2008 in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. We expect our expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of March 31, 2008 and 2007 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the three months ended March 31, 2008 and 2007. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics with the objective of monitoring the reach of our products and evaluating whether the Company is able to convert higher reach into higher revenues.

	March 31,		Year-over-Year
	2008	2007	Growth
Subscribers:
North America
Travelzoo Top 20	10,514,000	10,129,000	4%
Newsflash	8,484,000	7,959,000	7%
Europe
Travelzoo Top 20	1,658,000	753,000	120%
Newsflash	1,570,000	684,000	130%
Asia Pacific
Travelzoo Top 20	581,000	—	—
Newsflash	521,000	—	—

	Three Months Ended March 31,		Year-over-Year
	2008	2007	Growth*
Page views of homepages of Travelzoo Web sites:
North America	8,226,000	9,136,000	(10)%
Europe	1,706,000	2,122,000	(20)%
Asia Pacific	3,082,000	—	—

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     In North America, revenues for the three months ended March 31, 2008 increased by 2% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of March 31, 2008 increased by 4% compared to March 31, 2007 and page views of the homepages of the Travelzoo Web sites in North America for the three months ended March 31, 2008 decreased by 10% from the same period last year. In North America, revenues increased at a lower rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter.
     In Europe, revenues for the three months ended March 31, 2008 increased by 58% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of March 31, 2008 increased by 120% compared to March 31, 2007 and page views of the homepages of the Travelzoo Web sites in Europe for the three months ended March 31, 2008 decreased by 20% from the same period last year. In Europe, revenues increased at a lower rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter. Management believes that the lower rate of growth in revenues is due to start up of operations in Germany and France. In Germany and France, we focused on rapidly building a significant subscriber base.
     In the Asia Pacific, we generated $20,000 in revenue for the three months ended March 31, 2008. We did not generate any revenues in the Asia Pacific in the three months ended March 31, 2007. We began operations in Australia, China, Hong Kong, Japan and Taiwan in 2007.
Revenues
     Our total revenues increased to $20.9 million for the three months ended March 31, 2008 from $19.7 million for the three months ended March 31, 2007. This represents an increase of 6%.

     62% of our revenue growth in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 came from increased revenues from our operations in Europe. The remaining 38% came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch and Travelzoo Network) and is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America, and from new product offerings in North America.
     As discussed in Note 9 in the notes to the condensed financial statements, one client accounted for 10% or more of our total revenues during the three months ended March 31, 2008. Two clients each accounted for 10% or more of our total revenues during the three months ended March 31, 2007. No other clients accounted for 10% or more of our total revenues during the three months ended March 31, 2008 and 2007. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
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
     Historically, we have increased advertising rates as of January 1 of each year. However, we did not increase our advertising rates in the U.S. on January 1, 2008 due to intense price competition in our industry. We intend to review advertising rates and consider increases once a year as of January 1. However, there is no assurance that there will be increases of advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates.
     Average annualized revenue per employee decreased to $471,000 for the three months ended March 31, 2008 from $840,000 for the three months ended March 31, 2007.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliate partners of the Travelzoo Network, and salary expenses associated with network operations and software engineering staff. Our cost of revenues increased to $864,000 for the three months ended March 31, 2008 from $353,000 for the three months ended March 31, 2007. As a percentage of revenue, cost of revenues increased to 4% for the three months ended March 31, 2008 from 2% for the three months ended March 31, 2007. The $511,000 increase in cost of revenues in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to an increase in salary expense and an increase in payments made to affiliate partners of the Travelzoo Network.
Operating Expenses
  Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $13.4 million for the three months ended March 31, 2008 from $9.3 million for the three months ended March 31, 2007. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo. The $4.1 million increase in sales and marketing expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a $1.6 million increase in advertising to acquire new subscribers for our e-mail products, a $983,000 increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff, and an $817,000 increase in advertising to acquire traffic to our Web site. For the three months ended March 31, 2008 and 2007, advertising expenses accounted for 67% of sales and marketing expenses.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany and Spain. In 2007, we began operations in Australia, China, France, Hong Kong, Japan and Taiwan. The start-up of our business in Europe and Asia Pacific and our plan to expand into other countries in the future is expected to result in a significant increase in our sales and marketing expenses in the foreseeable future.
  General and Administrative
     General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $5.4 million in the three months ended March 31, 2008 from $2.6 million in the three months ended March 31, 2007. The $2.8 million increase in general and administrative expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a $1.3 million increase in salary and employee related expenses due primarily to an increase in headcount, a $564,000 increase in rent and office expenses, and a $228,000 increase in professional services expenses.
     In the three months ended March 31, 2008 and 2007, the Company recorded expenses of $7,000 and $43,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2005, 2006, 2007 and the first three months of 2008, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
North America:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Europe:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595

Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465
Q1 2008	$3.12	393,311	(26,199)	581,577

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
     We began operations in Asia Pacific in April 2007 and started acquiring new subscribers in Australia, China, Hong Kong, Japan, and Taiwan.
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
Segment Information
     We have presented the business segments in this Form 10-Q based on our organizational structure as of March 31, 2008.
North America

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net revenues	$18,915	$18,496
Income from operations	6,264	8,159
Income from operations as a % of revenues	33.1%	44.1%
     In North America, revenues increased 2% in the three months ended March 31, 2008 compared to the same period in 2007. The North America revenue growth was driven by the addition of new clients, increased spending from existing clients and new product offerings and revenue streams.
     Income from operations for North America as a percentage of revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 decreased to 33% from 44%. Sales and marketing expenses as a percentage of revenue increased to 46% or $8.6 million for the three months ended March 31, 2008 from 43% or $7.9 million for the three months ended March 31, 2007. The $769,000 increase was primarily due to a $479,000 increase in advertising to acquire traffic to our Web site and a $240,000 increase in salary expense. General and administrative expenses as a percentage of revenue increased to 17% or $3.3 million for the three months ended March 31, 2008 from 12% or $2.1 million for the three months ended March 31, 2007. The $1.2 million increase was primarily due to a $482,000 increase in salary and employee related expenses and a $312,000 increase in rent and office expenses.
Europe

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net Revenues	$2,049	$1,289
Loss from operations	(2,241)	(683)
Loss from operations as a % of revenues	109.4%	53.0%
     In Europe, revenues increased 59% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
     Our loss from operations in Europe was $2.2 million in the three months ended March 31, 2008 compared to a loss of $683,000 for the three months ended March 31, 2007. Sales and marketing expenses increased to $3.1 million for the three months ended

March 31, 2008 from $1.5 million for the three months ended March 31, 2007. This $1.7 million increase was due primarily to a $793,000 increase in advertising to acquire new subscribers for our e-mail products, a $398,000 increase in salary and employee related expenses, and a $338,000 increase in advertising to acquire traffic to our Web site. General and administrative expenses increased by $607,000 to $1.1 million in the three months ended March 31, 2008 compared to the prior year period due primarily to a $296,000 increase in salaries and employee related expenses, a $127,000 increase in rent and office expenses and a $126,000 increase in professional services expense.
Asia Pacific

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net Revenues	$20	$—
Loss from operations	(2,745)	—
     Our operating expenses and loss from operations in the Asia Pacific was $2.7 million in the three months ended March 31, 2008. The loss from operations in the three months ended March 31, 2008 was primarily due to $1.6 million in sales and marketing expenses primarily to acquire new subscribers for our e-mail products and for salary expense. There was also $1.1 million in general and administrative expenses primarily for salary expense and rent and office expenses. We began operations in Asia Pacific in the second quarter of 2007.
Income Taxes
     We recorded income tax provisions of $2.6 million and $3.8 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended March 31, 2008, our effective tax rate was 164.2%. Losses of approximately $4.8 million from our Europe and Asia Pacific business segments were treated as having no recognizable tax benefit. Further, expenses of $7,000 related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period, were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses related to payments to former stockholders and from losses or gains incurred by our operations in Canada, Europe, and Asia Pacific, and corresponding U.S. tax credits, if any.
Liquidity and Capital Resources
     As of March 31, 2008, we had $24.4 million in cash and cash equivalents. Cash and cash equivalents increased from $22.6 million on December 31, 2007 primarily as a result of cash provided by operating activities offset by cash used in investing activities as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the three months ended March 31, 2008 was $3.6 million. Net cash provided by operating activities in the three months ended March 31, 2007 was $6.6 million. In the three months ended March 31, 2008, net cash provided by operating activities resulted primarily from an increase of accounts payable and income tax payable offset by an increase in accounts receivable and a net loss. In the three months ended March 31, 2007, net cash provided by operating activities resulted primarily from net income and increases in accounts payable and other liabilities offset by an increase in accounts receivable.
     Net cash used in investing activities was $1.7 million in the three months ended March 31, 2008. Net cash used in investing activities was $77,000 during the three months ended March 31, 2007. In the three months ended March 31, 2008 net cash used in investing activities resulted from purchases of restricted cash and property and equipment. For the three months ended March 31, 2007, net cash used in investing activities was for the purchase of property and equipment.
     There were no financing activities during the three months ended March 31, 2008 and March 31, 2007.

     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, expansion of our operations, including subscriber marketing, in North America, Europe and Asia Pacific, the amount of resources we devote to promoting awareness of the Travelzoo brand, and cash payments to former stockholders of Travelzoo.com Corporation. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.7 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced substantial increases in our sales and marketing expenses and our general and administrative expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and cash generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     We expect that cash on hand will be sufficient to finance the expansion of our operations in Europe and Asia Pacific for at least the next 12 months.
     The following summarizes our principal contractual commitments as of March 31, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$3,011	$4,133	$2,404	$1,994	$2,033	$2,085	$15,660
Purchase obligations	642	—	—	—	—	—	642

Total commitments	$3,653	$4,133	$2,404	$1,994	$2,033	$2,085	$16,302

     The table above excludes net unrecognized tax benefits of approximately $1.3 million as of March 31, 2008, because the Company is unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Europe and in the Asia Pacific region; and

•	Expand the scope of our business model.
     In 2007, we started up operations in Australia, China, France, Hong Kong, Japan and Taiwan. We plan to start up operations in India and South Korea in 2009.
     In 2007, we began to allocate significant resources to the development of the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.
     In 2008, we are continuing to develop shows and events listings.
     In 2008, we plan to develop a new travel search engine.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and have not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements in the quarter ended March 31, 2008. See Note 4 for information and related disclosures regarding the fair value of our financial assets.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The Company adopted SFAS 159 on January 1, 2008 and did not elect to use fair value to re-measure any of its assets or liabilities.
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
Risks Related to Our Financial Condition and Business Model
We cannot assure you that we will be profitable.
     In the three months ended March 31, 2008, we generated a net loss. Although we generated net income in 2007, there is no assurance that we will be profitable in the future. It is likely that we will not sustain profitability in 2008. We expect our operations in Asia Pacific and Europe to incur significant losses in the foreseeable future and we expect that this will have a material negative impact on our operating margins and net income. Furthermore, we forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     In the three months ended March 31, 2008, one client accounted for 12% of our revenues. The agreements with this client are in the form of multiple insertion orders from entities under the common control of this client, in either the Company’s standard form or in the client’s form. The loss of this client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
Our business model may not be adaptable to a changing market.
     Our current revenue model depends on advertising fees paid primarily by travel companies. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany and Spain. In 2007, we began operations in Australia, China, France, Hong Kong, Japan and Taiwan. Our plan is to expand into additional countries in Asia Pacific and Europe in the future. We expect our operations in Asia Pacific and Europe will incur significant losses in the next two to three years primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. These losses may not have any recognizable tax benefit. We expect that this will have a material negative impact on our operating margins and net income. It is likely that we will not sustain profitability in 2008. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2008, we had 178 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three month period ended March 31, 2008, the sales price of our common stock on the NASDAQ Stock Market ranged from $9.61 to $17.20. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of May 1, 2008, approximately 54.3% of our outstanding shares with options to increase his percentage ownership to 60.4% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,069,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of our common stock.
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $7,000 for these cash payments for the three months ended March 31, 2008. The liability was $11,000 as of March 31, 2008, including $4,000 previously accrued as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through March 31, 2008 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,069,000 shares had not submitted claims under the program as of March 31, 2008.
Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of our internal controls, which could have a significant and adverse effect on our business.
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
Item 4. Controls and Procedures
     As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report on form 10-Q was accumulated and communicated to our management including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period covered by this report.
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1‡	Thian Seng (Jason) Yap Service Agreement, dated February 20, 2007, between Travelzoo Inc. and Thian Seng Yap.

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ Wayne Lee
Wayne Lee
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: May 12, 2008