Form 10-Q
period 2008-06-30
TRAVELZOO INC
filed 2008-08-11
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of August 5, 2008 was 14,285,479 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,017	$22,641
Accounts receivable, less allowance for doubtful accounts of $265 and $290 as of June 30, 2008 and December 31, 2007, respectively	11,566	9,969
Deposits	202	272
Prepaid expenses and other current assets	1,901	1,982
Deferred income taxes	1,393	1,393

Total current assets	36,079	36,257

Deposits, less current portion	378	349
Restricted cash	875	—
Property and equipment, net	2,156	622
Intangible assets, net	53	58

Total assets	$39,541	$37,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,707	$4,960
Accrued expenses	5,265	4,608
Deferred revenue	756	450
Deferred rent	30	37

Total current liabilities	13,758	10,055

Long-term tax liabilities	1,289	1,256
Deferred rent, less current portion	795	73

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 14,285 and 14,250 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	143	143
Additional paid-in capital	185	—
Retained earnings	23,740	25,939
Accumulated other comprehensive loss	(369)	(180)

Total stockholders’ equity	23,699	25,902

Total liabilities and stockholders’ equity	$39,541	$37,286

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$21,769	$20,115	$42,718	$39,855
Cost of revenues	637	225	1,166	374

Gross profit	21,132	19,890	41,552	39,481

Operating expenses:
Sales and marketing	12,520	10,745	25,914	20,062
General and administrative	6,930	3,392	12,676	6,189

Total operating expenses	19,450	14,137	38,590	26,251

Income from operations	1,682	5,753	2,962	13,230
Other income and expense:
Interest income	77	428	213	792
Gain (loss) on foreign currency	(6)	36	145	35

Income before income taxes	1,753	6,217	3,320	14,057
Income taxes	2,946	3,371	5,519	7,148

Net income (loss)	$(1,193)	$2,846	$(2,199)	$6,909

Basic net income (loss) per share	$(0.08)	$0.19	$(0.15)	$0.45
Diluted net income (loss) per share	$(0.08)	$0.17	$(0.15)	$0.42
Shares used in computing basic net income (loss) per share	14,269	15,250	14,260	15,250
Shares used in computing diluted net income (loss) per share	14,269	16,482	14,260	16,481
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,199)	$6,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	233	79
Provision for losses on accounts receivable	66	(8)
Tax benefit from exercise of stock options	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,657)	(1,235)
Deposits	42	(67)
Prepaid expenses and other current assets	196	(815)
Accounts payable	2,332	3,580
Accrued expenses	629	248
Deferred revenue	305	(37)
Deferred rent	714	55
Income tax payable	—	3
Long-term tax liabilities	33	—

Net cash provided by operating activities	584	8,712

Cash flows from investing activities:
Purchases of property and equipment	(1,357)	(246)
Restricted cash	(875)	—

Net cash used in investing activities	(2,232)	(246)

Cash flows from financing activities:
Proceeds from exercise of stock options	75	—
Tax benefit from exercise of stock options	110	—

Net cash provided by financing activities	185	—

Effect of exchange rate changes on cash and cash equivalents	(161)	(5)

Net increase (decrease) in cash and cash equivalents	(1,624)	8,461
Cash and cash equivalents at beginning of period	22,641	33,415

Cash and cash equivalents at end of period	$21,017	$41,876

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$5,018	$7,550

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 56.9% of the outstanding shares as of August 5, 2008.
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
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period.
     The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period, and the Company makes no representations related thereto.
     Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $219,000 and $423,000 for the three month and six month periods ending June 30, 2007, respectively, have been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com

Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2008, there were 14,285,479 shares of common stock outstanding.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $9,000 for these cash payments for the six months ended June 30, 2008. The liability was $13,000 as of June 30, 2008, including $5,000 previously accrued as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through June 30, 2008 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,069,000 shares had not submitted claims under the program as of June 30, 2008.
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
Note 3: Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, the Company will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and have not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements in the quarter ended June 30, 2008. See Note 4 for information and related disclosures regarding the fair value of our financial assets.
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
Note 4: Financial Instruments
     At June 30, 2008, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these certain financial assets was determined using the following inputs at June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (1)	$14,204	$14,204	$—	$—

Total	$14,204	$14,204	$—	$—

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet
Note 5: Internal-Use Software and Web Site Development
     The Company includes in fixed assets the capitalized cost of internal-use software and Web site development, including software used to upgrade and enhance its Web site and processes supporting the Company’s business in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.
     During the three month and six month periods ended June 30, 2008, the Company capitalized internal-use software and Web site development costs totaling $515,000 and $623,000, respectively. Web site development costs relate primarily to the development of a new travel search engine. Capitalized internal-use software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site.
Note 6: Stock-Based Compensation and Stock Options
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
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of June 30, 2008, and expire in January 2011.

     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the six months ended June 30, 2008. As of June 30, 2008, 12,725 of these options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the six months ended June 30, 2008. As of June 30, 2008, 5,000 of these options are vested and remain outstanding.
     The Company did not record any stock-based compensation in fiscal years 2006, 2007, or in the six months ended June 30, 2008. In addition, all previously issued options vested prior to January 1, 2003.
     Option activity as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	2,211,074	$1.03
Options exercised	(35,000)	$2.14

Outstanding at June 30, 2008	2,176,074	$1.01	2.60 years	$16,450
Exercisable and fully vested at June 30, 2008	2,176,074	$1.01	2.60 years	$16,450
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from its authorized shares to fulfill stock option exercises.
Note 7: Net Income (Loss) Per Share
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

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net income (loss) per share:
Net income (loss)	$(1,193)	$2,846	$(2,199)	$6,909
Weighted average common shares	14,269	15,250	14,260	15,250

Basic net income (loss) per share	$(0.08)	$0.19	$(0.15)	$0.45

Diluted net income (loss) per share:
Net income (loss)	$(1,193)	$2,846	$(2,199)	$6,909

Weighted average common shares	14,269	15,250	14,260	15,250
Effect of dilutive securities: stock options	—	1,232	—	1,231

Diluted weighted average common shares	14,269	16,482	14,260	16,481

Diluted net income (loss) per share	$(0.08)	$0.17	$(0.15)	$0.42

     Options to purchase 2,176,074 shares of common stock were outstanding as of June 30, 2008 but have been excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2008 as their effect was anti-dilutive.
Note 8: Commitments and Contingencies
     The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between November 30, 2008 and January 31, 2014. The future minimum lease payments under these operating leases as of June 30, 2008 total $15,041,000. The future lease payments consist of $2,291,000 due in 2008, $4,202,000 due in 2009, $2,436,000 due in 2010, $1,994,000 due in 2011, $2,033,000 due in 2012 and $2,085,000 thereafter.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $9,000 for these cash payments for the six months ended June 30, 2008. The liability was $13,000 as of June 30, 2008, including $5,000 previously accrued as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,069,000 shares had not submitted claims under the program.
Note 9: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the six months ended June 30, 2008, our effective tax rate was 166%.
     As of June 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits was approximately $1.1 million, which if recognized, would reduce the Company’s effective tax rate in the future periods.
     The Company includes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2008 and December 31, 2007, the Company had approximately $144,000 and $111,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2004 and is no longer subject to California tax examinations for years before 2003.
Note 10: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has three reportable operating segments: North America, Europe and Asia Pacific. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. The Company began operations in Europe in May 2005. Asia Pacific consists of the Company’s operations in Australia, China, Hong Kong, Japan, and Taiwan. The Company began operations in Asia Pacific in April 2007.
     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
     The following is a summary of operating results and assets (in thousands) by business segment:

	North		Asia
Three months ended June 30, 2008:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$19,129	$2,550	$90	$—	$21,769
Intersegment revenues	39	19	—	(58)	—

Total net revenues	19,168	2,569	90	(58)	21,769

Operating income (loss)	6,929	(2,013)	(3,235)	1	1,682

	North		Asia
Three months ended June 30, 2007:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,619	$1,496	$—	$—	$20,115
Intersegment revenues	77	2	—	(79)	—

Total net revenues	18,696	1,498	—	(79)	20,115

Operating income (loss)	7,313	(1,161)	(400)	1	5,753

	North		Asia
Six months ended June 30, 2008:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$38,019	$4,589	$110	$—	$42,718
Intersegment revenues	64	30	—	(94)	—

Total net revenues	38,083	4,619	110	(94)	42,718

Operating income (loss)	13,193	(4,254)	(5,979)	2	2,962

	North		Asia
Six months ended June 30, 2007:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$37,074	$2,781	$—	$—	$39,855
Intersegment revenues	118	5	—	(123)	—

Total net revenues	37,192	2,786	—	(123)	39,855

Operating income (loss)	15,473	(1,845)	(400)	2	13,230

As of June 30, 2008	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$1,893	$82	$181	$—	$2,156
Total assets	56,661	4,868	2,858	(24,846)	39,541

As of December 31, 2007	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net:	$383	$70	$169	$—	$622
Total assets	45,801	3,525	2,094	(14,134)	37,286

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of		Percent of		Percent of
	Revenues		Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2008	2007	2008	2007	2008	2007
Travelport Limited	11%	16%	11%	15%	*	14%
Expedia, Inc.	*	10%	*	11%	11%	18%

*	Less than 10%
     The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.
Note 11: Comprehensive Income (Loss)
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,193)	$2,846	$(2,199)	$6,909
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(4)	(189)	(15)

Total comprehensive income (loss)	$(1,199)	$2,842	$(2,388)	$6,894

     Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of cumulative foreign currency translation adjustments.
Note 12: Foreign Currency
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
     Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We also operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. More than 900 travel companies purchase our advertising services.
     Our revenues are advertising revenues, consisting of listing fees paid primarily by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, and through the Travelzoo Network. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
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
     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 8 to our unaudited condensed consolidated financial statements for further details about our liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	2.9	1.1	2.7	0.9

Gross profit	97.1	98.9	97.3	99.1

Operating expenses:
Sales and marketing	57.5	53.4	60.7	50.3
General and administrative	31.9	16.9	29.7	15.6

Total operating expenses	89.4	70.3	90.4	65.9

Income from operations	7.7	28.6	6.9	33.2
Other income and expenses, net	0.3	2.3	0.8	2.1

Income before income taxes	8.0	30.9	7.7	35.3
Income taxes	13.5	16.8	12.9	17.9

Net income (loss)	(5.5%)	14.1%	(5.2%)	17.4%

     For the three months ended June 30, 2008, we reported income from operations of approximately $1.7 million. For the six months ended June 30, 2008, we reported income from operations of approximately $3.0 million. As of June 30, 2008, we had retained earnings of approximately $23.7 million. Our income from operations decreased to 7.7% of revenues for the three months ended June 30, 2008 from 28.6% for the same period last year. Our income from operations decreased to 6.9% of revenues for the six months ended June 30, 2008 from 33.2% for the same period last year. The decrease in our income from operations is due primarily to an increase of our sales and marketing expenses and our general and administrative expenses (see “Operating Expenses” below). Our sales and marketing expenses and general and administrative expenses as a percentage of revenue increased at a higher rate than the rate of the increase of our revenues.
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

     We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect our expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. We expect that we will incur significant expenses in 2008 in order to allow management to report on, and our independent auditors to opine on, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. At this time, the total cost is not reliably estimable as it will be dependent on the number of areas requiring improvement and the extent of any required remediation efforts as well as growth of our international operations. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of June 30, 2008 and 2007 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the six months ended June 30, 2008 and 2007. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics with the objective of monitoring the reach of our products and evaluating whether the Company is able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2008	2007	Growth
Subscribers:
North America
Travelzoo Top 20	10,561,000	10,358,000	2%
Newsflash	8,564,000	8,222,000	4%
Europe
Travelzoo Top 20	1,852,000	919,000	102%
Newsflash	1,745,000	851,000	105%
Asia Pacific
Travelzoo Top 20	913,000	—	—
Newsflash	829,000	—	—

	Six Months Ended June 30,		Year-over-Year
	2008	2007	Growth*
Page views of homepages of Travelzoo Web sites:
North America	15,772,000	18,229,000	(13)%
Europe	3,486,000	4,565,000	(24)%
Asia Pacific	5,818,000	—	—

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     In North America, revenues for the six months ended June 30, 2008 increased by 2% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of June 30, 2008 increased by 2% compared to June 30, 2007 and page views of the homepages of the Travelzoo Web sites in North America for the six months ended June 30, 2008 decreased by 13% from the same period last year. In North America, revenues increased at the same rate as the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter.
     In Europe, revenues for the six months ended June 30, 2008 increased by 66% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of June 30, 2008 increased by 102% compared to June 30, 2007 and page views of the homepages of the Travelzoo Web sites in Europe for the six months ended June 30, 2008 decreased by 24% from the same period last year. In Europe, revenues increased at a lower rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter. Management believes that the lower rate of growth in revenues was due to start up of operations in Germany, France, and Spain. In Germany, France, and Spain, we focused on rapidly building a significant subscriber base.
     In the Asia Pacific, we generated $110,000 in revenue for the six months ended June 30, 2008. We did not generate any revenues in the Asia Pacific in the six months ended June 30, 2007. We began operations in Australia, China, Hong Kong, Japan, and Taiwan during 2007 and have focused on rapidly building a significant subscriber base in the countries in which we operate.
Revenues
     Our total revenues increased to $21.8 million for the three months ended June 30, 2008 from $20.1 million for the three months ended June 30, 2007. This represents an increase of 8%. Our total revenues increased to $42.7 million for the six months ended June 30, 2008 from $39.9 million for the six months ended June 30, 2007. This represents an increase of 7%.
     64% of our revenue growth in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 came from increased revenues from our operations in Europe. 31% of our revenue growth came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch and Travelzoo Network) and is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America, and from new product offerings in North America. The remaining 5% of our revenue growth came from our operations in Asia Pacific which did not generate any revenues in the three months ended June 30, 2007.
     63% of our revenue growth in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 came from increased revenues from our operations in Europe. 33% of our revenue growth came from our operations in North America (i.e. Travelzoo Web sites, Travelzoo Top 20 newsletter, Newsflash, SuperSearch and Travelzoo Network) and is attributed to an increase in the number of clients in North America, an increase in the volume of advertising sold to existing clients in North America, and from new product offerings in North America. The remaining 4% of our revenue growth came from our operations in Asia Pacific which did not generate any revenues in the six months ended June 30, 2007.
     As discussed in Note 10 in the notes to the condensed consolidated financial statements, one client accounted for 10% or more of our total revenues during the three months and six months ended June 30, 2008. Two clients each accounted for 10% or more of our total revenues during the three months and six months ended June 30, 2007. No other clients accounted for 10% or more of our total revenues during the three months and six months ended June 30, 2008 and 2007. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.
     Management believes that our ability to increase revenues in the future depends mainly on the following factors:
•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients;

•	Our ability to increase the number of clients;

•	Our ability to develop new revenue streams; and

•	Our ability to launch new products.
     We believe that we can increase our advertising rates if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically have increased the number of clients in every year since inception. We do not know if we will be able to increase the number of clients in the future. We do not know if we will have market acceptance of our new products.

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
     Average annualized revenue per employee decreased to $456,000 for the three months ended June 30, 2008 from $712,000 for the three months ended June 30, 2007. The decrease in average revenue per employee for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to an increase in headcount related to the start-up of our business in Europe and Asia Pacific.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliate partners of the Travelzoo Network, and salary expenses associated with network operations staff. Our cost of revenues increased to $637,000 for the three months ended June 30, 2008 from $225,000 for the three months ended June 30, 2007. Our cost of revenues increased to $1.2 million for the six months ended June 30, 2008 from $374,000 for the six months ended June 30, 2007. As a percentage of revenue, cost of revenues increased to 3% for the three months and six months ended June 30, 2008 from 1% for the three months and six months ended June 30, 2007. The $412,000 increase in cost of revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to a $272,000 increase in payments made to affiliate partners of the Travelzoo Network. The $792,000 increase in cost of revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a $509,000 increase in payments made to affiliate partners of the Travelzoo Network.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $12.5 million for the three months ended June 30, 2008 from $10.7 million for the three months ended June 30, 2007. Sales and marketing expenses increased to $25.9 million for the six months ended June 30, 2008 from $20.1 million for the six months ended June 30, 2007. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo. The $1.8 million increase in sales and marketing expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to a $945,000 increase in advertising to acquire new subscribers for our e-mail products and a $1.4 million increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff offset by a $354,000 decrease in advertising to acquire traffic to our Web site. For the three months ended June 30, 2008 and 2007, advertising expenses accounted for 59% and 68%, respectively, of total sales and marketing expenses. The $5.9 million increase in sales and marketing expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a $2.6 million increase in salary and employee related expenses due primarily to an increase in the headcount of our sales and marketing staff, a $2.5 million increase in advertising to acquire new subscribers for our e-mail products, and a $463,000 increase in advertising to acquire traffic to our Web sites. For the six months ended June 30, 2008 and 2007, advertising expenses accounted for 63% and 68% of total sales and marketing expenses, respectively.
     Our goal is to increase our revenues from advertising sales. One important factor that drives our revenues is our advertising rates. We believe that we can increase our advertising rates if the reach of our publications increases. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry.
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

     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.9 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007. General and administrative expenses increased to $12.7 million for the six months ended June 30, 2008 from $6.2 million for the six months ended June 30, 2007. The $3.5 million increase in general and administrative expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to a $2.0 million increase in salary and employee related expenses due primarily to an increase in headcount, a $762,000 increase in rent and office expense, and a $683,000 increase in professional services expenses. The $6.5 million increase in general and administrative expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to an $3.6 million increase in salary and employee related expenses due primarily to an increase in headcount, a $1.5 million increase in rent and office expense, and a $960,000 increase in professional services expenses.
     In the six months ended June 30, 2008 and 2007, the Company recorded expenses of $9,000 and $72,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2005, 2006, 2007 and the first six months of 2008, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Europe:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465
Q1 2008	$3.12	393,311	(26,199)	581,577
Q2 2008	$3.37	369,491	(38,048)	913,020
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
Segment Information
     We have presented the business segments in this report based on our organizational structure as of June 30, 2008.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net revenues	$19,168	$18,696	38,083	$37,192
Income from operations	6,929	7,313	13,193	15,473
Income from operations as a % of revenues	36.1%	39.1%	34.6%	41.6%
     In North America, revenues increased 3% in the three months ended June 30, 2008 compared to the same period in 2007. Revenues increased 2% in the six months ended June 30, 2008 compared to the same period in 2007. The revenue growth in North America was driven by the addition of new clients, increased spending from existing clients, and new product offerings and revenue streams.
     Income from operations for North America as a percentage of revenue in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 decreased to 36.1% from 39.1%. Sales and marketing expenses as a percentage of revenue decreased to 40% or $7.6 million for the three months ended June 30, 2008 from 47% or $8.7 million for the three months ended June 30, 2007. The $1.1 million decrease in sales and marketing expense was primarily due to a $613,000 decrease in advertising to acquire traffic to our Web site, a $536,000 decrease in expenses for brand marketing campaigns, and a $492,000 decrease in advertising to acquire new subscribers for our e-mail products offset by a $357,000 increase in salary expense. General and administrative expenses as a percentage of revenue increased to 21% or $4.0 million for the three months ended June 30, 2008 from 13% or $2.4 million for the three months ended June 30, 2007. The $1.6 million increase in general and administrative expense was primarily due to a $1.2 million increase in salary and employee related expenses and a $328,000 increase in rent and office expense.
     Income from operations for North America as a percentage of revenue in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 decreased to 34.6% from 41.6%. Sales and marketing expenses as a percentage of revenue decreased to 43% or $16.3 million for the six months ended June 30, 2008 from 45% or $16.6 million for the six months ended June 30, 2007. The $317,000 decrease in sales and marketing expense was primarily due to a $924,000 decrease in advertising to acquire new subscribers for our e-mail products offset by a $622,000 increase in salary expense. General and administrative expenses as a percentage of revenue increased to 20% or $7.6 million for the six months ended June 30, 2008 from 13% or $4.7 million for the six months ended June 30, 2007. The $2.9 million increase in general and administrative expense was primarily due to a $1.9 million increase in salary and employee related expenses and a $637,000 increase in rent and office expense.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net revenues	$2,569	$1,498	$4,619	$2,786
Loss from operations	(2,013)	(1,161)	(4,254)	(1,845)
Loss from operations as a % of revenues	78.4%	77.5%	92.1%	66.2%

     In Europe, revenues increased 71% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Revenues increased 66% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The revenue growth in Europe was driven by the addition of new clients, increases in our advertising rates, increased spending from existing clients, and new product offerings and revenue streams.
     Our loss from operations in Europe was $2.0 million for the three months ended June 30, 2008 compared to a loss of $1.2 million for the three months ended June 30, 2007. Sales and marketing expenses increased to $3.0 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007. The $1.0 million increase in sales and marketing expense was due primarily to a $496,000 increase in salary expense, a $259,000 increase in advertising to acquire traffic to our Web sites, and a $193,000 increase in advertising to acquire new subscribers for our e-mail products. General and administrative expenses increased by $896,000 to $1.6 million for the three months ended June 30, 2008 compared to the prior year period due primarily to a $324,000 increase in salary and employee related expenses, a $192,000 increase in professional services expense, and a $139,000 increase in rent and office expense.
     Our loss from operations in Europe was $4.3 million for the six months ended June 30, 2008 compared to a loss of $1.8 million for the six months ended June 30, 2007. Sales and marketing expenses increased to $6.1 million for the six months ended June 30, 2008 from $3.4 million for the six months ended June 30, 2007. This $2.7 million increase was due primarily to a $987,000 increase in advertising to acquire new subscribers for our e-mail products, an $894,000 increase in salary expense, and a $597,000 increase in advertising to acquire traffic to our Web sites. General and administrative expenses increased by $1.5 million to $2.7 million for the six months ended June 30, 2008 compared to the prior year period due primarily to a $657,000 increase in salary and employee related expenses, a $318,000 increase in professional services expense, and a $266,000 increase in rent and office expense.
Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net revenues	$90	$—	$110	$—
Loss from operations	(3,235)	(400)	(5,979)	(400)
     We began operations in Asia Pacific in the second quarter of 2007 and we did not generate any revenues in the three months and six months ended June 30, 2007. Revenues in the three months and six months ended June 30, 2008 were $90,000 and $110,000, respectively.
     Our loss from operations in Asia Pacific was $3.2 million for the three months ended June 30, 2008 compared to a loss of $400,000 for the three months ended June 30, 2007. Sales and marketing expense increased to $1.9 million for the three months ended June 30, 2008 from $32,000 for the three months ended June 30, 2007. The increase was primarily due to a $1.2 million increase in advertising to acquire new subscribers for our e-mail products and a $410,000 increase in salary expense. General and administrative expenses increased to $1.4 million for the three months ended June 30, 2008 from $368,000 for the three months ended June 30, 2007. The increase was primarily due to a $441,000 increase in salary and employee related expenses, a $299,000 increase in rent and office expense, and a $221,000 increase in professional services expense.
     Our loss from operations in Asia Pacific was $6.0 million for the six months ended June 30, 2008 compared to a loss of $400,000 for the six months ended June 30, 2007. Sales and marketing expense increased to $3.5 million for the three months ended June 30, 2008 from $32,000 for the three months ended June 30, 2007. The increase was primarily due to a $2.5 million increase in advertising to acquire new subscribers for our e-mail products and a $746,000 increase in salary expense. General and administrative expenses increased to $2.5 million for the three months ended June 30, 2008 from $368,000 for the three months ended June 30, 2007. The increase was primarily due to a $1.1 million increase in salary and employee related expenses, a $617,000 increase in rent and office expense, and a $333,000 increase in professional services expense.

Income Taxes
     We recorded income tax provisions of $2.9 million and $3.4 million for the three months ended June 30, 2008 and June 30, 2007, respectively. We recorded income tax provisions of $5.5 million and $7.1 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended June 30, 2008, our effective tax rate was 168%. For the six months ended June 30, 2008, our effective tax rate was 166%. Losses of approximately $5.2 million and $10.0 million for the three months and six months ended June 30, 2008, respectively, from our Europe and Asia Pacific business segments were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses related to payments to former stockholders, from losses or gains incurred by our operations in Canada, Europe and Asia Pacific, and corresponding U.S. tax credits, if any.
Liquidity and Capital Resources
     As of June 30, 2008, we had $21.0 million in cash and cash equivalents. Cash and cash equivalents decreased from $22.6 million as of December 31, 2007 primarily as a result of cash provided by operating activities offset by cash used in investing activities as explained below. We expect that cash on hand and cash flows generated from operations will be sufficient to provide for working capital needs for at least the next 12 months.
     Net cash provided by operating activities in the six months ended June 30, 2008 was $584,000. Net cash provided by operating activities in the six months ended June 30, 2007 was $8.7 million. In the six months ended June 30, 2008, net cash provided by operating activities resulted primarily from increases in accounts payable, deferred rent, and accrued expenses offset by a net loss and an increase in accounts receivable. In the six months ended June 30, 2007, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable offset by increases in accounts receivable and prepaid expenses.
     Net cash used in investing activities was $2.2 million in the six months ended June 30, 2008. Net cash used in investing activities was $246,000 during the six months ended June 30, 2007. In the six months ended June 30, 2008 net cash used in investing activities resulted from purchases of restricted cash and property and equipment. For the six months ended June 30, 2007, net cash used in investing activities was for the purchase of property and equipment.
     Net cash provided by financing activities was $185,000 for the six months ended June 30, 2008. There were no financing activities during the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash provided by financing activities was due to the exercise of stock options.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development and launch of new products, expansion of our operations, including subscriber marketing, in North America, Europe, and Asia Pacific, the amount of resources we devote to promoting awareness of the Travelzoo brand, and cash payments to former stockholders of Travelzoo.com Corporation. Since the inception of the program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for our shares within the required time period, we have incurred expenses of $2.7 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of claims ultimately received. Consistent with our growth, we have experienced substantial increases in our sales and marketing expenses and our general and administrative expenses since inception, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand and cash generated during those periods will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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

     We expect that cash on hand will be sufficient to finance the expansion of our operations in Europe and Asia Pacific for at least the next 12 months.
     The following summarizes our principal contractual commitments as of June 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$2,291	$4,202	$2,436	$1,994	$2,033	$2,085	$15,041
Purchase obligations	826	—	—	—	—	—	826

Total commitments	$3,117	$4,202	$2,436	$1,994	$2,033	$2,085	$15,867

     The table above excludes net unrecognized tax benefits of approximately $1.1 million as of June 30, 2008, because the Company is unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Asia Pacific and in Europe; and

•	Expand the scope of our business model.
     In 2007, we started up operations in Australia, China, France, Hong Kong, Japan, and Taiwan. We plan to start up operations in South Korea in 2009.
     In 2007, we began to allocate significant resources to the development of the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.
     In 2008, we are continuing to develop shows and events listings.
     In 2008, we plan to launch a new travel search engine.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and have not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements in the six months ended June 30, 2008. See Note 4 for information and related disclosures regarding the fair value of our financial assets.
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
     In the six months ended June 30, 2008, we generated a net loss. Although we generated net income in 2007, there is no assurance that we will be profitable in the future. It is likely that we will not sustain profitability in 2008. We expect our operations in Asia Pacific and Europe to incur significant losses in the foreseeable future and we expect that this will have a material negative impact on our operating margins and net income. Furthermore, we forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to sustain profitability. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     In the six months ended June 30, 2008, one client accounted for 11% of our revenues. The agreements with this client are in the form of multiple insertion orders from entities under the common control of this client, in either the Company’s standard form or in the client’s form. The loss of this client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2008, we had 191 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the six month period ended June 30, 2008, the sales price of our common stock on the NASDAQ Stock Market ranged from $8.57 to $17.20. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, President, and Chief Executive Officer, is our largest stockholder, holding beneficially, as of August 5, 2008, approximately 56.9% of our outstanding shares with options to increase his percentage ownership to 62.5% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $9,000 for these cash payments for the six months ended June 30, 2008. The liability was $13,000 as of June 30, 2008, including $5,000 previously accrued as of December 31, 2007. The liability is based on the actual number of valid requests received from former stockholders through June 30, 2008 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,069,000 shares had not submitted claims under the program as of June 30, 2008.
Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of our internal controls, which could have a significant and adverse effect on our business.
     We are obligated to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to opine on, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. In our Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.
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
Item 4. Controls and Procedures
     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of stockholders occurred on June 3, 2008, at which the following individuals were elected as directors: Ralph Bartel, Holger Bartel, David J. Ehrlich, Donovan Neale-May, and Kelly M. Urso.
          The stockholders voted as follows:

Proposal	For	Withhold or Abstain
Election of Directors
Ralph Bartel	10,520,386	1,734,293
Holger Bartel	10,585,013	1,669,656
David J. Ehrlich	12,081,839	172,840
Donovan Neale-May	12,139,694	114,985
Kelly M. Urso	12,135,597	119,072
Item 6. Exhibits
          The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)

By:	/s/ Wayne Lee

Wayne Lee
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: August 11, 2008