Form 10-Q
period 2008-09-30
TRAVELZOO INC
filed 2008-11-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No.: 000-50171
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-4415727 (I.R.S. employer identification no.)

590 Madison Avenue, 37th Floor, New York, New York	10022 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of November 3, 2008 was 14,285,479 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,836	$22,641
Accounts receivable, less allowance for doubtful accounts of $426 and $290 as of September 30, 2008 and December 31, 2007, respectively	10,122	9,969
Deposits	223	272
Prepaid expenses and other current assets	2,574	1,982
Deferred income taxes	1,393	1,393

Total current assets	30,148	36,257

Deposits, less current portion	387	349
Restricted cash	875	—
Property and equipment, net	3,614	622
Intangible assets, net	49	58

Total assets	$35,073	$37,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,169	$4,960
Accrued expenses	4,665	4,608
Deferred revenue	686	450
Deferred rent	109	37

Total current liabilities	11,629	10,055

Long-term tax liabilities	880	1,256
Deferred rent, less current portion	844	73

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 14,285 and 14,250 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively)	143	143
Additional paid-in capital	185	—
Retained earnings	21,951	25,939
Accumulated other comprehensive loss	(559)	(180)

Total stockholders’ equity	21,720	25,902

Total liabilities and stockholders’ equity	$35,073	$37,286

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$18,807	$19,943	$61,525	$59,798
Cost of revenues	867	295	2,034	669

Gross profit	17,940	19,648	59,491	59,129

Operating expenses:
Sales and marketing	11,582	10,954	37,496	31,015
General and administrative	6,717	3,756	19,393	9,945

Total operating expenses	18,299	14,710	56,889	40,960

Income (loss) from operations	(359)	4,938	2,602	18,169
Other income and expense:
Interest income	63	312	277	1,103
Gain (loss) on foreign currency	(78)	68	67	103

Income (loss) before income taxes	(374)	5,318	2,946	19,375
Income taxes	1,415	3,164	6,934	10,312

Net income (loss)	$(1,789)	$2,154	$(3,988)	$9,063

Basic net income (loss) per share	$(0.13)	$0.15	$(0.28)	$0.60
Diluted net income (loss) per share	$(0.13)	$0.14	$(0.28)	$0.56
Shares used in computing basic net income (loss) per share	14,285	14,659	14,268	15,053
Shares used in computing diluted net income (loss) per share	14,285	15,873	14,268	16,278
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,988)	$9,063
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	409	132
Provision for (recovery of) losses on accounts receivable	244	(52)
Tax benefit from exercise of stock options	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	(573)	(2,018)
Deposits	1	(96)
Prepaid expenses and other current assets	(510)	(571)
Accounts payable	628	2,881
Accrued expenses	363	892
Deferred revenue	250	(283)
Deferred rent	846	72
Income tax payable	—	3
Long-term tax liabilities	(376)	—

Net cash provided by (used in) operating activities	(2,816)	10,023

Cash flows from investing activities:
Purchases of property and equipment	(2,951)	(335)
Restricted cash	(875)	—
Purchase of intangible assets	—	(5)

Net cash used in investing activities	(3,826)	(340)

Cash flows from financing activities:
Proceeds from exercise of stock options	75	—
Tax benefit from exercise of stock options	110	—
Repurchase of common stock	—	(19,823)

Net cash provided by (used in) financing activities	185	(19,823)

Effect of exchange rate changes on cash and cash equivalents	(348)	(22)

Net decrease in cash and cash equivalents	(6,805)	(10,162)
Cash and cash equivalents at beginning of period	22,641	33,415

Cash and cash equivalents at end of period	$15,836	$23,253

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$7,343	$10,404

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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 58.1% of the outstanding shares as of November 3, 2008.
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
     The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period, and the Company makes no representations related thereto.
     Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $268,000 and $691,000 for the three month and nine month periods ending September 30, 2007, respectively, have been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development.
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

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2008, there were 14,285,479 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,069,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $14,000 for these cash payments for the nine months ended September 30, 2008. The liability was $3,000 as of September 30, 2008. The liability is based on the actual number of valid requests received from former stockholders through September 30, 2008 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,069,000 shares had not submitted claims under the program as of September 30, 2008.

Note 2: Revenue Recognition
     All revenue consists of advertising sales. Advertising insertions are either sold by fixed-fee arrangements or sold by variable-fee arrangements.
     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable, and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.
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
Note 3: Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, the Company will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and has not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 4 for information and related disclosures regarding the fair value of our financial assets.
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
Note 4: Financial Instruments
     At September 30, 2008, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,822	$10,822	$—	$—

Total	$10,822	$10,822	$—	$—

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
     During the three month and nine month periods ended September 30, 2008, the Company capitalized internal-use software costs and Web site development costs totaling $472,000 and $1.1 million, respectively. The capitalized Web site development costs relate to a new travel search engine for the Web site. Capitalized internal-use software costs and capitalized Web site development costs are amortized using the straight-line method over the estimated useful life of the software.
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
     As described in Note 1, as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to the majority stockholder in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of September 30, 2008, and expire in January 2011.

     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the nine months ended September 30, 2008. As of September 30, 2008, 12,725 of these options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the nine months ended September 30, 2008. As of September 30, 2008, 5,000 of these options are vested and remain outstanding.
     The Company did not record any stock-based compensation in fiscal years 2006, 2007, or in the nine months ended September 30, 2008. In addition, all previously issued options vested prior to January 1, 2003.
     Option activity as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	2,211,074	$1.03
Options exercised	(35,000)	$2.14

Outstanding at September 30, 2008	2,176,074	$1.01	2.34 years	$15,036
Exercisable and fully vested at September 30, 2008	2,176,074	$1.01	2.34 years	$15,036
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based upon the fair market value of the Company’s stock. The Company’s policy is to issue shares from its authorized shares to fulfill stock option exercises.
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

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net income (loss) per share:
Net income (loss)	$(1,789)	$2,154	$(3,988)	$9,063
Weighted average common shares	14,285	14,659	14,268	15,053

Basic net income (loss) per share	$(0.13)	$0.15	$(0.28)	$0.60

Diluted net income (loss) per share:
Net income (loss)	$(1,789)	$2,154	$(3,988)	$9,063

Weighted average common shares	14,285	14,659	14,268	15,053
Effect of dilutive securities: stock options	—	1,214	—	1,225

Diluted weighted average common shares	14,285	15,873	14,268	16,278

Diluted net income (loss) per share	$(0.13)	$0.14	$(0.28)	$0.56

     Options to purchase 2,176,074 shares of common stock were outstanding as of September 30, 2008 but have been excluded from the computation of diluted net loss per share for the three months and nine months ended September 30, 2008 as their effect was anti-dilutive.
Note 8: Commitments and Contingencies
     The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between April 30, 2009 and January 31, 2014. The future minimum lease payments under these operating leases as of September 30, 2008 total $14,198,000. The future lease payments consist of $1,215,000 due in 2008, $4,313,000 due in 2009, $2,558,000 due in 2010, $1,994,000 due in 2011, $2,033,000 due in 2012 and $2,085,000 thereafter.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,069,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $14,000 for these cash payments for the nine months ended September 30, 2008. The liability was $3,000 as of September 30, 2008. The liability is based on the actual number of valid requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by

Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,069,000 shares had not submitted claims under the program.
Note 9: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the three months ended September 30, 2008, we recorded a $421,000 reduction of income tax expense related to the reversal of tax liabilities previously recorded for uncertain tax provisions. For the nine months ended September 30, 2008, our effective tax rate was 235%.
     As of September 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits was approximately $795,000 and $1.1 million, respectively, which if recognized, would reduce the Company’s effective tax rate in the future periods.
     The Company includes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had approximately $85,000 and $111,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California and Illinois tax examinations for years before 2004.
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
     The following is a summary of operating results and assets (in thousands) by business segment:

	North		Asia
Three months ended September 30, 2008:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$16,006	$2,594	$207	$—	$18,807
Intersegment revenues	13	9	—	(22)	—

Total net revenues	16,019	2,603	207	(22)	18,807

Operating income (loss)	4,222	(2,248)	(2,334)	1	(359)

	North		Asia
Three months ended September 30, 2007:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,332	$1,611	$—	$—	$19,943
Intersegment revenues	33	—	—	(33)	—

Total net revenues	18,365	1,611	—	(33)	19,943

Operating income (loss)	7,066	(1,423)	(706)	1	4,938

	North		Asia
Nine months ended September 30, 2008:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$54,025	$7,183	$317	$—	$61,525
Intersegment revenues	77	39	—	(116)	—

Total net revenues	54,102	7,222	317	(116)	61,525

Operating income (loss)	17,415	(6,502)	(8,313)	2	2,602

	North		Asia
Nine months ended September 30, 2007:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$55,406	$4,392	$—	$—	$59,798
Intersegment revenues	152	5	—	(157)	—

Total net revenues	55,558	4,397	—	(157)	59,798

Operating income (loss)	22,540	(3,266)	(1,107)	2	18,169

	North		Asia
As of September 30, 2008	America	Europe	Pacific	Elimination	Consolidated
Property and equipment, net:	$3,274	$166	$174	$—	$3,614
Total assets	57,405	4,388	3,185	(29,905)	35,073

	North		Asia
As of December 31, 2007	America	Europe	Pacific	Elimination	Consolidated
Property and equipment, net:	$383	$70	$169	$—	$622
Total assets	45,801	3,525	2,094	(14,134)	37,286

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of Revenues		Percent of Revenues		Percent of Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2008	2007	2008	2007	2008	2007
Travelport Limited	13%	15%	12%	15%	18%	14%
Expedia, Inc.	*	12%	*	11%	*	18%

*	Less than 10%
     The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.
Note 11: Comprehensive Income (Loss)
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,789)	$2,154	$(3,988)	$9,063

Other comprehensive loss:
Foreign currency translation adjustments	(189)	(17)	(379)	(31)

Total comprehensive income (loss)	$(1,978)	$2,137	$(4,367)	$9,032

     Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of cumulative foreign currency translation adjustments.
Note 12: Foreign Currency
     Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency. The Company does not use derivatives for hedging or speculative purposes.
Note 13: Related Party Transaction
     In November 2007, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s current Chief Executive Officer, a member of the Company’s Board of Directors and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees and expenses for these services during the nine months ended September 30, 2008 totaled approximately $591,000. Effective October 1, 2008, Holger Bartel was elected as Chief Executive Officer of the Company and the independent contractor agreement between the Company and Holger Bartel was terminated on September 30, 2008.

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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	4.6	1.5	3.3	1.1

Gross profit	95.4	98.5	96.7	98.9

Operating expenses:
Sales and marketing	61.6	54.9	61.0	51.9
General and administrative	35.7	18.8	31.5	16.6

Total operating expenses	97.3	73.7	92.5	68.5

Income (loss) from operations	(1.9)	24.8	4.2	30.4
Other income and expenses, net	(0.1)	1.9	0.6	2.0

Income (loss) before income taxes	(2.0)	26.7	4.8	32.4
Income taxes	7.5	15.9	11.3	17.2

Net income (loss)	(9.5%)	10.8%	(6.5%)	15.2%

     For the three months ended September 30, 2008, we reported a loss from operations of approximately $359,000. For the nine months ended September 30, 2008, we reported income from operations of approximately $2.6 million. As of September 30, 2008, we had retained earnings of approximately $22.0 million. Our loss from operations was 1.9% of revenues for the three months ended September 30, 2008 compared to income from operations of 24.8% for the same period last year. Our income from operations decreased to 4.2% of revenues for the nine months ended September 30, 2008 from 30.4% for the same period last year. The decrease in our income from operations is due primarily to an increase of our cost of revenues, our sales and marketing expenses and our general and administrative expenses (see “Cost of Revenues” and “Operating Expenses” below). For the three months ended September 30, 2008, our cost of revenues, sales and marketing expenses and general and administrative expenses as a percentage of revenue increased while our revenues decreased. For the nine months ended September 30, 2008, our cost of revenues, sales and marketing expenses and general and administrative expenses as a percentage of revenue increased at a higher rate than the rate of the increase of our revenues.
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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of September 30, 2008 and 2007 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the nine months ended September 30, 2008 and 2007. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics with the objective of monitoring the reach of our products and evaluating whether the Company is able to convert higher reach into higher revenues.

	September 30,		Year-over-Year
	2008	2007	Growth
Subscribers:
North America
Travelzoo Top 20	10,642,000	10,498,000	1%
Newsflash	8,693,000	8,376,000	4%
Europe
Travelzoo Top 20	2,064,000	1,215,000	70%
Newsflash	1,960,000	1,114,000	76%
Asia Pacific
Travelzoo Top 20	1,064,000	43,000	2,374%
Newsflash	974,000	39,000	2,397%

	Nine Months Ended September 30,		Year-over-Year
	2008	2007	Growth*
Page views of homepages of Travelzoo Web sites:
North America	22,314,000	26,777,000	(17)%
Europe	5,658,000	6,854,000	(17)%
Asia Pacific	7,710,000	277,000	2,683%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites.
     In North America, revenues for the nine months ended September 30, 2008 decreased by 3% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of September 30, 2008 increased by 1% compared to September 30, 2007 and page views of the homepages of the Travelzoo Web sites in North America for the nine months ended September 30, 2008 decreased by 17% from the same period last year. In North America, revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased while the number of subscribers to our e-mail publications increased and Web site traffic decreased.
     In Europe, revenues for the nine months ended September 30, 2008 increased by 64% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of September 30, 2008 increased by 70% compared to September 30, 2007 and page views of the homepages of the Travelzoo Web sites in Europe for the nine months ended September 30, 2008 decreased by 17% from the same period last year. In Europe, revenues increased at a lower rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter. Management believes that the lower rate of growth in revenues is caused by our start-up strategy. In Germany, France, and Spain, we focused on rapidly building a significant subscriber base.
     In Asia Pacific, we generated $317,000 in revenue for the nine months ended September 30, 2008. We did not generate any revenues in Asia Pacific in the nine months ended September 30, 2007. We began operations in Australia, China, Hong Kong, Japan, and Taiwan during 2007 and have focused on rapidly building a significant subscriber base in the countries in which we operate.
Revenues
     Our total revenues decreased to $18.8 million for the three months ended September 30, 2008 from $19.9 million for the three months ended September 30, 2007. This represents a decrease of $1.1 million or 6%. $2.3 million of the decrease in revenues came from our operations in North America and was attributed primarily to a decrease in revenues from our Travelzoo Web site, Travelzoo Top 20 newsletter, Newsflash and SuperSearch and decreased spending from certain clients, offset by the addition of new clients and an increase in revenue from Travelzoo Network. The decrease in revenues from our operations in North America was offset by a $992,000 increase in revenues from our operations in Europe, an increase of 62% year over year. We also had a $207,000 increase in revenues from our operations in Asia Pacific which did not generate any revenues in the three months ended September 30, 2007.
     Our total revenues increased to $61.5 million for the nine months ended September 30, 2008 from $59.8 million for the nine months ended September 30, 2007. This represents an increase of $1.7 million or 3%. Revenues from our operations in Europe increased by $2.8 million, or 64%, year over year. Our operations in Asia Pacific, which did not generate any revenue in the nine months ended September 30, 2007, generated $317,000 in revenues in the nine months ended September 30, 2008. The increase in revenues from our operations in Europe and Asia Pacific was offset by a $1.5 million decrease in revenues from our operations in North America and was attributed primarily to a decrease in revenues from SuperSearch and Newsflash and decreased spending from certain clients, offset by an increase in revenue from our Travelzoo Top 20 newsletter and Travelzoo Network.
     As discussed in Note 10 in the notes to the condensed consolidated financial statements, one client accounted for 10% or more of our total revenues during the three months and nine months ended September 30, 2008 and two clients each accounted for 10% or more of our total revenues during the three months and nine months ended September 30, 2007. No other clients accounted for 10% or more of our total revenues during the three months and nine months ended September 30, 2008 and 2007. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain significant in the foreseeable future because there is a high concentration in the online travel agency industry.
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

     Historically, we have increased advertising rates as of January 1 of each year. However, we did not increase our advertising rates in the U.S. on January 1, 2008 due to intense price competition in our industry. We intend to review advertising rates and consider increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates.
     Average annualized revenue per employee decreased to $363,000 for the three months ended September 30, 2008 from $623,000 for the three months ended September 30, 2007. The decrease in average revenue per employee for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to the increase in headcount related to the start-up of our business in Europe and Asia Pacific and the decrease in revenue in North America.
Cost of Revenues
     Cost of revenues consists of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliate partners of the Travelzoo Network, and salary expenses associated with network operations staff. Our cost of revenues increased to $867,000 for the three months ended September 30, 2008 from $295,000 for the three months ended September 30, 2007. Our cost of revenues increased to $2.0 million for the nine months ended September 30, 2008 from $669,000 for the nine months ended September 30, 2007. As a percentage of revenue, cost of revenues increased to 5% and 3%, respectively, for the three months and nine months ended September 30, 2008 from 1% for the three months and nine months ended September 30, 2007. The $572,000 increase in cost of revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to a $205,000 increase in payments made to affiliate partners of the Travelzoo Network and a $144,000 increase in fees we pay for co-location services. The $1.4 million increase in cost of revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a $753,000 increase in payments made to affiliate partners of the Travelzoo Network, a $204,000 increase in salary expense and a $158,000 increase in professional services expense.
Operating Expenses
Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $11.6 million for the three months ended September 30, 2008 from $11.0 million for the three months ended September 30, 2007. Sales and marketing expenses increased to $37.5 million for the nine months ended September 30, 2008 from $31.0 million for the nine months ended September 30, 2007. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo. The $628,000 increase in sales and marketing expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to an $847,000 increase in salary expense due primarily to an increase in the headcount of our sales and marketing staff, a $390,000 increase in advertising to acquire new subscribers for our e-mail products and a $346,000 increase in trade marketing and public relations expenses offset by a $908,000 decrease in advertising to acquire traffic to our Web sites. For the three months ended September 30, 2008 and 2007, advertising expenses accounted for 59% and 69%, respectively, of total sales and marketing expenses. The $6.5 million increase in sales and marketing expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a $3.1 million increase in salary expense due primarily to an increase in the headcount of our sales and marketing staff and a $2.9 million increase in advertising to acquire new subscribers for our e-mail products. For the nine months ended September 30, 2008 and 2007, advertising expenses accounted for 62% and 68% of total sales and marketing expenses, respectively.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in Australia, China, France, Hong Kong, Japan, and Taiwan. The start-up of our business in Europe and Asia Pacific is expected to result in a relatively high level of sales and marketing expense in the foreseeable future.

General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.7 million for the three months ended September 30, 2008 from $3.8 million for the three months ended September 30, 2007. General and administrative expenses increased to $19.4 million for the nine months ended September 30, 2008 from $9.9 million for the nine months ended September 30, 2007. The $3.0 million increase in general and administrative expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to a $1.4 million increase in salary and employee related expenses due primarily to an increase in headcount, a $730,000 increase in rent and office expense, and a $697,000 increase in professional services expenses. The $9.4 million increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a $5.0 million increase in salary and employee related expenses due primarily to an increase in headcount, a $2.2 million increase in rent and office expense, and a $1.7 million increase in professional services expenses.
     In the nine months ended September 30, 2008 and 2007, the Company recorded expense of $14,000 and $94,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expense is based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2005, 2006, 2007, and the first nine months of 2008, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q1 2005	$2.59	659,459	(475,938)	8,329,258
Q2 2005	$2.62	806,734	(533,109)	8,602,883
Q3 2005	$3.19	740,768	(422,868)	8,920,783
Q4 2005	$2.41	729,460	(273,389)	9,376,854
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Europe:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q3 2005	$1.65	127,857	(5,577)	140,153
Q4 2005	$2.02	174,514	(16,898)	297,769
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465
Q1 2008	$3.12	393,311	(26,199)	581,577
Q2 2008	$3.37	369,491	(38,048)	913,020
Q3 2008	$2.46	194,462	(43,588)	1,063,894
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
Segment Information
     We have presented the business segments in this report based on our organizational structure as of September 30, 2008.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net revenues	$16,019	$18,365	54,102	$55,558
Income from operations	4,222	7,066	17,415	22,540
Income from operations as a % of revenues	26.4%	38.5%	32.2%	40.6%
     In North America, revenues decreased 13% in the three months ended September 30, 2008 compared to the same period in 2007. The decrease in revenue was primarily due to decreased revenue from our Travelzoo Web site, Travelzoo Top 20 newsletter, Newsflash and SuperSearch and decreased spending from certain clients, offset by the addition of new clients and an increase in revenue from Travelzoo Network. Sales and marketing expenses as a percentage of revenue decreased to 45% or $7.3 million for the three months ended September 30, 2008 from 47% or $8.7 million for the three months ended September 30, 2007. The $1.4 million decrease in sales and marketing expense was primarily due to a $1.1 million decrease in advertising to acquire traffic to our Web sites and a $286,000 decrease in expenses for brand marketing campaigns. General and administrative expenses as a percentage of revenue increased to 24% or $3.8 million for the three months ended September 30, 2008 from 13% or $2.3 million for the three months ended September 30, 2007. The $1.4 million increase in general and administrative expense was primarily due to an $831,000 increase in salary and employee related expenses and a $603,000 increase in professional services expense. Income from operations for North America as a percentage of revenue in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased to 26.4% from 38.5%.
     In North America, revenues decreased 3% in the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in revenue was primarily due to decreased revenue from SuperSearch and Newsflash and decreased spending from certain clients, offset by the addition of new clients and an increase in revenue from our Travelzoo Top 20 newsletter and Travelzoo Network. Sales and marketing expenses as a percentage of revenue decreased to 44% or $23.5 million for the nine months ended September 30, 2008 from 46% or $25.3 million for the nine months ended September 30, 2007. The $1.7 million decrease in sales and marketing expense was primarily due to a $1.3 million decrease in advertising to acquire traffic to our Web sites and a $1.1 million decrease in advertising to acquire new subscribers for our e-mail products offset by a $641,000 increase in salary expense. General and administrative expenses as a percentage of revenue increased to 21% or $11.4 million for the nine months ended September 30, 2008 from 13% or $7.1 million for the nine months ended September 30, 2007. The $4.3 million increase in general and administrative expense was primarily due to a $2.7 million increase in salary and employee related expenses, a $984,000 increase in rent and office expense, and a $960,000 increase in professional services expense. Income from operations for North America as a percentage of revenue in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased to 32.2% from 40.6%.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net revenues	$2,603	$1,611	$7,222	$4,397
Loss from operations	(2,248)	(1,423)	(6,502)	(3,266)
Loss from operations as a % of revenues	86.4%	88.3%	90.0%	74.3%
     In Europe, revenues increased $992,000 or 62% in the three months ended September 30, 2008 compared to the same period in 2007. The increase in revenue was driven by the addition of new clients, increases in our advertising rates, increased spending from existing clients, and new product offerings and revenue streams. Sales and marketing expenses increased to $3.0 million for the three months ended September 30, 2008 from $2.1 million for the three months ended September 30, 2007. The $953,000 increase in sales and marketing expense was due primarily to a $402,000 increase in salary expense, a $233,000 increase in advertising to acquire traffic to our Web sites, and a $165,000 increase in advertising to acquire new subscribers for our e-mail products. General and administrative expenses increased by $770,000 to $1.7 million for the three months ended September 30, 2008 compared to the prior year period due primarily to a $185,000 increase in bad debt expense, a $164,000 increase in intercompany charges, a $146,000 increase in salary expense, and a $109,000 increase in rent and office expense. Our loss from operations in Europe was $2.2 million for the three months ended September 30, 2008 compared to a loss of $1.4 million for the three months ended September 30, 2007.
     In Europe, revenues increased $2.8 million or 64% in the nine months ended September 30, 2008 compared to the same period in 2007. The increase in revenue was driven by the addition of new clients, increases in our advertising rates, increased spending from existing clients, and new product offerings and revenue streams. Sales and marketing expenses increased to $9.1 million for the nine months ended September 30, 2008 from $5.5 million for the nine months ended September 30, 2007. This $3.6 million increase was due primarily to a $1.3 million increase in salary expense, a $1.2 million increase in advertising to acquire new subscribers for our e-mail products, and an $830,000 increase in advertising to acquire traffic to our Web sites. General and administrative expenses increased by $2.3 million to $4.4 million for the nine months ended September 30, 2008 compared to the prior year period due primarily to a $767,000 increase in salary expenses, a $389,000 increase in professional services expense which includes recruiting expenses, and a $375,000 increase in rent and office expense. Our loss from operations in Europe was $6.5 million for the nine months ended September 30, 2008 compared to a loss of $3.3 million for the nine months ended September 30, 2007.
Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net revenues	$207	$—	$317	$—
Loss from operations	(2,334)	(706)	(8,313)	(1,107)
     In Asia Pacific, revenues in the three months ended September 30, 2008 were $207,000. We began operations in Asia Pacific in the second quarter of 2007 and we did not generate any revenues in the three months ended September 30, 2007. Sales and marketing expense increased to $1.3 million for the three months ended September 30, 2008 from $193,000 for the three months ended September 30, 2007. The $1.1 million increase was primarily due to a $433,000 increase in salary expense and a $388,000 increase in advertising to acquire new subscribers for our e-mail products. General and administrative expenses increased to $1.2 million for the three months ended September 30, 2008 from $513,000 for the three months ended September 30, 2007. The $724,000 increase was primarily due to a $335,000 increase in salary and employee related expenses and a $272,000 increase in rent and office expense. Our loss from operations in Asia Pacific was $2.3 million for the three months ended September 30, 2008 compared to a loss of $706,000 for the three months ended September 30, 2007.
     In Asia Pacific, revenues in the nine months ended September 30, 2008 were $317,000. We did not generate any revenues in the nine months ended September 30, 2007. Sales and marketing expense increased to $4.8 million for the nine months ended September 30, 2008 from $225,000 for the nine months ended September 30, 2007. The increase of $4.6 million was primarily due to a $2.9 million increase in advertising to acquire new subscribers for our e-mail products and a $1.2 million increase in salary expense. General and administrative expenses increased to $3.7 million for the nine months ended September 30, 2008 from $882,000 for the nine months ended September 30, 2007. The $2.8 million increase was primarily due to a $1.4 million increase in salary and employee related expenses, an $889,000 increase in rent and office expense, and a $355,000 increase in professional services and recruiting expenses. Our loss from operations in Asia Pacific was $8.3 million for the nine months ended September 30, 2008 compared to a loss of $1.1 million for the nine months ended September 30, 2007.
Income Taxes
     We recorded income tax provisions of $1.4 million and $3.2 million for the three months ended September 30, 2008 and September 30, 2007, respectively. We recorded income tax provisions of $6.9 million and $10.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. For the three months ended September 30, 2008, we recorded a $421,000 reduction of income tax expense related to the reversal of tax liabilities previously recorded for uncertain tax positions. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended September 30, 2008, our effective tax rate was (378%). For the nine months ended September 30, 2008, our effective tax rate was 235%. Losses of approximately $4.7 million and $14.7 million for the three months and nine months ended September 30, 2008, respectively, from our Europe and Asia Pacific business segments were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses related to payments to former stockholders, from losses or gains incurred by our operations in Canada, Europe and Asia Pacific, and corresponding U.S. tax credits, if any.
Liquidity and Capital Resources
     As of September 30, 2008, we had $15.8 million in cash and cash equivalents. Cash and cash equivalents decreased from $22.6 million as of December 31, 2007 primarily as a result of cash used in operating activities and investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash provided by (used in) operating activities	$(2,816)	$10,023
Net cash used in investing activities	(3,826)	(340)
Net cash provided by (used in) financing activities	185	(19,823)
Effect of exchange rate changes on cash and cash equivalents	(348)	(22)

Net decrease in cash and cash equivalents	$(6,805)	$(10,162)

     Cash provided by or used in operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities in the nine months ended September 30, 2008 increased by $12.8 million compared to the nine months ended September 30, 2007. The increase in cash used in operating activities was due primarily to increases in cash used in our operations in Asia Pacific and Europe.
     Net cash used in investing activities was $3.8 million in the nine months ended September 30, 2008. Net cash used in investing activities was $340,000 during the nine months ended September 30, 2007. Purchases of property and equipment in the nine months ended September 30, 2008 increased by $2.6 million compared to the nine months ended September 30, 2007 due primarily to capitalized internal-use software costs, leasehold improvements and office furniture purchased for new offices, and computers and equipment purchased for a second data center. During the nine months ended September 30, 2008, we used $875,000 for the purchase of restricted cash which serves as the collateral for a standby letter of credit for the security deposit of our corporate headquarters.
     Net cash provided by financing activities was $185,000 for the nine months ended September 30, 2008. Net cash used in financing activities was $19.8 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash provided by financing activities was due to the exercise of stock options. For the nine months ended September 30, 2007, net cash used in financing activities was due to the repurchase of common stock.

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
     Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events and opportunities or a less favorable than expected development of our business in Asia Pacific and Europe may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements.
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
     If the development of our business in Asia Pacific and Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in these markets with the objective of reducing cash outflow. In the nine months ended September 30, 2008, cash used in operating activities in Asia Pacific and Europe was $8.1 million and $6.0 million, respectively.
     The following summarizes our principal contractual commitments as of September 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$1,215	$4,313	$2,558	$1,994	$2,033	$2,085	$14,198
Purchase obligations	427	—	—	—	—	—	427

Total commitments	$1,642	$4,313	$2,558	$1,994	$2,033	$2,085	$14,625

     The table above excludes net unrecognized tax benefits of approximately $795,000 as of September 30, 2008, because the Company is unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and have not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 4 for information and related disclosures regarding the fair value of our financial assets.
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
     In the nine months ended September 30, 2008, we generated a net loss. Although we generated net income in 2007 and in prior years, there is no assurance that we will be profitable in the future. It is likely that we will not sustain profitability in 2008. We expect our operations in Asia Pacific and Europe to incur significant losses in the foreseeable future. During the nine months ended September 30, 2008, our revenues in North America have decreased while our operating expenses in North America have increased. We expect that this will have a material negative impact on our operating margins and net income. Furthermore, we forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     In the nine months ended September 30, 2008, one client accounted for 12% of our revenues. The agreements with this client are in the form of multiple insertion orders from entities under the common control of this client, in either the Company’s standard form or in the client’s form. The loss of this client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     In the nine months ended September 30, 2008 our cash and cash equivalents decreased by $6.8 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
     If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business.

     If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.
Our business may be sensitive to recessions.
     The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the demand for online advertising from travel companies. The last recession decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Recessions may have a material adverse affect on our business and financial condition.
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
     Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 or the current global financial crisis have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
We will not be able to attract travel companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
     To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel companies and Internet users find attractive. This could reduce the number of travel companies and Internet users using our products and materially adversely affect our business.
We may lose business if we fail to keep pace with rapidly changing technologies and clients’ needs.
     Our success is dependent on our ability to develop new and enhanced software, services, and related products to meet rapidly evolving technological requirements for online advertising. Our current technology may not meet the future technical requirements of travel companies. Trends that could have a critical impact on our success include:
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
     Our future success depends on our ability to attract, train, motivate, and retain highly skilled employees. We may be unable to retain our skilled employees, or attract, assimilate, and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to hire and retain skilled personnel, our growth may be restricted, which could adversely affect our future success.
We may not be able to effectively manage our expanding operations.
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2008, we had 207 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Our operations may be adversely affected by changes in our senior management.
     Effective October 1, 2008, Holger Bartel was elected as Chief Executive Officer of the Company, replacing Ralph Bartel, who has served as Chairman of the Board of Directors, President and Chief Executive Officer since the founding of the Company. Ralph Bartel continues as Chairman of the Board. Holger Bartel is the brother of Ralph Bartel. He served as Executive Vice President of the Company from 2001 to 2007, and has served as a director of the Company since 2005, and has extensive familiarity with the business and operations of the Company. However, there can be no assurances that these changes in the senior management of the Company will not have an adverse effect on the business of the Company, on a temporary basis or otherwise.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
     We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN, and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing, and other resources and larger client bases. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We also compete with travel meta-search engines and online travel deal publishers. We also compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines, and other traditional media companies that operate Web sites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share, or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
Loss of any of our key management personnel could negatively impact our business.
     Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Holger Bartel, our Chief Executive Officer. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.
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
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of November 3, 2008, approximately 58.1% of our outstanding shares with options to increase his percentage ownership to 63.5% on a fully-diluted basis. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
Risks Related to Legal Uncertainty
We may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect our business.
     To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet, or slow the growth of the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:
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
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $14,000 for these cash payments for the nine months ended September 30, 2008. The liability was $3,000 as of September 30, 2008. The liability is based on the actual number of valid requests received from former stockholders through September 30, 2008 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,069,000 shares had not submitted claims under the program as of September 30, 2008.
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

     We have registered the Travelzoo trademark in the U.S., Australia, Canada, China, Hong Kong, Japan, South Korea, Taiwan, and the U.K. If we are unable to protect our rights in the mark in North America, Europe, and Asia Pacific, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
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
Item 4. Controls and Procedures
     As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	Employment Agreement, effective as of October 1, 2008, by and between Travelzoo Inc. and Holger Bartel (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No. 000-50171), filed September 23, 2008).

10.2	Amendment No. 1 to Employment Agreement, effective September 23, 2008, by and between Travelzoo Inc. and Max Rayner (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No 000-50171), filed September 29, 2008).

10.3	Amendment No. 1 to Employment Agreement, effective September 23, 2008, by and between Travelzoo Inc. and Wayne Lee (Incorporated by reference to Exhibit 99.2 on Form 8-K (File No 000-50171), filed September 29, 2008).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ Wayne Lee

Wayne Lee
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: November 10, 2008