Form 10-K
period 2008-12-31
TRAVELZOO INC
filed 2009-03-16
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $54,518,441.

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2009 was 16,443,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

TRAVELZOO INC.

Forward-Looking Statements

The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo Inc. and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this Report in Part I Item 1A and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this Report reflect the beliefs of our management on the date of this Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

PART I

Item 1.	Business

Overview

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We publish travel and entertainment offers from hundreds of travel and entertainment companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel and entertainment companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel and entertainment companies.

Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. In 2008, we began development of Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency Web sites. In January 2009, we purchased the domain name fly.com for $1.8 million. Fly.com launched in beta in February 2009.

More than 1,000 companies purchase our advertising services, including American Airlines, Avis Rent A Car, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels & Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Vanguard Rent-A-Car.

Our revenues are generated from advertising sales. Our revenues have grown every year since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $81.4 million for the year ended December 31, 2008.

We have three operating segments based on geographic regions: North America, Europe and Asia Pacific. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan and Taiwan. For the year ended December 31, 2008, European operations were 12% of revenues and Asia Pacific operations were 1% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 “Segment Reporting and Significant Customer Information,” to the accompanying consolidated financial statements.

Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of February 28, 2009.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of February 28, 2009, there were 16,443,828 shares of common stock outstanding.

In October 2004, the Company announced a program under which it would make cash payments to persons who establish that they were stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. See Note 3 to the accompanying consolidated financial statements.

Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”

Our Industry

According to the TNS Media Intelligence, travel companies spent $1.2 billion in 2007 on advertising in newspapers (source: TNS Media Intelligence, 2009). We believe that newspapers are currently the main medium for travel companies to advertise their offers.

We believe that several factors are causing and will continue to cause travel companies to increase their spending on Internet advertising of offers:

•	The Internet Is Consumers’ Preferred Information Source. Market research shows that the Internet has become consumers’ preferred information source for travel (source: Forrester’s North American Technographics Travel Online Survey, Q1 2008).

•	Benefits of Internet Advertising vs. Print Advertising. Internet advertising provides travel companies advantages compared to print advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “— Benefits to Travel Companies” below.

•	New Advertising Opportunities. The Internet allows travel companies to advertise their sales and specials in a fast, flexible, and cost-effective manner that has not been possible before.

•	Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers’ Web sites versus selling through travel agents. Internet advertising attracts consumers to suppliers’ Web sites.

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

Our Products and Services

We provide airlines, hotels, cruise lines, vacation packagers, and other travel suppliers with a fast, flexible, and cost-effective way to advertise their sales and specials to millions of Internet users. Our publications include the Travelzoo Web sites, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency Web sites. While our products provide advertising opportunities for travel companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel companies.

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

Publication
Product	Content	Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo	Web sites	24/7	5.1 million	Broad reach,	24/7 access to
Web sites	in the U.S., Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, and the U.K. listing thousands of outstanding sales and specials from more than 1,000 travel and entertainment companies		unique visitors per month	sustained exposure, targeted placements by destination and travel segment	deals, ability to search and browse by destination or keyword

Travelzoo	Popular e-mail	Weekly	14.1 million	Mass “push”	Weekly access to
Top 20	newsletter listing 20 of the week’s most outstanding deals from selected travel and entertainment companies		subscribers	advertising vehicle to quickly stimulate incremental travel	20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted	Within 2	12.0 million	Regional targeting,	Breaking news
	e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offers	hours of an offer being identified	subscribers	100% share of voice for advertiser, flexible publication schedule	offers delivered just-in- time

SuperSearch	Travel search	On-demand	4.8 million	Drives qualified	Saves time and
	tool using a proprietary algorithm to recommend sites and enable one-click searching		monthly searches	traffic directly to advertiser site on a pay-per-click basis	money by recommending the sites most likely to have great rates for a specific itinerary

Travelzoo	A network of	24/7	Over 140	Drives qualified	Contextually
Network	third-party Web sites that list outstanding deals published by Travelzoo		third-party Web sites	users with substantial distribution beyond the Travelzoo audience	relevant travel deals that have been handpicked and professionally reviewed

Fly.com	Travel search	On-demand	Public beta	Provides advertisers	Free access to
	engine that enables users to find and compare the best flight options from multiple sources		launched in February 2009	a low cost distribution channel and retention of the user engagement on the advertiser’s Web site	real-time price comparisons from airlines and online travel agencies

*	For Travelzoo Web sites, reach information is based on internal Travelzoo calculations using comScore Media Metrix and Alexa data. For Top 20, Newsflash, SuperSearch, and Travelzoo Network reach/usage information is based on internal Travelzoo statistics as of December 31, 2008.

In 2008, 87% of our total revenues were generated from our North America operations, 12% of our total revenues were generated from our European operations, and 1% of our total revenues were generated from our Asia Pacific operations. See Note 8 to the accompanying consolidated financial statements.

Benefits to Travel Companies

Key features of our solution for travel companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel companies to advertise special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel companies fast access to over 14 million travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, and the U.K.

Benefits to Consumers

Our Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), our Travelzoo Top 20 newsletter, Newsflash, our SuperSearch search tool, the Travelzoo Network, and our Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo Web sites and our Travelzoo Top 20 e-mail newsletter aggregate information on current offers from more than 1,000 travel and entertainment companies. This saves the consumer time when searching for travel sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel companies to update their listings on a real-time basis.

•	Reliable Information. We operate a Test Booking Center to check the availability of travel deals included in the Travelzoo Top 20 before publishing.

•	Search Tools. We provide consumers with the ability to search for specific offers.

Growth Strategy

Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brand within the travel industry.

•	Increase Reach. In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base. We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertising Clients. We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing” below.

•	Excellent Service. We believe that it is important to provide our advertising clients with excellent service.

•	Replicate Business Model in Foreign Markets. We believe that there is an opportunity to replicate our business model in selected foreign markets. We believe that there will be an additional market opportunity for us. In addition, we believe that we would strengthen our strategic position if we offered global advertising solutions to existing and new clients.

Clients

As of December 31, 2008, our client base included more than 1,000 travel companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines	Interstate Hotels & Resort
Apple Vacations	JetBlue Airways
Avis Rent A Car	Kimpton Hotels
British Airways	Liberty Travel
Budget Rent A Car	Lufthansa
CheapTickets	Marriott Hotels
Delta Air Lines	Orbitz Worldwide
Expedia	Royal Caribbean
Fairmont Hotels and Resorts	Spirit Airlines
Funjet Vacations	Starwood Hotels & Resorts Worldwide
Harrah’s Entertainment	Travelocity
Hawaiian Airlines	United Airlines
Hilton Hotels	Vanguard Rent-A-Car
InterContinental Hotels Group	Virgin Atlantic

As discussed in Note 8 to the accompanying consolidated financial statements, one client accounted for 10% or more of our total revenues during the years ended December 31, 2008, and two clients each accounted for 10% or more of our total revenues during the years ended December 31, 2007 and 2006. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2008, 2007, or 2006. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.

Sales and Marketing

As of December 31, 2008, our advertising sales force and sales support staff consisted of 48 employees worldwide. We intend to grow our advertising client base by expanding the size of our sales force.

We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we utilize an online marketing program to acquire new subscribers for our e-mail publications. In 2008, we began testing outdoor brand advertising campaigns in Las Vegas and New York. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands within the travel industry.

Technology

We have designed our technology to serve a large volume of Web traffic and send a large volume of e-mails in an efficient and scalable manner.

We co-locate our production servers with SAVVIS, Inc. (“SAVVIS”) and Equinix, Inc. (“Equinix”), both global providers of hosting, network, and application services. SAVVIS’s and Equinix’s facilities include features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with SAVVIS and Equinix will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our Web sites, our users are not required to download or upload large files from or to our Web sites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

Our software is written using widely used standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft. We have generally standardized our hardware platform on HP servers and Cisco switches.

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

Government Regulation and Legal Uncertainties

There are increasing numbers of laws and regulations pertaining to the Internet, including laws and regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing.

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

Anti-Spam Legislation.  In December 2003, the CAN-SPAM Act of 2003, a federal anti-spam law, was enacted in the U.S. This law pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this new law will, on an overall basis, benefit our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so.

Domain Names.  Domain names are the user’s Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We have registered travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de, travelzoo.fr, travelzoo.org, travelzoo.net, weekend.com, and weekends.com, among other domain names, and have registered “Travelzoo” as a trademark in the United States, Canada, the EU, and in various countries in Asia Pacific. In January 2009, we purchased the domain name fly.com. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” ”.edu” and other extensions.

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

Employees

As of December 31, 2008, we had 214 employees worldwide. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.

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

In the year ended December 31, 2008, we generated a net loss of $4.1 million. Although we had been profitable prior to 2008, there is no assurance that we will profitable again in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Asia Pacific and Europe to incur significant losses in the next two to three years. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock.

Fluctuations in our operating results may negatively impact our stock price.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our results include:

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

In the fiscal year ended December 31, 2008, Orbitz Worldwide accounted for 13% of our revenues. The agreements with Orbitz Worldwide are in the form of multiple insertion orders, in either the Company’s standard form or in the client’s form. The loss of this client may result in a significant decrease in our revenues, which could have a material adverse effect on our business.

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

For the year ended December 31, 2008 our cash and cash equivalents decreased by $8.5 million to $14.2 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the demand for online advertising from travel companies. The last recession decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Recessions could have a material adverse effect on our business and financial condition.

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

In May 2005, we began operations in the U.K. In 2006 we began operations in Canada, Germany and Spain. In 2007, we began operations in Australia, China, France, Hong Kong, Japan, and Taiwan. We expect our operations in Asia Pacific and Europe will incur significant losses in the next two to three years primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. These losses may not have any recognizable tax benefit. We expect this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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

We may lose business if we fail to keep pace with rapidly changing technologies and client needs.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2008, we had 214 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Our operations may be adversely affected by changes in our senior management.

Effective October 1, 2008, Holger Bartel was appointed as Chief Executive Officer of the Company, replacing Ralph Bartel, who had served as Chairman of the Board of Directors, President and Chief Executive Officer since the founding of the Company. Ralph Bartel continues as Chairman of the Board. Holger Bartel is the brother of Ralph Bartel. He served as Executive Vice President of the Company from 2001 to 2007, and has served as a director of the Company since 2005, and has extensive familiarity with the business and operations of the Company. However, there can be no assurances that these changes in the senior management of the Company will not have an adverse effect on the business of the Company, temporarily or otherwise.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2008, the sales price of our common stock on the NASDAQ Global Select Market ranged from $4.11 to $17.20. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of February 28, 2009, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. If such escheat claims are asserted, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,068,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $16,000 for these cash payments for the year ended December 31, 2008. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of December 31, 2008.

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

We are headquartered in New York, New York, where we occupy approximately 10,600 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois, Las Vegas, Nevada, Los Angeles, California, Miami, Florida, Mountain View, California, San Francisco, California, and Toronto, Canada.

We also have leased offices for our Europe operations in various cities and locations in France, Germany, Spain, and the U.K., and we have leased offices for our Asia Pacific operations in various cities and locations in Australia, China, Hong Kong, Japan, and Taiwan.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	High	Low

2008:
Fourth Quarter	$8.39	$4.11
Third Quarter	$9.54	$6.42
Second Quarter	$13.26	$8.57
First Quarter	$17.20	$9.61
2007:
Fourth Quarter	$24.85	$13.44
Third Quarter	$29.38	$16.60
Second Quarter	$40.68	$24.73
First Quarter	$39.20	$28.67

On February 28, 2009, the last reported sales price of our common stock on the NASDAQ Global Select Market was $5.56 per share.

As of February 28, 2009, there were approximately 124,000 stockholders of record.

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2008.

Repurchases of Equity Securities

There were no shares of the Company’s outstanding common stock repurchased during the year ended December 31, 2008.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor’s 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Travelzoo Inc.	$100.00	$1,096.90	$252.87	$344.25	$157.24	$63.91
NASDAQ Market Index	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
S&P 500 Publishing	$100.00	$97.12	$84.74	$97.72	$78.38	$31.50

Item 6.	Selected Consolidated Financial Data

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenues	$81,404	$78,911	$69,525	$50,772	$33,679
Income from operations	3,111	20,624	29,753	14,870	11,033
Net income (loss)	(4,116)	9,109	16,803	7,963	6,037
Net income (loss) per share — basic	$(0.29)	$0.61	$1.08	$0.49	$0.36
Net income (loss) per share — diluted	$(0.29)	$0.57	$1.01	$0.45	$0.33
Shares used in per share calculation — basic	14,273	14,847	15,503	16,249	16,879
Shares used in per share calculation — diluted	14,273	16,074	16,712	17,731	18,475

Consolidated Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents	$14,179	$22,641	$33,415	$24,469	$26,435
Short term investments	—	—	—	19,887	10,032
Working capital	17,407	26,202	36,472	48,136	40,027
Total assets	35,322	37,286	43,700	55,452	43,257
Stockholders’ equity	20,763	25,902	36,817	48,533	40,263

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Travelzoo Inc. is a global Internet media company. We publish travel and entertainment offers from hundreds of travel and entertainment companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel and entertainment companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel and entertainment companies.

Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. In 2008, we began development of Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency Web sites. More than 1,000 travel and entertainment companies purchase our advertising services.

Our revenues are advertising revenues, consisting of listing fees paid primarily by travel companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, a pay-per-click travel search tool, and through the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

We have three operating segments based on geographic regions: North America, Europe, and Asia Pacific. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, and Taiwan. For the year ended December 31, 2008, our operations in Europe accounted for 12% of revenues and our operations in Asia Pacific accounted for 1% of revenues.

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

Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the actual number of valid claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 3 to the consolidated financial statements for further details about our liabilities to former stockholders.

Results of Operations

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%
Cost of revenues	3.7	1.2	0.8

Gross profit	96.3	98.8	99.2

Operating expenses:
Sales and marketing	60.4	52.5	42.2
General and administrative	32.1	20.2	14.2

Total operating expenses	92.5	72.7	56.4

Income from operations	3.8	26.1	42.8
Other income and expenses, net	1.0	1.9	1.8

Income before income taxes	4.8	28.0	44.6
Income taxes	9.9	16.5	20.4

Net income (loss)	(5.1)%	11.5%	24.2%

For the year ended December 31, 2008, we reported income from operations of approximately $3.1 million. As of December 31, 2008, we had retained earnings of approximately $21.8 million. Our operating margin decreased to 3.8% for the year ended December 31, 2008 from 26.1% in 2007. The main reason for the decrease in operating margin is that our sales and marketing expenses and general and administrative expenses as a percentage of revenue increased at a higher rate than our revenue for the year ended December 31, 2008 compared to the prior year (see “Operating Expenses” below).

We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenue. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

Reach

The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of December 31, 2008 and 2007 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the years ended December 31, 2008 and 2007. Management considers page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	Year Ended December 31,		Year-Over-Year
	2008	2007	Growth(1)

Subscribers:
North America
Travelzoo Top 20	10,769,000	10,487,000	3%
Newsflash	8,888,000	8,404,000	6%
Europe
Travelzoo Top 20 ,	2,176,000	1,346,000	62%
Newsflash	2,075,000	1,249,000	66%
Asia Pacific
Travelzoo Top 20	1,108,000	214,000	418%
Newsflash	1,019,000	180,000	466%
Page views of homepages of Travelzoo Web sites:
North America	28,600,000	33,663,000	(15)%
Europe	7,237,000	8,593,000	(16)%
Asia Pacific	9,087,000	879,000	934%

(1)	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.

In North America, revenues for the year ended December 31, 2008 decreased by 3% from the previous year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of December 31, 2008 increased by 3% compared to December 31, 2007 and page views of the homepages of the Travelzoo North America Web sites in North America for the year ended December, 31, 2008 decreased by 15% from the previous year. In North America, revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007 decreased while the number of subscribers to our e-mail publications increased and Web site traffic decreased.

In Europe, revenues for the year ended December 31, 2008 increased by 64% from the previous year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of December 31, 2008 increased by 62% compared to December 31, 2007 and page views of the homepages of the Travelzoo Web sites in Europe for the year ended December 31, 2008 decreased by 16% from the previous year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter.

In Asia Pacific, we generated $587,000 in revenue for the year ended December 31, 2008 compared to $8,000 of revenue for the year ended December 31, 2007. We began operations in Australia, China, Hong Kong, Japan, and Taiwan in 2007 and have focused on rapidly building a significant subscriber base in those countries.

Revenues

Our total revenues increased to $81.4 million for the year ended December 31, 2008 from $78.9 million for the year ended December 31, 2007. This represents an increase of $2.5 million or 3%. $3.7 million of the increase in revenues came from our operations in Europe, an increase of 64% year over year. We also had a $579,000 increase in revenues from our operations in Asia Pacific which generated $8,000 in revenues for the year ended December 31, 2007. The increases in revenues from our operations in Europe and Asia Pacific was offset by a $1.8 million decrease in revenues from our operations in North America. The decrease in revenues from our operations in North America was attributed primarily to a decrease in revenues from our publications which included the Travelzoo Web site, Travelzoo Top 20 newsletter and Newsflash, a decrease in revenues from SuperSearch, and decreased spending from certain clients, offset by the addition of new clients and an increase in revenue from Travelzoo Network.

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

As discussed in Note 8 to the accompanying consolidated financial statements, Orbitz Worldwide accounted for 13% of our total revenues in the year ended December 31, 2008. In the year ended December 31, 2007, Orbitz Worldwide and Expedia, Inc. accounted for 15% and 11% of our total revenues, respectively. In the year ended December 31, 2006, Orbitz Worldwide and Expedia, Inc. accounted for 16% and 14% of our total revenues, respectively. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2008, 2007, or 2006. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain at the current level in the foreseeable future because there is a high concentration in the online travel agency industry.

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

Historically, we have increased advertising rates at least once a year, typically as of January 1 of each year. However, we did not increase our advertising rates in the U.S. on January 1, 2008 and 2009. We intend to review advertising rates and consider increases once a year as of January 1. However, there is no assurance that there will be increases of advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates.

In North America, revenues for the year ended December 31, 2008 decreased compared to the year ended December 31, 2007. We do not know if this is a trend that will continue in the future.

Average revenue per employee decreased to $380,000 for the year ended December 31, 2008 from $503,000 for the year ended December 31, 2007 and from $848,000 for the year ended December 31, 2006.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to third-party partners of the Travelzoo Network and salary expenses associated with network operations staff. Our cost of revenues increased to $3.0 million for the year ended December 31, 2008 from $957,000 for the year ended December 31, 2007 and from $575,000 for the year ended December 31, 2006. As a percentage of revenue, cost of revenues was 3.7%, up from 1.2% for the year ended December 31, 2007, and up from 0.8% for the year ended December 31, 2006. The $2.0 million increase in cost of revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a $990,000 increase in payments made to affiliate partners of the Travelzoo Network and a $302,000 increase in salary expense. The $382,000 increase in cost of revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to a $262,000 increase in payments made to third-party partners of the Travelzoo Network which was launched in 2007.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing, and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses for the year ended December 31, 2008 increased to $49.1 million from $41.4 million for the year ended December 31, 2007 and from $29.4 million for the year ended December 31, 2006. The $7.7 million increase in sales and marketing expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a $4.5 million increase in salary expense and a $2.5 million increase in advertising to acquire new subscribers for our e-mail products. The $12.1 million increase in sales and marketing expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a $4.2 million increase in advertising to acquire new subscribers for our e-mail products, a $3.5 million increase in salary expense and a $2.3 million increase in advertising to acquire traffic to our Web sites.

The goal of our advertising campaigns was to acquire new subscribers for our e-mail products, promote SuperSearch and increase brand awareness for Travelzoo. For the years ended December 31, 2008, 2007, and 2006, advertising expenses accounted for 60%, 67%, and 70% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising.

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

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $26.2 million for the year ended December 31, 2008 from $15.9 million for the year ended December 31, 2007 and from $9.8 million for the year ended December 31, 2006. The $10.3 million increase in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a $5.4 million increase in salary and employee related expenses, a $2.8 million increase in rent and office expense and a $1.4 million increase in professional services expense. The $6.1 million increase in general and administrative expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a $3.0 million increase in salary and employee related expenses, a $1.4 million increase in professional services expense and a $1.1 million increase in rent and office expense.

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

The Company recorded expenses of $16,000, $87,000 and $160,000 in the years ended December 31, 2008, 2007 and 2006, respectively, related to a program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid requests received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.

Subscriber Acquisition

The table set forth below provides for each quarter in 2006, 2007, and 2008, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.

The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743

Europe:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675

Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a New		Removed From
Period	Subscriber	New Subscribers	List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465
Q1 2008	$3.12	393,311	(26,199)	581,577
Q2 2008	$3.37	369,491	(38,048)	913,020
Q3 2008	$2.46	194,462	(43,588)	1,063,894
Q4 2008	$2.66	84,937	(40,522)	1,108,309

In North America, we have noted a general trend of increasing average cost per acquisition of a new subscriber (“CPA”) over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in CPA in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. The decline in CPA in North America in Q4 2008 reflects the effect of new advertising campaigns which were tested during the quarter. We do not consider the decline in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decline further.

In Europe, we see a large fluctuation in the CPA. The average cost fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA.

We began operations in Asia Pacific in April 2007 and started signing up new subscribers in Australia, China, Hong Kong, Japan and Taiwan.

Increasing CPA is likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our CPA over the long term. The effect on operations is that greater absolute and relative marketing expenditure is necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.

Segment Information

We have presented the business segments based on our organizational structure as of December 31, 2008.

North America

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenues	$71,339	$73,232	$66,509
Income from operations	21,118	28,959	31,337
Income from operations as % of revenues	30%	40%	47%

In North America, revenues decreased 3% in the year ended December 31, 2008 compared to the prior year. The decrease in revenue was primarily due to decreased revenue from our publications which included the Travelzoo Web site, Travelzoo Top 20 newsletter, and Newsflash, decreased revenue from SuperSearch and decreased spending from certain clients, offset by the addition of new clients and increased revenue from Travelzoo Network.

In North America, revenues increased 10% in the year ended December 31, 2007 compared to the same period in 2006. The North America revenue growth was driven by the increase of advertising rates, addition of new clients, increased spending from existing clients, and new product offerings and revenue streams including the Travelzoo Network.

Income from operations for North America as a percentage of revenue in the year ended December 31, 2008 decreased by 10 percentage points compared to the prior year. This was primarily due to an 8 percentage point increase in general and administrative expenses as a percentage of revenue in the year ended December 31, 2008 compared to the prior year. General and administrative expenses for North America increased to $15.7 million for the year ended December 31, 2008 compared to $10.5 million in the prior year. This $5.2 million increase was primarily due to a $3.3 million increase in salary and employee related expenses, a $1.3 million increase in rent and office expense, and a $1.0 million increase in professional services expenses. Sales and marketing expenses decreased to $31.9 million for the year ended December 31, 2008 from $32.9 million for the year ended December 31, 2007. This $1.0 million decrease was primarily due to a $1.2 million decrease in brand marketing and a $1.1 million decrease in advertising to acquire traffic to our Web sites offset by a $1.2 million increase in salary expenses.

Income from operations for North America as a percentage of revenue in the year ended December 31, 2007 decreased by 7 percentage points compared to the same period in 2006. This was primarily due to a 5 percentage point increase in sales and marketing expenses as a percentage of revenue in the year ended December 31, 2007 compared to the same period in 2006. Sales and marketing expenses for North America increased to $32.9 million in the year ended December 31, 2007 compared to $26.4 million in the prior year. This $6.5 million increase was primarily due to a $2.6 million increase in salary and employee related expenses, a $1.3 million increase in advertising to acquire traffic to our Web sites, a $1.1 million increase in advertising to acquire new subscribers for our e-mail products and an $899,000 increase in advertising for brand awareness campaigns. There was also a 2 percentage point increase in general and administrative expenses as a percentage of revenue in the year ended December 31, 2007 compared to the prior year. General and administrative expenses for North America increased to $10.5 million in the year ended December 31, 2007 compared to $8.2 million in the prior year. This $2.3 million increase was primarily due to an $825,000 increase in professional services expenses, an $818,000 increase in salary and employee related expenses, a $399,000 increase in rent and office expenses, and a $373,000 increase in expenses for corporate functions.

Europe

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenues	$9,623	$5,856	$3,232
Loss from operations	(7,809)	(5,172)	(1,586)
Loss from operations as % of revenues	81%	88%	49%

In Europe, revenues increased 64% in the year ended December 31, 2008 compared to the prior year and increased 81% in the year ended December 31, 2007 compared to the same period in 2006. The increases in revenue were driven by the addition of new clients, increases in our advertising rates, increased spending from existing clients, and new product offerings and revenue streams. We began operations in the U.K. in May 2005. In 2006 we began operations in Germany and Spain and in 2007 we began operations in France.

Our loss from operations in Europe was $7.8 million in the year ended December 31, 2008 compared to $5.2 million in the year ended December 31, 2007. The $3.8 million increase in revenues was offset by a $3.7 million increase in sales and marketing expenses and a $2.4 million increase in general and administrative expenses. The $3.7 million increase in sales and marketing expenses was due primarily to a $1.9 million increase in salary expense, a $769,000 increase in advertising to acquire traffic to our Web sites, and a $714,000 increase in advertising to acquire new subscribers for our e-mail products. The $2.4 million increase in general and administrative expenses was due primarily to an $873,000 increase in salary and employee related expenses, a $444,000 increase in rent and office expenses, a $375,000 increase in intercompany charges, and a $302,000 increase in professional services expense.

Our loss from operations in Europe was $5.2 million in the year ended December 31, 2007 compared to $1.6 million in the year ended December 31, 2006. The $2.6 million increase in revenues was offset by a $4.7 million increase in sales and marketing expenses and a $1.6 million increase in general and administrative expenses. The $4.7 million increase in sales and marketing expenses was due primarily to a $2.5 million increase in advertising to acquire new subscribers for our e-mail products, a $1.0 million increase in advertising to acquire traffic to our Web sites, and a $1.0 million increase in salary and employee related expenses. The $1.6 million increase in general and administrative expenses was due primarily to a $956,000 increase in salary expense and a $377,000 increase in rent and office expenses.

Asia Pacific

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenues	$587	$8	$—
Loss from operations	(10,201)	(3,166)	—

In Asia Pacific, revenues for the year ended December 31, 2008 were $587,000 compared to $8,000 for the year ended December 31, 2007. We began operations in Asia Pacific in the second quarter of 2007. Sales and marketing expense increased to $5.8 million for the year ended December 31, 2008 from $914,000 for the year ended December 31, 2007. The $4.9 million increase was due primarily to a $2.6 million increase in advertising to acquire new subscribers for our e-mail products and a $1.5 million increase in salary expense. General and administrative expenses increased to $4.8 million for the year ended December 31, 2008 from $2.2 million for the year ended December 31, 2007. The $2.6 million increase was due primarily to a $1.3 million increase in salary and employee related expenses and a $1.1 million increase in rent and office expense. Our loss from operations in Asia Pacific was $10.2 million for the year ended December 31, 2008 compared to a loss of $3.2 million for the year ended December 31, 2007.

Interest Income

For the year ended December 31, 2008, interest income consisted primarily of interest earned on cash, cash equivalents and restricted cash. For the years ended December 31, 2007 and 2006, interest income consisted primarily of interest earned on cash and cash equivalents. Our interest income decreased to $298,000 for the year ended December 31, 2008 from $1.3 million for the year ended December 31, 2007 due primarily to lower interest rates and less cash and cash equivalents. Our interest income increased to $1.3 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006 due primarily to higher interest rates.

Income Taxes

For the year ended December 31, 2008, we recorded an income tax provision of $8.0 million. For the years ended December 31, 2007 and 2006, we recorded income tax provisions of $13.0 million and $14.2 million, respectively. Our effective tax rates for 2008, 2007 and 2006 were 205%, 59% and 46%, respectively. For the year ended December 31, 2008, we recorded a $421,000 reduction of income tax expense related to the reversal of tax liabilities previously recorded for uncertain tax positions. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Our effective tax rate increased in 2008 compared to 2007 and increased in 2007 compared to 2006 due primarily to the increase in losses from our Europe and Asia Pacific business segments for which were treated as having no recognizable tax benefit.

We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada, Europe and Asia Pacific, and corresponding U.S. tax credits, if any.

During the year ended December 31, 2008, the Company realized tax benefits of $110,000 upon the exercise of stock options by Ralph Bartel. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

In January 2009, the Internal Revenue Service issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The Company is currently evaluating the Notice of Proposed Adjustment to determine if it agrees, but if agreed, the Notice of Proposed Adjustment would result in an additional payment of approximately $548,000, plus interest, by the end of 2009. The Company believes it has adequately provided for this matter in the balance of our long-term tax liabilities and it is not expected to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

As of December 31, 2008 we had $14.2 million in cash and cash equivalents. Cash and cash equivalents decreased from $22.6 million on December 31, 2007 primarily as a result of cash used in operating activities and investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in) operating activities	$(3,325)	$9,894	$17,308
Net cash provided by (used in) investing activities	(4,742)	(663)	20,184
Net cash provided by (used in) financing activities	185	(19,822)	(28,579)
Effect of exchange rate changes on cash and cash equivalents	(580)	(183)	33

Net increase (decrease) in cash and cash equivalents	$(8,462)	$(10,774)	$8,946

Cash provided by or used in operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities during the year ended December 31, 2008 increased by $13.2 million compared to the year ended December 31, 2007. The increase in cash used in operating activities was due primarily to increases in cash used in our operations in Asia Pacific and Europe and a decrease in cash provided by our operations in North America. Net cash provided by operating activities during the year ended December 31, 2007 decreased by $7.4 million compared to the year ended December 31, 2006. The decrease in cash provided by operating activities was due primarily to an increase in cash used by our operations in Europe and an increase in cash used for our operations in Asia Pacific which we started up in 2007. There was also a decrease in cash provided by our operations in North America.

Net cash used in investing activities was $4.7 million during the year ended December 31, 2008. Net cash used in investing activities was $663,000 during the year ended December 31, 2007. Purchases of property and equipment during the year ended December 31, 2008 increased by $3.2 million compared to the year ended December 31, 2007 due primarily to capitalized internal-use software and Web site development costs, leasehold improvements and office furniture purchased for new offices in North America, and computers and equipment purchased for a new data center. During the year ended December 31, 2008, we used $875,000 to purchase a certificate of deposit which is restricted because it serves as the collateral for a standby letter of credit for the security deposit of our corporate headquarters. Net cash provided by investing activities was $20.2 million during the year ended December 31, 2006. Purchases of property and equipment during the year ended December 31, 2007 increased by $508,000 compared to the year ended December 31, 2006 due primarily to office equipment and office furniture purchased for our new offices in Europe and Asia Pacific. In 2006, we sold short-term investments of $35 million and purchased short-term investments of $14.7 million.

Net cash provided by financing activities was $185,000 for the year ended December 31, 2008. Net cash used in financing activities was $19.8 million and $28.6 million for the years ended December 31, 2007 and 2006, respectively. The net cash provided by financing activities in the year ended December 31, 2008 was due to the exercise of stock options. The net cash used in the year ended December 31, 2007 was due to the repurchase of 1 million shares of common stock totaling $19.8 million. The net cash used in the year ended December 31, 2006 was due to the repurchase of 1 million shares of common stock totaling $28.6 million.

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period, we have incurred expenses of $2.7 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing and general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events or a less favorable than expected development of our business in Asia Pacific and Europe may require us to sell additional equity or debt securities or establish credit facilities to raise capital in order to meet our capital requirements.

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

If the development of our business in Asia Pacific and Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in these markets with the objective of reducing cash outflow. In February 2009, our Board of Directors began reviewing strategic alternatives for our business in Asia Pacific. In the year ended December 31, 2008, cash used in operating activities in Asia Pacific and Europe was $10.1 million and $6.9 million, respectively.

The following summarizes our principal contractual commitments as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Operating lease obligations	$4,327	$2,579	$1,994	$2,033	$1,924	$161	$13,018
Purchase obligations	499	194	—	—	—	—	693

Total commitments	$4,826	$2,773	$1,994	$2,033	$1,924	$161	$13,711

The table above excludes net unrecognized tax benefits of approximately $788,000 as of December 31, 2008, because the Company is unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 5 “Income Taxes,” to the accompanying consolidated financial statements.

Growth Strategy

Our growth strategy has two main elements:

•	Replicate our business model in selected foreign markets in Asia Pacific and Europe; and

•	Expand the scope of our business model.

In 2007, we began development of the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.

In 2009, we are continuing to develop shows and events listings.

In February 2009, we launched Fly.com, a new travel search engine.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, the Company will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and has not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 2 for information and related disclosures regarding the fair value of our financial assets.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009 for intangible assets acquired thereafter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.

Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian Dollars, Chinese Yuan, Hong Kong Dollars, Japanese Yen, and Taiwan Dollars. Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.

Item 8.	Financial Statements and Supplementary Data

TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Travelzoo Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Mountain View, California
March 16, 2009

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$14,179	$22,641
Accounts receivable, less allowance for doubtful accounts of $358 and $290 at 2008 and 2007, respectively	11,582	9,969
Deposits	226	272
Prepaid expenses and other current assets	2,726	1,982
Deferred tax assets	1,089	1,393

Total current assets	29,802	36,257
Deposits, less current portion	341	349
Restricted cash	875	—
Property and equipment, net	4,259	622
Intangible assets, net	45	58

Total assets	$35,322	$37,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,605	$4,960
Accrued expenses	4,962	4,608
Deferred revenue	703	450
Deferred rent	125	37

Total current liabilities	12,395	10,055

Deferred tax liabilities	465	—
Long-term tax liabilities	900	1,256
Deferred rent, less current portion	799	73
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value per share (40,000 shares authorized; 14,285 and 14,250 shares issued and outstanding at 2008 and 2007, respectively)	143	143
Additional paid-in capital	185	—
Retained earnings	21,823	25,939
Accumulated other comprehensive loss	(1,388)	(180)

Total stockholders’ equity	20,763	25,902

Total liabilities and stockholders’ equity	$35,322	$37,286

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$81,404	$78,911	$69,525
Cost of revenues	2,996	957	575

Gross profit	78,408	77,954	68,950

Operating expenses:
Sales and marketing	49,135	41,440	29,378
General and administrative	26,162	15,890	9,819

Total operating expenses	75,297	57,330	39,197

Income from operations	3,111	20,624	29,753
Interest income	298	1,309	1,249
Gain on foreign currency	500	178	3

Income before income tax expense	3,909	22,111	31,005
Income tax expense	8,025	13,002	14,202

Net income (loss)	$(4,116)	$9,109	$16,803

Net income (loss) per share:
Basic net income (loss) per share	$(0.29)	$0.61	$1.08

Diluted net income (loss) per share	$(0.29)	$0.57	$1.01

Shares used in computing basic net income (loss) per share	14,273	14,847	15,503

Shares used in computing diluted net income (loss) per share	14,273	16,074	16,712

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)

Balances, December 31, 2005	16,250	163	—	30,645	17,763	(38)	48,533
Repurchase of common stock	(1,000)	—	(28,579)	—	—	—	(28,579)
Retirement of common stock	—	(10)	28,579	(28,569)	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	60	60
Net income	—	—	—	—	16,803	—	16,803

Total comprehensive income	—	—	—	—	—	—	16,863

Balances, December 31, 2006	15,250	153	—	2,076	34,566	22	36,817
Repurchase of common stock	(1,000)	—	(19,822)	—	—	—	(19,822)
Retirement of common stock	—	(10)	19,822	(2,076)	(17,736)	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(202)	(202)
Net income	—	—	—	—	9,109	—	9,109

Total comprehensive income	—	—	—	—	—	—	8,907

Balances, December 31, 2007	14,250	143	—	—	25,939	(180)	25,902
Proceeds from exercises of stock options	35	—	—	75	—	—	75
Tax benefit of non-qualified stock options exercise	—	—	—	110	—	—	110
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(1,208)	(1,208)
Net loss	—	—	—	—	(4,116)	—	(4,116)

Total comprehensive loss	—	—	—	—	—	—	(5,324)

Balances, December 31, 2008	14,285	$143	$—	$185	$21,823	$(1,388)	$20,763

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(4,116)	$9,109	$16,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	667	193	131
Deferred income taxes	769	584	(929)
Provision for losses on accounts receivable	316	(48)	304
Tax benefit of stock option exercises	(110)	—	—
Accrued income for short-term investments	—	—	(449)
Net foreign currency effects	(500)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,443)	(2,614)	1,511
Deposits	25	(300)	(95)
Prepaid expenses and other current assets	(650)	(1,465)	136
Accounts payable	1,054	2,110	440
Accrued expenses	877	2,404	(1,278)
Deferred revenue	314	(302)	449
Deferred rent	828	109	—
Income tax payable	—	3	285
Other non-current liabilities	(356)	111	—

Net cash provided by (used in) operating activities	(3,325)	9,894	17,308

Cash flows from investing activities:
Purchases of property and equipment	(3,867)	(627)	(119)
Purchase of short-term investments	—	—	(14,663)
Sale of short-term investments	—	—	35,000
Purchase of restricted cash	(875)	—	—
Purchases of intangible assets	—	(36)	(34)

Net cash provided by (used in) investing activities	(4,742)	(663)	20,184

Cash flows from financing activities:
Proceeds from stock option exercises	75	—	—
Tax benefit from exercise of stock options	110	—	—
Repurchase of common stock	—	(19,822)	(28,579)

Net cash provided by (used in) financing activities	185	(19,822)	(28,579)

Effect of exchange rate changes on cash and cash equivalents	(580)	(183)	33

Net increase (decrease) in cash and cash equivalents	(8,462)	(10,774)	8,946
Cash and cash equivalents at beginning of year	22,641	33,415	24,469

Cash and cash equivalents at end of year	$14,179	$22,641	$33,415

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$8,193	$13,334	$14,845

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. In 2008, the Company began development of Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency Web sites.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 60.6% of the outstanding shares as of December 31, 2008.

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

Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $1.1 million and $463,000 for the years ended December 31, 2007 and 2006, respectively, have been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2008, there were 14,285,479 shares of common stock outstanding.

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,068,000 shares of common stock for no additional payment.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements includes a charge in general and administrative expenses of $16,000 for the year ended December 31, 2008. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.

(b)	Revenue Recognition

All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, and from the Travelzoo Network. Revenues generated from the Company’s operations in Europe and Asia Pacific were approximately $9.6 million and $587,000, respectively, for the year ended December 31, 2008.

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues from advertising sold to clients through agencies are reported at the net amount billed to the agency.

(c)	Net Income (Loss) Per Share

Net income (loss) per share has been calculated in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Basic net income (loss) per share:
Net income (loss)	$(4,116)	$9,109	$16,803

Weighted average common shares	14,273	14,847	15,503

Basic net income (loss) per share	$(0.29)	$0.61	$1.08

Diluted net income (loss) per share:
Net income (loss)	$(4,116)	$9,109	$16,803

Weighted average common shares	14,273	14,847	15,503
Effect of dilutive securities — stock options	—	1,227	1,209

Weighted average common and potential common shares	14,273	16,074	16,712

Diluted net income (loss) per share	$(0.29)	$0.57	$1.01

Options to purchase 2,176,074 shares of common stock were outstanding as of December 31, 2008 but have been excluded from the computation of diluted net loss per share for the year ended December 31, 2008 as their effect was anti-dilutive.

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

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The Company also includes in fixed assets the capitalized cost of internal-use software and Web site development, including software used to upgrade and enhance its Web site and processes supporting the Company’s business in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Computer hardware and software	$1,794	$439
Office equipment and office furniture	1,864	913
Capitalized internal-use software and Web site development	1,265	—
Leasehold improvements	701	69

	5,624	1,421
Less accumulated depreciation	1,365	799

Total	$4,259	$622

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 5 years for computer hardware and software, capitalized internal-use software and Web site development costs, and office equipment and office furniture. The Company depreciates leasehold improvements over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Depreciation expense was $655,000, $181,000, and $111,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $1.3 million and $-0-. For the years ended December 31, 2008, 2007 and 2006, we recorded amortization of capitalized internal-use software and Web site development costs of $6,000, $-0- and $-0-.

(f)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2008	2007

Acquired amortized intangible assets:
Internet domain names	$418	$418
Less accumulated amortization	373	360

Total	$45	$58

Intangible assets have a useful life of 5 years. Amortization expense was $13,000, $12,000 and $20,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In January 2009, the Company purchased an internet domain name for $1.8 million.

Future amortization expense related to intangible assets at December 31, 2008 is as follows (in thousands):

Year Ended December 31,

2009	$13
2010	13
2011	13
2012	6

$45

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase.

(h)	Advertising Costs

Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $29.3 million, $28.0 million and $20.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. In the years ended December 31, 2008 and 2007, respectively, approximately $2.4 million and $410,000 of advertising services was purchased from the Company’s clients under non-barter agreements and recorded in sales and marketing expense. In the year ended December 31, 2006 there was no advertising services that were purchased from the Company’s clients under any arrangements.

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

(j)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

The following are components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$(4,116)	$9,109	$16,803
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,208)	(202)	60

Total comprehensive income (loss)	$(5,324)	$8,907	$16,863

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of cumulative foreign currency translation adjustments.

(k)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Impairment of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment loss was recognized during the year ended December 31, 2008.

(l)	Stock-Based Compensation

The Company applies SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), to the accounting for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options.

The Company did not provide any stock-based compensation in fiscal years 2008, 2007, or 2006. In addition, all previously issued options vested prior to January 1, 2003. See Note 6 for a further discussion on stock-based compensation.

(m)	Foreign Currency

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

Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations.

(n)	Certain Risks and Uncertainties

The Company’s revenues are substantially dependent on the demand for online advertising from travel companies. A continuing global economic slowdown may have an adverse effect on our business in 2009, as was the case in the last recession when travel companies reduced or postponed their online marketing spending. In addition, in the year ended December 31, 2008, one of the Company’s customers accounted for 13% of revenues. The loss of this significant customer could also have an adverse effect on our future operating results.

During the year ended December 31, 2008, our cash and cash equivalents decreased by $8.5 million to $14.2 million. We intend to fund anticipated growth from our cash on hand. However, in light of current financial market conditions, if our cash on hand is not sufficient to meet our future needs, we may not be able to obtain the necessary financing.

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. One of the Company’s customers accounted for 16% of gross accounts receivable at December 31, 2008 and two of the Company’s customers accounted for 18% and 14% of gross receivables at December 31, 2007.

The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $358,000 and $290,000 at December 31, 2007 and 2008, respectively.

(o)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP No. 157-2, the Company will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009 and has not yet determined the impact of this standard on our condensed consolidated financial statements. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 2 for information and related disclosures regarding the fair value of our financial assets.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009 for intangible assets acquired thereafter.

(2)	Financial Instruments

At December 31, 2008, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$10,468	$10,468	$—	$—

Total	$10,468	$10,468	$—	$—

(3)	Commitments and Contingencies

The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, the U.K., and the U.S. under operating lease agreements which expire between March 31, 2009 and January 31, 2014. Rent expense was $4.6 million, $2.6 million and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. The future minimum rental payments under these operating leases as of December 31, 2008 were as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Minimum rental payments	$4,327	$2,579	$1,994	$2,033	$1,924	$161	$13,018

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,068,000 shares of common stock for no additional payment.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $16,000 for the year ended December 31, 2008. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Other Balance Sheet Items

The details of changes to the allowance for doubtful accounts are as follows (in thousands):

Balance at December 31, 2006	726
Additions — charged to costs and expenses, net	(48)
Deductions — write-offs	(388)

Balance at December 31, 2007	290
Additions — charged to costs and expenses, net	323
Deductions — write-offs	(255)

Balance at December 31, 2008	$358

The details of prepaid expenses and other current assets as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007

Income tax receivable	$1,709	$999
Prepaid expenses	715	978
Other current assets	302	5

Total prepaid expenses and other current assets	$2,726	$1,982

The details of accrued expenses as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007

Accrued compensation expense	$2,235	$1,159
Accrued advertising expense	1,598	2,011
Accrued professional services expense	484	541
Accrued payments to third-party partners of the Travelzoo Network	308	109
Other accrued expenses	337	788

Total accrued expenses	$4,962	$4,608

(5)	Income Taxes

The components of income (loss) before income tax expense for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

U.S.	$21,762	$30,891	$33,196
Foreign	(17,853)	(8,780)	(2,191)

	$3,909	$22,111	$31,005

Income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the last table of this footnote.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Current	Deferred	Total
	(In thousands)

2008:
Federal	$6,102	$796	$6,898
State	1,154	(27)	1,127

	$7,256	$769	$8,025

2007:
Federal	$9,395	$483	$9,878
State	3,023	101	3,124

	$12,418	$584	$13,002

2006:
Federal	$11,372	$(866)	$10,506
State	3,759	(63)	3,696

	$15,131	$(929)	$14,202

During 2008, an income tax benefit of $110,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense for the years ended December 31, 2008, 2007 and 2006 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2008	2007	2006

Federal tax at statutory rates	$1,368	$7,739	$10,852
State taxes, net of federal income tax benefit	733	2,028	2,402
Foreign losses not benefited	6,166	3,073	767
Non-deductible expenses and other	(242)	162	181

Total income tax expense	$8,025	$13,002	$14,202

Losses incurred in the foreign subsidiaries were treated as having no recognizable tax benefit.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007

Deferred tax assets:
Foreign net operating loss carryforwards	$7,793	$3,154
State income taxes	401	1,031
Accruals and allowances	346	331
Deferred rent	342	4
Intangible assets	—	89

Total deferred tax assets	8,882	4,609
Valuation allowance	(7,793)	(3,154)

Total deferred tax assets net of valuation allowance	$1,089	$1,455

Deferred tax liabilities:
Property, equipment and intangible assets	$(465)	$(62)

Total deferred tax liabilities	(465)	(62)

Net deferred tax assets	$624	$1,393

The Company has a valuation allowance of approximately $7.8 million as of December 31, 2008 related to foreign net operating loss carryforwards of approximately $29.9 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the foreign net operating loss carryforwards begin to expire in 2014. The amount of the valuation allowance represented an increase of approximately $4.6 million over the amount recorded as of December 31, 2007 and was due to the increase in foreign operating losses.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. There was no effect to the financial statements upon implementation of FIN 48. The Company had a liability of $1.1 million for income taxes associated with uncertain tax positions at January 1, 2007. Consistent with the provisions of FIN 48, the Company reclassified approximately $1.1 million of income tax liabilities from income taxes payable to other non-current liabilities in the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date. Interest and penalties related to income tax liabilities are included in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. The balance of accrued interest recorded in the Consolidated Balance Sheets at January 1, 2007 was approximately $57,000. This amount was also reclassified from income taxes payable to other non-current liabilities upon adoption of FIN 48. At December 31, 2008, the Company had approximately $788,000 in total unrecognized tax benefits and approximately $111,000 in accrued interest. The Company has not accrued any penalties related to uncertain tax positions as the Company believes that it is more likely than not that there will

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be any assessment of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$1,107
Increase related to prior year tax positions	38
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$1,145
Increase related to prior year tax positions	6
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(363)

Unrecognized tax benefits balance at December 31, 2008	$788

At December 31, 2008, the total unrecognized tax benefits of approximately $788,000, if recognized, would favorably affect the Company’s effective income tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2004 and is no longer subject to California tax examinations for years before 2003. The Company is currently under examination by the California Franchise Tax Board of California for the 2004 and 2005 tax years and is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The Company is currently evaluating the Notice of Proposed Adjustment to determine if it agrees, but if agreed, the Notice of Proposed Adjustment would result in an additional payment of approximately $548,000, plus interest, by the end of 2009. The Company believes it has adequately provided for this matter and it is not expected to have a material impact on the Company’s results of operations.

(6)	Stockholders’ Equity

As of December 31, 2008, the authorized capital stock of Travelzoo Inc. was comprised of 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2008, there were 14,285,479 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.

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

(7)	Stock-based Compensation and Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be reclassified as financing cash flows. For fiscal 2008, the Company recorded $110,000 of excess tax benefit. For fiscal 2007 and 2006, no excess tax benefit was recorded.

As described in Note 1(a), as part of the consideration exchanged for the outstanding shares of Silicon Channels Corporation, the Company also issued to Ralph Bartel, the majority stockholder, in January 2001 fully vested and exercisable options to acquire 2,158,349 shares of common stock. The options have an exercise price of $1.00 per share, are outstanding as of December 31, 2008, and expire in January 2011. On January 6, 2009, the remaining 2,158,349 of the options that were issued to Mr. Bartel were exercised.

In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options, 17,275 options and 30,000 options were exercised during the years ended December 31, 2004, 2005 and 2008, respectively. As of December 31, 2008, 12,725 options are vested and remain outstanding.

In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options and 5,000 of these options were exercised during the year ended December 31, 2004 and 2008, respectively. As of December 31, 2008, 5,000 options are vested and remain outstanding.

The Company did not provide any stock-based compensation in fiscal years 2006, 2007, or 2008. In addition, all previously issued options vested prior to January 1, 2003.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity as of December 31, 2008 and changes during the fiscal year ended December 31, 2008 were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2007	2,211,074	$1.03	3.11 years	$27,974
Exercised	35,000	$2.14

Outstanding at December 31, 2008	2,176,074	$1.01	2.09 years	$9,900
Exercisable and fully vested at December 31, 2008	2,176,074	$1.01	2.09 years	$9,900

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

The total intrinsic value of options exercised in the year ended December 31, 2008 was $267,000.

Outstanding options at December 31, 2008 were as follows:

		Weighted-
	Shares	Average	Weighted-
	Outstanding and	Remaining	Average
Exercise Price	Exercisable	Contractual Life	Exercise Price

$1.00	2,158,349	2.08 years	$1.00
$2.00	12,725	2.83 years	2.00
$3.00	5,000	3.25 years	3.00

	2,176,074	2.09 years	$1.01

(8)  Segment Reporting and Significant Customer Information

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

The following is a summary of operating results and assets (in thousands) by business segment:

	North
Year Ended December 31, 2008:	America	Europe	Asia Pacific	Elimination	Consolidated

Revenues from unaffiliated customers	$71,245	$9,572	$587	$—	$81,404
Intersegment revenues	94	51	—	(145)	—

Total net revenues	71,339	9,623	587	(145)	81,404

Operating income (loss)	21,118	(7,809)	(10,201)	3	3,111

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North
Year Ended December 31, 2007:	America	Europe	Asia Pacific	Elimination	Consolidated

Revenues from unaffiliated customers	$73,061	$5,842	$8	$—	$78,911
Intersegment revenues	171	14	—	(185)	—

Total net revenues	73,232	5,856	8	(185)	78,911

Operating income (loss)	28,959	(5,172)	(3,166)	3	20,624

	North
Year Ended December 31, 2006:	America	Europe	Asia Pacific	Elimination	Consolidated

Revenues from unaffiliated customers	$66,303	$3,222	$—	$—	$69,525
Intersegment revenues	206	10	—	(216)	—

Total net revenues	66,509	3,232	—	(216)	69,525

Operating income (loss)	31,337	(1,586)	—	2	29,753

	North
As of December 31, 2008	America	Europe	Asia Pacific	Elimination	Consolidated

Property and equipment, net:	$3,890	$210	$159	$—	$4,259
Total assets	62,094	3,934	2,213	(32,919)	35,322

	North
As of December 31, 2007	America	Europe	Asia Pacific	Elimination	Consolidated

Property and equipment, net:	$383	$70	$169	$—	$622
Total assets	45,801	3,525	2,094	(14,134)	37,286

Revenue for each segment is recognized from the locations within a designated geographic region in accordance with SAB 104. Property and equipment are attributed to the geographic region in which the assets are located.

Significant customer information is as follows:

				Percent of
	Percent of Revenues			Account Receivable
	Year Ended December 31,			December 31,	December 31,
Customer	2008	2007	2006	2008	2007

Orbitz Worldwide	13%	15%	16%	16%	14%
Expedia, Inc.	*	11%	14%	*	18%

*	Less than 10%

The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

(9)	Employee Benefit Plan

The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for our international employees. The Company’s contributions to these benefit plans were approximately

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$654,000, $279,000 and $140,000 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

(10)	Related Party Transaction

In November 2007, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s current Chief Executive Officer, a member of the Company’s Board of Directors and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees and expenses for these services during the year ended December 31, 2008 totaled approximately $591,000. Effective October 1, 2008, Holger Bartel was appointed as Chief Executive Officer of the Company and the independent contractor agreement between the Company and Holger Bartel was terminated on September 30, 2008.

The Travelzoo Foundation (the “Foundation”), a private charitable trust, was formed in the fourth quarter of 2006. The trustees of the Foundation currently consist of three members, one of whom is Ralph Bartel, the Company’s Chairman. As of December 31, 2007, the Company held approximately $468,000 of the Foundation’s cash, which is reflected in cash and cash equivalents, and the Company recorded a liability to repay this amount in accrued expenses in the Consolidated Balance Sheets. This amount was paid to the Foundation in February 2008. Certain employees of the Company provide administrative support to the Foundation at no cost to the Foundation. Such support to date has been insignificant.

(11)	Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2008 and 2007.

	Quarters Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenues	$19,880	$18,807	$21,769	$20,948	$19,113	$19,943	$20,115	$19,740
Cost of revenues	963	867	637	529	288	295	225	149

Gross profit	18,917	17,940	21,132	20,419	18,825	19,648	19,890	19,591
Operating expenses:
Sales and marketing	11,639	11,582	12,520	13,394	10,425	10,953	10,745	9,317
General and administrative	6,769	6,717	6,930	5,746	5,945	3,756	3,392	2,797

Total operating expenses	18,408	18,299	19,450	19,140	16,370	14,709	14,137	12,114
Income (loss) from operations	509	(359)	1,682	1,279	2,455	4,939	5,753	7,477
Interest income	22	63	77	136	205	312	428	364
Gain (loss) on foreign currency	432	(78)	(6)	152	76	67	36	(1)

Income (loss) before income tax expense	963	(374)	1,753	1,567	2,736	5,318	6,217	7,840
Income tax expense	1,091	1,415	2,946	2,573	2,690	3,164	3,371	3,777

Net income (loss)	$(128)	$(1,789)	$(1,193)	$(1,006)	$46	$2,154	$2,846	$4,063

Basic net income (loss) per share	$(.01)	$(.13)	$(.08)	$(.07)	$.00	$.15	$.19	$.27

Diluted net income (loss) per share	$(.01)	$(.13)	$(.08)	$(.07)	$.00	$.14	$.17	$.25

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings as of December 31, 2008.

During the quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/  HOLGER BARTEL
Holger Bartel
Chief Executive Officer

/s/  WAYNE LEE
Wayne Lee
Chief Financial Officer

March 16, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2008 and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 1, 2009.

Name	Age	Position

Holger Bartel, Ph.D.	42	Chief Executive Officer
Shirley Tafoya	45	President, North America and Senior Vice President of Sales
Wayne Lee	37	Chief Financial Officer
Christopher Loughlin	35	Executive Vice President, Europe
Max Rayner	48	Chief Information Officer
Jason Yap	39	Executive Vice President, Asia Pacific

Holger Bartel, Ph.D., has served as Chief Executive Officer since October 2008 after serving as Executive Vice President from 2001 to 2007 and Vice President of Sales and Marketing from 1999 to 2001. From 1995 to 1998, Mr. Bartel was an Engagement Manager at McKinsey & Company in Los Angeles. From 1992 to 1994, Mr. Bartel was a research fellow at Harvard Business School. Mr. Bartel holds an MBA in Finance and Accounting and a Ph.D. in Economics from the University of St. Gallen, Switzerland. He is the brother of Ralph Bartel.

Shirley Tafoya has served as Senior Vice President of Sales since 2001 and was appointed as President, North America in July 2008. From 1999 to 2001, Ms. Tafoya was the Director of Western Sales at Walt Disney Internet Group. From 1998 to 1999, Ms. Tafoya was a Sales Manager at IDG/International Data Group. Ms. Tafoya holds a bachelor’s degree in Business Administration from Notre Dame de Namur University.

Wayne Lee, CPA, has served as Chief Financial Officer since September 2006 after serving as Director of Finance and Vice President of Finance since 2005. From 2003 to 2005, Mr. Lee was Business Group Controller and North American Sales Controller of Novellus Systems, Inc. From 1998 to 2003, he was Assistant Controller of Allegis Corporation. Mr. Lee is a Certified Public Accountant who received his B.S. in Business Administration from the Walter A. Haas School of Business at the University of California, Berkeley.

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

Jason Yap has served as Executive Vice President, Asia Pacific since March 2009 after serving as Executive Vice President, Japan, Australia and Singapore for Travelzoo since May 2007. From 2001 to 2007, Mr. Yap held several executive positions at STAR Group Limited, a Newscorp company, most recently as Vice President, Digital Content & Marketing.

Item 11.	Executive Compensation

Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Date: March 16, 2009

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

Signature	Title(s)	Date

/s/ RALPH BARTEL Ralph Bartel	Chairman of the Board	March 16, 2009

/s/ HOLGER BARTEL Holger Bartel	Chief Executive Officer	March 16, 2009

/s/ WAYNE LEE Wayne Lee	Chief Financial Officer	March 16, 2009

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 16, 2009

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 16, 2009

/s/ KELLY M. URSO Kelly M. Urso	Director	March 16, 2009

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2		—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10	.1*	—	Employment Agreement, dated as of April 1, 2000, between Silicon Channels Corporation and Ralph Bartel (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 6, 2001)
10	.2*	—	Stock Option Agreement dated January 22, 2001, between Ralph Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 6, 2001)
10.3		—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)
10	.4*	—	Christopher Loughlin Service Agreement, dated as of May 16, 2005, between Travelzoo UK Ltd and Christopher Loughlin (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed August 15, 2005)
10	.5*	—	Christopher Loughlin Amended Service Agreement, effective as of July 1, 2006, between Travelzoo (Europe) Limited and Christopher Loughlin (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed August 9, 2006)
10	.6*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)
10	.7*	—	Employment Agreement, dated May 8, 2001 by and between Shirley Tafoya and Travelzoo Inc., as amended, and 2007 Addendum to Employment Agreement by and between Travelzoo Inc. and Shirley Tafoya (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed April 11, 2007)
10	.8*	—	Employment Agreement, dated as of December 9, 2005, between Wayne Lee and Travelzoo Inc. (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2007)
10	.9*	—	Amendment to Service Agreement between Travelzoo (Europe) Limited and Christopher Loughlin dated as of August 13, 2007 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 15, 2007)
10	.10*	—	Employment Agreement, effective as of November 5, 2007, by and between Travelzoo Inc. and Max Rayner (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 24, 2007)
10.11		—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo Inc. and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)
10	.12*	—	Employment Agreement, effective as of October 1, 2008, by and between Travelzoo Inc. and Holger Bartel (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No. 000-50171), filed September 23, 2008)
10	.13*	—	Amendment No. 1 to Employment Agreement, effective as September 23, 2008, by and between Travelzoo Inc. and Max Rayner (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No. 000-50171), filed September 29, 2008)
10	.14*	—	Amendment No. 1 to Employment Agreement, effective as September 23, 2008, by and between Travelzoo Inc. and Wayne Lee (Incorporated by reference to Exhibit 99.2 on Form 8-K (File No. 000-50171), filed September 29, 2008)
10	.15*	—	Service Agreement between Travelzoo Inc. and Thian Seng (Jason) Yap dated February 20, 2007 (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No. 000-50171), filed March 5, 2009)
21	.1‡	—	Subsidiaries of Travelzoo Inc.

Exhibit
Number			Description

23	.1‡	—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (included on signature page)
31	.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or a compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.