Form 10-Q
period 2009-03-31
TRAVELZOO INC
filed 2009-05-11
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (212) 484-4900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of May 1, 2009 was 16,443,828 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,644	$14,179
Accounts receivable, less allowance for doubtful accounts of $621 and $358 as of March 31, 2009 and December 31, 2008, respectively	12,240	11,582
Deposits	173	226
Prepaid expenses and other current assets	1,232	2,726
Deferred income taxes	1,089	1,089

Total current assets	30,378	29,802

Deposits, less current portion	312	341
Restricted cash	875	875
Property and equipment, net	4,490	4,259
Intangible assets, net	1,714	45

Total assets	$37,769	$35,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,161	$6,605
Accrued expenses	4,875	4,962
Deferred revenue	622	703
Deferred rent	128	125
Income tax payable	519	—

Total current liabilities	12,305	12,395

Deferred tax liabilities — long term	465	465
Long-term tax liabilities	909	900
Deferred rent, less current portion	734	799

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 16,444 and 14,285 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)	164	143
Additional paid-in capital	2,322	185
Retained earnings	22,161	21,823
Accumulated other comprehensive loss	(1,291)	(1,388)

Total stockholders’ equity	23,356	20,763

Total liabilities and stockholders’ equity	$37,769	$35,322

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$23,368	$20,948
Cost of revenues	1,263	529

Gross profit	22,105	20,419

Operating expenses:
Sales and marketing	12,337	13,394
General and administrative	6,947	5,746

Total operating expenses	19,284	19,140

Income from operations	2,821	1,279
Other income and expense:
Interest income	20	136
Gain (loss) on foreign currency	(203)	152

Income before income taxes	2,638	1,567
Income taxes	2,300	2,573

Net income (loss)	$338	$(1,006)

Basic net income (loss) per share	$0.02	$(0.07)
Diluted net income (loss) per share	$0.02	$(0.07)
Shares used in computing basic net income (loss) per share	16,300	14,250
Shares used in computing diluted net income (loss) per share	16,306	14,250
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$338	$(1,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	442	103
Provision for losses on accounts receivable	278	22
Net foreign currency effects	203	—
Changes in operating assets and liabilities:
Accounts receivable	(1,005)	(895)
Deposits	73	147
Prepaid expenses and other current assets	1,468	620
Accounts payable	(112)	2,255
Accrued expenses	(9)	709
Deferred revenue	(74)	265
Deferred rent	(61)	300
Income tax payable	519	1,127
Other non-current liabilities	9	—

Net cash provided by operating activities	2,069	3,647

Cash flows from investing activities:
Purchases of property and equipment	(884)	(842)
Restricted cash	—	(875)
Purchase of intangible assets	(1,760)	—

Net cash used in investing activities	(2,644)	(1,717)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,158	—

Net cash provided by financing activities	2,158	—

Effect of exchange rate changes on cash and cash equivalents	(118)	(126)

Net increase in cash and cash equivalents	1,465	1,804
Cash and cash equivalents at beginning of period	14,179	22,641

Cash and cash equivalents at end of period	$15,644	$24,445

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$73	$446

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s mission is to provide its subscribers and users with the highest quality information on outstanding deals in travel and entertainment. Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of May 1, 2009.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the SEC on March 16, 2009.
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
     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period, and the Company makes no representations related thereto.
     Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $335,000 for the three month period ended March 31, 2008 has been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development.
     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo Web site. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels Corporation to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. Mr. Bartel exercised these options in January 2009.
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2009, there were 16,443,828 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,068,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 for these cash payments for the three months ended March 31, 2009. The liability was $1,000 as of March 31, 2009. The liability is based on the actual number of valid requests received from former stockholders through March 31, 2009 which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,068,000 shares had not submitted claims under the program as of March 31, 2009.
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
Note 3: Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated results of operations or financial condition.
     Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.
Note 4: Financial Instruments
     At March 31, 2009, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$12,962	$12,962	$—	$—

Total	$12,962	$12,962	$—	$—

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
     As of March 31, 2009 and December 31, 2008, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $1.2 million and $1.3 million, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded amortization of capitalized internal-use software and Web site development costs of $79,000 and $-0-, respectively.
Note 6: Intangible Assets
     Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Acquired amortized intangible assets:
Internet domain names	$2,170	$418
Less accumulated amortization	456	373

Total	$1,714	$45

     Intangible assets have a useful life of 5 years. Amortization expense was $91,000 and $3,000 for the three months ended March 31, 2009 and 2008, respectively.
     In January 2009, the Company purchased the fly.com domain name for $1.8 million.
     Future expected amortization expense related to intangible assets at March 31, 2009 is as follows (in thousands):

2009	$274
2010	365
2011	363
2012	358
2013	354

$1,714

     The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Note 7: Certain Risks and Uncertainties
     The Company’s revenues are substantially dependent on the demand for online advertising from travel companies. A continuing global economic slowdown may have an adverse effect on our business in 2009, as was the case in the last recession when travel companies reduced or postponed their online marketing spending. In addition, for the three months ended March 31, 2009, one of the Company’s customers accounted for 13% of revenues.
     During the three months ended March 31, 2009, our cash and cash equivalents increased by $1.5 million to $15.6 million. We intend to fund anticipated growth from our cash on hand. However, in light of current financial market conditions, if our cash on hand is not sufficient to meet our future needs, we may not be able to obtain the necessary financing.
     The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. One of the Company’s customers accounted for 16% of gross accounts receivable at March 31, 2009.
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $621,000 and $358,000 at March 31, 2009 and December 31, 2008, respectively.
Note 8: Stock-Based Compensation and Stock Options
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the year ended December 31, 2008. As of March 31, 2009, 12,725 of these options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the year ended December 31, 2008. As of March 31, 2009, 5,000 of these options are vested and remain outstanding.
     The Company did not record any stock-based compensation in fiscal years 2007, 2008, or for the three months ended March 31, 2009. In addition, all previously issued options vested prior to January 1, 2003.

Option activity as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	2,176,074	$1.03
Options exercised	(2,158,349)	$1.00

Outstanding at March 31, 2009	17,725	$2.28	2.70 years	$70
Exercisable and fully vested at March 31, 2009	17,725	$2.28	2.70 years	$70
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based upon the fair market value of the Company’s stock. The Company’s policy is to issue shares from its authorized shares to fulfill stock option exercises.
Note 9: Net Income (Loss) Per Share
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
     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Basic net income (loss) per share:
Net income (loss)	$338	$(1,006)
Weighted average common shares	16,300	14,250

Basic net income (loss) per share	$0.02	$(0.07)

Diluted net income (loss) per share:
Net income (loss)	$338	$(1,006)

Weighted average common shares	16,300	14,250
Effect of dilutive securities: stock options	6	—

Diluted weighted average common shares	16,306	14,250

Diluted net income (loss) per share	$0.02	$(0.07)

     Options to purchase 2,211,074 shares of common stock were outstanding as of March 31, 2008 but have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2008 as their effect was anti-dilutive.
Note 10: Commitments and Contingencies
     The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between April 30, 2009 and January 31, 2014. The future minimum lease payments under these operating leases as of March 31, 2009 total $12.8 million. The future lease payments consist of $3,365,000 due in 2009, $3,177,000 due in 2010, $2,159,000 due in 2011, $2,033,000 due in 2012 and $2,085,000 thereafter.

     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. If such escheat claims are asserted, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,068,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 for these cash payments for the three months ended March 31, 2009. The liability was $1,000 as of March 31, 2009. The liability is based on the actual number of valid requests received from former stockholders through the reporting date which had not yet been processed for payment. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the three months ended March 31, 2009, our effective tax rate was 87.2%.
     As of March 31, 2009 the total amount of unrecognized tax benefit was approximately $788,000, which if recognized, would reduce the Company’s effective tax rate in the future periods.
     The Company includes interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2009 and December 31, 2008, the Company had approximately $121,000 and $111,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2004 and is no longer subject to California tax examinations for years before 2003. The Company is currently under examination by the California Franchise Tax Board of California for the 2004 and 2005 tax years and is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The Company is currently evaluating the Notice of Proposed Adjustment to determine if it agrees, but if agreed, the Notice of Proposed Adjustment would result in an additional payment of approximately $548,000, plus interest, by the end of 2009. The Company believes it has adequately provided for this matter and it is not expected to have a material impact on the Company’s results of operations.
Note 12: Segment Reporting and Significant Customer Information
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
     The following is a summary of operating results and assets (in thousands) by business segment:

	North		Asia
Three months ended March 31, 2009:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$20,006	$2,974	$388	$—	$23,368
Intersegment revenues	25	5	—	(30)	—

Total net revenues	20,031	2,979	388	(30)	23,368

Operating income (loss)	5,815	(1,276)	(1,719)	1	2,821

	North		Asia
Three months ended March 31, 2008:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$18,890	$2,038	$20	$—	$20,948
Intersegment revenues	25	11	—	(36)	—

Total net revenues	18,915	2,049	20	(36)	20,948

Operating income (loss)	6,264	(2,241)	(2,745)	1	1,279

As of March 31, 2009	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net	$4,015	$190	$285	$—	$4,490
Total assets	67,858	4,212	1,776	(36,077)	37,769

As of December 31, 2008	North America	Europe	Asia Pacific	Elimination	Consolidated
Property and equipment, net	$3,890	$210	$159	$—	$4,259
Total assets	62,094	3,934	2,213	(32,919)	35,322

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of Revenues		Percent of Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2009	2008	2009	2008
Orbitz Worldwide	13%	12%	16%	16%
     The agreements with this customer are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

Note 13: Comprehensive Income (Loss)
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
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$338	$(1,006)
Other comprehensive loss:
Foreign currency translation adjustments	97	(183)

Total comprehensive income (loss)	$435	$(1,189)

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
Overview
     Travelzoo is a global Internet media company. We publish travel and entertainment offers from hundreds of travel companies. As the Internet is becoming consumers’ preferred medium to search for travel offers, we provide airlines, hotels, cruise lines, vacation packagers, and other travel companies with a fast, flexible, and cost-effective way to reach millions of users. While our products provide advertising opportunities for travel and entertainment companies, they also provide Internet users with a free source of information on current sales and specials from hundreds of travel and entertainment companies.
     Our publications and products include the Travelzoo Web sites (www.travelzoo.com, cn.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.tw, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. More than 1,000 travel and entertainment companies purchase our advertising services.
     Our revenues are advertising revenues, consisting primarily of listing fees paid by travel and entertainment companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, through the Travelzoo Network, and from Fly.com. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, or number of clickthroughs. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
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
     Liability to Former Stockholders
     On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid. We believe that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 9 to our unaudited condensed consolidated financial statements for further details about our liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	5.4	2.5

Gross profit	94.6	97.5

Operating expenses:
Sales and marketing	52.8	64.0
General and administrative	29.7	27.4

Total operating expenses	82.5	91.4

Income from operations	12.1	6.1
Other income and expenses, net	(0.8)	1.4

Income before income taxes	11.3	7.5
Income taxes	9.8	12.3

Net income (loss)	1.5%	(4.8%)

     For the three months ended March 31, 2009, we reported income from operations of approximately $2.8 million. As of March 31, 2009, we had retained earnings of approximately $22.2 million. Our operating margin increased to 12.1% for the three months ended March 31, 2009 compared to 6.1% for the same period last year. The main reason for the increase in operating margin is that for the three months ended March 31, 2009 our sales and marketing expenses as a percentage of revenue decreased compared to the three months ended March 31, 2008 (see “Operating Expenses” below).
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
     We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect our expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of March 31, 2009 and 2008 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the three months ended March 31, 2009 and 2008. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	March 31,		Year-over-Year
	2009	2008	Growth
Subscribers:
North America
Travelzoo Top 20	11,236,000	10,514,000	7%
Newsflash	9,341,000	8,484,000	10%
Europe
Travelzoo Top 20	2,431,000	1,658,000	47%
Newsflash	2,327,000	1,570,000	48%
Asia Pacific
Travelzoo Top 20	1,257,000	581,000	116%
Newsflash	1,161,000	521,000	123%

	Three Months Ended March 31,		Year-over-Year
	2009	2008	Growth*
Page views of homepages of Travelzoo Web sites:
North America	8,916,000	8,226,000	8%
Europe	2,201,000	1,706,000	29%
Asia Pacific	1,404,000	3,082,000	(54%)

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.
     In North America, revenues for the three months ended March 31, 2009 increased by 6% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of March 31, 2009 increased by 7% compared to March 31, 2008 and page views of the homepages of the Travelzoo Web sites in North America for the three months ended March 31, 2009 increased by 8% from the same period last year. In North America, revenues for the three months ended March 31, 2009 increased at a lower rate than the rate of increase in the number of subscribers to our Travelzoo Top 20 e-mail newsletter and the rate of increase in Web site traffic.
     In Europe, revenues for the three months ended March 31, 2009 increased by 45% from the same period last year. In local currency terms, revenues for the three months ended March 31, 2009 increased by 100% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of March 31, 2009 increased by 47% compared to March 31, 2008 and page views of the homepages of the Travelzoo Web sites in Europe for the three months ended March 31, 2009 increased by 29% from the same period last year. In Europe, revenues in local currency terms increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in Web site traffic.
     In Asia Pacific, revenues for the three months ended March 31, 2009 increased to $388,000 from $20,000 in the same period last year. The total number of subscribers in Asia Pacific to the Travelzoo Top 20 e-mail newsletter as of March 31, 2009 increased by 116%

compared to March 31, 2008 and page views of the homepages of the Travelzoo Web sites in Asia Pacific for the three months ended March 31, 2009 decreased by 54% from the same period last year. The decrease in page views of the homepages of the Travelzoo Web sites in Asia Pacific was due primarily to changes in our marketing campaigns in certain countries. We began operations in Australia, China, Hong Kong, Japan, and Taiwan during 2007 and continue to focus on rapidly building a significant subscriber base in selected countries in which we operate.
Revenues
     Our total revenues increased to $23.4 million for the three months ended March 31, 2009 from $20.9 million for the three months ended March 31, 2008. This represents an increase of $2.4 million or 12%. $1.1 million of the increase in revenues came from our operations in North America and was attributed primarily to increases in revenues from our Travelzoo Web site and Top 20 newsletter, Travelzoo Network, and SuperSearch offset by a decrease in revenues from our Newsflash newsletter. $930,000 of the increase in revenues came from our operations in Europe, which had an increase of 45% in revenues year over year. In local currency terms, revenues from our operations in Europe increased 100% year over year. We also had a $368,000 increase in revenues from our operations in Asia Pacific, which generated $20,000 in revenue for the three months ended March 31, 2008.
     As discussed in Note 12 in the notes to the condensed consolidated financial statements, Orbitz Worldwide accounted for 13% of our total revenues for the three months ended March 31, 2009 and 12% of our total revenues for the three months ended March 31, 2008. No other clients accounted for 10% or more of our total revenues during the three months ended March 31, 2009 and 2008. The agreements with Orbitz Worldwide are in the form of multiple insertion orders from groups of entities under common control. Management expects revenue concentration to remain significant in the foreseeable future because there is a high concentration in the online travel agency industry.
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
     Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. However, we did not increase our advertising rates in the U.S. on January 1, 2008 or January 1, 2009 due to intense competition in our industry. We intend to continue reviewing advertising rates and considering increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.
     Average annualized revenue per employee decreased to $454,000 for the three months ended March 31, 2009 from $471,000 for the three months ended March 31, 2008. The decrease in average revenue per employee for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to the increase in headcount related to the growth of our business in Europe.

Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to third-party partners of the Travelzoo Network, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.3 million for the three months ended March 31, 2009 from $529,000 for the three months ended March 31, 2008. As a percentage of revenue, cost of revenues increased to 5.4% for the three months ended March 31, 2009 from 2.5% for the three months ended March 31, 2008. The $734,000 increase in cost of revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to a $226,000 increase in payments made to third-party partners of the Travelzoo Network, a $194,000 increase in depreciation and maintenance costs, and a $138,000 increase in fees we pay for co-location services.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses decreased to $12.3 million for the three months ended March 31, 2009 from $13.4 million for the three months ended March 31, 2008. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo. The $1.1 million decrease in sales and marketing expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to a $1.1 million decrease in advertising to acquire new subscribers for our e-mail products and a $761,000 decrease in brand, trade and other marketing expense offset by a $928,000 increase in salary and employee related expenses due primarily to an increase in headcount. For the three months ended March 31, 2009 and 2008, advertising expenses accounted for 58% and 67%, respectively, of total sales and marketing expenses.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.9 million for the three months ended March 31, 2009 from $5.7 million for the three months ended March 31, 2008. The $1.2 million increase in general and administrative expenses was primarily due to a $737,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $261,000 increase in bad debt expense and a $193,000 increase in depreciation and amortization expenses.
     For the three months ended March 31, 2009 and March 31, 2008, the Company recorded expense of $1,000 and $7,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expense is based on the number of actual valid claims received and the Company’s stock price. The Company cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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

Subscriber Acquisition
     The table set forth below provides for each quarter in 2006, 2007, 2008, and the first three months of 2009, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribes during the current quarter.
North America:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Europe:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583

Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a		Removed
Period	New Subscriber	New Subscribers	From List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465
Q1 2008	$3.12	393,311	(26,199)	581,577
Q2 2008	$3.37	369,491	(38,048)	913,020
Q3 2008	$2.46	194,462	(43,588)	1,063,894
Q4 2008	$2.66	84,937	(40,522)	1,108,309
Q1 2009	$2.23	182,502	(32,939)	1,257,872
     In North America, we have noted a trend of increasing average cost per acquisition of a new subscriber (“CPA”) over the last few years, driven by a gradual increase in online advertising rates by our media suppliers as well as increased activity from competitors using similar forms of online advertising for their own marketing efforts. The decline in new subscriber acquisition costs in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. The decline in CPA in North America in Q4 2008 reflects the effect of new advertising campaigns which were tested during the quarter. The decline in CPA in Q1 2009 reflects the effect of new advertising campaigns which were tested during the quarter and reflects a decrease in online advertising rates by our media suppliers. We do not consider the decline in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decline further.
     In Europe, we see a large fluctuation in the CPA. The CPA fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA.
     We began operations in Asia Pacific in April 2007 and started acquiring new subscribers in Australia, China, Hong Kong, Japan, and Taiwan. The CPA in Asia Pacific fluctuates from quarter to quarter and from country to country.
     Future increases in CPA is likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our CPA over the long term. The effect on operations is that greater absolute and relative marketing expenditure is necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.

Segment Information
     We have presented the business segments in this report based on our organizational structure as of March 31, 2009.
North America

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net revenues	$20,031	$18,915
Income from operations	5,815	6,264
Income from operations as a % of revenues	29.0%	33.1%
     In North America, revenues increased $1.1 million or 6% for the three months ended March 31, 2009 compared to the same period in 2008. The increase in revenue was primarily due to increased revenue from our Travelzoo Web site, SuperSearch and Travelzoo Network. Sales and marketing expenses as a percentage of revenue decreased to 44% or $8.8 million for the three months ended March 31, 2009 from 46% or $8.6 million for the three months ended March 31, 2008. The $146,000 increase in sales and marketing expense was primarily due to a $531,000 increase in salary and employee related expenses and a $173,000 increase in advertising to acquire new subscribers for our e-mail products offset by a $422,000 decrease in expenses for brand marketing campaigns. General and administrative expenses as a percentage of revenue increased to 22% or $4.3 million for the three months ended March 31, 2009 from 19% or $3.6 million for the three months ended March 31, 2008. The $766,000 increase in general and administrative expense was primarily due to a $402,000 increase in salary and employee related expenses and a $157,000 increase in bad debt expense. Income from operations for North America as a percentage of revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased to 29.0% from 33.1%.
Europe

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net revenues	$2,979	$2,049
Loss from operations	(1,276)	(2,241)
Loss from operations as a % of revenues	42.8%	109.4%
     In Europe, revenues increased $930,000 or 45% for the three months ended March 31, 2009 compared to the same period in 2008. The increase in revenue was driven by the addition of new clients, increases in our advertising rates, increased spending from existing clients, and new product offerings and revenue streams. Sales and marketing expenses decreased to $2.6 million for the three months ended March 31, 2009 from $3.1 million for the three months ended March 31, 2008. The $478,000 decrease in sales and marketing expense was due primarily to a $501,000 decrease in advertising to acquire new subscribers for our e-mail products. General and administrative expenses increased by $394,000 to $1.5 million for the three months ended March 31, 2009 compared to the prior year period due primarily to a $320,000 increase in salary and employee related expenses. Our loss from operations in Europe was $1.3 million for the three months ended March 31, 2009 compared to a loss of $2.2 million for the three months ended March 31, 2008.
Asia Pacific

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net revenues	$388	$20
Loss from operations	(1,719)	(2,745)
     In Asia Pacific, revenues increased $368,000 for the three months ended March 31, 2009 compared to the same period in 2008. Sales and marketing expense decreased to $923,000 for the three months ended March 31, 2009 from $1.6 million for the three months ended

March 31, 2008. The $726,000 decrease was primarily due to an $821,000 decrease in advertising to acquire new subscribers for our e-mail products. General and administrative expenses were $1.1 million for the three months ended March 31, 2009 and March 31, 2008. Our loss from operations in Asia Pacific was $1.7 million for the three months ended March 31, 2009 compared to a loss of $2.7 million for the three months ended March 31, 2008.
Income Taxes
     We recorded income tax provisions of $2.3 million and $2.6 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended March 31, 2009 and 2008, our effective tax rates were 87% and 164%, respectively. Our effective tax rate decreased for the three months ended March 31, 2009 compared to 2008 due primarily to the decrease in losses from our Europe and Asia Pacific business segments which were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada, Europe and Asia Pacific, and corresponding U.S. tax credits, if any.
     In January 2009, the IRS issued a Notice of Proposed Adjustment contesting our tax deductions in 2005 and 2006 related to the program under which we made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. We are currently evaluating the Notice of Proposed Adjustment to determine if we agree, but if agreed, the Notice of Proposed Adjustment would result in an additional payment of approximately $548,000, plus interest, by the end of 2009. We believe we have adequately provided for this matter in the balance of our long-term tax liabilities and it is not expected to have a material impact on our results of operations.
Liquidity and Capital Resources
     As of March 31, 2009, we had $15.6 million in cash and cash equivalents. Cash and cash equivalents increased from $14.2 million as of December 31, 2008 primarily as a result of cash provided by operating activities and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$2,069	$3,647
Net cash used in investing activities	(2,644)	(1,717)
Net cash provided by financing activities	2,158	—
Effect of exchange rate changes on cash and cash equivalents	(118)	(126)

Net increase in cash and cash equivalents	$1,465	$1,804

     Cash provided by operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2009 decreased by $1.6 million compared to the three months ended March 31, 2008. The $1.6 million decrease in cash provided by operating activities was due to a $3.7 million decrease in our operating assets and liabilities mainly due to the timing of payments of accounts payable and income taxes. This was partially offset by an increase in net income and an increase in non-cash related items related to depreciation and amortization, provision for losses on accounts receivable and net foreign currency effects.
     Net cash used in investing activities was $2.6 million for the three months ended March 31, 2009. Net cash used in investing activities was $1.7 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, we used $1.8 million to purchase the fly.com domain name and we used $884,000 for the purchase of property and equipment. During the three months ended March 31, 2008, we used $875,000 for the purchase of restricted cash which serves as the collateral for a standby letter of credit for the security deposit of our corporate headquarters and we used $842,000 for the purchase of property and equipment.

     Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2009. There were no financing activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, net cash provided by financing activities was due to the exercise of stock options.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.7 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. Consistent with our growth, we have experienced substantial increases in our cost of revenues, sales and marketing expenses and our general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     If the development of our business in Asia Pacific and Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in these markets with the objective of reducing cash outflow. In February 2009, our Board of Directors began reviewing strategic alternatives for our business in Asia Pacific. For the three months ended March 31, 2009, cash used in operating activities in Asia Pacific and Europe was $1.9 million and $1.3 million, respectively.
     The following summarizes our principal contractual commitments as of March 31, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$3,365	$3,177	$2,159	$2,033	$1,924	$161	$12,819
Purchase obligations	914	855	—	—	—	—	1,769

Total commitments	$4,279	$4,032	$2,159	$2,033	$1,924	$161	$14,588

     The table above excludes net unrecognized tax benefits of approximately $788,000 as of March 31, 2009, because the Company is unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
Growth Strategy
     Our growth strategy has two main elements:
•	Replicate our business model in selected foreign markets in Asia Pacific and in Europe; and

•	Expand the scope of our business model.
     In 2007, we began development of the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo.

     In 2009, we are continuing to develop our entertainment content and related advertising services, including information on outstanding deals for shows, sporting events, concerts, and other entertainment.
     In February 2009, we launched Fly.com, a new travel search engine. We intend to allocate significant resources towards the development of Fly.com.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated results of operations or financial condition.
     Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.
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
     For the three months ended March 31, 2009, we generated net income of $388,000. In the year ended December 31, 2008, we generated a net loss of $4.1 million. Although we were profitable for the three months ended March 31, 2009 and had been profitable prior to 2008, there is no assurance that we will be profitable again in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Asia Pacific and Europe to incur significant losses in the next 18 months to three years. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our Web sites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period; and

•	volatility of our operating results in new markets.
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
     For the three months ended March 31, 2009, Orbitz Worldwide accounted for 13% of our revenues. The agreements with Orbitz Worldwide are in the form of multiple insertion orders, in either the Company’s standard form or in the client’s form. The loss of this client might result in a significant decrease in our revenues, which could have a material adverse effect on our business.
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
     During the three months ended March 31, 2009, our cash and cash equivalents increased by $1.5 million to $15.6 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our cash needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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
     Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our Web sites and distribute our e-mail newsletters, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity in the event of any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2009, we had 206 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of May 1, 2009, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 for these cash payments for the three months ended March 31, 2009. The liability was $1,000 as of March 31, 2009. The liability is based on the actual number of valid requests received from former stockholders through March 31, 2009 that remain unpaid. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of March 31, 2009.
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
     Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian Dollars, Chinese Yuan, Hong Kong Dollars, Japanese Yen, and Taiwan Dollars. Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pounds Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures.
Item 4. Controls and Procedures
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K and is incorporated herein by reference.
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

Date: May 11, 2009