Form 10-Q
period 2009-06-30
TRAVELZOO INC
filed 2009-08-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of August 5, 2009 was 16,443,828 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,544	$14,179
Accounts receivable, less allowance for doubtful accounts of $617 and $358 as of June 30, 2009 and December 31, 2008, respectively	12,480	11,582
Deposits	280	226
Prepaid expenses and other current assets	3,066	2,726
Deferred income taxes	1,089	1,089

Total current assets	32,459	29,802

Deposits, less current portion	323	341
Restricted cash	875	875
Property and equipment, net	4,344	4,259
Intangible assets, net	1,624	45

Total assets	$39,625	$35,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,284	$6,605
Accrued expenses	4,787	4,962
Deferred revenue	828	703
Deferred rent	125	125

Total current liabilities	14,024	12,395

Deferred tax liabilities — long-term	465	465
Long-term tax liabilities	918	900
Deferred rent, less current portion	700	799

Commitments and contingencies

Stockholders’ equity:

Common stock, $ 0.01 par value (40,000 shares authorized; 16,444 and 14,285 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	164	143
Additional paid-in capital	2,322	185
Retained earnings	21,969	21,823
Accumulated other comprehensive loss	(937)	(1,388)

Total stockholders’ equity	23,518	20,763

Total liabilities and stockholders’ equity	$39,625	$35,322

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$24,279	$21,769	$47,647	$42,718
Cost of revenues	1,511	637	2,774	1,166

Gross profit	22,768	21,132	44,873	41,552

Operating expenses:
Sales and marketing	13,800	12,520	26,136	25,914
General and administrative	7,417	6,930	14,365	12,676

Total operating expenses	21,217	19,450	40,501	38,590

Income from operations	1,551	1,682	4,372	2,962
Other income and expense:
Interest income	13	77	33	213
Gain (loss) on foreign currency	(114)	(6)	(317)	145

Income before income taxes	1,450	1,753	4,088	3,320
Income taxes	1,641	2,946	3,942	5,519

Net income (loss)	$(191)	$(1,193)	$146	$(2,199)

Basic net income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.15)
Diluted net income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.15)

Shares used in computing basic net income (loss) per share	16,444	14,269	16,372	14,260

Shares used in computing diluted net income (loss) per share	16,444	14,269	16,379	14,260
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$146	$(2,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	926	233
Provision for losses on accounts receivable	316	66
Tax benefit from exercise of stock options	—	(110)
Net foreign currency effect	317
Changes in operating assets and liabilities:
Accounts receivable	(983)	(1,657)
Deposits	(24)	42
Prepaid expenses and other current assets	1,636	196
Accounts payable	2,029	2,332
Accrued expenses	(369)	629
Deferred revenue	105	305
Deferred rent	(102)	714
Income tax payable	(1,945)	—
Other non-current liabilities	19	33

Net cash provided by operating activities	2,071	584

Cash flows from investing activities:
Purchases of property and equipment	(1,204)	(1,357)
Restricted cash	—	(875)
Purchases of intangible assets	(1,760)	—

Net cash used in investing activities	(2,964)	(2,232)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,158	75
Tax benefit from exercise of stock options	—	110

Net cash provided by financing activities	2,158	185

Effect of exchange rate changes on cash and cash equivalents	100	(161)

Net increase (decrease) in cash and cash equivalents	1,365	(1,624)
Cash and cash equivalents at beginning of period	14,179	22,641

Cash and cash equivalents at end of period	$15,544	$21,017
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$4,179	$5,018
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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of August 1, 2009.
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
     The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period, and the Company makes no representations related thereto.
     Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $335,000 for the six month period ended June 30, 2008 has been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development.
     Subsequent events have been evaluated through the report issuance date, August 10, 2009.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2009, there were 16,443,828 shares of common stock outstanding.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the six months ended June 30, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,068,000 shares had not submitted claims under the program as of June 30, 2009.
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

Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS No. 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Effective June 30, 2009, the Company adopted SFAS 165. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. SFAS 167 requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. SFAS 167 requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated results of operations or financial condition.
Note 4: Financial Instruments
     Carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
     At June 30, 2009, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at June 30, 2009 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$11,458	$11,458	$—	$—

Total	$11,458	$11,458	$—	$—

Note 5: Internal-Use Software and Web Site Development
     The Company includes in fixed assets the capitalized cost of internal-use software and Web site development, including software used to upgrade and enhance its Web site and processes supporting the Company’s business in accordance with The American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.
     As of June 30, 2009 and December 31, 2008, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $1.1 million and $1.3 million, respectively. For the three months ended June 30, 2009 and 2008, the Company recorded amortization of capitalized internal-use software and Web site development costs of $110,000 and $-0-, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded amortization of capitalized internal-use software and Web site development costs of $189,000 and $-0-, respectively.
Note 6: Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Acquired amortized intangible assets:
Internet domain names	$2,171	$418
Less accumulated amortization	547	373

Total	$1,624	$45

     Intangible assets have a useful life of 5 years. Amortization expense was $91,000 and $3,000 for the three months ended June 30, 2009 and 2008, respectively and $182,000 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.
     In January 2009, the Company purchased the fly.com domain name for $1.8 million.
     Future expected amortization expense related to intangible assets at June 30, 2009 is as follows (in thousands):

2009	$184
2010	$365
2011	$363
2012	$358
2013	$354

$1,624

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

     During the six months ended June 30, 2009, our cash and cash equivalents increased by $1.4 million to $15.5 million. We intend to fund anticipated growth from our cash on hand. However, in light of current financial market conditions, if our cash on hand is not sufficient to meet our future needs, we may not be able to obtain the necessary financing.
     The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally.
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $617,000 and $358,000 at June 30, 2009 and December 31, 2008, respectively.
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
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the year ended December 31, 2008. As of June 30, 2009, 12,725 of these options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the year ended December 31, 2008. As of June 30, 2009, 5,000 of these options are vested and remain outstanding.
     The Company did not record any stock-based compensation in fiscal years 2007, 2008, nor for the six months ended June 30, 2009. In addition, all previously issued options vested prior to January 1, 2003.
     Option activity as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	2,176,074	$1.03
Options exercised	(2,158,349)	$1.00

Outstanding at June 30, 2009	17,725	$2.28	2.45 years	$154
Exercisable and fully vested at June 30, 2009	17,725	$2.28	2.45 years	$154
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based upon the fair market value of the Company’s stock. The Company’s policy is to issue shares from its authorized shares to fulfill stock option exercises.

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
     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss)	$(191)	$(1,193)	$146	$(2,199)
Weighted average common shares	16,444	14,269	16,372	14,260

Basic net income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.15)

Diluted net income (loss) per share:
Net income (loss)	$(191)	$(1,193)	$146	$(2,199)

Weighted average common shares	16,444	14,269	16,372	14,260
Effect of dilutive securities: stock options	—	—	7	—

Diluted weighted average common shares	16,444	14,269	16,379	14,260

Diluted net income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.15)

     Options to purchase 17,725 shares of common stock were outstanding as of June 30, 2009 but have been excluded from the computation of diluted net loss per share for three months ended June 30, 2009 as their effect was anti-dilutive.
     Options to purchase 2,176,074 shares of common stock were outstanding as of June 30, 2008 but have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2008 as their effect was anti-dilutive.
Note 10: Commitments and Contingencies
     The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between December 31, 2009 and January 31, 2014. The future minimum lease payments under these operating leases as of June 30, 2009 total $12.2 million. The future lease payments consist of $2,254,000 due in 2009, $3,461,000 due in 2010, $2,326,000 due in 2011, $2,033,000 due in 2012 and $2,085,000 thereafter.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the six months ended June 30, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the six months ended June 30, 2009, our effective tax rate was 96%.
     As of June 30, 2009, the total amount of unrecognized tax benefit was approximately $788,000, which if recognized, would reduce the Company’s effective tax rate in the future periods.
     The Company includes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2009 and December 31, 2008, the Company had approximately $130,000 and $111,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California tax examinations for years before 2004. The Company is currently under examination by the California Franchise Tax Board of California for the 2004 and 2005 tax years and is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period and in June 2009, the IRS issued their examination report. The Company is currently evaluating the IRS proposed changes per their examination report to determine if it agrees, but if agreed, the proposed changes would result in a payment of approximately $724,000 which is in long-term tax liabilities.
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
     The following is a summary of operating results and assets (in thousands) by business segment:

	North		Asia
Three months ended June 30, 2009:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$19,637	$4,000	$642	$—	$24,279
Intersegment revenues	99	21	—	(120)	—

Total net revenues	19,736	4,021	642	(120)	24,279

Operating income (loss)	4,453	(1,068)	(1,835)	1	1,551

	North		Asia
Six months ended June 30, 2009:	America	Europe	Pacific	Elimination	Consolidated
Revenues from unaffiliated customers	$39,643	$6,974	$1,030	$—	$47,647
Intersegment revenues	124	26	—	(150)	—

Total net revenues	39,767	7,000	1,030	(150)	47,647

Operating income (loss)	10,268	(2,344)	(3,553)	1	4,372

	North		Asia
As of June 30, 2009	America	Europe	Pacific	Elimination	Consolidated
Property and equipment, net	$3,882	$200	$262	$—	$4,344
Total assets	70,541	4,772	1,936	(37,624)	39,625

	North		Asia
As of December 31, 2008	America	Europe	Pacific	Elimination	Consolidated
Property and equipment, net	$3,890	$210	$159	$—	$4,259
Total assets	62,094	3,934	2,213	(32,919)	35,322

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of Revenues		Percent of Revenues		Percent of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2009	2008	2009	2008	2009	2008
Orbitz Worldwide	*	11%	*	11%	*	16%

*	Less than 10%
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
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(191)	$(1,193)	$146	$(2,199)
Other comprehensive income (loss):
Foreign currency translation adjustments	$353	$(6)	$451	$(189)

Total comprehensive income (loss)	$162	$(1,199)	$597	$(2,388)

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
     Our revenues are advertising revenues, consisting primarily of listing fees paid by travel and entertainment companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, through the Travelzoo Network, and from Fly.com. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, number of click-throughs, or number of referrals. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.
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
     Revenue Recognition
     We recognize revenue on arrangements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 10 to our unaudited condensed consolidated financial statements for further details about our liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	6.2	2.9	5.8	2.7

Gross profit	93.8	97.1	94.2	97.3

Operating expenses:
Sales and marketing	56.8	57.5	54.9	60.7
General and administrative	30.5	31.9	30.1	29.7

Total operating expenses	87.3	89.4	85.0	90.4

Income from operations	6.5	7.7	9.2	6.9
Other income and expenses, net	(0.4)	0.3	(0.6)	0.8

Income before income taxes	6.1	8	8.6	7.7
Income taxes	6.8	13.5	8.3	12.9

Net income (loss)	(0.7%)	(5.5%)	0.3%	(5.2%)

     For the three months ended June 30, 2009, we reported income from operations of approximately $1.6 million. As of June 30, 2009, we had retained earnings of approximately $22.0 million. Our operating margin decreased to 6.5% for the three months ended June 30, 2009 compared to 7.7% for the same period last year. The main reason for the decrease in operating margin is our cost of revenues as a percentage of revenues increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 (see “Cost of Revenues” below).
     For the six months ended June 30, 2009, we reported income from operations of approximately $4.4 million. As of June 30, 2009, we had retained earnings of approximately $22.0 million. Our operating margin increased to 9.2% for the six months ended June 30, 2009 compared to 6.9% for the same period last year. The main reason for the increase in operating margin is our sales and marketing expenses as a percentage of revenues decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

(see “Operating Expenses” below). This was partially offset by an increase in cost of revenues as a percentage of revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 (see “Cost of Revenues” below).
     We do not know whether our sales and marketing expenses as a percentage of revenues will continue to decrease in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenues. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
     We do not know what our general and administrative expenses as a percentage of revenues will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. In addition, we expect our expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenues may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period.
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America, Europe, and Asia Pacific as of June 30, 2009 and 2008 and the total number of page views for the homepages of the Travelzoo Web sites in North America, Europe, and Asia Pacific for the six months ended June 30, 2009 and 2008. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2009	2008	Change
Subscribers:
North America
Travelzoo Top 20	11,812,000	10,561,000	12%
Newsflash	9,923,000	8,564,000	16%
Europe
Travelzoo Top 20	2,775,000	1,852,000	50%
Newsflash	2,678,000	1,745,000	53%
Asia Pacific
Travelzoo Top 20	1,542,000	913,000	69%
Newsflash	1,424,000	829,000	72%

	Six Months Ended June 30,		Year-over-Year
	2009	2008	Change*
Page views of homepages of Travelzoo Web sites:
North America	18,460,000	15,772,000	17%
Europe	6,185,000	3,486,000	77%
Asia Pacific	3,117,000	5,818,000	(46%)

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites. Additionally, we believe that the increased use of security software has adversely affected the tracking of page views.

     In North America, revenues for the six months ended June 30, 2009 increased by 4% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of June 30, 2009 increased by 12% compared to June 30, 2008 and page views of the homepages of the Travelzoo Web sites in North America for the six months ended June 30, 2009 increased by 17% from the same period last year. In North America, revenues for the six months ended June 30, 2009 increased at a lower rate than the rate of increase in the number of subscribers to our Travelzoo Top 20 e-mail newsletter and the rate of increase in Web site traffic. In North America, we believe we were unable to fully convert higher reach into higher revenues because we were unable to increase our advertising rates significantly due to intense competition in our industry.
     In Europe, revenues for the six months ended June 30, 2009 increased by 52% from the same period last year. In local currency terms, revenues for the six months ended June 30, 2009 increased by 100% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of June 30, 2009 increased by 50% compared to June 30, 2008 and page views of the homepages of the Travelzoo Web sites in Europe for the six months ended June 30, 2009 increased by 77% from the same period last year. In Europe, revenues in local currency terms increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in Web site traffic.
     In Asia Pacific, revenues for the six months ended June 30, 2009 increased by 836% to $1.0 million from $110,000 in the same period last year. The total number of subscribers in Asia Pacific to the Travelzoo Top 20 e-mail newsletter as of June 30, 2009 increased by 69% compared to June 30, 2008 and page views of the homepages of the Travelzoo Web sites in Asia Pacific for the six months ended June 30, 2009 decreased by 46% from the same period last year. The decrease in page views of the homepages of the Travelzoo Web sites in Asia Pacific was due primarily to changes in our marketing campaigns in certain countries. In Asia Pacific, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter. We began operations in Australia, China, Hong Kong, Japan, and Taiwan during 2007 and continue to focus on rapidly building a significant subscriber base in selected countries in which we operate.

Revenues
     Our total revenues increased to $24.3 million for the three months ended June 30, 2009 from $21.8 million for the three months ended June 30, 2008. This represents an increase of $2.5 million or 12%. $1.5 million of the increase in revenues came from our operations in Europe, which had an increase of 57% in revenues year over year. In local currency terms, revenues from our operations in Europe increased 100% year over year. The strengthening of the U.S dollar relative to the British Pounds Sterling and the Euro in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended June 30, 2009 would have been approximately $1.1 million higher than reported revenues of $4.0 million. $509,000 of the increase in revenues came from our operations in North America and was attributed primarily to a $603,000 increase in revenues from our search products, which consists of SuperSearch and Fly.com, offset by a $111,000 decrease in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter and the Newsflash e-mail alert service. We launched Fly.com in February 2009. We also had a $552,000 increase in revenues from our operations in Asia Pacific. The increase in revenues from our operations in Asia Pacific was primarily due to increased acceptance of our publications and products by consumers and advertisers in the countries in which we operate. We began operations in Asia Pacific in 2007.
     Our total revenues increased to $47.6 million for the six months ended June 30, 2009 from $42.7 million for the six months ended June 30, 2008. This represents an increase of $4.9 million or 12%. $2.3 million of the increase in revenues came from our operations in Europe, which had an increase of 52% in revenues year over year. In local currency terms, revenues from our operations in Europe increased 100% year over year. The strengthening of the U.S dollar relative to the British Pounds Sterling and the Euro in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the six months ended June 30, 2009 would have been approximately $2.2 million higher than reported revenues of $7.0 million. $1.7 million of the increase in revenues came from our operations in North America and was attributed primarily to a $957,000 increase in revenues from our search products, which consists of SuperSearch and Fly.com, a $357,000 increase in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter and the Newsflash e-mail alert service, and a $310,000 increase in revenues from the Travelzoo Network. We launched Fly.com in February 2009. We also had a $920,000 increase in revenues from our operations in Asia Pacific. The increase in revenues from our operations in Asia Pacific was primarily due to increased acceptance of our publications and products by consumers and advertisers in the countries in which we operate. We began operations in Asia Pacific in 2007.
     For three and six months ended June 30, 2009, none of our customers accounted for 10% or more of our revenue. For the three and six months ended June 30, 2008, Orbitz Worldwide accounted for 11% of our total revenues.
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

     Average annualized revenue per employee decreased to $450,000 for the three months ended June 30, 2009 from $456,000 for the three months ended June 30, 2008. The decrease in average revenue per employee for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to a slower rate of growth in revenues from our operations in North America compared to the rate of growth in headcount for our operations in North America.
Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized Web site development costs, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.5 million for the three months ended June 30, 2009 from $637,000 for the three months ended June 30, 2008. As a percentage of revenue, cost of revenues increased to 6.2% for the three months ended June 30, 2009 from 2.9% for the three months ended June 30, 2008. The $874,000 increase in cost of revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to a $397,000 increase in fees we pay related to user searches on Fly.com, a $224,000 increase in depreciation and maintenance costs, a $145,000 increase in fees we pay for co-location services, and a $122,000 increase in payments made to third-party partners of the Travelzoo Network.
     Our cost of revenues increased to $2.8 million for the six months ended June 30, 2009 from $1.2 million for the six months ended June 30, 2008. As a percentage of revenue, cost of revenues increased to 5.8% for the six months ended June 30, 2009 from 2.7% for the six months ended June 30, 2008. The $1.6 million increase in cost of revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a $521,000 increase in fees we pay related to user searches on Fly.com, a $418,000 increase in depreciation and maintenance costs, a $348,000 increase in payments made to third-party partners of the Travelzoo Network, and a $284,000 increase in fees we pay for co-location services.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $13.8 million for the three months ended June 30, 2009 from $12.5 million for the three months ended June 30, 2008. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo and Fly.com. The $1.3 million increase in sales and marketing expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to a $914,000 increase in marketing expenses for Fly.com, a $419,000 increase in salary and employee related expenses, and a $268,000 increase in advertising to acquire traffic to our Web sites, offset by a $273,000 decrease in brand and trade marketing expense. For the three months ended June 30, 2009 and 2008, advertising expenses accounted for 63% and 59%, respectively, of total sales and marketing expenses.
     Sales and marketing expenses increased to $26.1 million for the six months ended June 30, 2009 from $25.9 million for the six months ended June 30, 2008. The $222,000 increase in sales and marketing expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a $1.3 million increase in salary and employee related expenses, a $942,000 increase in marketing expenses for Fly.com and a $143,000 increase in advertising to acquire traffic to our Web sites, offset by a $1.2 million decrease in brand, trade and other marketing expenses and a $981,000 decrease in advertising to acquire new subscribers for our e-mail products. For the six months ended June 30, 2009 and 2008, advertising expenses accounted for 67% and 63%, respectively, of total sales and marketing expenses.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $7.4 million for the three months ended June 30, 2009 from $6.9 million for the three months ended June 30, 2008. The $487,000 increase in general and administrative expenses was primarily due to a $182,000 increase in depreciation and amortization expenses and a $77,000 increase in salary and employee related expenses.
     General and administrative expenses increased to $14.4 million for the six months ended June 30, 2009 from $12.7 million for the six months ended June 30, 2008. The $1.7 million increase in general and administrative expenses was primarily due to an $814,000 increase in salary and employee related expenses, a $374,000 increase in depreciation and amortization expenses, and a $253,000 increase in bad debt expense.
     In the six months ended June 30, 2009 and 2008, the Company recorded expenses of $2,000 and $9,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2006, 2007, 2008, and the first two quarters of 2009, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America, Europe, and Asia Pacific operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting unsubscribe during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance

Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance

Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118

Asia Pacific:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance

Q2 2007	$2.46	1,068	(4)	1,064
Q3 2007	$2.23	42,106	(138)	43,032
Q4 2007	$2.90	180,446	(9,013)	214,465
Q1 2008	$3.12	393,311	(26,199)	581,577
Q2 2008	$3.37	369,491	(38,048)	913,020
Q3 2008	$2.46	194,462	(43,588)	1,063,894
Q4 2008	$2.66	84,937	(40,522)	1,108,309
Q1 2009	$2.23	182,502	(32,939)	1,257,872
Q2 2009	$2.12	320,660	(32,458)	1,546,074
     In North America, we have noted a trend of decreasing average cost per acquisition of a new subscriber (“CPA”) over the last three quarters after a period of increasing CPA. The decrease in CPA in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. The recent quarterly decreases in CPA reflect the effects of new advertising campaigns and decreases in advertising rates by our media suppliers. We do not consider the decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.
     In Europe, we see a large fluctuation in the CPA. The CPA fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA. The decline in CPA in Q2 2009 reflects the effects of new advertising campaigns and a decrease in advertising rates by our media suppliers.
     We began operations in Asia Pacific in April 2007 and started acquiring new subscribers in Australia, China, Hong Kong, Japan, and Taiwan. The CPA in Asia Pacific fluctuates from quarter to quarter and from country to country.
     Future increases in CPA are likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our CPA over the long term. The effect on operations is that greater absolute and relative marketing expenditure is necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.
Segment Information
     We have presented the business segments in this report based on our organizational structure as of June 30, 2009.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net revenues	$19,736	$19,168	$39,767	$38,083
Income from operations	4,453	6,929	10,268	13,193
Income from operations as a % of revenues	22.6%	36.1%	25.8%	34.6%

     In North America, revenues increased $568,000 or 3% for the three months ended June 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses as a percentage of revenue increased to 49% or $9.6 million for the three months ended June 30, 2009 from 40% or $7.6 million for the three months ended June 30, 2008. The $2.0 million increase in sales and marketing expense was primarily due to a $914,000 increase in marketing expenses for Fly.com, a $722,000 increase in advertising to acquire new subscribers for our e-mail products, and a $497,000 increase in advertising to acquire traffic to our Web sites, offset by a $215,000 decrease in expenses for brand and trade marketing campaigns. General and administrative expenses as a percentage of revenue increased to 22% or $4.3 million for the three months ended June 30, 2009 from 21% or $4.0 million for the three months ended June 30, 2008. The $281,000 increase in general and administrative expense was primarily due to a $244,000 increase in legal and professional services expense. Income from operations for North America as a percentage of revenue for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 decreased to 22.6% from 36.1%.
     In North America, revenues increased $1.7 million or 4% for the six months ended June 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses as a percentage of revenue increased to 46% or $18.4 million for the six months ended June 30, 2009 from 43% or $16.3 million for the six months ended June 30, 2008. The $2.1 million increase in sales and marketing expense was primarily due to a $942,000 increase in marketing expenses for Fly.com, an $896,000 increase in advertising to acquire new subscribers for our e-mail products, and a $794,000 increase in salary and employee related expenses, offset by a $664,000 decrease in expenses for brand and trade marketing campaigns. General and administrative expenses as a percentage of revenue increased to 22% or $8.6 million for the six months ended June 30, 2009 from 20% or $7.6 million for the six months ended June 30, 2008. The $1.0 million increase in general and administrative expense was primarily due to a $347,000 increase in legal and professional services expense, a $330,000 increase in depreciation and amortization expense, and a $199,000 increase in salary and employee related expenses. Income from operations for North America as a percentage of revenue for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 decreased to 25.8% from 34.6%.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net revenues	$4,021	$2,569	$7,000	$4,619
Loss from operations	(1,068)	(2,013)	(2,344)	(4,254)
Loss from operations as a % of revenues	26.6%	78.4%	33.5%	92.1%
     In Europe, revenues increased $1.5 million or 57% for the three months ended June 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses remained flat at $3 million for the three months ended June 30, 2009 compared to three months ended June 30, 2008. General and administrative expenses increased by $437,000 to $2.0 million for the three months ended June 30, 2009 compared to the prior year period primarily due to a $420,000 increase in salary and employee related expenses. Our loss from operations in Europe was $1.1 million for the three months ended June 30, 2009 compared to a loss of $2.0 million for the three months ended June 30, 2008. The strengthening of the U.S dollar relative to the British Pounds Sterling and the Euro in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the three months ended June 30, 2009 would have been approximately $296,000 higher.
     In Europe, revenues increased $2.4 million or 52% for the six months ended June 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses decreased to $5.6 million for the six months ended June 30, 2009 from $6.1 million for the six months ended June 30, 2008. The $460,000 decrease in sales and marketing expense was primarily due to a $489,000 decrease in advertising to acquire new subscribers to our e-mail products. General and administrative expenses increased by $830,000 to $3.5 million for the six months ended June 30, 2009 compared to the prior year period primarily due to a $739,000 increase in salary and employee related expenses. Our loss from operations in Europe was $2.3 million for the six months ended June 30, 2009 compared to a loss of $4.3 million for the six months ended June 30, 2008. The strengthening of the U.S dollar relative to the British Pounds Sterling and the Euro in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the six months ended June 30, 2009 would have been approximately $777,000 higher.

Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net revenues	$642	$90	$1,030	$110
Loss from operations	(1,835)	(3,235)	(3,553)	(5,979)
     In Asia Pacific, revenues increased $552,000 for the three months ended June 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expense decreased to $1.2 million for the three months ended June 30, 2009 from $1.9 million for the three months ended June 30, 2008. The $695,000 decrease was primarily due to a $567,000 decrease in advertising to acquire new subscribers for our e-mail products. General and administrative expenses decreased to $1.2 million for the three months ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008 due primarily to a $140,000 decrease in salary and employee related expenses. Our loss from operations in Asia Pacific was $1.8 million for the three months ended June 30, 2009 compared to a loss of $3.2 million for the three months ended June 30, 2008.
     In Asia Pacific, revenues increased $920,000 for the six months ended June 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expense decreased to $2.1 million for the six months ended June 30, 2009 from $3.5 million for the six months ended June 30, 2008. The $1.4 million decrease was primarily due to a $1.4 million decrease in advertising to acquire new subscribers for our e-mail products. General and administrative expenses were $2.4 million and $2.5 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Our loss from operations in Asia Pacific was $3.6 million for the six months ended June 30, 2009 compared to a loss of $6.0 million for the six months ended June 30, 2008.
Income Taxes
     We recorded income tax provisions of $1.6 million and $2.9 million for the three months ended June 30, 2009 and June 30, 2008, respectively. We recorded income tax provisions of $3.9 million and $5.5 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended June 30, 2009 and 2008, our effective tax rates were 113% and 168%, respectively. For the six months ended June 30, 2009 and 2008, our effective tax rates were 96% and 166%, respectively. Our effective tax rate decreased for the three months ended June 30, 2009 compared to 2008 and for the six months ended June 30, 2009 compared to 2008 primarily due to the decrease in losses from our Europe and Asia Pacific business segments which were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada, Europe and Asia Pacific, and corresponding U.S. tax credits, if any.
     In January 2009, the IRS issued a Notice of Proposed Adjustment contesting our tax deductions in 2005 and 2006 related to the program under which we made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period and in June 2009, the IRS issued their examination report. We are currently evaluating the IRS proposed changes per their examination report to determine if we agree, but if agreed, the proposed changes would result in a payment of approximately $724,000 which is in long-term tax liabilities.
Liquidity and Capital Resources
     As of June 30, 2009, we had $15.5 million in cash and cash equivalents. Cash and cash equivalents increased from $14.2 million as of December 31, 2008 primarily as a result of cash provided by operating activities and financing activities offset by cash used in investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$2,071	$584
Net cash used in investing activities	(2,964)	(2,232)
Net cash provided by financing activities	2,158	185
Effect of exchange rate changes on cash and cash equivalents	100	(161)

Net increase (decrease) in cash and cash equivalents	$1,365	$(1,624)

     Cash provided by operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2009 increased by $1.5 million compared to the six months ended June 30, 2008. The $1.5 million increase in cash provided by operating activities was due to $2.3 million increase in net income and a $1.3 million increase in non-cash related items related to depreciation and amortization, provision for losses on accounts receivable, and net foreign currency effects. This was partially offset by a $2.2 million decrease in our operating assets and liabilities mainly due to the timing of payments of income taxes.
     Net cash used in investing activities was $3.0 million for the six months ended June 30, 2009 compared to $2.2 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we used $1.8 million to purchase the fly.com domain name and we used $1.2 million for the purchase of property and equipment. During the six months ended June 30, 2008, we used $1.4 million for the purchase of property and equipment and $875,000 to purchase restricted cash which serves as the collateral for a standby letter of credit for the security deposit of our corporate headquarters.
     Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2009 and June 30, 2008, net cash provided by financing activities was due to the exercise of stock options.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo and Fly.com brands. Since the inception of the program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.7 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. Consistent with our growth, we have experienced substantial increases in our cost of revenues, sales and marketing expenses and our general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     If the development of our business in Asia Pacific and Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in these markets with the objective of reducing cash outflow. In February 2009, our Board of Directors began reviewing strategic alternatives for our business in Asia Pacific. For the six months ended June 30, 2009, cash used in operating activities in Asia Pacific and Europe was $3.0 million and $1.6 million, respectively.

     The following summarizes our principal contractual commitments as of June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$2,254	$3,461	$2,326	$2,033	$1,924	$161	$12,159
Purchase obligations	1,050	1,205	—	—	—	—	2,255

Total commitments	$3,304	$4,666	$2,326	$2,033	$1,924	$161	$14,414

     We also have contingencies related to net unrecognized tax benefits of approximately $788,000 as of June 30, 2009, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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
     In February 2009, we launched Fly.com, a new travel search engine. We intend to allocate significant resources towards the development and marketing of Fly.com.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. Effective January 1, 2009, we adopted Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). The adoption of FSP 157-2 did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2009, we adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this standard did not have an impact on our consolidated results of operations or financial condition.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS No. 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on our consolidated results of operations or financial condition.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Effective June 30, 2009, we adopted SFAS 165. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. SFAS 167 requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. SFAS 167 requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. We do not expect the adoption of SFAS 167 to have a material impact on its consolidated results of operations or financial position.
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
     For the six months ended June 30, 2009, we reported net income of $146,000. In the year ended December 31, 2008, we reported a net loss of $4.1 million. Although we were profitable for the six months ended June 30, 2009 and had been profitable prior to 2008, there is no assurance that we will be profitable again in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Europe to incur significant losses in the next 12 months to two years and we expect our operations in Asia Pacific to incur significant losses for at least the next three years. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     For the six months ended June 30, 2009, our cash and cash equivalents increased by $1.4 million to $15.5 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our cash needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
     The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel companies. The last recession decreased consumer travel and caused travel companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. The current recession and recessions in general could have a material adverse effect on our business and financial condition.

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
     Although our revenues in Europe increased 52% in the six months ended June 30, 2009 from the same period last year, we expect our operations in Europe will continue to incur significant losses in the next 12 months to two years primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors what will allow us to increase our advertising rates and increase our revenues in Europe.
     Although our revenues in Asia Pacific increased 836% in the six months ended June 30, 2009 from the same period last year, we expect our operations in Asia Pacific will continue to incur significant losses for at least the next three years primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. We started in operations in Asia Pacific in 2007 and we still do not know if there will be enough acceptance of our publications and products by consumers and advertisers in all of the countries in which we operate to support the level of operating expenses in these countries. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors what will allow us to increase our advertising rates and increase our revenues in Asia Pacific.
     The losses from our operations in Europe and Asia Pacific may not have any recognizable tax benefit. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	currency exchange rate fluctuations;

•	risks related to government regulation; and

•	potentially adverse tax consequences.
We may not be able to continue developing awareness of our brand names.
     We believe that continuing to build awareness of the Travelzoo and Fly.com brand names is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business could be materially adversely affected.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2009, we had 216 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of August 1, 2009, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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

     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the six months ended June 30, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of June 30, 2009.
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
     Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian Dollars, Chinese Yuan, Hong Kong Dollars, Japanese Yen, and Taiwan Dollars. Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pounds Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of the foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We have performed a sensitivity analysis as of June 30, 2009, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $477,000 foreign exchange loss for the three month and six month periods ended June 30, 2009.
Item 4. Controls and Procedures
     For the period ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders occurred on June 4, 2009, at which the following individuals were elected as directors: Holger Bartel, Ralph Bartel, David J. Ehrlich, Donovan Neale-May, and Kelly M. Urso.
     The stockholders voted as follows:

Proposal	For	Withhold or Abstain

Election of Directors
Holger Bartel	12,475,322	1,693,970
Ralph Bartel	12,478,003	1,691,289
David J. Ehrlich	14,053,717	115,575
Donovan Neale-May	14,055,164	114,128
Kelly M. Urso	14,061,735	107,557

Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)
By:	/s/ Wayne Lee
Wayne Lee
On behalf of the Registrant and as Chief Financial Officer

Date: August 10, 2009