Form 10-Q
period 2009-09-30
TRAVELZOO INC
filed 2009-11-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of Travelzoo common stock outstanding as of November 5, 2009 was 16,443,828 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,694	$14,179
Accounts receivable, less allowance for doubtful accounts of $617 and $357 as of September 30, 2009 and December 31, 2008, respectively	11,772	11,397
Deposits	270	185
Prepaid expenses and other current assets	2,046	2,356
Deferred income taxes	1,089	1,089
Assets held for sale	1,050	831

Total current assets	31,921	30,037

Deposits, less current portion	302	292
Restricted cash	875	875
Property and equipment, net	4,167	4,100
Intangible assets, net	1,509	18

Total assets	$38,774	$35,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,408	$6,434
Accrued expenses	4,089	3,913
Deferred revenue	836	666
Deferred rent	129	101
Liabilities related to assets held for sale	1,498	1,281

Total current liabilities	13,960	12,395

Deferred tax liabilities — long-term	465	465
Long-term tax liabilities	918	900
Deferred rent, less current portion	659	799
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 16,444 and 14,285 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	164	143
Additional paid-in capital	2,322	185
Retained earnings	21,674	21,823
Accumulated other comprehensive loss	(1,388)	(1,388)

Total stockholders’ equity	22,772	20,763

Total liabilities and stockholders’ equity	$38,774	$35,322

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$23,576	$18,600	$70,194	$61,207
Cost of revenues	1,464	819	4,140	1,934

Gross profit	22,112	17,781	66,054	59,273

Operating expenses:
Sales and marketing	13,437	10,326	37,450	32,696
General and administrative	6,395	5,480	18,420	15,662

Total operating expenses	19,832	15,806	55,870	48,358

Operating income from continuing operations	2,280	1,975	10,184	10,915
Other income and expense:
Interest income	8	59	40	266
Gain (loss) on foreign currency	320	(69)	17	70

Income from continuing operations before income taxes	2,608	1,965	10,241	11,251
Income taxes	1,308	1,451	5,292	7,064

Income from continuing operations	1,300	514	4,949	4,187
Loss from discontinued operations, net of tax	(1,595)	(2,303)	(5,097)	(8,175)

Net loss	$(295)	$(1,789)	$(148)	$(3,988)

Basic net income (loss) per share from:
Continuing operations	$0.08	$0.04	$0.30	$0.29
Discontinued operations	$(0.10)	$(0.16)	$(0.31)	$(0.57)
Net loss per share	$(0.02)	$(0.13)	$(0.01)	$(0.28)

Diluted net income (loss) per share from:
Continuing operations	$0.08	$0.03	$0.30	$0.26
Discontinued operations	$(0.10)	$(0.14)	$(0.31)	$(0.50)
Net loss per share	$(0.02)	$(0.11)	$(0.01)	$(0.25)

Shares used in computing basic net income (loss) per share	16,444	14,285	16,396	14,268
Shares used in computing diluted net income (loss) per share	16,452	16,166	16,413	16,220
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(148)	$(3,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,457	409
Provision for losses on accounts receivable	302	244
Tax benefit from exercise of stock options	—	(110)
Net foreign currency effect	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	(766)	(573)
Deposits	(75)	1
Prepaid expenses and other current assets	422	(510)
Accounts payable	1,600	628
Accrued expenses	(101)	363
Deferred revenue	153	250
Deferred rent	(127)	846
Other non-current liabilities	19	(376)

Net cash provided by (used in) operating activities	2,719	(2,816)

Cash flows from investing activities:
Purchases of property and equipment	(1,608)	(2,951)
Restricted cash	—	(875)
Purchases of intangible assets	(1,760)	—

Net cash used in investing activities	(3,368)	(3,826)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,158	75
Tax benefit from exercise of stock options	—	110

Net cash provided by financing activities	2,158	185

Effect of exchange rate changes on cash and cash equivalents	6	(348)

Net increase (decrease) in cash and cash equivalents	1,515	(6,805)
Cash and cash equivalents at beginning of period	14,179	22,641

Cash and cash equivalents at end of period	$15,694	$15,836

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$4,732	$7,343
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. Travelzoo’s mission is to provide its subscribers and users with the highest quality information on outstanding deals in travel and entertainment. Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
     Starting November 1, 2009, the Travelzoo Web sites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of November 1, 2009.
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
     The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period, and the Company makes no representations related thereto.
     Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $335,000 for the nine month period ended September 30, 2008 has been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development. Additionally, as described in Note 14, “Assets Held for Sale and Discontinued Operations”, the Company has classified the financial results of its Asia Pacific operating segment as discontinued operations for all periods presented due to the sale of the assets of its Asia Pacific subsidiaries, which constituted the Company’s Asia Pacific operating segment, to Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly-owned subsidiaries of Azzurro Capital Inc. The assets sold to and liabilities assumed by Travelzoo (Asia) Limited and Travelzoo Japan K.K. are classified as assets held for sale and liabilities related to assets held for sale on the balance sheet. The notes to the Company’s unaudited condensed consolidated financial statements relate to continuing operations only, unless otherwise indicated.
     As described in Note 15, “Subsequent Events”, subsequent events have been evaluated through the report issuance date, November 9, 2009.

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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2009, there were 16,443,828 shares of common stock outstanding.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $3,000 for these cash payments for the nine months ended September 30, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,068,000 shares had not submitted claims under the program as of September 30, 2009.

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
Note 3: Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. The new accounting standard became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted a new accounting standard which delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of the new accounting standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
     Effective January 1, 2009, the Company adopted a new accounting standard relating to determination of the useful life of intangible assets, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under this new accounting standard, entities which estimate the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this new accounting standard did not have an impact on the Company’s consolidated results of operations or financial condition.
     In April 2009, the FASB issued a new accounting standard relating to interim disclosures about fair value of financial instruments, which requires an entity to provide interim disclosures about the fair value of all financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This new accounting standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In May 2009, the FASB issued a new accounting standard relating to subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new account standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In particular, this new accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Effective June 30, 2009, the Company adopted this new accounting standard. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities, which is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. The Company does not expect the adoption of this new accounting standard to have a material impact on its consolidated results of operations or financial condition.

     In August, 2009, the FASB issued a new accounting standard update regarding the measurement of liabilities at fair value. This accounting standard update provides techniques to be used in measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This accounting standard update is effective prospectively for all interim and annual reporting periods upon issuance. Effective August 2009, the Company adopted this new accounting standard update. The adoption of this new accounting standard update did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In September 2009, the FASB issued a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. The new accounting standard update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting standard update to its consolidated results of operations or financial condition.
Note 4: Financial Instruments
     Carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
     At September 30, 2009, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at September 30, 2009 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$11,433	$11,433	$—	$—

Total	$11,433	$11,433	$—	$—

Note 5: Internal-Use Software and Web Site Development
     The Company includes in fixed assets the capitalized cost of internal-use software and Web site development, including software used to upgrade and enhance its Web site and processes supporting the Company’s business. Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.
     As of September 30, 2009 and December 31, 2008, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $1.0 million and $1.3 million, respectively. For the three months ended September 30, 2009 and 2008, the Company recorded amortization of capitalized internal-use software and Web site development costs of $110,000 and $-0-, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded amortization of capitalized internal-use software and Web site development costs of $299,000 and $-0-, respectively.

Note 6: Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Acquired amortizable intangible assets:
Internet domain names	$2,141	$381
Less accumulated amortization	632	363

Total	$1,509	$18

     Intangible assets have a useful life of five years. Amortization expense was $89,000 and $2,000 for the three months ended September 30, 2009 and 2008, respectively, and $270,000 and $5,000 for the nine months ended September 30, 2009 and 2008, respectively.
     In January 2009, the Company purchased the fly.com domain name for $1.8 million.
     Future expected amortization expense related to intangible assets at September 30, 2009 is as follows (in thousands):

2009	$89
2010	359
2011	357
2012	352
2013	352

$1,509

     The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Note 7: Certain Risks and Uncertainties
     The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally.
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $617,000 and $357,000 at September 30, 2009 and December 31, 2008, respectively.

Note 8: Stock-Based Compensation and Stock Options
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the year ended December 31, 2008. As of September 30, 2009, 12,725 of these options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director. 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the year ended December 31, 2008. As of September 30, 2009, 5,000 of these options are vested and remain outstanding.
     The Company did not record any stock-based compensation for the nine months ended September 30, 2009 and 2008. In addition, all previously issued options vested prior to January 1, 2003.
     In January 2009, 2,158,349 options were exercised at $1.00 per share. As described in Note 1, these options were granted in 2001 as part of the combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel.
     Option activity as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	2,176,074	$1.03
Options exercised	(2,158,349)	$1.00

Outstanding at September 30, 2009	17,725	$2.28	2.20 years	$210
Exercisable and fully vested at September 30, 2009	17,725	$2.28	2.20 years	$210
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based upon the fair market value of the Company’s stock. The Company’s policy is to issue shares from its authorized shares to fulfill stock option exercises.

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
     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss):
Income from continuing operations, net of tax	$1,300	$514	$4,949	$4,187
Loss from discontinued operations, net of tax	(1,595)	(2,303)	(5,097)	(8,175)

Net loss	$(295)	$(1,789)	$(148)	$(3,988)

Weighted average common shares	16,444	14,285	16,396	14,268
Diluted weighted average common shares	16,452	16,166	16,413	16,220
Basic net income (loss) per share from:
Continuing operations	$0.08	$0.04	$0.30	$0.29
Discontinued operations	(0.10)	(0.16)	(0.31)	(0.57)
Net loss	$(0.02)	$(0.13)	$(0.01)	$(0.28)
Diluted net income (loss) per share from:
Continuing operations	$0.08	$0.03	$0.30	$0.26
Discontinued operations	(0.10)	(0.14)	(0.31)	(0.50)
Net loss	$(0.02)	$(0.11)	$(0.01)	$(0.25)
Note 10: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between December 31, 2009 and January 31, 2014. The future minimum lease payments under these operating leases as of September 30, 2009 total $10.9 million. The future lease payments consist of $1,017,000 due in 2009, $3,440,000 due in 2010, $2,364,000 due in 2011, $2,033,000 due in 2012 and $2,085,000 thereafter.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $3,000 for these cash payments for the nine months ended September 30, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the nine months ended September 30, 2009, our effective tax rate was 52%.
     As of September 30, 2009, the total amount of unrecognized tax benefit was approximately $788,000, which if recognized, would reduce the Company’s effective tax rate in the future periods.
     The Company includes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2009 and December 31, 2008, the Company had approximately $130,000 and $111,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California tax examinations for years before 2004. In August 2009, the California Franchise Tax Board completed its audit of the 2004 and 2005 tax years and the audit resulted in no change in the Company’s tax liability. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. In June 2009, the IRS issued its examination report and proposed changes, which would result in a payment of approximately $724,000, which is included in long-term tax liabilities. We have filed a protest letter contesting the adjustments included in the IRS examination report. Settlement discussions with the IRS Office of Appeals have yet to be scheduled, but are expected to begin within the next 12 months.
Note 12: Segment Reporting and Significant Customer Information
     The Company manages its business geographically and has two reportable operating segments: North America and Europe. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. The Company began operations in Europe in May 2005.
     Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.

     The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	North
Three months ended September 30, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$18,830	$4,746	$—	$23,576
Intersegment revenues	84	4	(88)	—

Total net revenues	18,914	4,750	(88)	23,576

Operating income (loss)	3,630	(1,317)	(33)	2,280

	North
Three months ended September 30, 2008:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$16,006	$2,594	$—	$18,600
Intersegment revenues	13	9	(22)	—

Total net revenues	16,019	2,603	(22)	18,600

Operating income (loss)	4,222	(2,248)	1	1,975

	North
Nine months ended September 30, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$58,474	$11,720	$—	$70,194
Intersegment revenues	208	30	(238)	—

Total net revenues	58,682	11,750	(238)	70,194

Operating income (loss)	13,898	(3,661)	(53)	10,184

	North
Nine months ended September 30, 2008:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$54,025	$7,182	$—	$61,207
Intersegment revenues	77	39	(116)	—

Total net revenues	54,102	7,221	(116)	61,207

Operating income (loss)	17,415	(6,502)	2	10,915

	North		Discontinued
As of September 30, 2009	America	Europe	Operations	Elimination	Consolidated
Property and equipment, net	$3,980	$186	$—	$—	$4,167
Total assets	58,127	5,074	1,050	(25,477)	38,774

	North		Discontinued
As of December 31, 2008	America	Europe	Operations	Elimination	Consolidated
Property and equipment, net	$3,890	$210	$—	$—	$4,100
Total assets	63,476	3,934	831	(32,919)	35,322

     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of Revenues		Percent of Revenues		Percent of Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2009	2008	2009	2008	2009	2008
Orbitz Worldwide	*	13%	*	12%	*	16%

*	Less than 10%
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
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(295)	$(1,789)	$(148)	$(3,988)
Other comprehensive loss:
Foreign currency translation adjustments	$(451)	$(189)	$(1)	$(379)

Total comprehensive loss	$(746)	$(1,978)	$(149)	$(4,367)

     Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of cumulative foreign currency translation adjustments.
Note 14: Assets Held for Sale and Discontinued Operations
     On September 30, 2009, the Company and its principal Asia Pacific subsidiaries entered into two definitive Asset Purchase Agreements (“Asset Purchase Agreements”) with Azzurro Capital Inc., a company owned and controlled by The Ralph Bartel 2005 Trust, on behalf of itself, and Azzurro Capital Inc.’s newly formed wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. to acquire substantially all of the assets, and with the exception of intercompany loans, assume substantially all of the liabilities of Travelzoo’s principal Asia Pacific subsidiaries, which constitute Travelzoo’s Asia Pacific operating segment. The aggregate purchase price under the Asset Purchase Agreements was $3,600,000, subject to a working capital adjustment, as defined in the Asset Purchase Agreements, based on unaudited balance sheets as of October 31, 2009. Ralph Bartel, the Company’s Chairman and principal shareholder, is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust.
     As part of the transaction, the Company and Azzurro Capital Inc., Travelzoo (Asia) Limited and Travelzoo Japan K.K. entered into the following additional agreements:
•	A License Agreement providing for a limited, nontransferable (except as provided therein), perpetual, exclusive (except as provided therein) fully paid-up license to perform the Licensed Services and Licensed Business Processes (as defined in the license Agreements), and to use the Licensed Marks, the Licensed Software, the Licensed Trade Secrets, and the licensed Works (as defined in the License Agreements) in connection with the Licensed Services and Licensed Business Processes within the Territory, which is defined as all countries located in those time zones that are more than five hours ahead of Greenwich Mean Time, based on Standard time, including India and Pakistan, but excluding Russia.

•	A Hosting Agreement under which Travelzoo agrees to host, transact, process, store, implement, operate, manage, maintain and provide access to licensed software and to data files and content provided by Travelzoo (Asia) Limited and Travelzoo Japan K.K. for use in connection with the Licensed Services and the Licensed Business Processes referred to in the Hosting Agreement.

•	A Referral Agreement pursuant to which each party will, on a non-exclusive basis, make customer referrals to each other, in consideration for receiving a specified percentage of the revenues derived from such referrals.

•	A Transition Services Agreement under which Travelzoo agrees to provide, at the option of the Travelzoo (Asia) Limited and Travelzoo Japan K.K, certain services on a temporary basis, at the prices and on other terms to be determined as provided in the Transition Services Agreement.
     The Company and Azzurro Capital Inc. also entered into an Option Agreement (the “Option Agreement”) on September 30, 2009, under which the Company will have an option (the “Option”) to acquire the assets or shares of the Travelzoo (Asia) Limited and Travelzoo Japan K.K., exercisable during the month of June in any year from 2011 to 2020. The Option is also exercisable upon receipt by Travelzoo of a notice delivered under the Option Agreement of (a) the intent for either of both of the Travelzoo (Asia) Limited and Travelzoo Japan K.K. to cease operations or (b) an intention to effect an initial public offering of the shares of either of Travelzoo (Asia) Limited or Travelzoo Japan K.K. The purchase price under the Option will be the fair market value of the assets and business being acquired, determined by third party appraisal under the procedures set forth in the Option Agreement.
     A voting agreement was also reached between the Company and Ralph Bartel with the intent to avoid any future conflicts of interest relating to the dealings between the Company and Azzurro Capital Inc. and their affiliates. Under the voting agreement, Mr. Bartel agrees to vote (or cause to be voted) any shares of the Company over which he has voting control, with respect to any proposal relating the Asia Pacific business, Azzurro Capital Inc., Travelzoo (Asia) Limited, or Travelzoo Japan K.K., in the same manner and in the same proportion that all other securities of the same class are voted at any meeting of the stockholders of the Company, provisions relating to the exercise of his voting rights as a shareholder or director of the Company in respect of matters between the Company and Azzurro Capital Inc. As a member of the Company’s Board of Directors, Mr. Bartel also agrees to abstain from all deliberations and decisions of the Board of Directors with respect to any matters relating to any dealings, agreements or arrangements between the Company or any of its affiliates and Azzurro Capital Inc. or any of its affiliates, including with respect to the exercise of the Option, as mentioned above, except to the extent his vote shall be required to constitute a quorum or otherwise to permit the Board of Directors to take action, in which case he shall vote with the majority of the other members of the Board of Directors (or shall abstain in the case of a tie).
     Further information concerning the transaction is provided in the Company’s reports on Form 8-K filed on October 5 and November 3, 2009.

     All of the Asia Pacific operating segment’s assets and related liabilities, except for intercompany loans, cash and certain fixed assets, are classified as assets held for sale and liabilities related to assets held for sale as of September 30, 2009. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. The Company will not have significant ongoing involvement with the operations of the Asia Pacific operating segment and will not have any economic interests in the Asia Pacific operating segment after the sale is completed. Accordingly, the sale of the Asia Pacific operating segment is treated as discontinued operations under the relevant accounting literature.
Assets Held for Sale
     The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$547	$185
Deposits	67	40
Prepaid expenses and other current assets	277	370
Property and equipment, net	114	159
Other long-lived assets	45	77

Total assets held for sale	$1,050	$831

Liabilities:
Accounts payable and accrued liabilities:	$1,441	1,221
Other current liabilities	57	60

Total liabilities related to assets held for sale	$1,498	$1,281

     The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$856	$207	$1,886	$317
Cost of revenues	58	48	158	100

Gross profit	798	159	1,728	217

Operating expenses:
Sales and marketing	1,360	1,256	3,483	4,800
General and administrative	1,143	1,237	3,483	3,731

Total operating expenses	2,503	2,493	6,966	8,531

Operating loss from discontinued operations	(1,705)	(2,334)	(5,238)	(8,314)
Other income and (expense)	104	(5)	93	9

Loss from discontinued operations before income taxes	(1,601)	(2,339)	(5,145)	(8,305)
Income taxes benefit	6	36	48	130

Loss from discontinued operations, net of tax	$(1,595)	$(2,303)	$(5,097)	$(8,175)

Note 15: Subsequent Events
     On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. pursuant to the terms of the Asset Purchase Agreements as described in Note 14, “Assets Held for Sale and Discontinued Operations.”

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
     Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. More than 1,000 travel and entertainment companies purchase our advertising services.
     On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K, wholly owned subsidiaries of Azzurro Capital Inc. Information concerning this transaction is provided in the Company’s reports on Form 8-K filed on October 5 and November 3, 2009.
     Starting November 1, 2009, the Travelzoo Web sites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results from our continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	6.2	4.4	5.9	3.2

Gross profit	93.8	95.6	94.1	96.8

Operating expenses:
Sales and marketing	57.0	55.5	53.4	53.4
General and administrative	27.1	29.5	26.2	25.6

Total operating expenses	84.1	85.0	79.6	79.0

Operating income from continuing operations	9.7	10.6	14.5	17.8
Other income and expenses, net	1.4	(0.1)	0.1	0.5

Income from continuing operations, before income taxes	11.1	10.5	14.6	18.3
Income taxes	5.5	7.8	7.5	11.5

Income from continuing operations	5.6%	2.7%	7.1%	6.8%

     For the three months ended September 30, 2009, we reported operating income from continuing operations of approximately $2.3 million. Our operating margin from continuing operations decreased to 9.7% for the three months ended September 30, 2009 compared to 10.6% for the same period last year. The main reason for the decrease in operating margin from continuing operations is our cost of revenues as a percentage of revenues increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 (see “Cost of Revenues” below). This was partially offset by a decrease in operating expense as a percentage of revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 (see “Operating Expenses” below).
     For the nine months ended September 30, 2009, we reported operating income from continuing operations of approximately $10.2 million. Our operating margin from continuing operations decreased to 14.5% for the nine months ended September 30, 2009 compared to 17.8% for the same period last year. The main reason for the decrease in operating margin from continuing operations is our cost of revenues as a percentage of revenues increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (see “Cost of Revenues” below).
     We do not know whether our cost of revenues as a percentage of revenues will continue to increase in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases. We expect fluctuations of cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
     We do not know what our sales and marketing expenses as a percentage of revenues will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenues. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of September 30, 2009 and 2008 and the total number of page views for the homepages of the Travelzoo Web sites in North America and Europe for the nine months ended September 30, 2009 and 2008. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	September 30,		Year-over-Year
	2009	2008	Change
Subscribers:
North America
Travelzoo Top 20	12,462,000	10,642,000	17%
Newsflash	10,639,000	8,693,000	22%
Europe
Travelzoo Top 20	3,206,000	2,064,000	55%
Newsflash	3,116,000	1,960,000	59%

	Nine Months Ended September 30,		Year-over-Year
	2009	2008	Change*
Page views of homepages of Travelzoo Web sites:
North America	28,373,000	22,314,000	27%
Europe	11,155,000	5,658,000	97%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites.
     In North America, revenues for the nine months ended September 30, 2009 increased by 8% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of September 30, 2009 increased by 17% compared to September 30, 2008 and page views of the homepages of the Travelzoo Web sites in North America for the nine months ended September 30, 2009 increased by 27% from the same period last year. In North America, revenues for the nine months ended September 30, 2009 increased at a lower rate than the rate of increase in the number of subscribers to our Travelzoo Top 20 e-mail newsletter and the rate of increase in Web site traffic. In North America, we believe we were unable to fully convert higher reach into higher revenues because we were unable to increase our advertising rates significantly due to intense competition in our industry.
     In Europe, revenues for the nine months ended September 30, 2009 increased by 63% from the same period last year. In local currency terms, revenues for the nine months ended September 30, 2009 increased by 104% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of September 30, 2009 increased by 55% compared to September 30, 2008 and page views of the homepages of the Travelzoo Web sites in Europe for the nine months ended September 30, 2009 increased by 97% from the same period last year. In Europe, revenues in local currency terms increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in Web site traffic.
Revenues
     Our total revenues increased to $23.6 million for the three months ended September 30, 2009 from $18.6 million for the three months ended September 30, 2008. This represents an increase of $5.0 million or 27%. $2.8 million of the increase in revenues came from our operations in North America, which had an increase of 18% in revenues year-over-year and was attributed primarily to a $1.8 million increase in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter and the

Newsflash e-mail alert service and an $840,000 increase in revenues from our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in February 2009. $2.2 million of the increase in revenues came from our operations in Europe, which had an increase of 83% in revenues year-over-year and was attributed primarily to a $1.6 million increase in revenue from fixed-fee advertising delivered in the Top 20 e-mail newsletter and on the Travelzoo Web site. In local currency terms, revenues from our operations in Europe increased 110% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended September 30, 2009 would have been approximately $549,000 higher than reported revenues of $4.8 million.
     Our total revenues increased to $70.2 million for the nine months ended September 30, 2009 from $61.2 million for the nine months ended September 30, 2008. This represents an increase of $9.0 million or 15%. $4.5 million of the increase in revenues came from our operations in Europe, which had an increase of 63% in revenues year-over-year and was attributed primarily to a $3.4 million increase in revenue from fixed-fee advertising delivered in the Top 20 e-mail newsletter and on the Travelzoo Web site and a $452,000 increase in revenue from our Newsflash e-mail alert service. In local currency terms, revenues from our operations in Europe increased 104% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the nine months ended September 30, 2009 would have been approximately $2.4 million higher than reported revenues of $11.7 million. $4.5 million of the increase in revenues came from our operations in North America and was attributed primarily to a $2.2 million increase in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter and the Newsflash e-mail alert service and a $1.8 million increase in revenues from our search products, which consist of SuperSearch and Fly.com. We launched Fly.com in February 2009.
     For three and nine months ended September 30, 2009, none of our customers accounted for 10% or more of our revenue. For the three and nine months ended September 30, 2008, Orbitz Worldwide accounted for 13% and 12% of our total revenues, respectively.
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
     Average annualized revenue per employee increased to $510,000 for the three months ended September 30, 2009 from $477,000 for the three months ended September 30, 2008. The increase in average revenue per employee for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to a faster rate of growth in revenues from our operations in North America and Europe compared to the rate of growth in headcount for our operations in North America and Europe.

Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized Web site development costs, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.5 million for the three months ended September 30, 2009 from $819,000 for the three months ended September 30, 2008. As a percentage of revenue, cost of revenues increased to 6.2% for the three months ended September 30, 2009 from 4.4% for the three months ended September 30, 2008. The $645,000 increase in cost of revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a $492,000 increase in fees we pay related to user searches on Fly.com and a $214,000 increase in depreciation and maintenance costs.
     Our cost of revenues increased to $4.1 million for the nine months ended September 30, 2009 from $1.9 million for the nine months ended September 30, 2008. As a percentage of revenue, cost of revenues increased to 5.9% for the nine months ended September 30, 2009 from 3.2% for the nine months ended September 30, 2008. The $2.2 million increase in cost of revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to a $1 million increase in fees we pay related to user searches on Fly.com, a $632,000 increase in depreciation and maintenance costs, and a $404,000 increase in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $13.4 million for the three months ended September 30, 2009 from $10.3 million for the three months ended September 30, 2008. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo and Fly.com. The $3.1 million increase in sales and marketing expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a $1.4 million increase in subscriber acquisition expenses, an $850,000 increase in salary and employee related expenses, a $746,000 increase in advertising to acquire traffic to our Web sites, and a $547,000 increase in marketing expenses for Fly.com, offset by a $296,000 decrease in brand and trade marketing expense. For the three months ended September 30, 2009 and 2008, advertising expenses accounted for 63% and 59%, respectively, of total sales and marketing expenses.
     Sales and marketing expenses increased to $37.5 million for the nine months ended September 30, 2009 from $32.7 million for the nine months ended September 30, 2008. The $4.8 million increase in sales and marketing expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to a $2.1 million increase in salary and employee related expenses, a $1.8 million increase in subscriber acquisition expenses, a $1.5 million increase in marketing expenses for Fly.com, and an $878,000 increase in advertising to acquire traffic to our Web sites offset by an $811,000 decrease in brand marketing expenses and a $585,000 decrease in trade and other marketing expenses. For the nine months ended September 30, 2009 and 2008, advertising expenses accounted for 70% and 62%, respectively, of total sales and marketing expenses.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France. The continuing build-up of our business in Europe is expected to result in a relatively high level of sales and marketing expense in the foreseeable future.

     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.4 million for the three months ended September 30, 2009 from $5.5 million for the three months ended September 30, 2008. The $915,000 increase in general and administrative expenses was primarily due to a $700,000 increase in salary and employee related expenses and a $186,000 increase in depreciation and amortization expenses.
     General and administrative expenses increased to $18.4 million for the nine months ended September 30, 2009 from $15.7 million for the nine months ended September 30, 2008. The $2.8 million increase in general and administrative expenses was primarily due to a $1.6 million increase in salary and employee related expenses, a $535,000 increase in depreciation and amortization expenses, and a $220,000 increase in legal and professional service expense.
     In the nine months ended September 30, 2009 and 2008, the Company recorded expenses of $3,000 and $14,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2006, 2007, 2008, and the first three quarters of 2009, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: This is the quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2006	$2.54	714,643	(317,947)	9,773,550
Q2 2006	$2.11	737,735	(532,676)	9,978,609
Q3 2006	$1.86	491,524	(327,471)	10,142,662
Q4 2006	$1.56	373,559	(288,883)	10,227,338
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2006	$2.15	143,666	(16,831)	424,604
Q2 2006	$2.69	129,438	(34,070)	519,972
Q3 2006	$1.23	126,566	(29,794)	616,744
Q4 2006	$2.94	69,489	(30,943)	655,290
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
     In North America, we have noted a trend of decreasing average cost per acquisition of a new subscriber (“CPA”) over the last four quarters after a period of increasing CPA. The decrease in CPA in North America in Q3 2006 was impacted by a credit received from a vendor in the amount of $170,000. The recent quarterly decreases in CPA reflect the effects of new advertising campaigns and decreases in advertising rates by our media suppliers. We do not consider the decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.
     In Europe, we see a large fluctuation in the CPA. The CPA fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA. In Q3 2009, a higher proportion of the total subscribers we acquired were in Germany, where historically, the acquisition costs have been higher compared to the other countries in Europe. This was the primary reason for the increase in the CPA in Q3 2009 compared to Q2 2009.
     Future increases in CPA are likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward, we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our CPA over the long term. The effect on operations is that greater absolute and relative marketing expenditure may be necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.

Segment Information
     We have presented the business segments in this report based on our organizational structure as of September 30, 2009.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net revenues	$18,914	$16,019	$58,681	$54,102
Income from operations	3,630	4,222	13,898	17,415
Income from operations as a % of revenues	19.2%	26.4%	23.7%	32.2%
     In North America, revenues increased $2.9 million or 18% for the three months ended September 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses as a percentage of revenue increased to 49%, or $9.2 million, for the three months ended September 30, 2009 from 45%, or $7.3 million, for the three months ended September 30, 2009. The $2.0 million increase in sales and marketing expense was primarily due to a $794,000 increase in advertising to acquire traffic to our Web sites, a $590,000 increase in advertising to acquire new subscribers for our e-mail products, and a $547,000 increase in marketing expenses for Fly.com. General and administrative expenses as a percentage of revenue increased to 25%, or $4.7, million for the three months ended September 30, 2009 from 24%, or $3.8 million for the three months ended September 30, 2008. The $938,000 increase in general and administrative expense was primarily due to a $374,000 increase in salary and employee related expenses and a $179,000 increase in depreciation and amortization expenses. Income from operations for North America as a percentage of revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 decreased to 19.2% from 26.4%.
     In North America, revenues increased $4.6 million, or 8%, for the nine months ended September 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses as a percentage of revenue increased to 47%, or $27.6 million, for the nine months ended September 30, 2009 from 43%, or $23.5 million, for the nine months ended September 30, 2008. The $4.1 million increase in sales and marketing expense was primarily due to a $1.5 million increase in marketing expenses for Fly.com, a $1.5 million increase in advertising to acquire new subscribers for our e-mail products, and a $1.4 million increase in advertising to acquire traffic to our Web sites, offset by an $811,000 decrease in expenses for brand marketing campaigns. General and administrative expenses as a percentage of revenue increased to 23%, or $13.4, million for the nine months ended September 30, 2009 from 21%, or $11.4 million, for the nine months ended September 30, 2008. The $2.0 million increase in general and administrative expense was primarily due to a $573,000 increase in salary and employee related expenses, a $509,000 increase in depreciation and amortization expense, a $444,000 increase in legal and professional services expense, and a $186,000 increase in bad debt expense. Income from operations for North America as a percentage of revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 decreased to 23.7% from 32.2%.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net revenues	$4,750	$2,603	$11,750	$7,222
Loss from operations	(1,317)	(2,248)	(3,661)	(6,502)
Loss from operations as a % of revenues	27.7%	86.4%	31.2%	90.0%
     In Europe, revenues increased $2.1 million, or 82%, for the three months ended September 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses increased by $1.2 million to $4.3 million for the three months ended September 30, 2009 compared to three months ended September 30, 2008. The $1.2 million increase in sales and marketing expense was primarily due to a $764,000 increase in advertising to acquire new subscribers for our e-mail products and a $405,000 increase in salary and employee related expenses. General and administrative expenses remained flat at $1.7 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our loss from operations in Europe was $1.3 million for the three months ended September 30, 2009 compared to a loss of $2.2 million for the three months ended September 30, 2008. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the three months ended September 30, 2009 would have been approximately $54,000 higher.
     In Europe, revenues increased $4.5 million, or 63%, for the nine months ended September 30, 2009 compared to the same period in 2008 (see “Revenues” above). Sales and marketing expenses increased to $9.9 million for the nine months ended September 30, 2009 from $9.1 million for the nine months ended September 30, 2008. The $772,000 increase in sales and marketing expense was primarily due to an $867,000 increase in salary and employee related expenses and a $275,000 increase in advertising to acquire new subscribers to our e-mail products, offset by $527,000 decrease in advertising to acquire traffic to our Web sites. General and administrative expenses increased by $788,000 to $5.2 million for the nine months ended September 30, 2009 compared to the prior year period primarily due to a $1.1 million increase in salary and employee related expenses, offset by a $230,000 decrease in legal and professional services expenses and a $128,000 decrease in bad debt expense. Our loss from operations in Europe was $3.7 million for the nine months ended September 30, 2009 compared to a loss of $6.5 million for the nine months ended September 30, 2008. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the nine months ended September 30, 2009 would have been approximately $344,000 higher.
Income Taxes
     We recorded income tax provisions of $1.3 million and $1.5 million, relating to income from continuing operations, for the three months ended September 30, 2009 and September 30, 2008, respectively. We recorded income tax provisions of $5.3 million and $7.1 million, relating to income from continuing operations, for the nine months ended September 30, 2009 and September 30, 2008, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended September 30, 2009 and 2008, our effective tax rates were 50% and 74%, respectively. For the nine months ended September 30, 2009 and 2008, our effective tax rates were 52% and 63%, respectively. Our effective tax rate decreased for the three months ended September 30, 2009 compared to 2008 and for the nine months ended September 30, 2009 compared to 2008 primarily due to the decrease in losses from our Europe business segments which were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.
     In January 2009, the IRS issued a Notice of Proposed Adjustment contesting our tax deductions in 2005 and 2006 related to the program under which we made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. In June 2009, the IRS issued its examination report and proposed changes, which would result in a payment of approximately $724,000, which is included in long-term tax liabilities. We have filed a protest letter contesting the adjustments included in the IRS examination report. Settlement discussions with the IRS Office of Appeals have yet to be scheduled, but are expected to begin within the next 12 months.
Liquidity and Capital Resources
     As of September 30, 2009, we had $15.7 million in cash and cash equivalents. Cash and cash equivalents increased from $14.2 million as of December 31, 2008 primarily as a result of cash provided by operating activities and financing activities offset by cash used in investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$2,719	$(2,816)
Net cash used in investing activities	(3,368)	(3,826)
Net cash provided by financing activities	2,158	185
Effect of exchange rate changes on cash and cash equivalents	6	(348)

Net increase (decrease) in cash and cash equivalents	$1,515	$(6,805)

     Cash provided by operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2009 increased by $5.5 million compared to the nine months ended September 30, 2008. The $5.5 million increase in cash provided by operating activities was due to a $3.8 million increase in net income, a $1.1 million increase in non-cash related items related to depreciation and amortization and provision for losses on accounts receivable and a $496,000 increase in our operating assets and liabilities.
     Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2009 compared to $3.8 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we used $1.8 million to purchase the fly.com domain name and we used $1.6 million for the purchase of property and equipment. During the nine months ended September

30, 2008, we used $2.9 million for the purchase of property and equipment and $875,000 to purchase restricted cash which serves as the collateral for a standby letter of credit for the security deposit of our corporate headquarters.
     Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2009 and September 30, 2008, net cash provided by financing activities was due to the exercise of stock options.
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
     Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events and opportunities or a less favorable than expected development of our business in Europe may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements.
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
     If the development of our business in Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in Europe with the objective of reducing cash outflow. For the nine months ended September 30, 2009, cash used in operating activities in Europe was $2.3 million.
     The following summarizes our principal contractual commitments as of September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$1,017	$3,440	$2,364	$2,033	$1,924	$161	$10,936
Purchase obligations	423	1,205	—	—	—	—	1,628

Total commitments	$1,440	$4,645	$2,364	$2,033	$1,924	$161	$12,564

     We also have contingencies related to net unrecognized tax benefits of approximately $788,000 as of September 30, 2009, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
Growth Strategy
     Our growth strategy has three main elements:
•	International expansion: We want to grow our revenue and operating profit through multiplying the Travelzoo business in attractive international markets in Europe and in North America. We want to develop a strong competitive position through building a strong global brand and unique global content.

•	Expand scope of Travelzoo® business: We want to grow our revenue and operating profit through expanding the Travelzoo product offerings and content into entertainment (e.g., Broadway shows, sporting events).

•	Fly.com: We want to grow revenue and operating profits through building up Fly.com, our new meta-search engine for airfares. We have identified meta-search as an opportunity with attractive economics and great synergies with Travelzoo.

     We launched the Travelzoo business in the U.K. in 2005, in Canada in 2006, in Germany in 2006, in France in 2007, and in Spain in 2008. We began developing and offering entertainment content and related advertising services in 2008. We launched Fly.com in February 2009.
Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. The new accounting standard became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2009, we adopted a new accounting standard which delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of the new accounting standard did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2009, the Company adopted a new accounting standard relating to determination of the useful life of intangible assets, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under this new accounting standard, entities which estimate the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this new accounting standard did not have an impact on the Company’s consolidated results of operations or financial condition.
     In April 2009, the FASB issued a new accounting standard relating to interim disclosures about fair value of financial instruments, which requires an entity to provide interim disclosures about the fair value of all financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This new accounting standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this new accounting standard did not have a material impact on the our consolidated results of operations or financial condition.
     In May 2009, the FASB issued a new accounting standard relating to subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new account standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In particular, this new accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Effective June 30, 2009, we adopted this new accounting standard. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.
     In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities, which is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. We do not expect the adoption of this new accounting standard to have a material impact on its consolidated results of operations or financial condition.
     In August 2009, the FASB issued a new accounting standard update regarding the measurement of liabilities at fair value. This accounting standard update provides techniques to be used in measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This accounting standard update is effective prospectively for all interim and annual reporting periods upon issuance. Effective August 2009, we adopted this new accounting standard update. The adoption of this new accounting standard update did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In September 2009, the FASB issued a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. The new accounting standard update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting standard update to its consolidated results of operations or financial condition.
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
     For the three and nine months ended September 30, 2009, we reported net losses of $295,000 and $148,000, respectively. For the year ended December 31, 2008, we reported a net loss of $4.1 million. Although we had been profitable prior to 2008, there is no assurance that we will be profitable again in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Europe to incur losses in the next 12 months. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     For the nine months ended September 30, 2009, our cash and cash equivalents increased by $1.5 million to $15.7 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our cash needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France.
     Although our revenues in Europe increased 63% in the nine months ended September 30, 2009 from the same period last year, we expect our operations in Europe will continue to incur losses in the next 12 months primarily as a result of significant expenses related to subscriber acquisition and other marketing activities. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors what will allow us to increase our advertising rates and increase our revenues in Europe.
     The losses from our operations in Europe may not have any recognizable tax benefit. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2009, we had 185 employees from our continuing operations. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of November 1, 2009, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
     On October 15, 2004, we announced a program under which we would make cash payments to persons who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $3,000 for these cash payments for the nine months ended September 30, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of September 30, 2009.

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
     We have registered the Travelzoo trademark in the U.S., Canada, and the U.K. If we are unable to protect our rights in the mark in North America and Europe, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.
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
     Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as their functional currency. We have performed a sensitivity analysis as of September 30, 2009, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $623,000 foreign exchange loss for the three month and nine month periods ended September 30, 2009.
Item 4. Controls and Procedures
     For the period ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: November 9, 2009