Form 10-K
period 2009-12-31
TRAVELZOO INC
filed 2010-03-16
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $60,650,437.

The number of shares outstanding of the Registrant’s Common Stock as of February 26, 2010 was 16,443,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

Overview

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 18 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated from advertising fees.

Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.

Starting November 1, 2009, the Travelzoo Web sites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company. See Note 11 to the accompanying consolidated financial statements.

More than 2,000 companies use our services, including American Airlines, Avis Rent A Car, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels and Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Virgin Atlantic.

Our revenues are generated from advertising fees. Our revenues have grown on an annual basis since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $94.0 million for the year ended December 31, 2009.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2009, European operations were 17% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 “Segment Reporting and Significant Customer Information,” to the accompanying consolidated financial statements.

Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of February 26, 2010.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of February 26, 2010, there were 16,443,828 shares of common stock outstanding.

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

Our Industry

While our mission is to provide our subscribers and users the highest quality information about the best travel and entertainment deals, our revenues are generated from advertising fees. According to Kantar Media, travel companies in the U.S. spent $2.8 billion in 2009 on advertising, with $815 million in 2009 being spent on advertising in newspapers (source: Kantar Media, 2010). We believe that newspapers are currently the main medium for travel companies to advertise their offers though the percentage spent on advertising in newspapers has been decreasing.

We believe that several factors are causing and will continue to cause travel companies to increase their spending on Internet advertising of offers:

•	The Internet Is Consumers’ Preferred Information Source. Market research shows that the Internet has become consumers’ preferred information source for travel (source: Forrester’s North American Technographics Travel Online Survey, Q1 2008).

•	Benefits of Internet Advertising vs. Print Advertising. Internet advertising provides travel companies advantages compared to print advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “— Benefits to Travel and Entertainment Companies” below.

•	New Advertising Opportunities. The Internet allows travel companies to advertise their sales and specials in a fast, flexible, and cost-effective manner that has not been possible before.

•	Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers’ Web sites versus selling through travel agents. Internet advertising attracts consumers to suppliers’ Web sites.

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

We believe that travel companies need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because travel services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the travel service has become worthless is very short. The solution must be flexible, because the travel industry is dynamic and the demand for excess inventory is difficult to forecast. It is difficult for travel companies to price excess inventory and to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective, because excess inventory is often sold at highly discounted prices, which lowers margins.

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

Our Products and Services

We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, and entertainment companies with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo Web sites, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency Web sites. While our products provide advertising opportunities for travel and entertainment companies, they also provide

Internet users with a free source of information on current sales and specials from thousands of travel and entertainment companies.

As travel and entertainment companies increasingly utilize the Internet to promote their offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows travel and entertainment companies to add, update, and delete special offer listings on a real-time basis. Our software also provides travel and entertainment companies with real-time performance tracking, enabling them to optimize their marketing campaigns.

The following table presents an overview of our products:

Publication
Product	Content	Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits

Travelzoo Web sites	Web sites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel and entertainment companies	24/7	10.6 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week’s most outstanding deals	Weekly	15.9 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	14.0 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	6.0 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Travelzoo Network	A network of third-party Web sites that list outstanding deals published by Travelzoo	24/7	Over 160 third-party Web sites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Fly.com	Travel search engine that enables users to find and compare the best flight options from multiple sources	On-demand	1.5 million monthly searches since launch in February 2009	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser’s Web site	Free access to real-time price comparisons from airlines and online travel agencies

*	For Travelzoo Web sites, reach information is based on data from Google Analytics. For Top 20, Newsflash, SuperSearch, Travelzoo Network, and Fly.com, reach/usage information is based on internal Travelzoo statistics as of December 31, 2009.

In 2009, 83% of our total revenues were generated from our North America operations, and 17% of our total revenues were generated from our European operations. See Note 8 to the accompanying consolidated financial statements.

Benefits to Travel and Entertainment Companies

Key features of our solution for travel and entertainment companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel and entertainment companies to advertise special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel and entertainment companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel and entertainment companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel and entertainment companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 15 million travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Canada, France, Germany, Spain, and the U.K.

Benefits to Consumers

Our Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, ww.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), Travelzoo Top 20 newsletter, Newsflash, SuperSearch search tool, the Travelzoo Network, and Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo Web sites and our Travelzoo Top 20 e-mail newsletter aggregate information on current offers from more than 2,000 travel and entertainment companies. This saves the consumer time when searching for travel and entertainment sales and specials.

•	Current Information. Compared to newspaper ads, we provide consumers more current information, since our technology enables travel and entertainment companies to update their listings on a real-time basis.

•	Reliable Information. We operate a Test Booking Center to check the availability of travel and entertainment deals included in the Travelzoo Top 20 before publishing.

•	Search Tools. We provide consumers with the ability to search for specific offers.

Growth Strategy

Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry. We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brand within the travel industry.

•	Increase Reach: In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users by product excellence that is promoted by word-of-mouth.

•	Quality User Base: We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertising Clients: We intend to continue to grow our advertising client base by expanding the size of our sales force. See “— Sales and Marketing” below.

•	Excellent Service: We believe that it is important to provide our advertising clients with excellent service.

•	Replicate Business Model in Foreign Markets. We believe that there is an opportunity to replicate our business model in selected foreign markets. We believe that there will be an additional market opportunity for us. In addition, we believe that we would strengthen our strategic position if we offered global advertising solutions to existing and new clients.

Clients

As of December 31, 2009, our advertising client base included more than 2,000 travel and entertainment companies, including airlines, hotels, cruise lines, vacations packagers, tour operators, car rental companies, and travel agents. Some of our clients are:

American Airlines	Interstate Hotels & Resort
Apple Vacations	JetBlue Airways
Avis Rent A Car	Kimpton Hotels
British Airways	Liberty Travel
CheapTickets	Lufthansa
Cirque du Soleil	Marriott Hotels
Delta Air Lines	Orbitz Worldwide
Expedia	Royal Caribbean
Fairmont Hotels and Resorts	Spirit Airlines
Funjet Vacations	Starwood Hotels & Resorts Worldwide
Harrah’s Entertainment	Travelocity
Hawaiian Airlines	United Airlines
Hertz International	Virgin America
Hilton Hotels	Virgin Atlantic
InterContinental Hotels Group	Walt Disney Parks & Resorts

As discussed in Note 8 to the accompanying consolidated financial statements, we did not have any clients that accounted for 10% or more of our total revenues during the year ended December 31, 2009. One client accounted for 10% or more of our total revenues during the year ended December 31, 2008 and two clients each accounted for 10% or more of our total revenues during the year ended December 31, 2007. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Although we did not have any clients that accounted for 10% or more of our total revenues during the year ended December 31, 2009, it is possible that we may have a client or clients that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.

Sales and Marketing

As of December 31, 2009, our advertising sales force and sales support staff consisted of 51 employees worldwide. We intend to grow our advertising client base by expanding the size of our sales force.

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

We co-locate our production servers with Equinix, Inc. (“Equinix”), a global provider of hosting, network, and application services. Equinix’s facilities include features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with Equinix will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our Web sites, our users are not required to download or upload large files from or to our Web sites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

Our software is written using widely used standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft. We have generally standardized our hardware platform on HP servers and Cisco switches.

Competition

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We compete with travel meta-search engines and online travel deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price and performance.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger client bases than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive solutions.

New technologies could increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. Competition could result in reduced margins on our services, loss of market share or less use of our products by travel and entertainment companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

Employees

As of December 31, 2009, we had 193 employees worldwide. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated further growth, we expect that the number of our employees will continue to increase for the foreseeable future.

Internet Access to Other Information

We make available free of charge, on or through our Web site (www.travelzoo.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information included on our Web site does not constitute part of this Report.

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

In the year ended December 31, 2009, we generated net income of $5.2 million. Although we had been profitable in the past, we incurred a net loss in 2008, and there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Europe to incur losses in the next 12 months. We expect that this will have a material negative impact on our operating margins, net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock.

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

Our current revenue model depends on advertising fees paid primarily by travel and entertainment companies. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient

Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.

For the year ended December 31, 2009 our cash and cash equivalents increased by $5.6 million to $19.8 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the demand for online advertising from travel and entertainment companies. The recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition.

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

Although our revenues in Europe increased 70% in the twelve months ended December 31, 2009 from the same period last year, we expect our operations in Europe will continue to incur losses in the next 12 months primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

The losses from our operations in Europe may not have any recognizable tax benefit. We expect this will have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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

We will not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.

To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services. We may not succeed in developing features, functions, products or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business.

We may lose business if we fail to keep pace with rapidly changing technologies and client needs.

Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online advertising. Our current technology may not meet the future technical requirements of travel and entertainment companies. Trends that could have a critical impact on our success include:

•	rapidly changing technology in online advertising;

•	evolving industry standards, including both formal and de facto standards relating to online advertising;

•	developments and changes relating to the Internet;

•	competing products and services that offer increased functionality; and

•	changes in travel company, entertainment company, and Internet user requirements.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2009, we had 193 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Our operations may be adversely affected by changes in our senior management.

On November 18, 2009, the Company entered into an employment agreement with Christopher Loughlin, the Company’s current Executive Vice President, Europe, under which, effective July 1, 2010, Mr. Loughlin will serve as the Company’s Chief Executive Officer. Mr. Loughlin will replace Holger Bartel as Chief Executive Officer. Mr. Loughlin served as the Company’s Vice President of Business Development from 2001 to 2005 and served as the Company’s Senior Vice President and General Manager, Travelzoo U.K. from 2005 to 2006. Since 2006 Mr. Loughlin has served as the Company’s Executive Vice President, Europe, and has extensive familiarity with the business and operations of the Company. However, there can be no assurances that these changes in the senior management of the Company will not have an adverse effect on the business of the Company, temporarily or otherwise.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We compete with travel meta-search engines and online travel deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by travel companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

Loss of any of our key management personnel could negatively impact our business.

Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Holger Bartel, our Chief Executive Officer, and Christopher Loughlin, who is scheduled to become our Chief Executive Officer on July 1, 2010. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2009, the sales price of our common stock on the NASDAQ Global Select Market ranged from $3.72 to $15.38. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of February 26, 2010, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $7,000 for these cash payments for the year ended December 31, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of December 31, 2009.

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

We are headquartered in New York, New York, where we occupy approximately 10,600 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois, Las Vegas, Nevada, Los Angeles, California, Miami, Florida, Mountain View, California, San Francisco, California, and Toronto, Ontario.

We also have leased offices for our Europe operations in France, Germany, Spain, and the U.K., including offices in Barcelona, Hamburg, London, Manchester, Munich, and Paris.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

2009:
Fourth Quarter	$15.38	$12.00
Third Quarter	$14.94	$10.51
Second Quarter	$12.35	$5.93
First Quarter	$6.84	$3.72
2008:
Fourth Quarter	$8.39	$4.11
Third Quarter	$9.54	$6.42
Second Quarter	$13.26	$8.57
First Quarter	$17.20	$9.61

On February 26, 2010, the last reported sales price of our common stock on the NASDAQ Global Select Market was $11.40 per share.

As of February 26, 2010, there were approximately 123,000 stockholders of record.

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2009.

Repurchases of Equity Securities

There were no shares of the Company’s outstanding common stock repurchased during the year ended December 31, 2009.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor’s 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Travelzoo Inc.	$100.00	$23.05	$31.38	$14.34	$5.83	$12.88
NASDAQ Market Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
S&P 500 Publishing	$100.00	$87.26	$100.62	$75.56	$32.44	$49.40

Item 6.	Selected Consolidated Financial Data

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenues	$93,973	$80,817	$78,904	$69,525	$50,772
Income from continuing operations	13,708	13,312	23,679	29,753	14,870
Income from continuing operations, net of taxes	6,418	5,913	12,108	16,803	7,963
Loss from discontinued operations, net of taxes	(1,233)	(10,029)	(2,999)	—	—
Net income (loss)	5,185	(4,116)	9,109	16,803	7,963
Basic net income (loss) per share from:
Continuing operations	$0.39	$0.41	$0.82	$1.08	$0.49
Discontinued operations	$(0.08)	$(0.70)	$(0.20)	$—	$—
Net income (loss) per share	$0.32	$(0.29)	$0.61	$1.08	$0.49
Diluted net income (loss) per share from:
Continuing operations	$0.39	$0.37	$0.75	$1.01	$0.45
Discontinued operations	$(0.08)	$(0.62)	$(0.19)	$—	$—
Net income (loss) per share	$0.32	$(0.25)	$0.57	$1.01	$0.45
Shares used in per share calculation — basic	16,408	14,273	14,847	15,503	16,249
Shares used in per share calculation — diluted	16,416	16,190	16,074	16,712	17,731

Consolidated Balance Sheet Data:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cash and cash equivalents	$19,776	$14,179	$22,641	$33,415	$24,469
Short term investments	—	—	—	—	19,887
Working capital	27,250	17,642	26,202	36,472	48,136
Total assets	46,132	35,322	37,286	43,700	55,452
Stockholders’ equity	30,771	20,763	25,902	36,817	48,533

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Travelzoo Inc. is a global Internet media company. We inform over 18 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated from advertising fees.

Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find and compare the best prices on flights from hundreds of airlines and online travel agencies. More than 2,000 travel and entertainment companies use our services.

On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had any economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo Web sites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company. See Note 11 to the accompanying consolidated financial statements.

Our revenues are advertising revenues, consisting of listing fees paid primarily by travel and entertainment companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, through the Travelzoo Network, and on Fly.com. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on placement, number of listings, number of impressions, number of click-throughs, or number of referrals. Smaller advertising agreements — typically $2,000 or less per month — typically renew automatically each month if they are not terminated by the client. Larger agreements are typically related to advertising campaigns and are not automatically renewed.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2009, our operations in Europe accounted for 17% of revenues and our operations in North America accounted for 83% of revenues.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with SEC Staff Accounting Bulletin for revenue recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2009, 2008 and 2007.

	Year Ended
	December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Cost of revenues	6.0	3.5	1.2

Gross profit	94.0	96.5	98.8

Operating expenses:
Sales and marketing	52.9	53.6	51.4
General and administrative	26.5	26.4	17.4

Total operating expenses	79.4	80.0	68.8

Income from operations	14.6	16.5	30.0
Other income and expenses, net	(0.1)	1.0	1.9

Income from continuing operations before income taxes	14.5	17.5	31.9
Income taxes	7.7	10.1	16.5

Income from continuing operations	6.8	7.4	15.4
Loss from discontinued operations, net of taxes	(1.3)	(12.4)	(3.8)

Net income (loss)	5.5%	(5.0)%	11.6%

For the year ended December 31, 2009, we reported income from continuing operations of approximately $6.4 million. As of December 31, 2009, we had retained earnings of approximately $27.0 million. Our operating margin decreased to 14.6% for the year ended December 31, 2009 from 16.5% in 2008. The main reason for the decrease in operating margin is our cost of revenues as a percentage of revenues increased for the year ended December 31, 2009 compared to prior year (see “Cost of Revenues” below). This was partially offset by a decrease in operating expense as a percentage of revenues for the year ended December 31, 2009 compared to prior year (see “Operating Expenses” below).

We do not know whether our cost of revenues as a percentage of revenues will continue to increase in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. We expect fluctuations of cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period.

Reach

The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of December 31, 2009 and 2008 and the total number of page views for the homepages of the Travelzoo Web sites in North America and Europe for the years ended December 31, 2009 and 2008. Management considers page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	Year Ended December 31,		Year-Over-Year
	2009	2008	Growth(1)

Subscribers:
North America
Travelzoo Top 20	12,680,000	10,769,000	18%
Newsflash	10,905,000	8,888,000	23%
Europe
Travelzoo Top 20 ,	3,206,000	2,176,000	47%
Newsflash	3,116,000	2,075,000	50%
Page views of homepages of Travelzoo Web sites:
North America	36,455,000	28,600,000	27%
Europe	16,491,000	7,237,000	128%

(1)	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites.

In North America, revenues for the year ended December 31, 2009 increased by 9% from the previous year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of December 31, 2009 increased by 18% compared to December 31, 2008 and page views of the homepages of the Travelzoo North America Web sites in North America for the year ended December, 31, 2009 increased by 27% from the previous year. In North America, revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased at a lower rate than the rate of increase in the number of subscribers to our Travelzoo Top 20 e-mail newsletter and the rate of increase in Web site traffic. In North America, we believe we were unable to fully convert higher reach into higher revenues because we were unable to increase our advertising rates significantly due to intense competition in our industry.

In Europe, revenues for the year ended December 31, 2009 increased by 70% from the previous year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of December 31, 2009 increased by 47% compared to December 31, 2008 and page views of the homepages of the Travelzoo Web sites in Europe for the year ended December 31, 2009 increased by 128% from the previous year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter.

Revenues

Our total revenues increased to $94.0 million for the year ended December 31, 2009 from $80.8 million for the year ended December 31, 2008. This represents an increase of $13.2 million or 16%. $6.7 million of the increase in revenues came from our operations in Europe, which had an increase of 70% in revenues year-over-year and was attributed primarily to a $4.7 million increase in revenue from fixed-fee advertising delivered in the Travelzoo Top 20 e-mail newsletter and on the Travelzoo Web site, an $818,000 increase in revenue from variable-fee advertising delivered in the Travelzoo Top 20 e-mail newsletter and on the Travelzoo Web site, and a $706,000 increase in revenue from our Newsflash e-mail alert service. In local currency terms, revenues from our operations in Europe increased 98% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the year ended December 31, 2009 compared to the year ended December 31, 2008 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the year ended December 31, 2009 would have been approximately $2.1 million higher than reported revenues of $16.3 million. $6.6 million of the increase in revenues came from our operations in North America and was attributed primarily to a $4.4 million increase in revenues from our publications, which includes the Travelzoo Web site, the Travelzoo Top 20 e-mail newsletter and the Newsflash e-mail alert service and a $2.1 million increase in revenues from our search products, which consist of SuperSearch and Fly.com. We launched Fly.com in February 2009.

Our total revenues increased to $80.8 million for the year ended December 31, 2008 from $78.9 million for the year ended December 31, 2007. This represents an increase of $1.9 million or 2%. $3.7 million of the increase in revenues came from our operations in Europe, an increase of 64% year over year, and resulted primarily from a $3.5 million increase in revenue from fixed-fee advertising delivered in the Travelzoo Top 20 e-mail newsletter and on the Travelzoo Web site. The increase in revenues from our operations in Europe was offset by a $1.9 million decrease in revenues from our operations in North America. With respect to the decrease in North American revenue, the Company recorded a decrease in revenues of approximately $2.8 million from its publications which included the Travelzoo Web site, Travelzoo Top 20 newsletter and Newsflash, and a decrease in revenues of approximately $4.6 million from SuperSearch. These decreases were offset by approximately $3.1 million increased revenue from new customers and approximately $2.4 million increased revenue from the Travelzoo Network.

As discussed in Note 8 to the accompanying consolidated financial statements, none of our customers accounted for 10% or more of our revenue in the year ended December 31, 2009. Orbitz Worldwide accounted for 13% of our total revenues in the year ended December 31, 2008. In the year ended December 31, 2007, Orbitz Worldwide and Expedia, Inc. accounted for 15% and 11% of our total revenues, respectively. No other clients accounted for 10% or more of our total revenues during the years ended December 31, 2008 or 2007. The agreements with these clients are in the form of multiple insertion orders from groups of entities under common control. Although we did not have any clients that accounted for 10% or more of our total revenues during the year ended December 31, 2009, it is possible that we may have a client or clients that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.

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

Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. However, we did not increase our advertising rates in the U.S. on January 1, 2008 and 2009 due to intense competition in our industry. We intend to review advertising rates and consider increases once a year as of January 1. However, there is no assurance that there will be increases of advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.

Average revenue per employee decreased to $487,000 for the year ended December 31, 2009 from $496,000 for the year ended December 31, 2008 and our average revenue per employee decreased to $496,000 for the year ended December 31, 2008 from $612,000 for the year ended December 31, 2007.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized Web site development costs, and salary expenses associated with network operations staff. Our cost of revenues increased to $5.6 million for the year ended December 31, 2009 from $2.8 million for the year ended December 31, 2008. As a percentage of revenue, cost of revenues was 6.0%, up from 3.5% for the year ended December 31, 2008. The $2.8 million increase in cost of revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a $1.5 million increase in fees we paid related to user searches on Fly.com, an $862,000 increase in depreciation, amortization and maintenance costs, and a $355,000 increase in payments made to third-party partners of the Travelzoo Network. Our cost of revenues increased to $2.8 million for the year ended December 31, 2008 from $957,000 for the year ended December 31, 2007. As a percentage of revenue, cost of revenues was 3.5%, up from 1.2% for the year ended December 31, 2007. The $1.9 million increase in cost of revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a $990,000 increase in payments made to affiliate partners of the Travelzoo Network and a $302,000 increase in salary expense.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing, and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $49.7 million for the year ended December 31, 2009 from $43.3 million for the year ended December 31, 2008. The $6.4 million increase in sales and marketing expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a $2.4 million increase in salary and employee related expenses, a $2.6 million increase in advertising to acquire new subscribers for our e-mail products, a $2.1 million increase in marketing expenses for Fly.com, and an $876,000 increase in advertising to acquire traffic to our Web sites offset by a $1.0 million decrease in brand marketing expenses and a $373,000 decrease in trade and other marketing expenses.

Sales and marketing expenses for the year ended December 31, 2008 increased to $43.3 million from $40.5 million for the year ended December 31, 2007. The $2.8 million increase in sales and marketing expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a $3.1 million increase in salary and employee expenses and a $936,000 increase in trade and other marketing expenses offset by a $1.2 million decrease in brand marketing expenses.

The goal of our advertising campaigns is to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo and Fly.com. For the years ended December 31, 2009, 2008, and 2007, advertising expenses accounted for 61%, 59%, and 67% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising.

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

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $24.9 million for the year ended December 31, 2009 from $21.4 million for the year ended December 31, 2008. The $3.6 million increase in general and administrative expenses was primarily due to a $2.1 million increase in salary and employee related expenses, a $686,000 increase in depreciation and amortization expense, and a $137,000 increase in legal and professional services expense.

General and administrative expenses increased to $21.4 million for the year ended December 31, 2008 from $13.7 million for the year ended December 31, 2007. The $7.6 million increase in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a $4.1 million increase in salary and employee related expenses, a $1.7 million increase in rent and office expense, and a $1.3 million increase in professional services expense.

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

Subscriber Acquisition

The table set forth below provides for each quarter in 2007, 2008, and 2009, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.

The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a New		Removed from
Period	Subscriber	New Subscribers	List	Balance

Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273

Europe:

	Average Cost per		Subscribers
	Acquisition of a New		Removed from
Period	Subscriber	New Subscribers	List	Balance

Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992

In North America, we have noted a general trend of decreasing average cost per acquisition of a new subscriber (“CPA”) over the last five quarters after a period of increasing CPA. The recent quarterly decreases in CPA reflect the effects of new advertising campaigns and decreases in advertising rates by our media suppliers. We do not consider the decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.

In Europe, we see a large fluctuation in the CPA. The average cost fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA. In Q4 2009, a higher proportion of the total subscribers we acquired were in Germany, where historically, the acquisition costs have been higher compared to the other countries in Europe. This was the primary reason for the increase in the CPA in Q4 2009 compared to Q3 2009.

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

Segment Information

We have presented the business segments based on our organizational structure as of December 31, 2009.

North America

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenues	$77,967	$71,339	$73,232
Income from operations	19,227	21,118	28,959
Income from operations as % of revenues	25%	30%	40%

In North America, revenues increased $6.6 million or 9% in the year ended December 31, 2009 compared to the year ended December 31, 2008 (see “Revenues” above). Income from operations for North America as a percentage of revenue in the year ended December 31, 2009 decreased by 5 percentage points compared to the prior year. This was primarily due to approximately 3 percentage point increase in cost of revenues as a percentage of revenue in the year ended December 31, 2009 compared to the prior year. Cost of revenues for North America increased by $2.5 million to $5.1 million for the year ended December 31, 2009 and was primarily due to a $1.4 million increase in fees we paid related to user searches on Fly.com, an $825,000 increase in depreciation and maintenance costs and a $314,000 increase in payments made to third-party partners of the Travelzoo Network. Sales and marketing expenses increased to $35.7 million for the year ended December 31, 2009 from $31.9 million for the year ended December 31, 2008. This $3.8 million decrease was primarily due to a $2.0 million increase in marketing expenses for Fly.com, a $1.3 million increase in advertising to acquire traffic to our Web sites, a $1.3 million increase in salary and employee related expenses, and a $1.1 million increase in advertising to acquire new subscribers for our e-mail products offset by a $1.0 million decrease in brand marketing expense and a $627,000 decrease in trade and other marketing expenses. General and administrative expenses for North America increased to $17.9 million for the year ended December 31, 2009 from $15.7 million in the prior year. This $2.2 million increase was primarily due to a $799,000 increase in salary and employee related expenses, a $645,000 increase in depreciation and amortization expense, and a $379,000 increase in professional services expenses.

In North America, revenues decreased 3% in the year ended December 31, 2008 compared to the year ended December 31, 2007 (see “Revenues” above). Income from operations for North America as a percentage of revenue in the year ended December 31, 2008 decreased by 10 percentage points compared to the prior year. This was primarily due to an 8 percentage point increase in general and administrative expenses as a percentage of revenue in the year ended December 31, 2008 compared to the prior year. General and administrative expenses for North America increased to $15.7 million for the year ended December 31, 2008 compared to $10.5 million in the prior year. This $5.2 million increase was primarily due to a $3.3 million increase in salary and employee related expenses, a $1.3 million increase in rent and office expense, and a $1.0 million increase in professional services expenses. Sales and marketing expenses decreased to $31.9 million for the year ended December 31, 2008 from $32.9 million for the year ended December 31, 2007. This $1.0 million decrease was primarily due to a $1.2 million decrease in brand marketing and a $1.1 million decrease in advertising to acquire traffic to our Web sites offset by a $1.2 million increase in salary expenses.

Europe

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenues	$16,339	$9,623	$5,856
Loss from operations	(5,463)	(7,809)	(5,172)
Loss from operations as % of revenues	33%	81%	88%

In Europe, revenues increased by $6.7 million or 70% in the year ended December 31, 2009 compared to the year ended December 31, 2008 (see “Revenues” above). Our loss from operations in Europe was $5.5 million in the year ended December 31, 2009 compared to $7.8 million in the year ended December 31, 2008. The $6.7 million increase in revenues was offset by a $2.6 million increase in sales and marketing expenses and a $1.5 million increase in general and administrative expenses. The $2.6 million increase in sales and marketing expenses was due primarily to a $1.5 million increase in advertising to acquire new subscribers for our e-mail products and a $1.1 million increase in salary and employee related expenses offset by a $437,000 decrease in advertising to acquire traffic to our Web sites. The $1.5 million increase in general and administrative expenses was due primarily to a $1.4 million increase in salary and employee related expenses. The strengthening of the U.S. dollar relative to the British Pound Sterling had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the year ended December 31, 2009 would have been approximately $177,000 higher.

In Europe, revenues increased by $3.8 million or 64% in the year ended December 31, 2008 compared to the year ended December 31, 2007 (see “Revenues” above). Our loss from operations in Europe was $7.8 million in the year ended December 31, 2008 compared to $5.2 million in the year ended December 31, 2007. The $3.8 million increase in revenues was offset by a $3.7 million increase in sales and marketing expenses and a $2.4 million increase in general and administrative expenses. The $3.7 million increase in sales and marketing expenses was due primarily to a $1.9 million increase in salary expense, a $769,000 increase in advertising to acquire traffic to our Web sites, and a $714,000 increase in advertising to acquire new subscribers for our e-mail products. The $2.4 million increase in general and administrative expenses was due primarily to an $873,000 increase in salary and employee related expenses, a $444,000 increase in rent and office expenses, a $375,000 increase in intercompany charges, and a $302,000 increase in professional services expense.

Interest Income

For the years ended December 31, 2009 and 2008, interest income consisted primarily of interest earned on cash, cash equivalents and restricted cash. For the year ended December 31, 2007, interest income consisted primarily of interest earned on cash and cash equivalents. Our interest income decreased to $49,000 for the year ended December 31, 2009 from $284,000 for the year ended December 31, 2008 due primarily to lower interest rates. Our interest income decreased to $284,000 for the year ended December 31, 2008 from $1.3 million for the year ended December 31, 2007 due primarily to lower interest rates and less cash and cash equivalents.

Income Taxes

For the year ended December 31, 2009, we recorded an income tax expense from continuing operations of $7.3 million. For the years ended December 31, 2008 and 2007, we recorded income tax expense from continuing operations of $8.2 million and $13.1 million, respectively. Our effective tax rates from continuing operations for 2009, 2008 and 2007 were 53%, 58% and 52%, respectively. For the years ended December 31, 2009 and December 31, 2008, we recorded reductions of $39,000 and $421,000 of income tax expense, respectively, related to the reversal of tax liabilities previously recorded for uncertain tax positions, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Our effective tax rate decreased in 2009 compared to 2008 due primarily to the decrease in losses from our Europe business segment which was treated as having no recognizable tax benefit. Our effective tax rate increased in 2008 compared to 2007 due primarily to the increase in losses from our Europe business segment which was treated as having no recognizable tax benefit.

We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, and corresponding U.S. tax credits, if any.

During the year ended December 31, 2008, the Company realized tax benefits of $110,000 upon the exercise of stock options by Ralph Bartel. The tax benefit reduced the Company’s income tax payable and increased additional paid-in capital by this amount.

In January 2009, the Internal Revenue Service issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The Company does not agree with the Notice of Proposed Adjustment and started discussions with the Appeals Division of the IRS in February 2010. If the Company were to agree with the Notice of Proposed Adjustment, the result would be an additional payment of approximately $590,000, plus interest. The Company believes it has adequately provided for this matter in the balance of our long-term tax liabilities and it is not expected to have a material impact on the Company’s results of operations.

Discontinued Operations

On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We received $2.1 million, net of cash provided, and have a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million. We realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. The resulting gain on the sale is reflected as an addition to additional paid-in capital as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel. We recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in the Asia Pacific subsidiaries as a result of their dissolution.

Liquidity and Capital Resources

As of December 31, 2009 we had $19.8 million in cash and cash equivalents. Cash and cash equivalents increased from $14.2 million on December 31, 2008 primarily as a result of cash provided by operating activities and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by (used in) operating activities	$5,125	$(3,325)	$9,894
Net cash used in investing activities	(3,752)	(4,742)	(663)
Net cash provided by (used in) financing activities	4,219	185	(19,822)
Effect of exchange rate changes on cash and cash equivalents	5	(580)	(183)

Net increase (decrease) in cash and cash equivalents	$5,597	$(8,462)	$(10,774)

Cash provided by or used in operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities during the year ended December 31, 2009 increased by $8.5 million compared to the year ended December 31, 2008. The increase in cash provided by operating activities was due primarily to a decrease in cash used in our operations in Europe and a decrease in cash used in our operations in Asia Pacific during the first 10 months of fiscal year ended December 31, 2009. As the international expansion started to generate more revenue in year ended December 31, 2009, net cash used in operating activities in Europe and Asia Pacific started to decrease compared to prior year. Net cash used in operating activities during the year ended December 31, 2008 increased by $13.2 million compared to the year ended December 31, 2007. The increase in cash used in operating activities was due primarily to increases in cash used in our operations in Asia Pacific and Europe and a decrease in cash provided by our operations in North America.

Net cash used in investing activities was $3.8 million for the year ended December 31, 2009 compared $4.7 million for the year ended December 31, 2008. The $1.0 million decrease in net cash used in investing activities was primarily due to a $1.9 million decrease in purchases of property and equipment and an $875,000 decrease in the purchase of restricted cash, offset by $1.8 million of cash used to purchase the fly.com domain name. The $1.9 million decrease in purchases of property and equipment was primarily due to decreases in capitalized internal-use software and Web site development costs associated with Fly.com. Net cash used in investing activities was $4.7 million for the year ended December 31, 2008 compared to $663,000 for the year ended December 31, 2007. The $4.1 million increase in net cash used in investing activities was due primarily to a $3.2 million increase in purchases of property and equipment during the year ended December 31, 2008 and $875,000 used to purchase a certificate of deposit which is restricted because it serves as the collateral for a standby letter of credit for the security deposit of our corporate headquarters. The increase in purchases of property and equipment was due primarily to capitalized internal-use software and Web site development costs, leasehold improvements and office furniture purchased for new offices in North America, and computers and equipment purchased for a new data center.

Net cash provided by financing activities was $4.2 million for the year ended December 31, 2009. Net cash provided by and used in financing activities was $185,000 and $19.8 million for the years ended December 31, 2008 and 2007, respectively. The net cash provided by financing activities in the year ended December 31, 2009 was from the cash received from the sale of our Asia Pacific business segment and the cash received from the exercise of stock options. The net cash provided by financing activities in the year ended December 31, 2008 was due to the exercise of stock options. The net cash used in the year ended December 31, 2007 was due to the repurchase of 1 million shares of common stock totaling $19.8 million.

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

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events or a less favorable than expected development of our business in Europe may require us to sell additional equity or debt securities or establish credit facilities to raise capital in order to meet our capital requirements.

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

If the development of our business in Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in these markets with the objective of reducing cash outflow. In the year ended December 31, 2009, cash used in operating activities in Europe was $3.2 million.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. pursuant to the terms of the Asset Purchase Agreements. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. The Company will not have significant ongoing involvement with the operations of the Asia Pacific operating segment and will not have any economic interests in the Asia Pacific operating segment after the sale is completed. For 10 months ended October 31, 2009, cash used in operating activities in Asia Pacific was $3.4 million. Further information concerning the transaction is provided in the Company’s reports on Form 8-K filed on October 5 and November 3, 2009 and in Note 11 to the accompanying consolidated financial statements.

The following summarizes our principal contractual commitments as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Total

Operating lease obligations	$3,894	$2,923	$2,033	$1,924	$161	$10,935
Purchase obligations	1,205	—	—	—	—	1,205

Total commitments	$5,099	$2,923	$2,033	$1,924	$161	$12,140

We also have contingencies related to net unrecognized tax benefits of approximately $2.0 million as of December 31, 2009, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

Growth Strategy

Our growth strategy has three main elements:

•	International expansion: We want to grow our revenue and operating profit through replicating the Travelzoo business in attractive international markets in Europe and in North America. We want to develop a strong competitive position through building a strong global brand and unique global content.

•	Expand scope of Travelzoo business: We want to grow our revenue and operating profit through expanding the Travelzoo product offerings and content into entertainment (e.g., Broadway shows, sporting events).

•	Fly.com: We want to grow revenue and operating profits through building up Fly.com, our new meta-search engine for airfares. We have identified meta-search as an opportunity with attractive economics and great synergies with Travelzoo.

We launched the Travelzoo business in the U.K. in 2005, in Canada in 2006, in Germany in 2006, in France in 2007, and in Spain in 2008. We began developing and offering entertainment content and related advertising services in 2008. We launched Fly.com in February 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. The new accounting standard became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2009, we adopted a new FASB Staff Position (“FSP”) which delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of the new FASB staff position did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted a new FASB Staff Position relating to determination of the useful life of intangible assets, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under this new FASB Staff Position, entities which estimate the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this standard did not have an impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued a new FASB staff position relating to interim disclosures about fair value of financial instruments, which require an entity to provide interim disclosures about the fair value of all financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on our consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard relating to subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new accounting standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this new accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Effective June 30, 2009, we adopted this new accounting standard. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities, which is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. We are currently assessing the future impact of this new accounting standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 established “The FASB Accounting Standards Codification,” or Codification, which became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no material impact on our consolidated results of operations, financial condition or cash flows.

In August 2009, the FASB issued ASU 2009-05, a new accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all interim and annual reporting periods upon issuance. Effective August 2009, we adopted this new accounting standard update. The adoption of this new accounting standard update did not have a material impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. The new accounting standard update will be effective for us January 1, 2011, with early adoption permitted. We are currently assessing the future impact of this new accounting standard on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU 2010-06, a new accounting standard which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this new accounting standard to have a material impact on our consolidated results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as their functional currency. We have performed a sensitivity analysis as of December 31, 2009, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of applicable foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in such foreign currency exchange rates would have resulted in an incremental $296,000 foreign exchange loss for the twelve month period ended December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

TRAVELZOO INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Travelzoo’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/  KPMG LLP
Mountain View, California
March 16, 2010

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$19,776	$14,179
Accounts receivable, less allowance for doubtful accounts of $501 and $357 at 2009 and 2008, respectively	11,279	11,397
Income tax receivable	6,061	1,709
Deposits	139	185
Prepaid expenses and other current assets	1,103	647
Deferred tax assets	966	1,089
Assets held for sale	—	831

Total current assets	39,324	30,037
Deposits, less current portion	381	292
Deferred tax assets, less current portion	52	—
Restricted cash	875	875
Property and equipment, net	4,089	4,100
Intangible assets, net	1,411	18

Total assets	$46,132	$35,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,834	$6,434
Accrued expenses	4,278	3,913
Deferred revenue	828	666
Deferred rent	134	101
Liabilities related to assets held for sale	—	1,281

Total current liabilities	12,074	12,395

Deferred tax liabilities	533	465
Long-term tax liabilities	2,139	900
Deferred rent, less current portion	615	799
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value per share (40,000 shares authorized; 16,444 and 14,285 shares issued and outstanding at 2009 and 2008, respectively)	164	143
Additional paid-in capital	4,772	185
Retained earnings	27,008	21,823
Accumulated other comprehensive loss	(1,173)	(1,388)

Total stockholders’ equity	30,771	20,763

Total liabilities and stockholders’ equity	$46,132	$35,322

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$93,973	$80,817	$78,904
Cost of revenues	5,628	2,842	957

Gross profit	88,345	77,975	77,947

Operating expenses:
Sales and marketing	49,707	43,297	40,526
General and administrative	24,930	21,366	13,742

Total operating expenses	74,637	64,663	54,268

Income from continuing operations	13,708	13,312	23,679
Interest income and other income	61	284	1,302
Gain (loss) on foreign currency	(78)	494	180

Income from continuing operations before income tax expense	13,691	14,090	25,161
Income tax expense	7,273	8,177	13,053

Income from continuing operations	6,418	5,913	12,108
Loss from discontinued operations, net of tax	(5,642)	(10,029)	(2,999)
Income tax benefit related to dissolution of Asia Pacific business segment	4,409	—	—

Loss from discontinued operations	(1,233)	(10,029)	(2,999)

Net Income (loss)	$5,185	$(4,116)	$9,109

Basic net income (loss) per share from:
Continuing operations	$0.39	$0.41	$0.82
Discontinued operations	$(0.08)	$(0.70)	$(0.20)
Net income (loss)	$0.32	$(0.29)	$0.61
Diluted net income (loss) per share from:
Continuing operations	$0.39	$0.37	$0.75
Discontinued operations	$(0.08)	$(0.62)	$(0.19)
Net income (loss)	$0.32	$(0.25)	$0.57
Shares used in computing basic net income (loss) per share	16,408	14,273	14,847
Shares used in computing diluted net income (loss) per share	16,416	16,190	16,074

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)

Balances, December 31, 2006	15,250	$153	—	$2,076	$34,566	$22	$36,817
Repurchase of common stock	(1,000)	—	(19,822)	—	—	—	(19,822)
Retirement of common stock	—	(10)	19,822	(2,076)	(17,736)	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(202)	(202)
Net income	—	—	—	—	9,109	—	9,109

Total comprehensive income	—	—	—	—	—	—	8,907

Balances, December 31, 2007	14,250	143	—	—	25,939	(180)	25,902
Proceeds from exercise of stock options	35	—	—	75	—	—	75
Tax benefit of non-qualified stock option exercise	—	—	—	110	—	—	110
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(1,208)	(1,208)
Net loss	—	—	—	—	(4,116)	—	(4,116)

Total comprehensive loss	—	—	—	—	—	—	(5,324)

Balances, December 31, 2008	14,285	143	—	185	21,823	(1,388)	20,763
Proceeds from exercises of stock options	2,158	21	—	2,137	—	—	2,158
Stock-based compensation expense	—	—	—	94	—	—	94
Capital contribution from majority shareholder, net of receivable of $1.1 million	—	—	—	2,356	—	—	2,356
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	215	215
Net income	—	—	—	—	5,185	—	5,185

Total comprehensive income	—	—	—	—	—	—	5,400

Balances, December 31, 2009	16,444	$164	$—	$4,772	$27,008	$(1,173)	$30,771

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$5,185	$(4,116)	$9,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,992	667	193
Deferred income taxes	139	769	584
Stock-based compensation	94	—	—
Provision for losses on accounts receivable	258	316	(48)
Tax benefit of stock option exercises	—	(110)	—
Foreign currency translation loss related to dissolution of Asia Pacific business segment	110	—	—
Net foreign currency effects	78	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	(197)	(2,443)	(2,614)
Deposits	(15)	25	(300)
Income tax receivable	(4,352)	(1,709)	—
Prepaid expenses and other current assets	(357)	1,059	(1,465)
Accounts payable	877	1,054	2,110
Accrued expenses	77	877	2,404
Deferred revenue	160	314	(302)
Deferred rent	(163)	828	109
Income tax payable	—	—	3
Other non-current liabilities	1,239	(356)	111

Net cash provided by (used in) operating activities	5,125	(3,325)	9,894

Cash flows from investing activities:
Purchases of property and equipment	(1,992)	(3,867)	(627)
Purchases of restricted cash	—	(875)	—
Purchases of intangible assets	(1,760)	—	(36)

Net cash used in investing activities	(3,752)	(4,742)	(663)

Cash flows from financing activities:
Proceeds from stock option exercises	2,158	75	—
Tax benefit from exercise of stock options	—	110	—
Repurchase of common stock	—	—	(19,822)
Proceeds from sale of Asia Pacific business segment, net of cash provided	2,061	—	—

Net cash provided by (used in) financing activities	4,219	185	(19,822)

Effect of exchange rate changes on cash and cash equivalents	5	(580)	(183)

Net increase (decrease) in cash and cash equivalents	5,597	(8,462)	(10,774)
Cash and cash equivalents at beginning of year	14,179	22,641	33,415

Cash and cash equivalents at end of year	$19,776	$14,179	$22,641

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$5,760	$8,193	$13,334

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 18 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated from advertising fees. Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.com.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.

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

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of February 26, 2010.

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

Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, $1.1 million for the year ended December 31, 2007 has been reclassified from cost of revenues to general and administrative expense. These amounts are primarily costs associated with salary and benefits for software developers and professional services related to software development. Additionally, as described in Note 11, “Discontinued Operations”, the Company has classified the financial results of its Asia Pacific operating segment as discontinued operations for all periods presented due to the sale of the assets of its Asia Pacific subsidiaries, which constituted the Company’s Asia Pacific operating segment, to Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly-owned subsidiaries of Azzurro Capital Inc. The notes to the Company’s consolidated financial statements relate to continuing operations only, unless otherwise indicated.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15,

2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2009, there were 16,443,828 shares of common stock outstanding.

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

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements includes a charge in general and administrative expenses of $7,000 for the year ended December 31, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.

(b)	Revenue Recognition

All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com.

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin for revenue recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.

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

Net income (loss) per share has been calculated in accordance with FASB accounting guidance for earnings per share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by adjusting the weighted-average number of common shares outstanding for the effect of potential common shares outstanding during the period. Potential common shares included in the diluted calculation consist of incremental shares issuable upon the exercise of outstanding stock options calculated using the treasury stock method.

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended
	December 31,
	2009	2008	2007

Net income (loss):
Net income from continuing operations, net of tax	$6,418	$5,913	$12,108
Loss from discontinued operations, net of tax	(1,233)	(10,029)	(2,999)

Net income (loss)	$5,185	$(4,116)	$9,109

Weighted average common shares	16,408	14,273	14,847
Effect of dilutive securities — stock options	8	1,917	1,227

Diluted weighted average common shares	16,416	16,190	16,074
Basic net income (loss) per share from:
Continuing operations	$0.39	$0.41	$0.82
Discontinued operations	$(0.08)	$(0.70)	$(0.20)
Net income (loss)	$0.32	$(0.29)	$0.61
Diluted net income (loss) per share from:
Continuing operations	$0.39	$0.37	$0.75
Discontinued operations	$(0.08)	$(0.62)	$(0.19)
Net income (loss)	$0.32	$(0.25)	$0.57

There were options to purchase an additional 300,000 shares of common stock outstanding as of December 31, 2009, but because the exercise price of these options was higher than the closing stock price at December 31, 2009, they have been excluded from the computation of diluted net loss per share for the year ended December 31, 2009 as their effect was anti-dilutive. All options outstanding as of December 31, 2008 and 2007 were included in the computation of diluted net income (loss) per share for the years ended December 31, 2008 and 2007.

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

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The Company also includes in fixed assets the capitalized cost of internal-use software and Web site development, including software used to upgrade and enhance its Web site and processes supporting the Company’s business in accordance with the framework established by the FASB accounting guidance for accounting for the cost of computer software developed or obtained for internal use and accounting for Web site development costs. Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Computer hardware and software	$2,374	$1,794
Office equipment and office furniture	2,229	1,637
Capitalized internal-use software and Web site development	1,319	1,265
Leasehold improvements	781	701

	6,703	5,397
Less accumulated depreciation	(2,614)	(1,297)

Total	$4,089	$4,100

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

Depreciation expense was $1.5 million, $601,000, and $172,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $905,000 and $1.3 million, respectively. For the years ended December 31, 2009, 2008 and 2007, we recorded amortization of capitalized internal-use software and Web site development costs of $409,000, $6,000 and $-0-, respectively.

(f)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2009	2008

Acquired amortized intangible assets:
Internet domain names	$2,117	$381
Less accumulated amortization	706	363

Total	$1,411	$18

Intangible assets have a useful life of 5 years. Amortization expense was $357,000, $13,000 and $12,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In January 2009, the Company purchased the fly.com domain name for $1.8 million.

Future amortization expense related to intangible assets at December 31, 2009 is as follows (in thousands):

Year ended December 31,
2010	$354
2011	354
2012	352
2013	351

$1,411

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

Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $30.4 million, $25.8 million and $27.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. In the years ended December 31, 2009, 2008 and 2007, approximately $4.3 million, $2.4 million, and $410,000, respectively, of advertising services was purchased from the Company’s clients under non-barter agreements and recorded in sales and marketing expense.

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

The following are components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$5,185	$(4,116)	$9,109
Other comprehensive income (loss):
Foreign currency translation adjustments	215	(1,208)	(202)

Total comprehensive income (loss)	$5,400	$(5,324)	$8,907

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of cumulative foreign currency translation adjustments.

(k)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the FASB accounting standard relating to impairment of Long-Lived Assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2009.

(l)	Stock-Based Compensation

The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.

The Company recorded $94,000 stock-based compensation expense for fiscal year 2009 and did not record any stock-based compensation expense in fiscal years 2008 or 2007. See Note 7 for a further discussion on stock-based compensation.

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

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. None of the Company’s customers accounted for 10% or more of gross receivable at December 31, 2009. One of the Company’s customers accounted for 16% of gross accounts receivable at December 31, 2008.

The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $501,000 and $357,000 at December 31, 2009 and 2008, respectively.

(o)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. The new accounting standard became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted a new FASB Staff Position (“FSP”) which delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of the new FASB staff position did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted a new FASB Staff Position relating to determination of the useful life of intangible assets, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Under this new FASB Staff Position, entities which estimate the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued a new FASB staff position relating to interim disclosures about fair value of financial instruments, which require an entity to provide interim disclosures about the fair value of all financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard relating to subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new accounting standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this new accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Effective June 30, 2009, the Company adopted this new accounting standard. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities, which is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. The Company is currently assessing the future impact of this new accounting standard on its consolidated results of operations and financial condition.

In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 established “The FASB Accounting Standards Codification,” or Codification, which became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In August, 2009, the FASB issued ASU 2009-05, a new accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all interim and annual reporting periods upon issuance. Effective August 2009, the Company adopted this new accounting standard update. The adoption of this new accounting standard update did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. The new accounting standard update will be effective for the Company January 1, 2011, with early adoption permitted. The Company is currently assessing the future impact of this new accounting standard on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU 2010-06, a new accounting standard which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The adoption of this new accounting standard update did not have a material impact on the Company’s consolidated results of operations or financial condition.

(2)	Financial Instruments

At December 31, 2009, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$16,673	$16,673	$—	$—

Total	$16,673	$16,673	$—	$—

(3)	Commitments and Contingencies

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating lease agreements which expire between February 28, 2010 and January 31, 2014. Rent expense was $3.8 million, $3.7 million and $2.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The future minimum rental payments under these operating leases as of December 31, 2009 were as follows (in thousands):

	2010	2011	2012	2013	2014	Total

Minimum rental payments	$3,894	$2,923	$2,033	$1,924	$161	$10,935

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

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $7,000 for the year ended December 31, 2009. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.

(4)	Other Balance Sheet Items

The details of changes to the allowance for doubtful accounts are as follows (in thousands):

Balance at December 31, 2006	$726
Additions — charged to costs and expenses, net	(48)
Deductions — write-offs	(388)

Balance at December 31, 2007	290
Additions — charged to costs and expenses, net	321
Deductions — write-offs	(254)

Balance at December 31, 2008	357
Additions — charged to costs and expenses, net	258
Deductions — write-offs	(114)

Balance at December 31, 2009	$501

The details of prepaid expenses and other current assets as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008

Prepaid expenses	$1,009	$523
Other current assets	94	124

Total prepaid expenses and other current assets	$1,103	$647

The details of accrued expenses as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008

Accrued compensation expense	$2,627	$1,790
Accrued advertising expense	1,207	1,404
Accrued professional services expense	140	266
Accrued payments to third-party partners of the Travelzoo Network	122	308
Other accrued expenses	182	145

Total accrued expenses	$4,278	$3,913

(5)	Income Taxes

The components of income (loss) from continuing operations before income tax expense for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

U.S.	$17,879	$21,762	$30,891
Foreign	(4,188)	(7,672)	(5,730)

	$13,691	$14,090	$25,161

Income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008, and 2007 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the last table of this footnote.

	Current	Deferred	Total
	(In thousands)

2009:
Federal	$5,872	$(144)	$5,728
State	1,638	(93)	1,545

	$7,510	$(237)	$7,273

2008:
Federal	$6,020	$796	$6,816
State	1,388	(27)	1,361

	$7,408	$769	$8,177

2007:
Federal	$9,368	$483	$9,851
State	3,101	101	3,202

	$12,469	$584	$13,053

During 2008, an income tax benefit of $110,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2009	2008	2007

Federal tax at statutory rates	$4,792	$1,368	$7,739
State taxes, net of federal income tax benefit	1,004	885	2,079
Foreign losses not benefited	1,434	6,166	3,073
Non-deductible expenses and other	43	(242)	162

Total income tax expense	$7,273	$8,177	$13,053

Operating losses incurred in the foreign subsidiaries were treated as having no recognizable tax benefit.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008

Deferred tax assets:
Foreign net operating loss carryforwards	$5,799	$7,793
Capital loss	1,820	—
Accruals and allowances	352	180
Deferred rent	320	342
Deferred revenue	245	166
State income taxes	102	401

Total deferred tax assets	8,638	8,882
Valuation allowance	(7,620)	(7,793)

Total deferred tax assets net of valuation allowance	1,018	1,089

Deferred tax liabilities:
Property, equipment and intangible assets	(533)	(465)

Total deferred tax liabilities	(533)	(465)

Net deferred tax assets	$485	$624

The Company has a valuation allowance of approximately $5.8 million as of December 31, 2009 related to foreign net operating loss carryforwards of approximately $20.7 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the foreign net operating loss carryforwards begin to expire in 2014. The Company also has a valuation allowance of $1.8 million as of December 31, 2009 related to the capital loss carryforward of $1.8 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the capital loss carryforward will expire December 31, 2014. The total amount of the valuation allowance represented a decrease of approximately $173,000 from the amount recorded as of December 31, 2008 and was primarily due to a decrease in the allowance against the foreign net operating loss carryforward related to Asia Pacific offset by an increase in allowance against the operating loss from Europe and a valuation allowance recorded against the $1.8 million capital loss in 2009.

On January 1, 2007, the Company adopted the FASB standard for accounting for uncertainty in income taxes, which clarifies the accounting for uncertainty in income tax positions. There was no effect to the financial statements upon implementation of this FASB accounting standard. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2009, the Company had approximately $2.0 million in total unrecognized tax benefits and approximately $136,000 in accrued interest. The Company has not accrued any penalties related to uncertain tax positions as the Company believes that it is more likely than not that there will not be any assessment of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$1,107
Increase related to prior year tax positions	38
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	1,145
Increase related to prior year tax positions	6
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(363)

Unrecognized tax benefits balance at December 31, 2008	788
Increase related to prior year tax positions	44
Decrease related to prior year tax positions	—
Increase related to current year tax positions	1,210
Settlements	—
Lapse of statute of limitations	(39)

Unrecognized tax benefits balance at December 31, 2009	$2,003

At December 31, 2009, unrecognized tax benefits of approximately $793,000, if recognized, would favorably affect the Company’s effective income tax rate. Unrecognized tax benefits of approximately $1.2 million, if recognized, would be recorded in discontinued operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California tax examinations for years before 2004. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The Company does not agree with the Notice of Proposed Adjustment and started discussions with the Appeals Division of the IRS in February 2010. If the Company were to agree with the Notice of Proposed Adjustment, the result would be an additional payment of approximately $590,000, plus interest. The Company believes it has adequately provided for this matter and it is not expected to have a material impact on the Company’s results of operations.

(6)	Stockholders’ Equity

As of December 31, 2009, the authorized capital stock of Travelzoo Inc. was comprised of 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2009, there were 16,443,828 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.

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

(7)	Stock-based Compensation and Stock Options

The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For fiscal year 2008, the Company recorded $110,000 of excess tax benefit.

In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options, 17,275 options and 30,000 options were exercised during the years ended December 31, 2004, 2005 and 2008, respectively. As of December 31, 2009, 12,725 options are vested and remain outstanding.

In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options and 5,000 of these options were exercised during the year ended December 31, 2004 and 2008, respectively. As of December 31, 2009, 5,000 options are vested and remain outstanding.

In January 2009, 2,158,349 options were exercised at $1.00 per share. As described in Note 1, these options were granted in 2001 as part of the combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel.

In November 2009, the Company granted to one if its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting in July 1, 2011. The options expire in November 2019. As of December 31, 2009, none of the options are vested and 300,000 options are outstanding. Total stock-based compensation for fiscal year 2009 was $94,000. The Company did not provide any stock-based compensation in fiscal years 2007 or 2008.

The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2009. The Company does not have enough historical exercise data to estimate the expected life of the options and therefore used an expected life of 6.25 years, as defined under the simplified method. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate.

The fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2009

Weighted-average fair value of options granted per share	$11.56
Implied volatility	93%
Risk-free interest rate	2.56%
Dividend yield	—
Expected life in years	6.25

As of December 31, 2009, there was approximately $3.4 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 4.5 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Option activity as of December 31, 2009 and changes during the fiscal year ended December 31, 2007, 2008, and 2009 were as follows:

				Aggregate
			Weighted-Average	Intrinsic
		Weighted-Average	Remaining	Value
	Shares	Exercise Price	Contractual Life	(in thousands)

Outstanding at January 1, 2007	2,211,074	$1.03

Outstanding at December 31, 2007	2,211,074	$1.03	3.11 years	$27,974
Exercised	(35,000)	$2.14

Outstanding at December 31, 2008	2,176,074	$1.01	2.09 years	$9,900
Options granted	300,000	$14.97
Exercised	(2,158,349)	$1.00

Outstanding at December 31, 2009	317,725	$14.26	9.44 years	$177

Exercisable and fully vested at December 31, 2009	17,725	$2.28	1.95 years	$177

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2007, 2008, and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007, 2008, and 2009. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

The total intrinsic value of options exercised in the year ended December 31, 2009 was $9.1 million and the total intrinsic value of options exercised in the year ended December 31, 2008 was $267,000.

Outstanding options at December 31, 2009 were as follows:

	Shares	Weighted-Average
	Outstanding and	Remaining	Weighted-Average
Exercise Price	Exercisable	Contractual Life	Exercise Price

$2.00	12,725	1.83 years	$2.00
$3.00	5,000	2.25 years	$3.00
$14.97	300,000	9.89 years	$14.97

	317,725	9.44 years	$14.26

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

The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2009:	North America	Europe	Elimination	Consolidated

Revenues from unaffiliated customers	$77,707	$16,266	$—	$93,973
Intersegment revenues	260	73	(333)	—

Total net revenues	77,967	16,339	(333)	93,973

Operating income (loss)	19,227	(5,463)	(56)	13,708

Year Ended December 31, 2008:	North America	Europe	Elimination	Consolidated

Revenues from unaffiliated customers	$71,245	$9,572	$—	$80,817
Intersegment revenues	94	51	(145)	—

Total net revenues	71,339	9,623	(145)	80,817

Operating income (loss)	21,118	(7,809)	3	13,312

Year Ended December 31, 2007:	North America	Europe	Elimination	Consolidated

Revenues from unaffiliated customers	$73,062	$5,842	$—	$78,904
Intersegment revenues	171	14	(185)	—

Total net revenues	73,233	5,856	(185)	78,904

Operating income (loss)	28,959	(5,172)	(108)	23,679

			Discontinued
As of December 31, 2009:	North America	Europe	Operations	Elimination	Consolidated

Property and equipment, net:	$3,908	$181	$—	$—	$4,089
Total assets	64,095	4,960	—	(22,923)	46,132

			Discontinued
As of December 31, 2008:	North America	Europe	Operations	Elimination	Consolidated

Property and equipment, net:	$3,890	$210	$—	$—	$4,100
Total assets	63,476	3,934	831	(32,919)	35,322

Revenue for each segment is recognized from the locations within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

Significant customer information is as follows:

	Percent of			Percent of
	Revenues			Accounts Receivable
	Year Ended December 31,			December 31,	December 31,
Customer	2009	2008	2007	2009	2008

Orbitz Worldwide	*	13%	15%	*	16%
Expedia, Inc.	*	*	11%	*	*

*	Less than 10%

The agreements with these customers are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

(9)	Employee Benefit Plan

The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for our international employees. The Company’s contributions to these benefit plans were approximately $705,000, $420,000 and $111,000 for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

(10)	Related Party Transaction

In November 2007, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s current Chief Executive Officer, a member of the Company’s Board of Directors, and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees and expenses for these services during the year ended December 31, 2008 totaled approximately $591,000. Effective October 1, 2008, Holger Bartel was appointed as Chief Executive Officer of the Company and the independent contractor agreement between the Company and Holger Bartel was terminated on September 30, 2008.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by the Ralph Bartel 2005 Trust, on behalf of itself. Ralph Bartel, the Company’s Chairman and principal shareholder, is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of the Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. subsequent to October 31, 2009 totaled $94,000 as of December 31, 2009 and are part of prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. See Note 11 for a further discussion on the sale of the Company’s Asia Pacific operating segment.

(11)	Discontinued Operations

On September 30, 2009, the Company and its principal Asia Pacific subsidiaries entered into two definitive Asset Purchase Agreements (“Asset Purchase Agreements”) with Azzurro Capital Inc. and it’s newly formed wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. to acquire substantially all of the assets, and with the exception of intercompany loans, assume substantially all of the liabilities of Travelzoo’s principal Asia Pacific subsidiaries, which constitute Travelzoo’s Asia Pacific operating segment. The aggregate purchase price under the Asset Purchase Agreements was $3,600,000, subject to a working capital adjustment, as defined in the Asset Purchase Agreements, based on unaudited balance sheets as of October 31, 2009.

As part of the transaction, the Company and Azzurro Capital Inc., Travelzoo (Asia) Limited and Travelzoo Japan K.K. entered into the following additional agreements:

•	A License Agreement providing for a limited, nontransferable (except as provided therein), perpetual, exclusive (except as provided therein) fully paid-up license to perform the Licensed Services and Licensed Business Processes (as defined in the License Agreement), and to use the Licensed Marks, the Licensed Software, the Licensed Trade Secrets, and the Licensed Works (as defined in the License Agreements) in connection with the Licensed Services and Licensed Business Processes within the Territory, which is defined as all countries located in those time zones that are more than five hours ahead of Greenwich Mean Time, based on Standard time, including India and Pakistan, but excluding Russia.

•	A Hosting Agreement under which Travelzoo agrees to host, transact, process, store, implement, operate, manage, maintain and provide access to licensed software and to data files and content provided by Travelzoo (Asia) Limited and Travelzoo Japan K.K. for use in connection with the Licensed Services and the Licensed Business Processes referred to in the Hosting Agreement.

•	A Referral Agreement pursuant to which each party will, on a non-exclusive basis, make customer referrals to each other, in consideration for receiving a specified percentage of the revenues derived from such referrals.

•	A Transition Services Agreement under which Travelzoo agrees to provide, at the option of the Travelzoo (Asia) Limited and Travelzoo Japan K.K., certain services on a temporary basis, at the prices and on other terms to be determined as provided in the Transition Services Agreement.

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

A voting agreement was also reached between the Company and Ralph Bartel with the intent to avoid any future conflicts of interest relating to the dealings between the Company and Azzurro Capital Inc. and their affiliates. Under the voting agreement, Mr. Bartel agrees to vote (or cause to be voted) any shares of the Company over which he has voting control, with respect to any proposal relating the Asia Pacific business, Azzurro Capital Inc., Travelzoo (Asia) Limited, or Travelzoo Japan K.K., in the same manner and in the same proportion that all other securities of the same class are voted at any meeting of the stockholders of the Company, and included provisions relating to the exercise of his voting rights as a shareholder or director of the Company in respect of matters between the Company and Azzurro Capital Inc. As a member of the Company’s Board of Directors, Mr. Bartel also agrees to abstain from all deliberations and decisions of the Board of Directors with respect to any matters relating to any dealings, agreements or arrangements between the Company or any of its affiliates and Azzurro Capital Inc. or any of its affiliates, including with respect to the exercise of the Option, as mentioned above, except to the extent his vote shall be required to constitute a quorum or otherwise to permit the Board of Directors to take action, in which case he shall vote with the majority of the other members of the Board of Directors (or shall abstain in the case of a tie).

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. pursuant to the terms of the Asset Purchase Agreements. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. The Company has not had significant ongoing involvement with the operations of the Asia Pacific operating segment and has not had any economic interests in the Asia Pacific operating segment since the completion of the sale. Accordingly, the sale of the Asia Pacific operating segment is treated as a discontinued operation under the relevant accounting literature.

At the completion of the sale, the Company received $2.1 million, net of cash provided, and has a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million. The Company realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. The resulting gain on the sale is reflected as an addition to additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel. The Company recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in the Asia Pacific subsidiaries as a result of their dissolution.

The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Twelve Months Ended December 31
	2009	2008	2007

Revenues	$2,134	$586	$7
Cost of revenues	173	153	62

Gross profit	1,961	433	(55)

Operating expenses:
Sales and marketing	3,821	5,837	914
General and administrative	3,828	4,797	2,086

Total operating expenses	7,649	10,634	3,000

Operating loss from discontinued operations	(5,688)	(10,201)	(3,055)
Other income and (expense)	(33)	20	5
Income tax benefit	79	152	51

Loss from discontinued operations	(5,642)	(10,029)	(2,999)
Income tax benefit related to dissolution of Asia Pacific business segment	4,409	—	—

Loss from discontinued operations, net of tax	$(1,233)	$(10,029)	$(2,999)

The Company has reclassified assets and liabilities held for sale on the balance sheet as of December 31, 2008, excluding cash and cash equivalents of approximately $1.4 million. The assets held for sale consist primarily of prepaid expenses, other current assets, and deposits of $459,000, accounts receivable of $185,000 and property and equipment of $159,000. Liabilities relating to assets held for sale consist primarily of accrued expenses of $1.0 million and accounts payable of $171,000.

(12)	Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2009 and 2008:

	Quarters Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share amounts)

Revenues	$23,779	$23,576	$23,638	$22,980	$19,609	$18,600	$21,680	$20,928
Cost of revenues	1,488	1,464	1,458	1,218	908	819	599	516

Gross profit	22,291	22,112	22,180	21,762	18,701	17,781	21,081	20,412
Operating expenses:
Sales and marketing	12,258	13,437	12,599	11,414	10,601	10,326	10,625	11,745
General and administrative	6,509	6,395	6,211	5,814	5,703	5,480	5,540	4,643

Total operating expenses	18,767	19,832	18,810	17,228	16,304	15,806	16,165	16,388
Operating income from continuing operations	3,524	2,280	3,370	4,534	2,397	1,975	4,916	4,024
Interest income and other income	21	8	13	19	18	59	74	133
Gain (loss) on foreign currency	(94)	320	(116)	(187)	424	(69)	(2)	141

Income from continuing operations before income tax expense	3,451	2,608	3,267	4,366	2,839	1,965	4,988	4,298
Income tax expense	1,981	1,308	1,659	2,325	1,114	1,451	2,993	2,619

Income from continuing operations, net of tax	1,470	1,300	1,608	2,041	1,725	514	1,995	1,679
Income (loss) from discontinued operations, net of tax	3,863	(1,595)	(1,799)	(1,703)	(1,853)	(2,303)	(3,188)	(2,685)

Net income (loss)	$5,333	$(295)	$(191)	$338	$(128)	$(1,789)	$(1,193)	$(1,006)

Basic net income (loss) per share from
Continuing operations	$.09	$.08	$.10	$.13	$.12	$.04	$.14	$.12
Discontinue operations	$.23	$(.10)	$(.11)	$(.10)	$(.13)	$(.16)	$(.22)	$(.19)
Net income (loss) per share	$.32	$(.02)	$(.01)	$.02	$(.01)	$(.13)	$(.08)	$(.07)
Diluted net income (loss) per share from:
Continuing operations	$.09	$.08	$.10	$.13	$.11	$.03	$.12	$.10
Discontinue operations	$.23	$(.10)	$(.11)	$(.10)	$(.12)	$(.14)	$(.20)	$(.17)
Net income (loss) per share	$.32	$(.02)	$(.01)	$.02	$(.01)	$(.11)	$(.07)	$(.06)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/  HOLGER BARTEL
Holger Bartel
Chief Executive Officer

/s/  WAYNE LEE
Wayne Lee
Chief Financial Officer

March 16, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2009 and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 1, 2010.

Name	Age	Position

Holger Bartel, Ph.D.	43	Chief Executive Officer
Wayne Lee	38	Chief Financial Officer
Christopher Loughlin	36	Executive Vice President, Europe
Max Rayner	49	Chief Technology Officer
Shirley Tafoya	46	President, North America

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

Wayne Lee, CPA, has served as Chief Financial Officer since September 2006 after service as Director of Finance and Vice President of Finance since 2005. From 2003 to 2005, Mr. Lee was Business Group Controller and North American Sales Controller of Novellus Systems, Inc. From 1998 to 2003, he was Assistant Controller of Allegis Corporation. Mr. Lee is a Certified Public Accountant who received his B.S. in Business Administration from the Walter A. Haas School of Business at the University of California, Berkeley.

Christopher Loughlin has served as Executive Vice President, Europe since May 2005 after serving as Vice President of Business Development since 2001. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York City.

Max Rayner has served as Chief Technology Officer since September 2009 after having served as Chief Information Officer since November 2007 and oversees Travelzoo’s global IT function, including software development and information management. From 2005 to 2007, Mr. Rayner served as Executive Vice President of Products and Services and CIO at SurfControl. From 2004 to 2005, Mr. Rayner was Vice President, System Architecture at Salesforce.com. Mr. Rayner has a B.A. in Computer Science and Digital Engineering from Dartmouth College and an MBA in Finance from the University of California, Los Angeles.

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

Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Date: March 16, 2010

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

Signature	Title(s)	Date

/s/ RALPH BARTEL Ralph Bartel	Chairman of the Board	March 16, 2010

/s/ HOLGER BARTEL Holger Bartel	Chief Executive Officer and Director	March 16, 2010

/s/ WAYNE LEE Wayne Lee	Chief Financial Officer and Principal Accounting Officer	March 16, 2010

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 16, 2010

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 16, 2010

/s/ KELLY M. URSO Kelly M. Urso	Director	March 16, 2010

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2		—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.1		—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)
10	.2*	—	Christopher Loughlin Service Agreement, dated as of May 16, 2005, between Travelzoo UK Ltd and Christopher Loughlin (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed August 15, 2005)
10	.3*	—	Christopher Loughlin Amended Service Agreement, effective as of July 1, 2006, between Travelzoo (Europe) Limited and Christopher Loughlin (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed August 9, 2006)
10	.4*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)
10	.5*	—	Employment Agreement, dated May 8, 2001 by and between Shirley Tafoya and Travelzoo Inc., as amended, and 2007 Addendum to Employment Agreement by and between Travelzoo Inc. and Shirley Tafoya (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed April 11, 2007)
10	.6*	—	Employment Agreement, dated as of December 9, 2005, between Wayne Lee and Travelzoo Inc. (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2007)
10	.7*	—	Amendment to Service Agreement between Travelzoo (Europe) Limited and Christopher Loughlin dated as of August 13, 2007 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 15, 2007)
10.8		—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo Inc. and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)
10	.9*	—	Employment Agreement, effective as of October 1, 2008, by and between Travelzoo Inc. and Holger Bartel (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No. 000-50171), filed September 23, 2008)
10	.10*	—	Amendment No. 1 to Employment Agreement, effective as September 23, 2008, by and between Travelzoo Inc. and Max Rayner (Incorporated by reference to Exhibit 99.1 on Form 8-K (File No. 000-50171), filed September 29, 2008)
10	.11*	—	Amendment No. 1 to Employment Agreement, effective as September 23, 2008, by and between Travelzoo Inc. and Wayne Lee (Incorporated by reference to Exhibit 99.2 on Form 8-K (File No. 000-50171), filed September 29, 2008)
10	.12*	—	Amended and Restated Employment Agreement, effective as of September 1, 2009, by and between Travelzoo Inc. and Max Rayner (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed September 2, 2009)
10.13		—	Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo Inc., Travelzoo K.K., Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 5, 2009)
10.14		—	Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo Inc., Travelzoo (Asia Pacific) Limited, Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed October 5, 2009)
10.15		—	Option Agreement, dated September 30, 2009, between Travelzoo Inc. and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)

Exhibit
Number			Description

10	.16*	—	Employment Agreement between Travelzoo Inc. and Christopher Loughlin dated November 18, 2009 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed November 23, 2009)
10	.17*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Christopher Loughlin dated November 18, 2009 (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed November 23, 2009)
21	.1‡	—	Subsidiaries of Travelzoo Inc.
23	.1‡	—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (included on signature page)
31	.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or a compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.