Form 10-K/A
period 2009-12-31
TRAVELZOO INC
filed 2010-05-06
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $60,650,437.

The number of shares outstanding of the Registrant’s Common Stock as of February 26, 2010 was 16,443,828.

Explanatory Note

     Travelzoo Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 16, 2010, solely in order to correct the following errors:

▪        In the table under the “Reach” section in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has corrected the number of subscribers to its Travelzoo Top 20 e-mail newsletter in Europe and Year-Over-Year Growth of such subscribers to read “3,520,000” instead of “3,206,000” and “62%” instead of “47%”, respectively.  The Company also made a conforming change in the second paragraph following the table.

▪        In the table under the “Reach” section in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has corrected the number of subscribers to its Newsflash e-mail alert service in Europe and Year-Over-Year Growth of such subscribers to read “3,435,000” instead of “3,116,000” and “66%” instead of “50%”, respectively.

This Amendment No. 1 amends the errors in Item 7 described above.  All other items and exhibits contained in the Annual Report on Form 10-K as filed on March 16, 2010 remain unchanged.  This Amendment No. 1 does not reflect facts or events occurring after the original filing date of March 16, 2010 or modify (except as set forth above) or update the disclosures in any way.  Accordingly, this Amendment No. 1 should be read in conjunction with the original filing.  In accordance with Exchange Act Rule 12b-15, new certifications of the Company's Chief Executive Officer and Chief Financial Officer are also being filed.

TRAVELZOO INC.

Table of Contents

		Page
	PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	21
EX-31.1 EX-31.2 EX-32.1 EX-32.2

Forward-Looking Statements

The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo Inc. and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 16, 2010, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this Report reflect the beliefs of our management on the date of this Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

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

When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:

▪         Growth of number of subscribers of the Company’s newsletters and page views of the homepages of the Travelzoo Web sites;

▪         Operating margin;

▪         Growth in revenues in the absolute and relative to the growth in reach of the Company’s publications; and

▪         Revenue per employee as a measure of productivity.

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

	Year Ended December 31,		Year-Over-Year
	2009	2008	Growth(1)

Subscribers:
North America
Travelzoo Top 20	12,680,000	10,769,000	18%
Newsflash	10,905,000	8,888,000	23%
Europe
Travelzoo Top 20	3,520,000	2,176,000	62%
Newsflash	3,435,000	2,075,000	66%
Page views of homepages of Travelzoo Web sites:
North America	36,455,000	28,600,000	27%
Europe	16,491,000	7,237,000	128%

 (1)          The comparability of year-over-year changes of page views of the homepages of Travelzoo Websites may be limited due to the design and navigation of the Web sites.

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

In Europe, revenues for the year ended December 31, 2009 increased by 70% from the previous year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of December 31, 2009 increased by 62% compared to December 31, 2008 and page views of the homepages of the Travelzoo Web sites in Europe for the year ended December 31, 2009 increased by 128% from the previous year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter.

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

Management believes that our ability to increase revenues in the future depends mainly on the following factors:

▪   Our ability to increase our advertising rates;

▪   Our ability to sell more advertising to existing clients;

▪   Our ability to increase the number of clients;

▪   Our ability to develop new revenue streams; and

▪   Our ability to launch new products.

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

The table includes the following data:

▪         Average Cost per Acquisition of a New Subscriber:  This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

▪         New Subscribers:  Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

▪         Subscribers Removed From List:  Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

▪         Balance:  This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

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

    Growth Strategy

Our growth strategy has three main elements:

▪         International expansion:  We want to grow our revenue and operating profit through replicating the Travelzoo business in attractive international markets in Europe and in North America. We want to develop a strong competitive position through building a strong global brand and unique global content.

▪         Expand scope of Travelzoo business:  We want to grow our revenue and operating profit through expanding the Travelzoo product offerings and content into entertainment (e.g., Broadway shows, sporting events).

▪         Fly.com:  We want to grow revenue and operating profits through building up Fly.com, our new meta-search engine for airfares. We have identified meta-search as an opportunity with attractive economics and great synergies with Travelzoo.

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

PART IV

Item 15.               Exhibits and Financial Statement Schedules

          The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K and are meant to supplement the Exhibits listed and/or filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  TRAVELZOO INC.

                                                                                                                  By: /s/ Wayne Lee

                                                                                                                              Wayne Lee

                                                                                                                    Chief Financial Officer

Date:   May 6, 2010

                                                                    EXHIBIT INDEX

Exhibit
Number	Description

31	.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    ‡  Filed herewith.

    †  Furnished herewith.