Form 10-Q
period 2010-03-31
TRAVELZOO INC
filed 2010-05-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File No.: 000-50171
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

590 Madison Avenue, 37th Floor
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of May 5, 2010 was 16,443,828 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,125	$19,776
Accounts receivable, less allowance for doubtful accounts of $438 and $501 as of March 31, 2010 and December 31, 2009, respectively	13,383	11,279
Income tax receivable	—	6,061
Deposits	108	139
Prepaid expenses and other current assets	956	1,103
Deferred tax assets	966	966

Total current assets	45,538	39,324
Deposits, less current portion	353	381
Deferred tax assets, less current portion	52	52
Restricted cash	875	875
Property and equipment, net	4,119	4,089
Intangible assets, net	1,322	1,411

Total assets	$52,259	$46,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,815	$6,834
Accrued expenses	5,429	4,278
Deferred revenue	1,228	828
Income tax payable	686	—
Deferred rent	172	134

Total current liabilities	14,330	12,074

Deferred tax liabilities — long-term	533	533
Long-term tax liabilities	2,150	2,139
Deferred rent, less current portion	612	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,444 shares issued and outstanding as of March 31, 2010 and December 31, 2009)	164	164
Additional paid-in capital	6,035	4,772
Retained earnings	29,482	27,008
Accumulated other comprehensive loss	(1,047)	(1,173)

Total stockholders’ equity	34,634	30,771

Total liabilities and stockholders’ equity	$52,259	$46,132

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$28,518	$22,980
Cost of revenues	1,653	1,218

Gross profit	26,865	21,762

Operating expenses:
Sales and marketing	14,993	11,414
General and administrative	6,712	5,814

Total operating expenses	21,705	17,228

Operating income from continuing operations	5,160	4,534
Other income and expense:
Interest income and other income	42	19
Loss on foreign currency	(209)	(187)

Income from continuing operations before income taxes	4,993	4,366
Income taxes	2,519	2,325

Income from continuing operations, net of tax	2,474	2,041
Loss from discontinued operations, net of tax	—	(1,703)

Net income	$2,474	$338

Basic net income (loss) per share from:
Continuing operations	$0.15	$0.13
Discontinued operations	$—	$(0.10)
Net income per share	$0.15	$0.02

Diluted net income (loss) per share from:
Continuing operations	$0.15	$0.13
Discontinued operations	$—	$(0.10)
Net income per share	$0.15	$0.02

Shares used in computing basic net income (loss) per share	16,444	16,300
Shares used in computing diluted net income (loss) per share	16,452	16,306
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,474	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562	442
Stock-based compensation	187	—
Provision for losses on accounts receivable	39	278
Net foreign currency effect	209	203
Changes in operating assets and liabilities:
Accounts receivable	(2,321)	(1,005)
Deposits	(8)	73
Income tax receivable	6,061	—
Prepaid expenses and other current assets	130	1,468
Accounts payable	38	(112)
Accrued expenses	1,256	(9)
Deferred revenue	412	(74)
Deferred rent	34	(61)
Income tax payable	683	519
Other non-current liabilities	11	9

Net cash provided by operating activities	9,767	2,069

Cash flows from investing activities:
Purchases of property and equipment	(396)	(884)
Purchases of intangible assets	—	(1,760)

Net cash used in investing activities	(396)	(2,644)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,158
Proceeds from sale of Asia Pacific business segment	1,073	—

Net cash provided by financing activities	1,073	2,158

Effect of exchange rate changes on cash and cash equivalents	(95)	(118)

Net increase in cash and cash equivalents	10,349	1,465
Cash and cash equivalents at beginning of period	19,776	14,179

Cash and cash equivalents at end of period	$30,125	$15,644

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$(4,225)	$73
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 20 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated from advertising fees. Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of May 1, 2010.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on March 16, 2010.
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
     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period, and the Company makes no representations related thereto.
     Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, as described in Note 15, “Discontinued Operations”, the Company has classified the financial results of its Asia Pacific operating segment as discontinued operations for all periods presented due to the sale of the assets of its Asia Pacific subsidiaries, which constituted the Company’s Asia Pacific operating segment, to Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly-owned subsidiaries of Azzurro Capital Inc. The assets sold to and liabilities assumed by Travelzoo (Asia) Limited and Travelzoo Japan K.K. are classified as assets held for sale and liabilities related to assets held for sale on the balance sheet. The notes to the Company’s unaudited condensed consolidated financial statements relate to continuing operations only, unless otherwise indicated.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2010, there were 16,443,828 shares of common stock outstanding.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the three months ended March 31, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,068,000 shares had not submitted claims under the program as of March 31, 2010.
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
Note 3: Recent Accounting Standards
     In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities, which is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. Effective January 1, 2010, the Company adopted this new accounting standard. The adoption of this new accounting standard did not have an impact on the Company’s consolidated results of operations or financial condition.

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
     In January 2010, the FASB issued ASU 2010-06, a new accounting standard which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. Effective January, 2010, the Company adopted this new accounting standard. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
Note 4: Financial Instruments
     At March 31, 2010, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at March 31, 2010 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$26,029	$26,029	$—	$—

Total	$26,029	$26,029	$—	$—

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
     As of March 31, 2010 and December 31, 2009, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $795,000 and $905,000, respectively. For the three months ended March 31, 2010 and 2009, the Company recorded amortization of capitalized internal-use software and Web site development costs of $110,000 and $79,000, respectively.
Note 6: Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Internet domain names	$2,117	$2,117
Less accumulated amortization	795	706

Total	$1,322	$1,411

     Intangible assets have a useful life of 5 years. Amortization expense was $88,000 and $90,000 for the three months ended March 31, 2010 and 2009, respectively.
     Future expected amortization expense related to intangible assets at March 31, 2010 is as follows (in thousands):

2010	266
2011	354
2012	352
2013	350

$1,322

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
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $438,000 and $501,000 at March 31, 2010 and December 31, 2009, respectively.
Note 8: Stock-Based Compensation and Stock Options
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the year ended December 31, 2008. As of March 31, 2010, 12,725 of these options are vested and remain outstanding.
     In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director, 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the year ended December 31, 2008. As of March 31, 2010, 5,000 of these options are vested and remain outstanding.
     In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting in July 1, 2011. The options expire in November 2019. As of March 31, 2010, none of the options were vested and 300,000 options were outstanding. Total stock-based compensation for three months ended March 31, 2010 was $188,000.
     As of March 31, 2010, there was approximately $3.2 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 4.2 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Note 9: Net Income Per Share
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income:
Income from continuing operations, net of tax	$2,474	$2,041
Loss from discontinued operations, net of tax	—	(1,703)

Net income	$2,474	$338

Weighted average common shares	16,444	16,300
Effect of dilutive securities — stock options	8	6

Diluted weighted average common shares	16,452	16,306

Basic net income (loss) per share from:
Continuing operations	$0.15	$0.13
Discontinued operations	—	(0.10)
Net income	$0.15	$0.02
Diluted net income (loss) per share from:
Continuing operations	$0.15	$0.13
Discontinued operations	—	(0.10)
Net income	$0.15	$0.02
     There were options to purchase an additional 300,000 shares of common stock outstanding as of March 31, 2010, but because the exercise price of these options was higher than the average stock price for the three months ended March 31, 2010, they have been excluded from the computation of diluted net income per share for the three months ended March 31, 2010 as their effect was anti-

dilutive. All options outstanding as of March 31, 2009 were included in the computation of diluted net income per share for the three months ended March 31, 2009.
Note 10: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2010 and January 31, 2014. The future minimum lease payments under these operating leases as of March 31, 2010 total $10.0 million. The future lease payments consist of $2,970,000 due in 2010, $2,960,000 due in 2011, $2,033,000 due in 2012, $1,924,000 due in 2013, and $161,000 due in 2014.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the three months ended March 31, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the three months ended March 31, 2010, our effective tax rate was 50%.
     At March 31, 2010, the Company had approximately $2.0 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $793,000, which if recognized, would favorably affect the Company’s effective income tax rate and unrecognized tax benefits of approximately $1.2 million, if recognized, would be recorded in discontinued operations.
     The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had approximately $147,000 and $136,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California tax examinations for years before 2004. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The Company does not agree with the Notice of Proposed Adjustment and started discussions with the Appeals Division of the IRS in February 2010. If the Company were to agree with the Notice of Proposed Adjustment, the result would be an additional payment of approximately $590,000, plus interest. The Company believes it has adequately provided for this matter in the balance of its long-term tax liabilities and it is not expected to have a material impact on the Company’s results of operations.
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
     The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	North
Three months ended March 31, 2010:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$22,367	$6,151	$—	$28,518
Intersegment revenues	29	9	(38)	—

Total net revenues	22,396	6,160	(38)	28,518

Operating income (loss)	6,110	(951)	1	5,160

	North
Three months ended March 31, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$20,006	$2,974	$—	$22,980
Intersegment revenues	25	5	(30)	—

Total net revenues	20,031	2,979	(30)	22,980

Operating income (loss)	5,815	(1,276)	(5)	4,534

	North
As of March 31, 2010	America	Europe	Elimination	Consolidated
Property and equipment, net	$3,954	$164	$—	$4,118
Total assets	70,910	5,638	(24,289)	52,259

	North
As of December 31, 2009	America	Europe	Elimination	Consolidated
Property and equipment, net	$3,908	$181	$—	$4,089
Total assets	64,095	4,960	(22,923)	46,132
     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     Significant customer information is as follows:

	Percent of Revenues		Percent of Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2010	2009	2010	2009
Orbitz Worldwide	*	13%	*	*

*	Less than 10%
     The agreements with this customer are in the form of multiple insertion orders in either the Company’s standard form or in the customer’s form.
Note 13: Comprehensive Income
     Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments.
     The following are components of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$2,474	$338
Other comprehensive income:
Foreign currency translation adjustments	126	97

Total comprehensive income	$2,600	$435

     Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of cumulative foreign currency translation adjustments.
Note 14: Related Party Transaction
     On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by The Ralph Bartel 2005 Trust. Ralph Bartel, the Company’s Chairman and principal shareholder, is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $109,000 as of March 31, 2010 and are part of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. See Note 15 for a further discussion on the sale of the Company’s Asia Pacific operating segment.
Note 15: Discontinued Operations
     On September 30, 2009, the Company and its principal Asia Pacific subsidiaries entered into two definitive Asset Purchase Agreements (“Asset Purchase Agreements”) with Azzurro Capital Inc., a company owned and controlled by The Ralph Bartel 2005 Trust, on behalf of itself, and Azzurro Capital Inc.’s newly formed wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., to acquire substantially all of the assets, and with the exception of intercompany loans, assume substantially all of the liabilities of Travelzoo’s principal Asia Pacific subsidiaries, which constitute Travelzoo’s Asia Pacific operating segment. The aggregate purchase price under the Asset Purchase Agreements was $3,600,000, subject to a working capital adjustment, as defined in the Asset Purchase Agreements, based on unaudited balance sheets as of October 31, 2009. Ralph Bartel, the Company’s Chairman and principal shareholder, is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust.
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
     The Company and Azzurro Capital Inc. also entered into an Option Agreement (the “Option Agreement”) on September 30, 2009, under which the Company will have an option (the “Option”) to acquire the assets or shares of the Travelzoo (Asia) Limited and Travelzoo Japan K.K., exercisable during the month of June in any year from 2011 to 2020. The Option is also exercisable upon receipt by Travelzoo of a notice delivered under the Option Agreement of (a) the intent for either or both of the Travelzoo (Asia) Limited and Travelzoo Japan K.K. to cease operations or (b) an intention to effect an initial public offering of the shares of either of Travelzoo (Asia) Limited or Travelzoo Japan K.K. The purchase price under the Option will be the fair market value of the assets and business being acquired, determined by third party appraisal under the procedures set forth in the Option Agreement.
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
     On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. pursuant to the terms of the Asset Purchase Agreements. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. The Company has not had significant ongoing involvement with the operations of the Asia Pacific operating segment and has not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Accordingly, the sale of the Asia Pacific operating segment is treated as a discontinued operation under the relevant accounting literature.
     At the completion of the sale, the Company received $2.1 million, net of cash provided, and had a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million, which was paid during quarter ending March 31, 2010. The Company realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. The resulting gain on the sale was reflected as an addition to additional paid-in capital in the accompanying condensed consolidated balance sheets as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel.
     The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues	$—	$388
Cost of revenues	—	46

Gross profit	—	342

Operating expenses:
Sales and marketing	—	923
General and administrative	—	1,132

	Three Months Ended March 31,
	2010	2009
Total operating expenses	—	2,055

Operating loss from discontinued operations	—	(1,713)
Other expense	—	(15)

Loss from discontinued operations before income taxes	—	(1,728)
Income tax benefit	—	25

Loss from discontinued operations, net of tax	$—	$(1,703)

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
Overview
     Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 20 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated from advertising fees.
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
     On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo Web sites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company. See Note 15 to the accompanying condensed consolidated financial statements.
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
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the quarter ended March 31, 2009, European operations were 22% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results from our continuing operations for the periods indicated.

	Three Months Ended
	March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	5.8	5.3

Gross profit	94.2	94.7

Operating expenses:
Sales and marketing	52.6	49.7
General and administrative	23.5	25.3

Total operating expenses	76.1	75.0

Operating income from continuing operations	18.1	19.7
Other income and expenses, net	(0.6)	(0.7)

Income from continuing operations, before income taxes	17.5	19.0
Income taxes	8.8	10.1

Income from continuing operations	8.7%	8.9%

     For the three months ended March 31, 2010, we reported operating income from continuing operations of approximately $5.2 million. Our operating margin from continuing operations decreased to 18.1% for the three months ended March 31, 2010 compared to 19.7% for the same period last year. The main reason for the decrease in operating margin from continuing operations is our sales and marketing expense as a percentage of revenues for the three months ended March 31, 2010 increased compared to the three months ended March 31, 2009 (see “Operating Expenses” below).
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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of March 31, 2010 and 2009 and the total number of page views for the homepages of the Travelzoo Web sites in North America and Europe for the three months ended March 31, 2010 and 2009. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	March 31,		Year-over-Year
	2010	2009	Change
Subscribers:
North America
Travelzoo Top 20	13,242,000	11,236,000	18%
Newsflash	11,506,000	9,341,000	23%
Europe
Travelzoo Top 20	3,868,000	2,431,000	59%
Newsflash	3,787,000	2,327,000	63%

	Three Months Ended March 31,		Year-over-Year
	2010	2009	Change*
Page views of homepages of Travelzoo Web sites:
North America	11,035,000	8,916,000	24%
Europe	4,322,000	2,201,000	96%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites.
     In North America, revenues for the three months ended March 31, 2010 increased by 12% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of March 31, 2010 increased by 18% compared to March 31, 2009 and page views of the homepages of the Travelzoo Web sites in North America for the three months ended March 31, 2010 increased by 24% from the same period last year. In North America, we believe we were unable to fully convert higher reach into higher revenues because we were only able to increase our advertising rates on select listings effective January 1, 2010.
     In Europe, revenues for the three months ended March 31, 2010 increased by 107% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of March 31, 2010 increased by 59% compared to March 31, 2009 and page views of the homepages of the Travelzoo Web sites in Europe increased by 96% from the same period last year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo Web sites in Europe.

Revenues
     Our total revenues increased to $28.5 million for the three months ended March 31, 2010 from $23.0 million for the three months ended March 31, 2009. This represents an increase of $5.5 million or 24%. $2.3 million of the increase in revenues came from our operations in North America, which had an increase of 12% in revenues year-over-year and was attributed primarily to a $2.2 million increase in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service. $3.2 million of the increase in revenues came from our operations in Europe, which had an increase of 107% in revenues year-over-year, which was attributed primarily to a $2.7 million increase in revenue from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $438,000 increase in our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in Europe in October 2009. In local currency terms, revenues from our operations in Europe increased 91% year-over-year. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended March 31, 2010 would have been approximately $434,000 lower than reported revenues of $6.2 million.
     For the three months ended March 31, 2010, none of our customers accounted for 10% or more of our revenue. For the three months ended March 31, 2009, one of our customers accounted for 13% of our revenue.
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
     Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. We increased advertising rates on select listings in the U.S. on January 1, 2010 and we did not increase our advertising rates in the U.S. on January 1, 2009 or January 1, 2008. In the U.S., we were not able to increase advertising rates on all listings in 2010 and did not increase rates in 2009 or 2008 due to intense competition in our industry. In Europe, we were able to increase our advertising rates on most of our listings on January 1, 2010. We intend to continue reviewing advertising rates and considering increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.
     Average annualized revenue per employee increased to $568,000 for the three months ended March 31, 2010 from $547,000 for the three months ended March 31, 2009.
Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized Web site development costs, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.7 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. As a percentage of revenue, cost of revenues increased to 5.8% for the three months ended March 31,

2010 from 5.3% for the three months ended March 31, 2009. The $435,000 increase in cost of revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to a $325,000 increase in fees we pay related to user searches on Fly.com and a $112,000 increase in depreciation and maintenance costs.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $15.0 million for the three months ended March 31, 2010 from $11.4 million for the three months ended March 31, 2009. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo and Fly.com. The $3.6 million increase in sales and marketing expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to a $1.1 million increase in subscriber acquisition expenses, a $1.1 million increase in salary and employee related expenses due primarily to an increase in headcount, a $740,000 increase in marketing expenses for Fly.com. For the three months ended March 31, 2010 and 2009, advertising expenses accounted for 59% of total sales and marketing expenses.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.7 million for the three months ended March 31, 2010 from $5.8 million for the three months ended March 31, 2009. The $898,000 increase in general and administrative expenses was primarily due to a $424,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $398,000 increase in professional services expense, and a $128,000 increase in rent and office expense, offset by a $264,000 decrease in bad debt expense.
     In the three months ended March 31, 2010 and 2009, the Company recorded expenses of $2,000 and $1,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2007, 2008, 2009, and the first quarter of 2010, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.

     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: The quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: The number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.
North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
     In North America, we noted a trend of decreasing average cost per acquisition of a new subscriber (“CPA”) in 2009 after a period of increasing CPA. We do not consider the decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.

     In Europe, we see a large fluctuation in the CPA. The CPA fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA. In Q1 2010, a higher proportion of the total subscribers we acquired were in United Kingdom, where the acquisition costs have been lower compared to most of the other countries in Europe. This was the primary reason for the decrease in the CPA in Q1 2010 compared to Q4 2009.
     Future increases in CPA are likely to result in higher absolute marketing expenses and potentially higher relative marketing expenses as a percentage of revenue. Going forward, we expect continued upward pressure on online advertising rates and continued activity from competitors, which will likely increase our CPA over the long term. The effect on operations is that greater absolute and relative marketing expenditures may be necessary to continue to grow the reach of our publications. However, it is possible that the factors driving subscriber acquisition cost increases can be partially or completely offset by new or improved methods of subscriber acquisition using techniques which are under evaluation.
Segment Information
     We have presented the business segments in this report based on our organizational structure as of March 31, 2010.
North America

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net revenues	$22,396	$20,031
Income from operations	6,110	5,815
Income from operations as a % of revenues	27.3%	29.0%
     In North America, revenues increased $2.4 million or 12% for the three months ended March 31, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expense increased to $10.3 million, or 46% of revenue, for the three months ended March 31, 2010 from $8.8 million, or 44% of revenue, for the three months ended March 31, 2009. The $1.5 million increase in sales and marketing expense was primarily due to a $654,000 increase in marketing expenses for Fly.com, a $475,000 increase in salary and employee related expenses, and a $262,000 increase in advertising to acquire new subscribers for our e-mail products. General and administrative expenses increased to $4.6 million, or 21% of revenue, for the three months ended March 31, 2010 from $4.3 million, or 22% of revenue, for the three months ended March 31, 2009. The $322,000 increase in general and administrative expense was primarily due to a $220,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $186,000 increase in professional services expense, offset by a $149,000 decrease in bad debt expense. Income from operations for North America as a percentage of revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 decreased to 27.3% from 29.0%.
Europe

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net revenues	$6,160	$2,979
Loss from operations	(951)	(1,276)
Loss from operations as a % of revenues	15.4%	42.8%
     In Europe, revenues increased $3.2 million, or 107%, for the three months ended March 31, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expenses increased to $4.7 million, or 77% of revenue, for the three months ended March 31, 2010 from $2.6 million, or 89% of revenue, for the three months ended March 31, 2009. The $2.1 million increase in sales and marketing expense was primarily due to an $834,000 increase in advertising to acquire new subscribers for our e-mail products, a $603,000 increase in salary and employee related expenses due primarily to an increase in headcount, and a $349,000 increase in advertising to acquire traffic to our Web sites. General and administrative expenses increased to $2.1 million, or 34% of revenue, for the three months ended March 31, 2010 from $1.5 million, or 51% of revenue, for the three months ended March 31, 2009. The $590,000 increase in general and administrative expense was primarily due to a $203,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $207,000 increase in professional services expenses, and a $134,000 increase in rent and office expense. Our loss from operations in Europe was $951,000 for the three months ended March 31, 2010 compared to a loss of $1.3 million for the three months ended March 31, 2009. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 had an unfavorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the three months ended March 31, 2010 would have been approximately $45,000 lower.
Income Taxes
     We recorded income tax provisions of $2.5 million and $2.3 million relating to income from continuing operations for the three months ended March 31, 2010 and March 31, 2009, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. For the three months ended March 31, 2010 and 2009, our effective tax rates were 50% and 53%, respectively. Our effective tax rate decreased for the three months ended March 31, 2010 compared to 2009, due primarily to the decrease in losses from our Europe business segments which were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.
     In January 2009, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The Company does not agree with the Notice of Proposed Adjustment and started discussions with the Appeals Division of the IRS in February 2010. If the Company were to agree with the Notice of Proposed Adjustment, the result would be an additional payment of approximately $590,000, plus interest. The Company believes it has adequately provided for this matter in the balance of our long-term tax liabilities and it is not expected to have a material impact on the Company’s results of operation.
Discontinued Operations
     On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We received $3.1 million, net of cash provided. We realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. which was reflected as an addition to additional paid-in capital as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel. We recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in the Asia Pacific subsidiaries as a result of their dissolution.
Liquidity and Capital Resources
     As of March 31, 2010, we had $30.1 million in cash and cash equivalents. Cash and cash equivalents increased from $19.8 million as of December 31, 2009 primarily as a result of cash provided by operating activities and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$9,767	$2,069
Net cash used in investing activities	(396)	(2,644)
Net cash provided by financing activities	1,073	2,158
Effect of exchange rate changes on cash and cash equivalents	(95)	(118)

Net increase in cash and cash equivalents	$10,349	$1,465

     Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2010 increased by $7.7 million compared to the three months ended March 31, 2009. The $7.7 million increase in cash provided by operating activities was due primarily to a $2.1 million increase in net income and a $6.1 million decrease in our income tax receivable as of March 31, 2010 compared to December 31, 2009.
     Net cash used in investing activities was $396,000 for the three months ended March 31, 2010 compared to $2.6 million for the three months ended March 31, 2009. The $2.2 million decrease in cash used in investing activities was due primarily to a $488,000 decrease in purchased of property and equipment and we used $1.8 million to purchase the fly.com domain name during the three months ended March 31, 2009.
     Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, net cash provided by financing activities was due to proceeds received from sale of our Asia Pacific business segment. For the three months ended March 31, 2009, net cash provided by financing activities was due to the exercise of stock options.
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
     If the development of our business in Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in Europe with the objective of reducing cash outflow. For the three months ended March 31, 2010, cash used in operating activities in Europe was $866,000.
     The following summarizes our principal contractual commitments as of March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Total
Operating leases	$2,970	$2,960	$2,033	$1,924	$161	$10,048
Purchase obligations	782	—	—	—	—	782

Total commitments	$3,752	$2,960	$2,033	$1,924	$161	$10,830

     We also have contingencies related to net unrecognized tax benefits of approximately $2.0 million as of March 31, 2010, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
Growth Strategy
     Our growth strategy has three main elements:
•	International expansion: We want to grow our revenue and operating profit through multiplying the Travelzoo business in attractive international markets in Europe and in North America. We want to develop a strong competitive position through building a strong global brand and unique global content.

•	Expand scope of the Travelzoo business: We want to grow our revenue and operating profit through expanding the Travelzoo product offerings and content into entertainment (e.g., Broadway shows, sporting events).

•	Fly.com: We want to grow revenue and operating profits through building up Fly.com, our new meta-search engine for airfares. We have identified meta-search as an opportunity with attractive economics and great synergies with Travelzoo.
     We launched the Travelzoo business in the U.K. in 2005, in Canada in 2006, in Germany in 2006, in France in 2007, and in Spain in 2008. We began developing and offering entertainment content and related advertising services in 2008. We launched Fly.com in February 2009.
Recent Accounting Standards
     In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities, which is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier adoption is prohibited. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. Effective January 1, 2010, we adopted this new accounting standard. The adoption of this new accounting standard did not have an impact on our consolidated results of operations or financial condition.
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
     In January 2010, the FASB issued ASU 2010-06, a new accounting standard which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this new accounting standard to have a material impact on our consolidated results of operations or financial condition.
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
     In the three months ended March 31, 2010, we generated a net income of $2.5 million. In the year ended December 31, 2009, we generated a net income of $5.2 million. Although we had been profitable in the past, we incurred a net loss in 2008, and there is no assurance that we will continue be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Europe to incur losses through the end of 2010. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     For the three months ended March 31, 2010, our cash and cash equivalents increased by $10.3 million to $30.1 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
     The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. The recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition.
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
     Although our revenues in Europe increased 107% in the three months ended March 31, 2010 from the same period last year, we expect our operations in Europe will continue to incur losses through the end of 2010 primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
     The losses from our operations in Europe may not have any recognizable tax benefit. We expect that this will have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2010, we had 201 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN, and Yahoo!, that offer listings or other advertising opportunities for travel and entertainment companies. These companies have significantly greater financial, technical, marketing, and other resources and larger client bases. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We compete with travel meta-search engines and online travel deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines, and other traditional media companies that operate Web sites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share, or less use of Travelzoo by travel companies, entertainment companies, and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
     Ralph Bartel, who founded Travelzoo and who is our Chairman of the Board, is our largest stockholder, holding beneficially, as of May 1, 2010, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
     On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the three months ended March 31, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of March 31, 2010.
Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.
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
     Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $392,000 foreign exchange loss for the three months period ended March 31, 2010.
Item 4. Controls and Procedures
     For the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2009 Annual Report on Form 10-K and is incorporated herein by reference.
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
Wayne Lee
On behalf of the Registrant and as Chief Financial Officer and Principal Accounting Officer

Date: May 10, 2010