Form 10-Q
period 2010-06-30
TRAVELZOO INC
filed 2010-08-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No.: 000-50171
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-4415727
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

590 Madison Avenue, 37th Floor	10022
New York, New York	(Zip code)
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
     The number of shares of Travelzoo common stock outstanding as of August 5, 2010 was 16,443,828 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$31,875	$19,776
Accounts receivable, less allowance for doubtful accounts of $415 and $501 as of June 30, 2010 and December 31, 2009, respectively	13,551	11,279
Income tax receivable	797	6,061
Deposits	192	139
Prepaid expenses and other current assets	1,103	1,103
Deferred tax assets	966	966

Total current assets	48,484	39,324
Deposits, less current portion	300	381
Deferred tax assets, less current portion	52	52
Restricted cash	875	875
Property and equipment, net	3,949	4,089
Intangible assets, net	1,234	1,411

Total assets	$54,894	$46,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,341	$6,834
Accrued expenses	5,803	4,278
Deferred revenue	1,029	828
Income tax payable	352	—
Deferred rent	205	134

Total current liabilities	13,730	12,074

Deferred tax liabilities — long-term	533	533
Long-term tax liabilities	2,167	2,139
Deferred rent, less current portion	579	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,444 shares issued and outstanding as of June 30, 2010 and December 31, 2009)	164	164
Additional paid-in capital	6,223	4,772
Retained earnings	32,729	27,008
Accumulated other comprehensive loss	(1,231)	(1,173)

Total stockholders’ equity	37,885	30,771

Total liabilities and stockholders’ equity	$54,894	$46,132

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$28,106	$23,638	$56,624	$46,618
Cost of revenues	1,616	1,458	3,270	2,675

Gross profit	26,490	22,180	53,354	43,943

Operating expenses:
Sales and marketing	14,049	12,599	29,041	24,013
General and administrative	6,505	6,211	13,217	12,026

Total operating expenses	20,554	18,810	42,258	36,039

Operating income from continuing operations	5,936	3,370	11,096	7,904
Other income and expense:
Interest income and other income	45	13	87	32
Loss on foreign currency	—	(116)	(209)	(304)

Income from continuing operations before income taxes	5,981	3,267	10,974	7,632
Income taxes	2,734	1,659	5,253	3,984

Income from continuing operations, net of tax	3,247	1,608	5,721	3,648
Loss from discontinued operations, net of tax	—	(1,799)	—	(3,502)

Net income (loss)	$3,247	$(191)	$5,721	$146

Basic net income (loss) per share from:
Continuing operations	$0.20	$0.10	$0.35	$0.22
Discontinued operations	$—	$(0.11)	$—	$(0.21)
Net income (loss) per share	$0.20	$(0.01)	$0.35	$0.01

Diluted net income (loss) per share from:
Continuing operations	$0.20	$0.10	$0.35	$0.22
Discontinued operations	$—	$(0.11)	$—	$(0.21)
Net income (loss) per share	$0.20	$(0.01)	$0.35	$0.01
Shares used in computing basic net income (loss) per share	16,444	16,444	16,444	16,372
Shares used in computing diluted net income (loss) per share	16,453	16,452	16,452	16,379
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,721	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,147	926
Stock-based compensation	375	—
Provision for losses on accounts receivable	(1)	316
Net foreign currency effect	209	317
Changes in operating assets and liabilities:
Accounts receivable	(2,568)	(983)
Deposits	(85)	(24)
Income tax receivable	5,264	—
Prepaid expenses and other current assets	(40)	1,636
Accounts payable	(269)	2,029
Accrued expenses	1,657	(369)
Deferred revenue	220	105
Deferred rent	34	(102)
Income tax payable	357	(1,945)
Other non-current liabilities	28	19

Net cash provided by operating activities	12,049	2,071

Cash flows from investing activities:
Purchases of property and equipment	(751)	(1,204)
Purchases of intangible assets	—	(1,760)

Net cash used in investing activities	(751)	(2,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,158
Proceeds from sale of Asia Pacific business segment	1,073	—

Net cash provided by financing activities	1,073	2,158

Effect of exchange rate changes on cash and cash equivalents	(272)	100

Net increase in cash and cash equivalents	12,099	1,365
Cash and cash equivalents at beginning of period	19,776	14,179

Cash and cash equivalents at end of period	$31,875	$15,544

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$(368)	$4,179
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 21 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated from advertising fees. Our publications and products include the Travelzoo Web sites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party Web sites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of August 1, 2010.
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
     The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period, and the Company makes no representations related thereto.
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
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2010, there were 16,443,828 shares of common stock outstanding.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $6,000 for these cash payments for the six months ended June 30, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,068,000 shares had not submitted claims under the program as of June 30, 2010.
Note 2: Revenue Recognition
     All revenue consists of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo Web site, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com.

     The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin for revenue recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable, and collection of the resulting receivable is reasonably assured.
     Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
Note 3: Recent Accounting Standards
     In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about the nature of restrictions on a consolidated variable interest entity’s assets, its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. Effective January 1, 2010, the Company adopted this new accounting standard. The adoption of this new accounting standard did not have an impact on the Company’s consolidated results of operations or financial condition.

     In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. The new accounting standard update will be effective for the Company January 1, 2011, with early adoption permitted. The Company is currently assessing the future impact of this new accounting standard on its consolidated results of operations and financial condition.
Note 4: Financial Instruments
     At June 30, 2010, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at June 30, 2010 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$27,301	$27,301	$—	$—

Total	$27,301	$27,301	$—	$—

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
     As of June 30, 2010 and December 31, 2009, our capitalized internal-use software and Web site development costs, net of accumulated amortization, were $685,000 and $905,000, respectively. For the three months ended June 30, 2010 and 2009, the Company recorded amortization of capitalized internal-use software and Web site development costs of $110,000 for each period. For the six months ended June 30, 2010 and 2009, the Company recorded amortization of capitalized internal-use software and Web site development costs of $220,000 and $189,000, respectively.
Note 6: Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Internet domain names	$2,117	$2,117
Less accumulated amortization	883	706

Total	$1,234	$1,411

     Intangible assets have a useful life of 5 years. Amortization expense was $88,000 and $90,000 for the three months ended June 30, 2010 and 2009, respectively and $177,000 and $180,000 for the six months ended June 30, 2010 and 2009, respectively
     Future expected amortization expense related to intangible assets at June 30, 2010 is as follows (in thousands):

2010	177
2011	354
2012	352
2013	351

$1,234

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
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $415,000 and $501,000 at June 30, 2010 and December 31, 2009, respectively.
Note 8: Stock-Based Compensation and Stock Options
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the year ended December 31, 2008. As of June 30, 2010, 12,725 of these options are vested and remain outstanding.
     In March 2002, the Company granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director, 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the year ended December 31, 2008. As of June 30, 2010, 5,000 of these options are vested and remain outstanding.
     In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting in July 1, 2011. The options expire in November 2019. As of June 30, 2010, none of the options were vested and 300,000 options were outstanding. Total stock-based compensation for three months and six months ended June 30, 2010 was $187,000 and $375,000, respectively. The Company did not record any stock-based compensation for three and six months ended June 30, 2009.
     As of June 30, 2010, there was approximately $3.0 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 4.0 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
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

     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss):
Net income from continuing operations, net of tax	$3,247	$1,608	$5,721	$3,648
Net loss from discontinued operations, net of tax	—	(1,799)	—	(3,502)

Net income (loss)	$3,247	$(191)	$5,721	$146

Weighted average common shares	16,444	16,444	16,444	16,372
Diluted weighted average common shares	16,453	16,452	16,452	16,379
Basic net income (loss) per share from:
Continuing operations	$0.20	$0.10	$0.35	$0.22
Discontinued operations	—	(0.11)	—	(0.21)

Net income (loss)	$0.20	$(0.01)	$0.35	$0.01

Diluted net income (loss) per share from:
Continuing operations	$0.20	$0.10	$0.35	$0.22
Discontinued operations	—	(0.11)	—	(0.21)

Net income (loss)	$0.20	$(0.01)	$0.35	$0.01

     For the six months ended June 30, 2010, options to purchase approximately 300,000 shares of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation because the effect would have been anti-dilutive.
Note 10: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2010 and January 31, 2014. The future minimum lease payments under these operating leases as of June 30, 2010 total $9.1 million. The future lease payments consist of $2,005,000 due in 2010, $2,948,000 due in 2011, $2,033,000 due in 2012, $1,924,000 due in 2013, and $161,000 due in 2014.
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
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $6,000 for these cash payments for the three months ended June 30, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program.

Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the six months ended June 30, 2010, our effective tax rate was 48%.
     At June 30, 2010, the Company had approximately $2.0 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $793,000, which if recognized, would favorably affect the Company’s effective income tax rate and unrecognized tax benefits of approximately $1.2 million, if recognized, would be recorded in discontinued operations.
     The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had approximately $164,000 and $136,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California tax examinations for years before 2004. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years. In January 2009, the IRS issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. On July 28, 2010, the Company reached a tentative settlement with the IRS with regards to the examination of the Company’s 2005 and 2006 tax years, as a result of which, the Company would owe additional taxes of approximately $544,000, including interest. The Company expects to pay this amount during the third quarter of 2010. The Company expects that the final settlement will result in a decrease in the Company’s tax expense for the third quarter of 2010 of approximately $160,000, due to the release of previously established tax liabilities and related interest of approximately $704,000 for this matter.
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
     The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	North
Three months ended June 30, 2010:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$22,153	$5,953	$—	$28,106
Intersegment revenues	42	55	(97)	—

Total net revenues	22,195	6,008	(97)	28,106

Operating income (loss)	6,743	(808)	1	5,936

	North
Three months ended June 30, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$19,637	$4,001	$—	$23,638
Intersegment revenues	99	21	(120)	—

Total net revenues	19,736	4,022	(120)	23,638

Operating income (loss)	4,453	(1,068)	(15)	3,370

	North
Six months ended June 30, 2010:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$44,520	$12,104	$—	$56,624
Intersegment revenues	71	65	(136)	—

Total net revenues	44,591	12,169	(136)	56,624

Operating income (loss)	12,853	(1,758)	1	11,096

	North
Six months ended June 30, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$39,644	$6,974	$—	$46,618
Intersegment revenues	124	26	(150)	—

Total net revenues	39,768	7,000	(150)	46,618

Operating income (loss)	10,268	(2,344)	(20)	7,904

	North
As of June 30, 2010	America	Europe	Elimination	Consolidated
Property and equipment, net	$3,795	$154	$—	$3,949
Total assets	74,688	5,992	(25,786)	54,894

	North
As of December 31, 2009	America	Europe	Elimination	Consolidated
Property and equipment, net	$3,908	$181	$—	$4,089
Total assets	64,095	4,960	(22,923)	46,132
     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     For the three and six months ended June 30, 2010 and 2009, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2010 and December 31, 2009, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
     The following are components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$3,247	$(191)	$5,721	$146
Other comprehensive income (loss):
Foreign currency translation adjustments	$(184)	$353	$(58)	$451

Total comprehensive income (loss)	$3,063	$162	$5,663	$597

     Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of cumulative foreign currency translation adjustments.
Note 14: Related Party Transaction
     On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by The Ralph Bartel 2005 Trust. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through June 30, 2010, was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $95,000 as of June 30, 2010 and were related primarily to fees under the Hosting Agreement and Referral Agreement. The $95,000 is part of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. See Note 15 for a further discussion on the sale of the Company’s Asia Pacific operating segment.

Note 15: Discontinued Operations
     On September 30, 2009, the Company and its principal Asia Pacific subsidiaries entered into two definitive Asset Purchase Agreements (“Asset Purchase Agreements”) with Azzurro Capital Inc., a company owned and controlled by The Ralph Bartel 2005 Trust, on behalf of itself, and Azzurro Capital Inc.’s newly formed wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., to acquire substantially all of the assets, and with the exception of intercompany loans, assume substantially all of the liabilities of Travelzoo’s principal Asia Pacific subsidiaries, which constitute Travelzoo’s Asia Pacific operating segment. The aggregate purchase price under the Asset Purchase Agreements was $3,600,000, subject to a working capital adjustment, as defined in the Asset Purchase Agreements, based on unaudited balance sheets as of October 31, 2009. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through June 30, 2010, was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust.
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
     At the completion of the sale, the Company received $2.1 million, net of cash provided, and had a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million, which was paid in March 2010. The Company realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. The resulting gain on the sale was reflected as an addition to additional paid-in capital in the accompanying condensed consolidated balance sheets as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel.
     The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$—	$642	$—	$1,030
Cost of revenues	—	54	—	100

Gross profit	—	588	—	930

Operating expenses:
Sales and marketing	—	1,200	—	2,123
General and administrative	—	1,210	—	2,342

Total operating expenses	—	2,410	—	4,465

Operating loss from discontinued operations	—	(1,822)	—	(3,535)
Other expense	—	(4)	—	(19)

Loss from discontinued operations before income taxes	—	(1,826)	—	(3,554)
Income tax benefit	—	27	—	52

Loss from discontinued operations, net of tax	$—	$(1,799)	$—	$(3,502)

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
Overview
     Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 21 million subscribers worldwide, as well as millions of Web site users, about the best travel and entertainment deals available from thousands of companies. We publish these offers by sourcing, researching, test-booking, and selecting offers professionally. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated from advertising fees.
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
     Our revenues are advertising revenues, consisting primarily of listing fees paid by travel and entertainment companies to advertise their offers on the Travelzoo Web sites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, through the Travelzoo Network, and on Fly.com. Listing fees are based on placement, number of listings, number of impressions, number of click-throughs, or number of referrals. Insertion orders for listings are typically for periods between one month and twelve months and are not automatically renewed.
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the quarter ended June 30, 2010, European operations were 21% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
     Revenue Recognition
     We recognize revenue on arrangements in accordance with the SEC Staff Accounting Bulletin for revenue recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results from our continuing operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	5.7	6.2	5.8	5.7

Gross profit	94.3	93.8	94.2	94.3

Operating expenses:
Sales and marketing	50.0	53.3	51.3	51.5
General and administrative	23.1	26.3	23.3	25.8

Total operating expenses	73.1	79.6	74.6	77.3

Operating income from continuing operations	21.2	14.2	19.6	17.0
Other income and expenses, net	0.1	(0.4)	(0.2)	(0.6)

Income from continuing operations, before income taxes	21.3	13.8	19.4	16.4
Income taxes	9.7	7.0	9.3	8.6

Income from continuing operations	11.6%	6.8%	10.1%	7.8%

     For the three months ended June 30, 2010, we reported operating income from continuing operations of approximately $5.9 million. Our operating margin from continuing operations increased to 21.2% for the three months ended June 30, 2010 compared to 14.2% for the same period last year. The main reason for the increase in operating margin from continuing operations is our operating expenses as a percentage of revenues for the three months ended June 30, 2010 decreased compared to the three months ended June 30, 2009 (see “Operating Expenses” below).
     For the six months ended June 30, 2010, we reported operating income from continuing operations of approximately $11.1 million. Our operating margin increased to 19.6% for the six months ended June 30, 2010 compared to 17.0% for the same period last year. The main reason for the increase in operating margin from continuing operations is our general and administrative expenses as a percentage of revenues decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 (see “Operating Expenses” below).

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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of June 30, 2010 and 2009 and the total number of page views for the homepages of the Travelzoo Web sites in North America and Europe for the six months ended June 30, 2010 and 2009. Management considers the page views for the Travelzoo homepages as indicators for the growth of Web site traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2010	2009	Change
Subscribers:
North America
Travelzoo Top 20	13,452,000	11,812,000	14%
Newsflash	11,778,000	9,923,000	19%
Europe
Travelzoo Top 20	4,137,000	2,775,000	49%
Newsflash	4,064,000	2,678,000	52%

	Six Months Ended June 30,		Year-over-Year
	2010	2009	Change*
Page views of homepages of Travelzoo Web sites:
North America	20,611,000	18,460,000	12%
Europe	8,617,000	6,185,000	39%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo Web sites may be limited due to the design and navigation of the Web sites.
     In North America, revenues for the six months ended June 30, 2010 increased by 12% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of June 30, 2010 increased by 14% compared to June 30, 2009 and page views of the homepages of the Travelzoo Web sites in North America for the six months ended June 30, 2010 increased by 12% from the same period last year. In North America, we believe that revenue growth did not increase at the same level as the level of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and Newsflash e-mail alert service because we were unable to increase our advertising rates significantly due to intense competition in our industry.
     In Europe, revenues for the six months ended June 30, 2010 increased by 74% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of June 30, 2010 increased by 49% compared to June 30, 2009 and page views of the homepages of the Travelzoo Web sites in Europe increased by 39% from the same period last year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo Web sites in Europe due in part to increases in our advertising rates.
Revenues
     Our total revenues increased to $28.1 million for the three months ended June 30, 2010 from $23.6 million for the three months ended June 30, 2009. This represents an increase of $4.5 million or 19%. $2.5 million of the increase in revenues came from our operations in North America, which had an increase of 12% in revenues year-over-year and was attributed primarily to a $2.1 million increase in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $366,000 increase in revenue from our search products, which consists of SuperSearch and Fly.com. $2.0 million of the increase in revenues came from our operations in Europe, which had an increase of 49% in revenues year-over-year, and was attributed primarily to a $1.7 million increase in revenue from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $198,000 increase in revenue from our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in Europe in October 2009. In local currency terms, revenues from our operations in Europe increased 55% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended June 30, 2010 would have been approximately $296,000 higher than reported revenues of $6.0 million.
     Our total revenues increased to $56.6 million for the six months ended June 30, 2010 from $46.6 million for the six months ended June 30, 2009. This represents an increase of $10.0 million or 21.5%. $5.1 million of the increase in revenues came from our operations in Europe, which had an increase of 74% in revenues year-over-year, and was attributed primarily to a $4.5 million increase in revenue from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $636,000 increase in our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in Europe in October 2009. In local currency terms, revenues from our operations in Europe increased 71% year-over-year. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the six months ended June 30, 2010 would have been approximately $138,000 lower than reported revenues of $12.1 million. $4.8 million of the increase in revenues came from our operations in North America and was attributed primarily to a $4.3 million increase in revenues from our publications, which includes the Travelzoo Web site, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $478,000 increase in revenue from our search products, which consists of SuperSearch and Fly.com.
     For the three and six months ended June 30, 2010 and June 30, 2009, none of our customers accounted for 10% or more of our revenue.
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

     Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. We increased advertising rates on select listings in the U.S. on January 1, 2010 and we did not increase our advertising rates in the U.S. on January 1, 2009. We increased advertising rates on select listings in Europe on January 1, 2010, January 1, 2009 and April 15, 2009 due in part to the increase in the reach of our publications. In the U.S. and Europe, we were not able to increase advertising rates on all listings in 2010 due to intense competition in our industry. We intend to continue reviewing advertising rates and considering increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.
     Average annualized revenue per employee decreased to $541,000 for the three months ended June 30, 2010 from $543,000 for the three months ended June 30, 2009.
Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized Web site development costs, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.6 million for the three months ended June 30, 2010 from $1.5 million for the three months ended June 30, 2009. As a percentage of revenue, cost of revenues decreased to 5.7% for the three months ended June 30, 2010 from 6.2% for the three months ended June 30, 2009. The $158,000 increase in cost of revenues for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a $93,000 increase in fees we pay related to user searches on Fly.com and a $72,000 increase in depreciation and maintenance costs.
     Our cost of revenues increased to $3.3 million for the six months ended June 30, 2010 from $2.7 million for the six months ended June 30, 2009. As a percentage of revenue, cost of revenues increased to 5.8% for the six months ended June 30, 2010 from 5.7% for the six months ended June 30, 2009. The $595,000 increase in cost of revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a $417,000 increase in fees we pay related to user searches on Fly.com and a $184,000 increase in depreciation and maintenance costs.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $14.0 million for the three months ended June 30, 2010 from $12.6 million for the three months ended June 30, 2009. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness for Travelzoo and Fly.com. The $1.4 million increase in sales and marketing expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a $790,000 increase in salary and employee related expenses due in part to an increase in headcount and a $566,000 increase in marketing expenses for Fly.com. For the three months ended June 30, 2010 and 2009, advertising expenses accounted for 61% and 63%, respectively, of total sales and marketing expenses.
     Sales and marketing expenses increased to $29.0 million for the six months ended June 30, 2010 from $24.0 million for the six months ended June 30, 2009. The $5.0 million increase in sales and marketing expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a $1.9 million increase in salary and employee related expenses due in part to an increase in headcount, a $1.3 million increase in marketing expenses for Fly.com, a $963,000 increase in advertising to acquire new subscribers for our e-mail products and a $416,000 increase in advertising to acquire traffic to our Web sites. For the six months ended June 30, 2010 and 2009, advertising expenses accounted for 60% and 69%, respectively, of total sales and marketing expenses.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.5 million for the three months ended June 30, 2010 from $6.2 million for the three months ended June 30, 2009. The $294,000 increase in general and administrative expenses was primarily due to a $110,000 increase in bank and merchant account fees and a $110,000 increase in employee development expenses.
     General and administrative expenses increased to $13.2 million for the six months ended June 30, 2010 from $12.0 million for the six months ended June 30, 2009. The $1.2 million increase in general and administrative expenses was primarily due to a $431,000 increase in salary and employee related expenses, a $232,000 increase in professional services expense, a $175,000 increase in bank and merchant account fees, and a $172,000 increase in rent and office expense.
     In the six months ended June 30, 2010 and 2009, the Company recorded expenses of $6,000 and $2,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2007, 2008, 2009, and the first two quarters of 2010, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: The quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.
•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.
•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.
•	Balance: The number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2007	$2.61	730,063	(345,896)	10,611,505
Q2 2007	$3.03	552,488	(335,304)	10,828,689
Q3 2007	$3.92	385,408	(255,008)	10,959,089
Q4 2007	$3.78	279,967	(242,822)	10,996,234
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Q2 2010	$1.62	719,777	(492,527)	14,050,004
Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2007	$3.89	159,439	(31,350)	783,379
Q2 2007	$4.43	206,003	(39,690)	949,692
Q3 2007	$2.96	331,903	(32,689)	1,248,906
Q4 2007	$5.85	165,781	(33,357)	1,381,330
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
Q2 2010	$4.31	400,549	(116,273)	4,246,169
     In North America, we noted a trend of decreasing average cost per acquisition of a new subscriber (“CPA”) in 2009 after a period of increasing CPA and a decrease in CPA in the second quarter of 2010 from the first quarter of 2010. We do not consider the decreases in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.
     In Europe, we see a large fluctuation in the CPA. The CPA fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in the fourth quarter of 2008 reflects the change in the exchange rates between the third quarter of 2008 and the fourth quarter of 2008 and accounted for $0.51 of the decrease in the CPA.
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
Segment Information
     We have presented the business segments in this report based on our organizational structure as of June 30, 2010.

North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net revenues	$22,195	$19,736	$44,591	$39,768
Income from operations	6,743	4,453	12,854	10,268
Income from operations as a % of revenues	30.4%	22.6%	28.8%	25.8%
     In North America, revenues increased $2.5 million, or 12%, for the three months ended June 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expense decreased to $9.5 million, or 43% of revenue, for the three months ended June 30, 2010 from $9.6 million, or 49% of revenue, for the three months ended June 30, 2009. The $78,000 decrease in sales and marketing expense was primarily due to a $739,000 decrease in advertising to acquire new subscribers for our e-mail products, offset by a $543,000 increase in salary and employee related expenses and a $148,000 increase in marketing expenses for Fly.com. General and administrative expenses increased to $4.6 million, or 21% of revenue, for the three months ended June 30, 2010 from $4.3 million, or 22% of revenue, for the three months ended June 30, 2009. The $273,000 increase in general and administrative expense was primarily due to a $176,000 increase in salary and employee related expenses. Income from operations for North America as a percentage of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 increased to 30.4% from 22.6%.
     In North America, revenues increased $4.8 million, or 12%, for the six months ended June 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expense increased to $19.8 million, or 44% of revenue, for the six months ended June 30, 2010 from $18.4 million, or 46% of revenue, for the six months ended June 30, 2009. The $1.4 million increase in sales and marketing expense was primarily due to a $1.0 million increase in salary and employee related expenses, an $802,000 increase in marketing expenses for Fly.com, offset by a $477,000 decrease in advertising to acquire new subscribers for our e-mail products. General and administrative expenses increased to $9.2 million, or 21% of revenue, for the six months ended June 30, 2010 from $8.6 million, or 22% of revenue, for the six months ended June 30, 2009. The $594,000 increase in general and administrative expense was primarily due to a $396,000 increase in salary and employee related expenses and a $173,000 increase in bank and merchant account fees. Income from operations for North America as a percentage of revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 increased to 28.8% from 25.8%.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net revenues	$6,008	$4,022	$12,169	$7,000
Loss from operations	(808)	(1,068)	(1,757)	(2,344)
Loss from operations as a % of revenues	13.4%	26.6%	14.4%	33.5%
     In Europe, revenues increased $2.0 million, or 49%, for the three months ended June 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expenses increased to $4.5 million, or 75% of revenue, for the three months ended June 30, 2010 from $3.0 million, or 75% of revenue, for the three months ended June 30, 2009. The $1.5 million increase in sales and marketing expense was primarily due to a $606,000 increase in advertising to acquire new subscribers for our e-mail products, a $418,000 increase in marketing expenses for Fly.com, a $247,000 increase in salary and employee related expenses due primarily to an increase in headcount, and a $224,000 increase in advertising to acquire traffic to our Web sites. General and administrative expenses remained unchanged at $2.0 million, or 33% of revenue, for the three months ended June 30, 2010 compared to $2.0 million, or 49% of revenue, for the three months ended June 30, 2009. Our loss from operations in Europe was $808,000 for the three months ended June 30, 2010 compared to a loss of $1.1 million for the three months ended June 30, 2009. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the three months ended June 30, 2010 would have been approximately $58,000 higher.
     In Europe, revenues increased $12.2 million, or 74%, for the six months ended June 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expenses increased to $9.3 million, or 76% of revenue, for the six months ended June 30, 2010 from $5.6 million, or 80% of revenue, for the six months ended June 30, 2009. The $3.6 million increase in sales and marketing expense was primarily due to a $1.4 million increase in advertising to acquire new subscribers for our e-mail products, an

$850,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $573,000 increase in advertising to acquire traffic to our Web sites and a $504,000 increase in marketing expenses for Fly.com. General and administrative expenses increased to $4.1 million, or 34% of revenue, for the six months ended June 30, 2010 from $3.5 million, or 50% of revenue, for the six months ended June 30, 2009. The $605,000 increase in general and administrative expense was primarily due to a $313,000 increase in professional services expenses and a $172,000 increase in rent and office expense. Our loss from operations in Europe was $1.8 million for the six months ended June 30, 2010 compared to a loss of $2.3 million for the six months ended June 30, 2009.
Income Taxes
     Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. We recorded income tax provisions of $2.7 million and $1.7 million relating to income from continuing operations for the three months ended June 30, 2010 and June 30, 2009, respectively. For the three months ended June 30, 2010 and 2009, our effective tax rates were 46% and 51%, respectively. Our effective tax rate decreased for the three months ended June 30, 2010 compared to 2009, due primarily to the decrease in losses from our Europe business segments which were treated as having no recognizable tax benefit.
     We recorded income tax provisions of $5.3 million and $4.0 million relating to income from continuing operations for the six months ended June 30, 2010 and June 30, 2009, respectively. For the six months ended June 30, 2010 and 2009, our effective tax rates were 48% and 52%, respectively. Our effective tax rate decreased for the six months ended June 30, 2010 compared to 2009, due primarily to the decrease in losses from our Europe business segments which were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.
     In January 2009, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment contesting the Company’s tax deductions in 2005 and 2006 related to the program under which the Company made cash payments to people who established that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. On July 28, 2010, the Company reached a tentative settlement with the IRS with regards to the examination of the Company’s 2005 and 2006 tax years, as a result of which, the Company would owe additional taxes of approximately $544,000, including interest. The Company expects to pay this amount during the third quarter of 2010. The Company expects that the final settlement will result in a decrease in the Company’s tax expense for the third quarter of 2010 of approximately $160,000, due to the release of previously established tax liabilities and related interest of approximately $704,000 for this matter.
Discontinued Operations
     On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We received $3.1 million, net of cash provided, of which $2.1 was received at the completion of the sale in 2009 and the balance was received in March 2010. We realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. which was reflected as an addition to additional paid-in capital as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel. We recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in the Asia Pacific subsidiaries as a result of their dissolution.
Liquidity and Capital Resources
     As of June 30, 2010, we had $31.9 million in cash and cash equivalents. Cash and cash equivalents increased from $19.8 million as of December 31, 2009 primarily as a result of cash provided by operating activities and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$12,049	$2,071
Net cash used in investing activities	(751)	(2,964)
Net cash provided by financing activities	1,073	2,158
Effect of exchange rate changes on cash and cash equivalents	(272)	100

Net increase in cash and cash equivalents	$12,099	$1,365

     Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2010 increased by $10.0 million compared to the six months ended June 30, 2009. The $10.0 million increase in cash provided by operating activities was due primarily to a $5.6 million increase in net income and a $5.3 million decrease in our income tax receivable as of June 30, 2010 compared to December 31, 2009.
     Net cash used in investing activities was $751,000 for the six months ended June 30, 2010 compared to $3.0 million for the six months ended June 30, 2009. The $2.2 million decrease in cash used in investing activities was due primarily to a $453,000 decrease in purchases of property and equipment and we used $1.8 million to purchase the fly.com domain name during the six months ended June 30, 2009.
     Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2010. For the six months ended June 30, 2010, net cash provided by financing activities was due to proceeds received from sale of our Asia Pacific business segment. For the six months ended June 30, 2009, net cash provided by financing activities was due to the exercise of stock options.
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
     If the development of our business in Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in Europe with the objective of reducing cash outflow. For the six months ended June 30, 2010, cash used in operating activities in Europe was $1.3 million.
     The following summarizes our principal contractual commitments as of June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Total
Operating leases	$2,005	$2,948	$2,033	$1,924	$161	$9,071
Purchase obligations	1,189	1,931	176	—	—	3,296

Total commitments	$3,194	$4,879	$2,209	$1,924	$161	$12,367

     We also have contingencies related to net unrecognized tax benefits of approximately $2.0 million as of June 30, 2010. We expect to make a payment of approximately $544,000 to the IRS and reduce our long-term tax liabilities by approximately $160,000 in the third quarter of 2010 (see “Income Taxes” above). For the remaining balance of $1.3 million, we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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
Recent Accounting Standards
     In June 2009, the FASB issued a new accounting standard that changes the consolidation model for variable interest entities. The new accounting standard requires a company to perform qualitative analysis when determining whether it must consolidate a variable interest entity and ongoing reassessments to determine if a company must consolidate a variable interest entity. The new accounting standard also requires a company to provide additional disclosures about the nature of restrictions on a consolidated variable interest entity’s assets, its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. A company will also be required to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. Effective January 1, 2010, we adopted this new accounting standard. The adoption of this new accounting standard did not have an impact on our consolidated results of operations or financial condition.
     In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. The new accounting standard update will be effective for us January 1, 2011, with early adoption permitted. We are currently assessing the future impact of this new accounting standard on our consolidated results of operations and financial condition.
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
     For the three and six months ended June 30, 2010, we generated net income of $3.2 million and $5.7 million, respectively. In the year ended December 31, 2009, we generated a net income of $5.2 million. Although we were profitable in 2009 and in the three and six months ended June 30, 2010, we incurred a net loss in 2008, and there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. We expect our operations in Europe to incur losses through the end of 2010. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     For the six months ended June 30, 2010, our cash and cash equivalents increased by $12.1 million to $31.9 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
     Although our revenues in Europe increased 74% in the six months ended June 30, 2010 from the same period last year, we expect our operations in Europe will continue to incur losses through the end of 2010 primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2010, we had 208 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Our operations may be adversely affected by changes in our senior management.
     On November 18, 2009, the Company entered into an employment agreement with Christopher Loughlin, the Company’s former Executive Vice President, Europe, under which, effective July 1, 2010, Mr. Loughlin replaced Holger Bartel as Chief Executive Officer. Mr. Loughlin served as the Company’s Vice President of Business Development from 2001 to 2005 and served as the Company’s Senior Vice President and General Manager, Travelzoo U.K. from 2005 to 2006. From 2006 to June 30, 2010, Mr. Loughlin served as the Company’s Executive Vice President, Europe, and has extensive familiarity with the business and operations of the Company. However, there can be no assurances that these changes in the senior management of the Company will not have an adverse effect on the business of the Company, temporarily or otherwise.
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
     Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Christopher Loughlin, our Chief Executive Officer. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.
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
     Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of August 1, 2010, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
     On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $6,000 for these cash payments for the six months ended June 30, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,068,000 shares had not submitted claims under the program as of June 30, 2010.
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
     Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $89,000 foreign exchange loss for the three month and six month periods ended June 30, 2010.
Item 4. Controls and Procedures
     For the period ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 9, 2010