Form 10-Q
period 2010-09-30
TRAVELZOO INC
filed 2010-11-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (212) 484-4900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of November 5, 2010 was 16,443,828 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$34,717	$19,776
Accounts receivable, less allowance for doubtful accounts of $531 and $501 as of September 30, 2010 and December 31, 2009, respectively	14,152	11,279
Prepaid income tax	1,781	6,061
Deposits	210	139
Prepaid expenses and other current assets	1,377	1,103
Deferred tax assets	966	966

Total current assets	53,203	39,324
Deposits, less current portion	319	381
Deferred tax assets, less current portion	52	52
Restricted cash	875	875
Property and equipment, net	3,822	4,089
Intangible assets, net	1,146	1,411

Total assets	$59,417	$46,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,331	$6,834
Accrued expenses	5,712	4,278
Deferred revenue	1,177	828
Income tax payable	500	—
Deferred rent	211	134

Total current liabilities	14,931	12,074

Deferred tax liabilities — long-term	597	533
Long-term tax liabilities	1,435	2,139
Deferred rent, less current portion	518	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,444 shares issued and outstanding as of September 30, 2010 and December 31, 2009)	164	164
Additional paid-in capital	6,410	4,772
Retained earnings	36,378	27,008
Accumulated other comprehensive loss	(1,016)	(1,173)

Total stockholders’ equity	41,936	30,771

Total liabilities and stockholders’ equity	$59,417	$46,132

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$27,693	$23,576	$84,317	$70,194
Cost of revenues	1,742	1,464	5,012	4,140

Gross profit	25,951	22,112	79,305	66,054

Operating expenses:
Sales and marketing	13,630	13,437	42,671	37,450
General and administrative	6,616	6,395	19,833	18,420

Total operating expenses	20,246	19,832	62,504	55,870

Operating income from continuing operations	5,705	2,280	16,801	10,184
Other income and expense:
Interest income and other income	45	8	132	40
Gain (loss) on foreign currency	20	320	(190)	17

Income from continuing operations before income taxes	5,770	2,608	16,743	10,241
Income taxes	2,120	1,308	7,373	5,292

Income from continuing operations, net of tax	3,650	1,300	9,370	4,949
Loss from discontinued operations, net of tax	—	(1,595)	—	(5,097)

Net income (loss)	$3,650	$(295)	$9,370	$(148)

Basic net income (loss) per share from:
Continuing operations	$0.22	$0.08	$0.57	$0.30
Discontinued operations	$—	$(0.10)	$—	$(0.31)
Net income (loss) per share	$0.22	$(0.02)	$0.57	$(0.01)

Diluted net income (loss) per share from:
Continuing operations	$0.22	$0.08	$0.57	$0.30
Discontinued operations	$—	$(0.10)	$—	$(0.31)
Net income (loss) per share	$0.22	$(0.02)	$0.57	$(0.01)

Shares used in computing basic net income (loss) per share	16,444	16,444	16,444	16,396
Shares used in computing diluted net income (loss) per share	16,453	16,452	16,453	16,413
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,370	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,766	1,457
Deferred income tax	64	—
Stock-based compensation	562	—
Provision for losses on accounts receivable	106	302
Net foreign currency effect	190	(17)
Changes in operating assets and liabilities:
Accounts receivable	(2,982)	(766)
Deposits	(109)	(75)
Prepaid income tax	4,280	—
Prepaid expenses and other current assets	(278)	422
Accounts payable	594	1,600
Accrued expenses	1,416	(101)
Deferred revenue	348	153
Deferred rent	(20)	(127)
Income tax payable	496	—
Other non-current liabilities	(704)	19

Net cash provided by operating activities	15,099	2,719

Cash flows from investing activities:
Purchases of property and equipment	(1,142)	(1,608)
Purchases of intangible assets	—	(1,760)

Net cash used in investing activities	(1,142)	(3,368)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,158
Proceeds from sale of Asia Pacific business segment	1,073	—

Net cash provided by financing activities	1,073	2,158

Effect of exchange rate changes on cash and cash equivalents	(89)	6

Net increase in cash and cash equivalents	14,941	1,515
Cash and cash equivalents at beginning of period	19,776	14,179

Cash and cash equivalents at end of period	$34,717	$15,694

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,264	$4,732
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 21 million subscribers worldwide, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In August 2010, we launched Local Deals, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants. The vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
     Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.3% of the outstanding shares as of November 1, 2010.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on March 16, 2010, and as amended on May 6, 2010.
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
     The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period, and the Company makes no representations related thereto.
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
     The Company was formed as a result of a combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the

Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration, but subject to certain conditions as referred to below. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo website. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels Corporation to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. Mr. Bartel exercised these options in January 2009.
     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2010, there were 16,443,828 shares of common stock outstanding.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. As indicated below, the Company is currently the subject of an unclaimed property review by representatives of the State of Delaware. If such escheat claims are asserted, whether as a result of such unclaimed property review or otherwise, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,067,000 shares of common stock for no additional payment.
     Representatives of the State of Delaware are currently conducting an unclaimed property review of the Company. In response to information requests in this review, the Company has provided information concerning uncashed checks and other unclaimed property which may be in the custody of the Company. It is the Company’s understanding that, if it holds unclaimed property of third parties whose addresses are unknown (and, in the case of the unclaimed shares referred to above, if it is established that the subscribers were entitled to such shares), that property may be subject to escheat to the State of Delaware, because it is the jurisdiction of incorporation of the Company. In the review, the Company has also been requested to provide, and has provided, information concerning the unissued shares referred to above. No escheat claims have been asserted in respect of any such unissued shares, but it is possible that such claims may be asserted as a result of the review. The Company is unable to predict the outcome of the unclaimed property review.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $10,000 for these cash payments for the nine months ended September 30, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding an additional approximately 4,067,000 shares had not submitted claims under the program as of September 30, 2010.
Note 2: Revenue Recognition
     The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com. The Company also generates revenue from the sale of vouchers through our Local Deals service.
     The Company recognizes revenues in accordance with the SEC Staff Accounting Bulletin for revenue recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable, and collection of the resulting receivable is reasonably assured.
     Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, for measuring the value of delivered and undelivered placements. The stand-alone price is the price that would be charged in the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
     Revenue from the sale of vouchers through our Local Deals service is reported on a net basis.

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
Note 4: Financial Instruments
     At September 30, 2010, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at September 30, 2010 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$27,981	$27,981	$—	$—

Total	$27,981	$27,981	$—	$—

Note 5: Internal-Use Software and Website Development
     The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its website and processes supporting the Company’s business. Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.
     As of September 30, 2010 and December 31, 2009, our capitalized internal-use software and website development costs, net of accumulated amortization, were $575,000 and $905,000, respectively. For the three months ended September 30, 2010 and 2009, the Company recorded amortization of capitalized internal-use software and website development costs of $110,000 for each period. For the nine months ended September 30, 2010 and 2009, the Company recorded amortization of capitalized internal-use software and website development costs of $330,000 and $299,000, respectively.

Note 6: Intangible Assets
      Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Internet domain names	$2,117	$2,117
Less accumulated amortization	971	706

Total	$1,146	$1,411

     Intangible assets have a useful life of 5 years. For the three months ended September 30, 2010 and 2009, amortization expense was $89,000 for each period. For the nine months ended September 30, 2010 and 2009, amortization expense was $265,000 and $270,000, respectively.
     Future expected amortization expense related to intangible assets at September 30, 2010 is as follows (in thousands):

2010	$89
2011	354
2012	352
2013	351

$1,146

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
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $531,000 and $501,000 at September 30, 2010 and December 31, 2009, respectively.
Note 8: Stock-Based Compensation and Stock Options
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, and 30,000 options were exercised during the year ended December 31, 2008. As of September 30, 2010, 12,725 of these options are vested and remain outstanding.
     In March 2002, the Company granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director, 23,589 options were exercised during the year ended December 31, 2004 and 5,000 options were exercised during the year ended December 31, 2008. As of September 30, 2010, 5,000 of these options are vested and remain outstanding.
     In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting in July 1, 2011. The options expire in November 2019. As of September 30, 2010, none of the options were vested and 300,000 options were outstanding. Total stock-based compensation for the three and nine months ended September 30, 2010 was $187,000 and $562,000, respectively. The Company did not record any stock-based compensation for three and nine months ended September 30, 2009.

     As of September 30, 2010, there was approximately $2.8 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.8 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss):
Net income from continuing operations, net of tax	$3,650	$1,300	$9,370	$4,949
Net loss from discontinued operations, net of tax	—	(1,595)	—	(5,097)

Net income (loss)	$3,650	$(295)	$9,370	$(148)

Weighted average common shares	16,444	16,444	16,444	16,396
Dilutive potential common shares
Stock options	9	8	9	17
Diluted weighted average common shares	16,453	16,452	16,453	16,413
Basic net income (loss) per share from:
Continuing operations	$0.22	$0.08	$0.57	$0.30
Discontinued operations	—	(0.10)	—	(0.31)

Net income (loss)	$0.22	$(0.02)	$0.57	$(0.01)

Diluted net income (loss) per share from:
Continuing operations	$0.22	$0.08	$0.57	$0.30
Discontinued operations	—	(0.10)	—	(0.31)

Net income (loss)	$0.22	$(0.02)	$0.57	$(0.01)

     For the three and nine months ended September 30, 2010, options to purchase approximately 300,000 shares of common stock were not included in the calculation because the effect would have been anti-dilutive.
Note 10: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between December 31, 2010 and January 31, 2014. The future minimum lease payments under these operating leases as of September 30, 2010 total $8.2 million. The future lease payments consist of $1,056,000 due in 2010, $3,062,000 due in 2011, $2,033,000 due in 2012, $1,924,000 due in 2013, and $161,000 due in 2014.
     It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. As discussed in Note 1 above, the Company is currently the subject of an unclaimed property review by representatives of the State of Delaware. If such escheat claims are asserted, whether as a result of such unclaimed property review or otherwise, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of

Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company being required to issue up to an additional approximately 4,067,000 shares of common stock for no additional payment.
     On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $10,000 for these cash payments for the nine months ended September 30, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,067,000 shares had not submitted claims under the program.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the nine months ended September 30, 2010, our effective tax rate was 44%.
     At September 30, 2010, the Company had approximately $1.4 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $156,000, which if recognized, would favorably affect the Company’s effective income tax rate and unrecognized tax benefits of approximately $1.2 million, if recognized, would be recorded in discontinued operations.
     The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had approximately $68,000 and $136,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.
     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and is no longer subject to California tax examinations for years before 2004. In the third quarter of 2010, the Company reached a final settlement with the Internal Revenue Service with regards to the examination of the Company’s 2005 and 2006 tax years, as a result of which the Company paid additional taxes of approximately $544,000, including interest which the Company had fully reserved, and recorded a tax benefit of approximately $202,000 due to the release of previously established tax liabilities and related interest.
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

     The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	North
Three months ended September 30, 2010:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$21,196	$6,497	$—	$27,693
Intersegment revenues	57	14	(71)	—

Total net revenues	21,253	6,511	(71)	27,693

Operating income	5,457	248	—	5,705

	North
Three months ended September 30, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$18,830	$4,746	$—	$23,576
Intersegment revenues	84	4	(88)	—

Total net revenues	18,914	4,750	(88)	23,576

Operating income (loss)	3,630	(1,317)	(33)	2,280

	North
Nine months ended September 30, 2010:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$65,716	$18,601	$—	$84,317
Intersegment revenues	128	79	(207)	—

Total net revenues	65,844	18,680	(207)	84,317

Operating income (loss)	18,310	(1,511)	2	16,801

	North
Nine months ended September 30, 2009:	America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$58,474	$11,720	$—	$70,194
Intersegment revenues	208	30	(238)	—

Total net revenues	58,682	11,750	(238)	70,194

Operating income (loss)	13,898	(3,661)	(53)	10,184

	North
As of September 30, 2010:	America	Europe	Elimination	Consolidated
Property and equipment, net	$3,664	$158	$—	$3,822
Total assets	78,483	8,094	(27,160)	59,417

	North
As of December 31, 2009:	America	Europe	Elimination	Consolidated
Property and equipment, net	$3,908	$181	$—	$4,089
Total assets	64,095	4,960	(22,923)	46,132
     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     For the three and nine months ended September 30, 2010 and 2009, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2010 and December 31, 2009, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
     The following are components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$3,650	$(295)	$9,370	$(148)
Other comprehensive income (loss):
Foreign currency translation adjustments	$215	$(451)	$158	$(1)

Total comprehensive income (loss)	$3,865	$(746)	$9,528	$(149)

Note 14: Related Party Transaction
     On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by The Ralph Bartel 2005 Trust. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $182,000 as of September 30, 2010 and were related primarily to fees under the Hosting Agreement and Referral Agreement. The $182,000 is part of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. See Note 15 for a further discussion on the sale of the Company’s Asia Pacific operating segment.
     In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the quarter ended September 30, 2010 totaled approximately $104,000.
Note 15: Discontinued Operations
     On September 30, 2009, the Company and its principal Asia Pacific subsidiaries entered into two definitive Asset Purchase Agreements (“Asset Purchase Agreements”) with Azzurro Capital Inc., a company owned and controlled by The Ralph Bartel 2005 Trust, on behalf of itself, and Azzurro Capital Inc.’s newly formed wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., providing for those companies to acquire substantially all of the assets, and with the exception of intercompany loans, assume substantially all of the liabilities of Travelzoo’s principal Asia Pacific subsidiaries, which constituted Travelzoo’s Asia Pacific operating segment. The aggregate purchase price under the Asset Purchase Agreements was $3,600,000, subject to a working capital adjustment, as defined in the Asset Purchase Agreements, based on unaudited balance sheets as of October 31, 2009. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30 2010, was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of The Ralph Bartel 2005 Trust.
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
     A voting agreement was also reached between the Company and Ralph Bartel with the intent to avoid any future conflicts of interest relating to the dealings between the Company and Azzurro Capital Inc. and their affiliates. Under the voting agreement, Mr. Bartel agrees to vote (or cause to be voted) any shares of the Company over which he has voting control, with respect to any proposal relating to the Asia Pacific business, Azzurro Capital Inc., Travelzoo (Asia) Limited, or Travelzoo Japan K.K., in the same manner and in the same proportion that all other securities of the same class are voted at any meeting of the stockholders of the Company. The voting agreement also included provisions relating to the exercise of Mr. Bartel’s voting rights as a shareholder or director of the Company in respect of matters between the Company and Azzurro Capital Inc. As a member of the Company’s Board of Directors, Mr. Bartel also agrees to abstain from all deliberations and decisions of the Board of Directors with respect to any matters relating to any dealings, agreements or arrangements between the Company or any of its affiliates and Azzurro Capital Inc. or any of its affiliates, including with respect to the exercise of the Option, as mentioned above, except to the extent his vote shall be required to constitute a quorum or otherwise to permit the Board of Directors to take action, in which case he shall vote with the majority of the other members of the Board of Directors (or shall abstain in the case of a tie).
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
     The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$—	$856	$—	$1,886
Cost of revenues	—	58	—	158

Gross profit	—	798	—	1,728

Operating expenses:
Sales and marketing	—	1,360	—	3,483
General and administrative	—	1,143	—	3,483

Total operating expenses	—	2,503	—	6,966

Operating loss from discontinued operations	—	(1,705)	—	(5,238)
Other expense	—	104	—	93

Loss from discontinued operations before income taxes	—	(1,601)	—	(5,145)
Income tax benefit	—	6	—	48

Loss from discontinued operations, net of tax	$—	$(1,595)	$—	$(5,097)

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
Overview
     Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 21 million subscribers worldwide, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide airlines, hotels, cruise lines, vacation packagers, and other travel and entertainment companies with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
     Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. More than 2,000 travel and entertainment companies use our services. In August 2010, we launched Local Deals, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants. The vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
     On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. See Note 15 to the accompanying condensed consolidated financial statements.
     Our revenues are advertising revenues, consisting primarily of listing fees paid by travel and entertainment companies to advertise their offers on the Travelzoo websites, in the Travelzoo Top 20 e-mail newsletter, in the Newsflash e-mail alert service, in SuperSearch, through the Travelzoo Network, and on Fly.com. Listing fees are based on placement, number of listings, number of impressions, number of click-throughs, or number of referrals. Insertion orders for listings are typically for periods between one month and twelve months and are not automatically renewed.
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the quarter ended September 30, 2010, European operations were 23% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.

     When evaluating the financial condition and operating performance of the Company, management focuses on the following financial and non-financial indicators:
•	Growth in the number of subscribers to the Company’s newsletters and page views of the homepages of the Travelzoo websites;
•	Operating margin;
•	Growth in revenues in the absolute and relative to the growth in reach of the Company’s publications; and
•	Revenue per employee as a measure of productivity.
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
     Revenue Recognition
     We recognize revenue on arrangements in accordance with the SEC Staff Accounting Bulletin for revenue recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses stand-alone sales prices for measuring the value of delivered and undelivered placements. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
     Revenue from the sale of vouchers through our Local Deals service is reported on a net basis.

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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results from our continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	6.3	6.2	6.0	5.9

Gross profit	93.7	93.8	94.0	94.1

Operating expenses:
Sales and marketing	49.2	57.0	50.6	53.4
General and administrative	23.9	27.1	23.5	26.2

Total operating expenses	73.1	84.1	74.1	79.6

Operating income from continuing operations	20.6	9.7	19.9	14.5
Other income and expenses, net	0.3	1.4	(0.1)	0.1

Income from continuing operations, before income taxes	20.9	11.1	19.8	14.6
Income taxes	7.7	5.6	8.7	7.5

Income from continuing operations	13.2%	5.5%	11.1%	7.1%

     For the three months ended September 30, 2010, we reported operating income from continuing operations of approximately $5.7 million. Our operating margin from continuing operations increased to 20.6% for the three months ended September 30, 2010 compared to 9.7% for the same period last year. The main reason for the increase in operating margin from continuing operations is our operating expenses as a percentage of revenues for the three months ended September 30, 2010 decreased compared to the three months ended September 30, 2009 (see “Operating Expenses” below).
     For the nine months ended September 30, 2010, we reported operating income from continuing operations of approximately $16.8 million. Our operating margin increased to 19.9% for the nine months ended September 30, 2010 compared to 14.5% for the same period last year. The main reason for the increase in operating margin from continuing operations is our operating expenses as a percentage of revenues decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (see “Operating Expenses” below).
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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of September 30, 2010 and 2009 and the total number of page views for the homepages of the Travelzoo websites in North America and Europe for the nine months ended September 30, 2010 and 2009. Management considers the page views for the Travelzoo homepages as indicators for the growth of website traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	September 30,		Year-over-Year
	2010	2009	Change
Subscribers:
North America
Travelzoo Top 20	13,545,000	12,462,000	9%
Newsflash	11,972,000	10,639,000	13%
Europe
Travelzoo Top 20	4,397,000	3,206,000	37%
Newsflash	4,337,000	3,116,000	39%

	Nine Months Ended September 30,		Year-over-Year
	2010	2009	Change*
Page views of homepages of Travelzoo websites:
North America	29,819,000	28,373,000	5%
Europe	13,712,000	11,155,000	23%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.
     In North America, revenues for the nine months ended September 30, 2010 increased by 12% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of September 30, 2010 increased by 9% compared to September 30, 2009 and page views of the homepages of the Travelzoo websites in North America for the nine months ended September 30, 2010 increased by 5% from the same period last year. In North America, revenues increased at a higher rate of growth than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo websites in North America.

     In Europe, revenues for the nine months ended September 30, 2010 increased by 59% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of September 30, 2010 increased by 37% compared to September 30, 2009 and page views of the homepages of the Travelzoo websites in Europe increased by 23% from the same period last year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo websites in Europe due in part to increases in our advertising rates.
Revenues
     Our total revenues increased to $27.7 million for the three months ended September 30, 2010 from $23.6 million for the three months ended September 30, 2009. This represents an increase of $4.1 million or 17%. $2.3 million of the increase in revenues came from our operations in North America, which had an increase of 12% in revenues year-over-year and was attributed primarily to a $1.1 million increase in revenues from our publications, which includes the Travelzoo website, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $755,000 increase in revenue from our search products, which consists of SuperSearch and Fly.com. $1.8 million of the increase in revenues came from our operations in Europe, which had an increase of 37% in revenues year-over-year, and was attributed primarily to a $1.4 million increase in revenue from our publications, which includes the Travelzoo website, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $320,000 increase in revenue from our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in Europe in October 2009. In local currency terms, revenues from our operations in Europe increased 45% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended September 30, 2010 would have been approximately $501,000 higher than reported revenues of $6.5 million.
     Our total revenues increased to $84.3 million for the nine months ended September 30, 2010 from $70.2 million for the nine months ended September 30, 2009. This represents an increase of $14.1 million or 20%. $7.2 million of the increase in revenues came from our operations in North America and was attributed primarily to a $5.4 million increase in revenues from our publications, which includes the Travelzoo website, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $1.2 million increase in revenue from our search products, which consists of SuperSearch and Fly.com. $6.9 million of the increase in revenues came from our operations in Europe, which had an increase of 59% in revenues year-over-year, and was attributed primarily to a $5.9 million increase in revenue from our publications, which includes the Travelzoo website, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $956,000 increase in our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in Europe in October 2009. In local currency terms, revenues from our operations in Europe increased 61% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the nine months ended September 30, 2010 would have been approximately $363,000 higher than reported revenues of $18.7 million.
     For the three and nine months ended September 30, 2010 and September 30, 2009, none of our customers accounted for 10% or more of our revenue.
     Management believes that our ability to increase revenues in the future depends mainly on the following factors:
•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing clients;

•	Our ability to increase the number of clients;

•	Our ability to develop new revenue streams; and

•	Our ability to launch new products.
     We believe that we can increase our advertising rates if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We historically have increased the number of clients in every year since inception. We do not know if we will be able to increase the number of clients in the future. We do not know if we will have market acceptance of any new products.
     Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. We increased advertising rates on select listings in the U.S. on January 1, 2010 and we did not increase our advertising rates in the U.S. on January 1, 2009. We increased advertising rates on select listings in Europe on September 1, 2010, January 1, 2010, January 1, 2009 and April 15, 2009 due in part to the increase in the reach of our publications. In the U.S. and Europe, we were not able to increase advertising rates on all listings in 2010 due to intense competition in our industry. We intend to continue reviewing advertising rates and considering increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.
     Average annualized revenue per employee decreased to $479,000 for the three months ended September 30, 2010 from $493,000 for the three months ended September 30, 2009.
Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, and salary expenses associated with network operations staff. Our cost of revenues increased to $1.7 million for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009. As a percentage of revenue, cost of revenues increased to 6.3% for the three months ended September 30, 2010 from 6.2% for the three months ended September 30, 2009. The $278,000 increase in cost of revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to $119,000 increase in payments made to third-party partners of the Travelzoo Network, an $89,000 increase in depreciation and maintenance costs and a $55,000 increase in fees we pay related to user searches on Fly.com.
     Our cost of revenues increased to $5.0 million for the nine months ended September 30, 2010 from $4.1 million for the nine months ended September 30, 2009. As a percentage of revenue, cost of revenues increased to 6.0% for the nine months ended September 30, 2010 from 5.9% for the nine months ended September 30, 2009. The $872,000 increase in cost of revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a $473,000 increase in fees we pay related to user searches on Fly.com, a $274,000 increase in depreciation and maintenance costs, and a $139,000 increase in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $13.6 million for the three months ended September 30, 2010 from $13.4 million for the three months ended September 30, 2009. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness for Travelzoo and Fly.com. The $193,000 increase in sales and marketing expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an $813,000 increase in marketing expenses for Fly.com, and a $615,000 increase in salary and employee related expenses due in part to an increase in headcount, offset by a $1.3 million decrease in subscriber acquisition expense. For the three months ended September 30, 2010 and 2009, advertising expenses accounted for 59% and 64%, respectively, of total sales and marketing expenses.
     Sales and marketing expenses increased to $42.7 million for the nine months ended September 30, 2010 from $37.5 million for the nine months ended September 30, 2009. The $5.2 million increase in sales and marketing expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a $2.5 million increase in salary and employee related expenses due in part to an increase in headcount and a $2.1 million increase in marketing expenses for Fly.com. For the nine months ended September 30, 2010 and 2009, advertising expenses accounted for 58% and 67%, respectively, of total sales and marketing expenses.

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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $6.6 million for the three months ended September 30, 2010 from $6.4 million for the three months ended September 30, 2009. The $221,000 increase in general and administrative expenses was primarily due to a $128,000 increase in bad debt expense and a $114,000 increase in rent, office and insurance expense.
     General and administrative expenses increased to $19.8 million for the nine months ended September 30, 2010 from $18.4 million for the nine months ended September 30, 2009. The $1.4 million increase in general and administrative expenses was primarily due to a $405,000 increase in professional services expense, a $368,000 increase in rent, office and insurance expense, a $252,000 increase in salary and employee related expenses, and a $215,000 increase in bank and merchant account fees.
     In the nine months ended September 30, 2010 and 2009, the Company recorded expenses of $10,000 and $3,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2008, 2009, and the first three quarters of 2010, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: The quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: The number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Q2 2010	$1.62	719,777	(492,527)	14,050,004
Q3 2010	$1.60	804,892	(689,727)	14,165,169
Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
Q2 2010	$4.31	400,549	(116,273)	4,246,169
Q3 2010	$2.90	423,310	(144,895)	4,524,584
     In North America, we noted a trend of decreasing average cost per acquisition of a new subscriber (“CPA”) in 2009 after a period of increasing CPA and a decrease in CPA in the second and third quarters of 2010 from the first quarter of 2010. We do not consider the decreases in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.
     In Europe, we see a large fluctuation in the CPA. The CPA fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in the fourth quarter of 2008 reflects the change in the exchange rates between the third quarter of 2008 and the fourth quarter of 2008 and accounted for $0.51 of the decrease in the CPA. The decrease in CPA in the third quarter of 2010 from the second quarter of 2010 is in part due to an improved method of subscriber acquisition. We do not consider this decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.
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
Segment Information
     We have presented the business segments in this report based on our organizational structure as of September 30, 2010.

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net revenues	$21,253	$18,914	$65,844	$58,682
Income from operations	5,457	3,630	18,310	13,898
Income from operations as a % of revenues	25.7%	19.2%	27.8%	23.7%
     In North America, revenues increased $2.3 million, or 12%, for the three months ended September 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expense increased to $9.5 million, or 45% of revenue, for the three months ended September 30, 2010 from $9.2 million, or 49% of revenue, for the three months ended September 30, 2009. The $230,000 increase in sales and marketing expense was primarily due to a $723,000 increase in marketing expenses for Fly.com and a $446,000 increase in salary and employee related expenses, offset by a $647,000 decrease in advertising to acquire new subscribers for our e-mail products and a $452,000 decrease in advertising to acquire traffic to our websites. General and administrative expenses increased to $4.9 million, or 23% of revenue, for the three months ended September 30, 2010 from $4.7 million, or 25% of revenue, for the three months ended September 30, 2009. The $166,000 increase in general and administrative expense was primarily due to a $182,000 increase in salary and employee related expenses. Income from operations for North America as a percentage of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 increased to 25.7% from 19.2%.
     In North America, revenues increased $7.2 million, or 12%, for the nine months ended September 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expense increased to $29.2 million, or 44% of revenue, for the nine months ended September 30, 2010 from $27.6 million, or 47% of revenue, for the nine months ended September 30, 2009. The $1.6 million increase in sales and marketing expense was primarily due to a $1.5 million increase in salary and employee related expenses and a $1.5 million increase in marketing expenses for Fly.com, offset by a $1.1 million decrease in advertising to acquire new subscribers for our e-mail products and a $609,000 decrease in advertising to acquire traffic to our websites. General and administrative expenses increased to $14.1 million, or 21% of revenue, for the nine months ended September 30, 2010 from $13.4 million, or 23% of revenue, for the nine months ended September 30, 2009. The $760,000 increase in general and administrative expense was primarily due to a $578,000 increase in salary and employee related expenses and a $212,000 increase in bank and merchant account fees. Income from operations for North America as a percentage of revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 increased to 27.8% from 23.7%.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net revenues	$6,511	$4,750	$18,680	$11,750
Income (loss) from operations	248	(1,317)	(1,511)	(3,661)
Income (loss) from operations as a % of revenues	3.8%	(27.7%)	(8.1%)	(31.1%)
     In Europe, revenues increased $1.8 million, or 37%, for the three months ended September 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expenses remain unchanged at $4.2 million, or 64% and 88% of revenue, for the three months ended September 30, 2010 and 2009, respectively. General and administrative expenses increased to $1.8 million, or 28% of revenue, for the three months ended September 30, 2010 from $1.7 million, or 36% of revenue, for the three months ended September 30, 2009. Our income from operations in Europe was $248,000 for the three months ended September 30, 2010 compared to a loss from operations of $1.3 million for the three months ended September 30, 2009.
     In Europe, revenues increased $6.9 million, or 59%, for the nine months ended September 30, 2010 compared to the same period in 2009 (see “Revenues” above). Sales and marketing expenses increased to $13.4 million, or 72% of revenue, for the nine months ended September 30, 2010 from $9.8 million, or 84% of revenue, for the nine months ended September 30, 2009. The $3.6 million increase in sales and marketing expense was primarily due to a $1.0 million increase in salary and employee related expenses due primarily to an increase in headcount, a $952,000 increase in advertising to acquire traffic to our websites, a $757,000 increase in advertising to acquire new subscribers for our e-mail products, and a $593,000 increase in marketing expenses for Fly.com. General and administrative expenses increased to $5.9 million, or 32% of revenue, for the nine months ended September 30, 2010 from $5.2 million, or 45% of revenue, for the nine months ended September 30, 2009. The $675,000 increase in general and administrative expense was primarily due to a $428,000 increase in professional services expenses and a $220,000 increase in rent and office expense. Our loss from operations in Europe was $1.5 million for the nine months ended September 30, 2010 compared to a loss of $3.7 million for the nine months ended September 30, 2009.
Income Taxes
     Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. We recorded income tax provisions of $2.1 million and $1.3 million relating to income from continuing operations for the three months ended September 30, 2010 and September 30, 2009, respectively. For the three months ended September 30, 2010 and 2009, our effective tax rates were 37% and 50%, respectively. Our effective tax rate decreased for the three months ended September 30, 2010 compared to 2009, due primarily to the decrease in losses from our Europe business segments which were treated as having no recognizable tax benefit.
     We recorded income tax provisions of $7.4 million and $5.3 million relating to income from continuing operations for the nine months ended September 30, 2010 and September 30, 2009, respectively. For the nine months ended September 30, 2010 and 2009, our effective tax rates were 44% and 52%, respectively. Our effective tax rate decreased for the nine months ended September 30, 2010 compared to 2009, due primarily to the decrease in losses from our Europe business segments which were treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.
     In the third quarter of 2010, the Company reached a final settlement with the Internal Revenue Service with regards to the examination of the Company’s 2005 and 2006 tax years, as a result of which the Company paid additional taxes of approximately $544,000, including interest, and recorded a tax benefit of approximately $202,000 due to the release of previously established tax liabilities and related interest.
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
Liquidity and Capital Resources
     As of September 30, 2010, we had $34.7 million in cash and cash equivalents. Cash and cash equivalents increased from $19.8 million as of December 31, 2009 primarily as a result of cash provided by operating activities and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$15,099	$2,719
Net cash used in investing activities	(1,142)	(3,368)
Net cash provided by financing activities	1,073	2,158
Effect of exchange rate changes on cash and cash equivalents	(89)	6

Net increase in cash and cash equivalents	$14,941	$1,515

     Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2010 increased by $12.4 million compared to the nine months ended September 30, 2009. The $12.4 million increase in cash provided by operating activities was due primarily to a $9.5 million increase in net income and a $4.3 million decrease in our income tax receivable, offset by a $2.9 million increase in accounts receivable as of September 30, 2010 compared to December 31, 2009.
     Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2010 compared to $3.4 million for the nine months ended September 30, 2009. The $2.2 million decrease in cash used in investing activities was due primarily to a $466,000 decrease in purchases of property and equipment and we used $1.8 million to purchase the fly.com domain name during the nine months ended September 30, 2009.
     Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2010 compared to $2.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, net cash provided by financing activities was due to proceeds received from sale of our Asia Pacific business segment. For the nine months ended September 30, 2009, net cash provided by financing activities was due to the exercise of stock options.
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
     If the development of our business in Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in Europe with the objective of reducing cash outflow. For the nine months ended September 30, 2010, cash used in operating activities in Europe was $1.1 million.
     The following summarizes our principal contractual commitments as of September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Total
Operating leases	$1,056	$3,062	$2,033	$1,924	$161	$8,236
Purchase obligations	617	1,931	176	—	—	2,724

Total commitments	$1,673	$4,993	$2,209	$1,924	$161	$10,960

     We also have contingencies related to net unrecognized tax benefits of approximately $1.4 million as of September 30, 2010, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

Growth Strategy
     Our growth strategy has three main elements:
•	International expansion: We want to grow our revenue and operating profit through replicating the Travelzoo business in attractive international markets in Europe and in North America. We want to develop a strong competitive position through building a strong global brand and unique global content.

•	Expand scope of the Travelzoo business: We want to grow our revenue and operating profit through expanding the Travelzoo product offerings and content into entertainment and lifestyle (e.g., Broadway shows, sporting events, restaurants and spas).

•	Fly.com: We want to grow revenue and operating profits through building up Fly.com, our new meta-search engine for airfares. We have identified meta-search as an opportunity with attractive economics and great synergies with Travelzoo.
     We launched the Travelzoo business in the U.K. in 2005, in Canada in 2006, in Germany in 2006, in France in 2007, and in Spain in 2008. We began developing and offering entertainment content and related advertising services in 2008. We launched Fly.com in February 2009. In August 2010, we launched Local Deals, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants. The vouchers are then redeemable at the local businesses during the promotional period in which the deals are offered.
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
     For the three and nine months ended September 30, 2010, we generated net income of $3.7 million and $9.4 million, respectively. In the year ended December 31, 2009, we generated a net income of $5.2 million. Although we were profitable in 2009 and in the three and nine months ended September 30, 2010, we incurred a net loss in 2008, and there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Although our operations in Europe generated an operating profit of $248,000 for the three months ended September 30, 2010, it generated an operating loss of $1.5 million for the nine months ended September 30, 2010, and there is no assurance that our operations in Europe will generate an operating income in the future. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
     Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our websites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period, or escheat claims related to shares not issued in the Company’s merger with Travelzoo.com Corporation; and

•	volatility of our operating results in new markets.
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
     During the nine months ended September 30, 2010, our cash and cash equivalents increased by $14.9 million to $34.7 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
     Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our websites and distribute our e-mail newsletters, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity in the event of any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
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
     Although our revenues in Europe increased 59% in the nine months ended September 30, 2010 from the same period last year, we expect our operations in Europe will continue to incur losses through the end of 2010 primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
     Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 or the recent global financial crisis have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2010, we had 232 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN, and Yahoo!, that offer listings or other advertising opportunities for travel and entertainment companies. These companies have significantly greater financial, technical, marketing, and other resources and larger client bases. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We compete with travel meta-search engines and online travel deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. We compete with companies like Groupon and LivingSocial that also sell vouchers for deals from local businesses such as spas and restaurants. In addition, we compete with newspapers, magazines, and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share, or less use of Travelzoo by travel companies, entertainment companies, and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
     We use technology and software products from third parties including Microsoft and ITA Software. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.
Risks Related to the Market for our Shares
Our stock price has been volatile historically and may continue to be volatile.
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended October 31, 2010, the closing price of our common stock has ranged from $10.43 to $35.71. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of November 1, 2010, approximately 66.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
Claims may be asserted against us relating to shares not issued in our 2002 merger, including claims which may arise under the current Delaware unclaimed property review.
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
     It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. As indicated below, the Company is currently the subject of an unclaimed property review by representatives of the State of Delaware. If such escheat claims are asserted, whether as a result of such unclaimed property review or otherwise, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,067,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.
     Representatives of the State of Delaware are currently conducting an unclaimed property review of the Company. In response to information requests in this review, the Company has provided information concerning uncashed checks and other unclaimed property which may be in the custody of the Company. It is the Company’s understanding that, if it holds unclaimed property of third parties whose addresses are unknown, that property may be subject to escheat to the State of Delaware, because it is the jurisdiction of incorporation of the Company. In the review, the Company has also been requested to provide, and has provided, information concerning the unissued shares referred to above. No escheat claims have been asserted in respect of any such unissued shares, but it is possible that such claims may be asserted as a result of the review. The Company is unable to predict the outcome of the unclaimed property review.
     On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $10,000 for these cash payments for the nine months ended September 30, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com

Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,067,000 shares had not submitted claims under the program as of September 30, 2010.
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
     We have registered the Travelzoo trademark in the U.S., Australia, Canada, China, Hong Kong, Japan, South Korea, Taiwan, and the U.K. If we are unable to protect our rights in the mark in North America, Europe, and Asia Pacific, where we have licensed the trademark as described above under “overview”, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.
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
     Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $74,000 foreign exchange loss for the three month and nine month periods ended September 30, 2010.
Item 4. Controls and Procedures
     For the period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1*‡	Employment Agreement, dated August 4, 2010 between Shirley Tafoya and Travelzoo Inc.

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or a compensatory plan or arrangement

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)
By:	/s/ Wayne Lee
Wayne Lee
On behalf of the Registrant and as Chief Financial Officer and Principal Accounting Officer

Date: November 9, 2010