Form 10-K
period 2010-12-31
TRAVELZOO INC
filed 2011-03-16
CIK 1133311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $68,452,722.

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2011 was 16,461,553.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

Overview

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 22 million subscribers worldwide, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.

Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In August 2010, we launched Local Deals, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants through the Travelzoo website. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.

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

Our revenues are advertising revenues, consisting primarily of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals advertisers are typically for the period of the voucher redemption period. Our revenues have grown on an annual basis since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $113 million for the year ended December 31, 2010.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2010, European operations were 22% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 “Segment Reporting and Significant Customer Information,” to the accompanying consolidated financial statements.

Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.2% of the outstanding shares as of February 28, 2011.

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

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of February 28, 2011, there were 16,461,553 shares of common stock outstanding.

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

Our Industry

While our mission is to provide our subscribers and users the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to Kantar Media, travel companies in the U.S. spent $2.8 billion in 2010 on advertising (source: Kantar Media, 2011). According to BIA Advisory Services and The Kelsey Group’s U.S. Local Media Annual Forecast (2008-2013), U.S. local advertising revenues will be $144.4 billion in 2013 (source: BIA Advisory Services/The Kelsey Group, 2009). We believe that traditional media outlets such as newspapers, television and radio continue to be the primary medium for travel companies, entertainment companies and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing.

We believe that several factors are causing and will continue to cause travel companies, entertainment companies and local businesses to increase their spending on Internet advertising of offers:

•	The Internet Is Consumers’ Preferred Information Source. Market research shows that the Internet has become consumers’ preferred information source for travel (source: Forrester’s North American Technographics Travel Online Survey, Q1 2008).

•	Benefits of Internet Advertising vs. Print, TV and Radio Advertising. Internet advertising provides advertisers advantages compared to traditional advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “— Benefits to Travel, Entertainment and Local Companies” below.

•	New Advertising Opportunities. The Internet allows advertisers to advertise their sales and specials in a fast, flexible, and cost-effective manner that has not been possible before.

•	Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers’ websites versus selling through travel agents. Internet advertising attracts consumers to suppliers’ websites.

Problems Travel, Entertainment and Local Companies Face and Limitations of Newspaper, TV and Radio Advertising

We believe that travel, entertainment and local companies often face the challenge of being able to effectively and quickly market and sell their excess inventory (i.e. airline seats, hotel rooms, cruise cabins, theater seats, spa appointments or restaurant seats that are likely to be unfilled). The success of marketing excess inventory can have a substantial impact on a company’s profitability. Almost all costs of these services are fixed. That is, the costs do not vary with sales. A relatively small amount of unsold inventory can have a significant impact on the profitability of a company.

We believe that travel, entertainment and local companies need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the service has become worthless is very short. The solution must be flexible, because the demand for excess inventory is difficult to forecast. It is difficult for travel, entertainment and local companies to price excess inventory and to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective, because excess inventory is often sold at highly discounted prices, which lowers margins.

We believe that newspaper, TV and radio advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

•	typically, ads must be submitted 2 to 5 days prior to the publication or airing date, which makes it difficult to advertise last-minute inventory;

•	once an ad is published, it cannot be updated or deleted when an offer is sold out;

•	once an ad is published, the company cannot change a price or offer;

•	in many markets, the small number of newspapers, television companies, radio stations and other print media reduces competition, resulting in high rates for traditional advertising; and

•	offline advertising does not allow for detailed performance tracking.

•	creative can be very expensive to develop.

Our Products and Services

We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, entertainment and local companies with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo websites, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Local Deals e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency websites. While our products provide advertising opportunities for travel, entertainment and local companies, they also provide Internet users with a free source of information on current sales and specials from thousands of travel, entertainment and local companies.

As travel, entertainment and local companies increasingly utilize the Internet to promote their offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows our advertisers to add, update, and delete special offer listings on a real-time basis. Our software also provides our advertisers with real-time performance tracking, enabling them to optimize their marketing campaigns.

The following table presents an overview of our products:

Publication
Product	Content	Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits

Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local companies	24/7	10.4 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week’s most outstanding deals	Weekly	18.1 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	16.5 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	Over 35 markets	Local targeting by zip code, 100% share of voice for the local business, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 325 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	5.4 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight options from multiple sources	On-demand	2.8 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser’s website	Free access to real-time price comparisons from airlines and online travel agencies

*	For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals, Travelzoo Network, SuperSearch, and Fly.com, reach/usage information is based on internal Travelzoo statistics as of December 31, 2010.

In 2010, 78% of our total revenues were generated from our North America operations, and 22% of our total revenues were generated from our European operations. See Note 8 to the accompanying consolidated financial statements.

Benefits to Travel, Entertainment and Local Companies

Key features of our solution for travel and entertainment companies include:

•	Real-Time Listings of Special Offers. Our technology allows travel and entertainment companies to advertise special offers on a real-time basis.

•	Real-Time Updates. Our technology allows travel and entertainment companies to update their listings on a real-time basis.

•	Real-Time Performance Reports. We provide travel and entertainment companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel and entertainment companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 18 million travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Canada, France, Germany, Spain, and the U.K.

Key features of our solution for local companies include:

•	Real-Time Listings of Special Offers. Our technology allows local businesses to advertise special offers on a real-time basis.

•	Real-Time Performance Reports. We provide local businesses with real-time tracking of the performance of their advertising campaigns. Our solution enables local businesses to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.

•	Access to Local Consumers. Travelzoo subscribers submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to subscribers who live or work near the local business.

Benefits to Consumers

Our Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, ww.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, the Travelzoo Network, SuperSearch search tool, and Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

•	Aggregation of Offers From Many Companies. Our Travelzoo websites and our Travelzoo Top 20 e-mail newsletter aggregate information on current offers from more than 2,000 travel, entertainment and local companies. This saves the consumer time when searching for travel, entertainment and local deals, sales and specials.

•	Current Information. Compared to newspaper, TV or radio advertisements, we provide consumers more current information, since our technology enables travel, entertainment and local companies to update their listings on a real-time basis.

•	Reliable Information. We operate a Test Booking Center® to check the availability of travel, entertainment and local deals included in the Travelzoo Top 20 before publishing.

•	Search Tools. We provide consumers with the ability to search for specific offers.

Growth Strategy

Key elements of our strategy include:

•	Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry, entertainment industry and with local businesses. We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we believe that we build brand awareness through product excellence which leads to word-of-mouth referrals. We utilize sponsorships at industry conferences and public relations to promote our brand.

•	Increase Reach: In order to attract more users to our products, we intend to expand our advertising campaigns as our business grows. We believe that we also can attract more users through product excellence that is promoted by word-of-mouth.

•	Quality User Base: We believe that, in addition to increasing our reach, we need to maintain the quality of our user base. We believe that high quality content attracts a quality user base.

•	Increase Number of Advertisers: We intend to continue to grow our advertiser base by expanding the size of our sales force and by entering into new content categories such as restaurants and spas. See “— Sales and Marketing” below.

•	Excellent Service: We believe that it is important to provide our advertisers and users with excellent service.

•	Replicate Business Model in Foreign Markets. We have successfully replicated our business model in foreign markets including Canada and the U.K. We believe that there is an opportunity to replicate our business model in additional foreign markets. In addition, we believe that we can strengthen our strategic position if we offer global advertising solutions to existing and new advertisers.

Advertisers

As of December 31, 2010, our advertiser base included more than 2,000 travel companies, entertainment companies and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

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

As discussed in Note 8 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2010 and 2009. One advertiser accounted for 10% or more of our total revenues during the year ended December 31, 2008. The agreements with these advertisers are in the form of multiple insertion orders from groups of entities under common control. Although we did not have any advertisers that accounted for 10% or more of our total revenues during the year ended December 31, 2010, it is possible that we may have a advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.

Sales and Marketing

As of December 31, 2010, our advertising sales force and sales support staff consisted of 82 employees worldwide. We intend to grow our advertiser base by expanding the size of our sales force.

We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we utilize an online marketing program to acquire new subscribers for our e-mail publications. We believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands.

Technology

We have designed our technology to serve a large volume of Web traffic and send a large volume of e-mails in an efficient and scalable manner.

We co-locate our production servers with Equinix, Inc. (“Equinix”), a global provider of hosting, network, and application services. Equinix’s facilities include features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with Equinix will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our websites, our users are not required to download or upload large files from or to our websites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

Our software is written using widely used standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft. We have generally standardized our hardware platform on HP servers and Cisco switches.

Competition

We face intense competition. We compete for advertising dollars with large Internet portal sites such MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local companies. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, restaurants and activity companies. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price, performance and audience quality.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger advertiser bases than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive solutions.

New technologies could increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. Competition could result in reduced margins on our services, loss of market share or less use of our products by our advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

Anti-Spam Legislation.  The CAN-SPAM Act, a federal anti-spam law, pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this law, on an overall basis, benefits our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so.

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

Employees

As of December 31, 2010, we had 255 employees worldwide. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated continued growth, we expect that the number of our employees will continue to increase for the foreseeable future.

Internet Access to Other Information

We make available free of charge, on or through our website (www.travelzoo.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information included on our website does not constitute part of this Report.

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

In the year ended December 31, 2010, we generated net income of $13.2 million. In the year ended December 31, 2009, we generated net income of $5.2 million. Although we were profitable in 2010 and 2009, we incurred a net loss in 2008, and there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.

Fluctuations in our operating results may negatively impact our stock price.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our results include:

•	mismatches between resource allocation and advertiser demand due to difficulties in predicting advertiser demand in a new market;

•	changes in general economic conditions that could affect marketing efforts in general and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our websites;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

•	payments which we may make to previous stockholders of Travelzoo.com Corporation who failed to submit requests for shares in Travelzoo Inc. within the required time period, or escheat claims related to shares not issued in the Company’s merger with Travelzoo.com Corporation; and

•	volatility of our operating results in new markets.

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

Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local companies. If current advertisers decide not to continue advertising their offers with us and we are unable to replace them with new advertisers, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel, entertainment and local companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.

For the year ended December 31, 2010 our cash and cash equivalents increased by $21.4 million to $41.2 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is dependent on the demand for online advertising from travel, entertainment and local companies. The recent recession decreased consumer travel and entertainment purchases and caused travel, entertainment and local companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition.

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

We are subject to payments-related risks

We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.

Risks Related to Our Markets and Strategy

Our international expansion has resulted in substantial operating losses, and is subject to other material risks.

In May 2005, we began operations in the U.K. In 2006 we began operations in Canada, Germany and Spain. In 2007, we began operations in France.

Although our revenues in Europe increased 54% in the twelve months ended December 31, 2010 from the same period last year, our operations in Europe incurred losses of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

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

Our business may be sensitive to events affecting our advertisers in general.

Events like disturbances in the Middle East are likely to have a negative impact on the travel industry. Events like the recent recession or further financial crisis are likely to have a negative impact on travel, entertainment and local companies. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on travel, entertainment and local companies. However, our business may also benefit if travel, entertainment and local companies increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the travel, entertainment and local companies, such impact could have a material adverse effect on our business.

We will not be able to attract advertisers or Internet users if we do not continually enhance and develop the content and features of our products and services.

To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services. We may not succeed in developing features, functions, products or services that advertisers and Internet users find attractive. This could reduce the number of advertisers and Internet users using our products and materially adversely affect our business.

We may lose business if we fail to keep pace with rapidly changing technologies and advertiser needs.

Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online advertising. Our current technology may not meet the future technical requirements of our advertisers. Trends that could have a critical impact on our success include:

•	rapidly changing technology in online advertising;

•	evolving industry standards, including both formal and de facto standards relating to online advertising;

•	developments and changes relating to the Internet;

•	competing products and services that offer increased functionality; and

•	changes in advertiser and Internet user requirements.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2010, we had 255 employees, up from 193 employees as of December 31, 2009. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, human resource and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Our operations may be adversely affected by changes in our senior management.

Effective July 1, 2010, Christopher Loughlin became the Company’s Chief Executive Officer replacing Holger Bartel. Mr. Loughlin served as the Company’s Vice President of Business Development from 2001 to 2005 and served as the Company’s Senior Vice President and General Manager, Travelzoo U.K. from 2005 to 2006. From 2006 to June 30, 2010, Mr. Loughlin served as the Company’s Executive Vice President, Europe. Mr. Loughlin has extensive familiarity with the business and operations of the Company. However, there can be no assurances that these changes in the senior management of the Company will not have an adverse effect on the business of the Company, temporarily or otherwise.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local companies. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas and restaurants. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

We use technology and software products from third parties, including Microsoft and CyberSource. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

Risks Related to the Market for our Shares

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2010, the closing price of our common stock on the NASDAQ Global Select Market ranged from $10.43 to $45.16. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of February 28, 2011, approximately 66.2% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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

It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. As indicated below, the Company is currently the subject of an unclaimed property review by representatives of the State of Delaware. If such escheat claims are asserted, whether as result of such unclaimed property review or otherwise, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in us being required to issue up to an additional 4,067,000 shares of common stock for no additional payment, which would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $20,000 for these cash payments for the year ended December 31, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,067,000 shares had not submitted claims under the program as of December 31, 2010.

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

Our internal control over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.

We are obligated to evaluate our internal control over financial reporting in order to allow management to report on, and our independent auditors to opine on, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement has been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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

We are headquartered in New York, New York, where we occupy approximately 10,600 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois, Dallas, Texas, Las Vegas, Nevada, Los Angeles, California, Miami, Florida, Mountain View, California, San Francisco, California, and Toronto, Ontario.

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

	High	Low

2010:
Fourth Quarter	$45.16	$25.29
Third Quarter	$26.66	$11.68
Second Quarter	$20.18	$11.83
First Quarter	$15.03	$10.43
2009:
Fourth Quarter	$15.38	$12.00
Third Quarter	$14.94	$10.51
Second Quarter	$12.35	$5.93
First Quarter	$6.84	$3.72

On February 28, 2011, the last reported sales price of our common stock on the NASDAQ Global Select Market was $39.45 per share.

As of February 28, 2011, there were approximately 125,000 stockholders of record.

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2010.

Repurchases of Equity Securities

There were no shares of the Company’s outstanding common stock repurchased during the year ended December 31, 2010.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor’s 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, and December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Travelzoo Inc.	$100.00	$136.14	$62.18	$25.27	$55.86	$188.09
NASDAQ Market Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
S&P 500 Publishing	$100.00	$115.31	$86.59	$37.18	$56.61	$60.46

Item 6.	Selected Consolidated Financial Data

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenues	$112,784	$93,973	$80,817	$78,904	$69,525
Income from continuing operations	23,512	13,708	13,312	23,679	29,753
Income from continuing operations, net of taxes	13,157	6,418	5,913	12,108	16,803
Loss from discontinued operations, net of taxes	—	(1,233)	(10,029)	(2,999)	—
Net income (loss)	13,157	5,185	(4,116)	9,109	16,803
Basic net income (loss) per share from:
Continuing operations	$0.80	$0.39	$0.41	$0.82	$1.08
Discontinued operations	$—	$(0.08)	$(0.70)	$(0.20)	$—
Net income (loss) per share	$0.80	$0.32	$(0.29)	$0.61	$1.08
Diluted net income (loss) per share from:
Continuing operations	$0.80	$0.39	$0.37	$0.75	$1.01
Discontinued operations	$—	$(0.08)	$(0.62)	$(0.19)	$—
Net income (loss) per share	$0.80	$0.32	$(0.25)	$0.57	$1.01
Shares used in per share calculation — basic	16,444	16,408	14,273	14,847	15,503
Shares used in per share calculation — diluted	16,453	16,416	16,190	16,074	16,712

Consolidated Balance Sheet Data:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cash and cash equivalents	$41,184	$19,776	$14,179	$22,641	$33,415
Working capital	39,563	27,250	17,642	26,202	36,472
Total assets	66,002	46,132	35,322	37,286	43,700
Stockholders’ equity	45,889	30,771	20,763	25,902	36,817

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Travelzoo’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Travelzoo Inc. is a global Internet media company. We inform over 22 million subscribers worldwide, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet our rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.

Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find and compare the best prices on flights from hundreds of airlines and online travel agencies. In August 2010, we launched Local Deals, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants through the Travelzoo website. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local business. More than 2,000 travel, entertainment and local companies use our services.

On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had any economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. See Note 11 to the accompanying consolidated financial statements.

Our revenues are advertising revenues, consisting primarily of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Revenues are principally generated from the sale of advertising in the U.S. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals advertisers are typically for the period of the voucher redemption period.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2010, our operations in Europe accounted for 22% of revenues and our operations in North America accounted for 78% of revenues.

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

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. We conduct a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the advertiser. Collection is deemed reasonably assured if we expect that the advertiser will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection. Collection is deemed not reasonably assured when a advertiser is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.

Revenues from advertising sold to advertisers through agencies are reported at the net amount billed to the agency.

During the third quarter of 2010, the Company started selling vouchers for deals from local businesses such as spas and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. The Company applies a return allowance for potential voucher refunds.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on our historical experience of write-offs and a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the creditworthiness of the advertiser, the economic conditions of the advertiser’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our advertisers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues	6.4	6.0	3.5

Gross profit	93.6	94.0	96.5

Operating expenses:
Sales and marketing	48.3	52.9	53.6
General and administrative	24.4	26.5	26.4

Total operating expenses	72.7	79.4	80.0

Income from operations	20.9	14.6	16.5
Other income and expenses, net	(0.1)	(0.1)	1.0

Income from continuing operations before income taxes	20.8	14.5	17.5
Income taxes	9.2	7.7	10.1

Income from continuing operations	11.6	6.8	7.4
Loss from discontinued operations, net of taxes	—	(1.3)	(12.4)

Net income (loss)	11.6%	5.5%	(5.0)%

For the year ended December 31, 2010, we reported income from continuing operations of approximately $13.2 million. As of December 31, 2010, we had retained earnings of approximately $40.2 million. Our operating margin increased to 20.9% for the year ended December 31, 2010 from 14.6% in 2009. The main reason for the increase in operating margin is our operating expenses as a percentage of revenues decreased for the year ended December 31, 2010 compared to prior year (see “Operating Expenses” below). This was partially offset by an increase in cost of revenues as a percentage of revenues for the year ended December 31, 2010 compared to prior year (see “Cost of Revenues” below).

We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. Our cost of revenues will increase if the total face value of vouchers that we sell through Local Deals increases because we pay credit card fees based the total face value of vouchers sold. We expect fluctuations of cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

Reach

The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of December 31, 2010 and 2009 and the total number of page views for the homepages of the Travelzoo websites in North America and Europe for the years ended December 31, 2010 and 2009. Management considers page views for the Travelzoo homepages as indicators for the growth of website traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	Year Ended December 31,		Year-Over-Year
	2010	2009	Growth(1)

Subscribers:
North America
Travelzoo Top 20	13,594,000	12,680,000	7%
Newsflash	12,052,000	10,905,000	11%
Europe
Travelzoo Top 20	4,472,000	3,520,000	27%
Newsflash	4,424,000	3,435,000	29%
Page views of homepages of Travelzoo websites:
North America	37,772,000	36,455,000	4%
Europe	17,859,000	16,491,000	8%

(1)	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.

In North America, revenues for the year ended December 31, 2010 increased by 13% from the previous year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of December 31, 2010 increased by 7% compared to December 31, 2009 and page views of the homepages of the Travelzoo North America websites in North America for the year ended December, 31, 2010 increased by 4% from the previous year. In North America, revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased at a higher rate than the rate of increase in the number of subscribers to our Travelzoo Top 20 e-mail newsletter and the rate of increase in website traffic.

In Europe, revenues for the year ended December 31, 2010 increased by 54% from the previous year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of December 31, 2010 increased by 27% compared to December 31, 2009 and page views of the homepages of the Travelzoo websites in Europe for the year ended December 31, 2010 increased by 8% from the previous year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter due in part to increases in our advertising rates.

Revenues

Our total revenues increased to $112.8 million for the year ended December 31, 2010 from $94.0 million for the year ended December 31, 2009. This represents an increase of $18.8 million or 20%. $9.9 million of the increase in revenues came from our operations in North America and was attributed primarily to a $7.0 million increase in revenues from our publications, which includes the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service and the Local Deals e-mail alert service and a $1.2 million increase in revenues from our search products, which consist of SuperSearch and Fly.com. We launched Fly.com in February 2009 and launched the Local Deals e-mail alert service in August 2010. $8.9 million of the increase in revenues came from our operations in Europe, which had an increase of 54% in revenues year-over-year and was attributed primarily to a $7.9 million increase in revenue from our publications, which includes the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service and a $943,000 million increase in our search products, which consists of SuperSearch and Fly.com. We launched Fly.com in Europe in October. In local currency terms, revenues from our operations in Europe increased 57% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the year ended December 31, 2010 compared to the year ended December 31, 2009 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the year ended December 31, 2010 would have been approximately $703,000 higher than reported revenues of $25.1 million.

Our total revenues increased to $94.0 million for the year ended December 31, 2009 from $80.8 million for the year ended December 31, 2008. This represents an increase of $13.2 million or 16%. $6.7 million of the increase in revenues came from our operations in Europe, which had an increase of 70% in revenues year-over-year and was attributed primarily to a $4.7 million increase in revenue from fixed-fee advertising delivered in the Travelzoo Top 20 e-mail newsletter and on the Travelzoo website, an $818,000 increase in revenue from variable-fee advertising delivered in the Travelzoo Top 20 e-mail newsletter and on the Travelzoo website, and a $706,000 increase in revenue from our Newsflash e-mail alert service. In local currency terms, revenues from our operations in Europe increased 98% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the year ended December 31, 2009 compared to the year ended December 31, 2008 had an unfavorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the year ended December 31, 2009 would have been approximately $2.1 million higher than reported revenues of $16.3 million. $6.6 million of the increase in revenues came from our operations in North America and was attributed primarily to a $4.4 million increase in revenues from our publications, which includes the Travelzoo website, the Travelzoo Top 20 e-mail newsletter and the Newsflash e-mail alert service and a $2.1 million increase in revenues from our search products, which consist of SuperSearch and Fly.com. We launched Fly.com in February 2009.

As discussed in Note 8 to the accompanying consolidated financial statements, none of our customers accounted for 10% or more of our revenue in the years ended December 31, 2010 or 2009. Orbitz Worldwide accounted for 13% of our total revenues in the year ended December 31, 2008. No other advertisers accounted for 10% or more of our total revenues during the years ended December 31, 2008. The agreements with these advertisers are in the form of multiple insertion orders from groups of entities under common control. Although we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2010 and 2009, it is possible that we may have a advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.

Management believes that our ability to increase revenues in the future depends mainly on the following factors:

•	Our ability to increase our advertising rates;

•	Our ability to sell more advertising to existing advertisers;

•	Our ability to increase the number of advertisers;

•	Our ability to develop new revenue streams; and

•	Our ability to launch new products.

We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for online advertising continues to grow. We do not know if we will be able to maintain or increase our market share. We have historically increased the number of advertisers in each year since inception. We do not know if we will be able to increase the number of advertisers in the future. We do not know if we will have market acceptance of our new products.

Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. We increased advertising rates on select listings in the U.S. on January 1, 2011 and January 1, 2010 due in part to the increase in the reach of our publications. We did not increase our advertising rates in the U.S. on January 1, 2009 and 2008 due to intense competition in our industry. We increased advertising rates on select listings in Europe on November 1, 2010, May 1, 2010, January 1, 2010, January 1, 2009 and April 15, 2009 due in part to the increase in the reach of our publications. In the U.S. and Europe, we were not able to increase advertising rates on all listings in 2010 due to intense competition in our industry. We intend to review advertising rates and consider increases once a year as of January 1. However, there is no assurance that there will be increases of advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.

Average revenue per employee decreased to $442,000 for the year ended December 31, 2010 from $487,000 for the year ended December 31, 2009. Average revenue per employee decreased to $487,000 for the year ended December 31, 2009 from $496,000 for the year ended December 31, 2008.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees associated with vouchers that we sell, and salary expenses associated with network operations staff. Our cost of revenues increased to $7.3 million for the year ended December 31, 2010 from $5.6 million for the year ended December 31, 2009. As a percentage of revenue, cost of revenues was 6.4%, up from 6.0% for the year ended December 31, 2009. The $1.6 million increase in cost of revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to a $547,000 increase in payments made to third-party partners of the Travelzoo Network, a $496,000 increase in fees we paid related to user searches on Fly.com, and a $338,000 increase in depreciation, amortization and maintenance costs. Our cost of revenues increased to $5.6 million for the year ended December 31, 2009 from $2.8 million for the year ended December 31, 2008. As a percentage of revenue, cost of revenues was 6.0%, up from 3.5% for the year ended December 31, 2008. The $2.8 million increase in cost of revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a $1.5 million increase in fees we paid related to user searches on Fly.com, an $862,000 increase in depreciation, amortization and maintenance costs, and a $355,000 increase in payments made to third-party partners of the Travelzoo Network.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing, and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $54.5 million for the year ended December 31, 2010 from $49.7 million for the year ended December 31, 2009. The $4.7 million increase in sales and marketing expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to a $2.3 million increase in salary and employee related expenses due in part to an increase in headcount, a $2.1 million increase in marketing expenses for Fly.com, an $833,000 increase in trade and other marketing expenses, and a $563,000 increase in advertising to acquire traffic to our websites. These increases were offset by a $1.5 million decrease in advertising to acquire new subscribers for our e-mail products.

Sales and marketing expenses increased to $49.7 million for the year ended December 31, 2009 from $43.3 million for the year ended December 31, 2008. The $6.4 million increase in sales and marketing expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a $2.4 million increase in salary and employee related expenses, a $2.6 million increase in advertising to acquire new subscribers for our e-mail products, a $2.1 million increase in marketing expenses for Fly.com, and an $876,000 increase in advertising to acquire traffic to our websites offset by a $1.0 million decrease in brand marketing expenses and a $373,000 decrease in trade and other marketing expenses.

The goal of our advertising campaigns is to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness for Travelzoo and Fly.com. For the years ended December 31, 2010, 2009, and 2008, advertising expenses accounted for 58%, 61%, and 59% respectively, of sales and marketing expenses. Advertising activities during these three year periods consisted primarily of online advertising.

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

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expenses increased to $27.6 million for the year ended December 31, 2010 from $24.9 million for the year ended December 31, 2009. The $2.6 million increase in general and administrative expenses was primarily due to a $757,000 increase in professional services expense, a $573,000 increase in rent, office and insurance expense, a $318,000 increase in salary and employee related expenses, a $251,000 increase in bank and merchant account fees, and a $251,000 increase in depreciation and amortization expense.

General and administrative expenses increased to $24.9 million for the year ended December 31, 2009 from $21.4 million for the year ended December 31, 2008. The $3.6 million increase in general and administrative expenses was primarily due to a $2.1 million increase in salary and employee related expenses, a $686,000 increase in depreciation and amortization expense, and a $137,000 increase in professional services expense.

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

Subscriber Acquisition

The table set forth below provides for each quarter in 2008, 2009, and 2010, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.

The table includes the following data:

•	Average Cost per Acquisition of a New Subscriber: This is the quarterly costs of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: This is the number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.

North America:

	Average Cost per		Subscribers
	Acquisition of a New		Removed from
Period	Subscriber	New Subscribers	List	Balance

Q1 2008	$4.97	296,565	(270,427)	11,022,372
Q2 2008	$3.39	348,506	(303,623)	11,067,255
Q3 2008	$3.73	360,916	(292,052)	11,136,119
Q4 2008	$2.75	487,681	(341,057)	11,282,743
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Q2 2010	$1.62	719,777	(492,527)	14,050,004
Q3 2010	$1.60	804,892	(689,727)	14,165,169
Q4 2010	$1.14	540,703	(432,071)	14,273,801

Europe:

	Average Cost per		Subscribers
	Acquisition of a New		Removed from
Period	Subscriber	New Subscribers	List	Balance

Q1 2008	$3.90	362,417	(45,152)	1,698,595
Q2 2008	$4.89	226,156	(31,055)	1,893,696
Q3 2008	$4.52	253,961	(38,418)	2,109,239
Q4 2008	$3.32	160,172	(46,736)	2,222,675
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
Q2 2010	$4.31	400,549	(116,273)	4,246,169
Q3 2010	$2.90	423,310	(144,895)	4,524,584
Q4 2010	$3.30	310,378	(220,941)	4,614,021

In North America, we have noted a general trend of decreasing average cost per acquisition of a new subscriber (“CPA”) in 2009 compared to 2008 and a decrease in CPA in the second, third and fourth quarters of 2010 from the first quarter of 2010. The recent quarterly decreases in CPA reflect the effects of new advertising campaigns and decreases in advertising rates by our media suppliers. We do not consider the decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.

In Europe, we see a large fluctuation in the CPA. The average cost fluctuates from quarter to quarter and from country to country. The decline in CPA in Europe in Q4 2008 reflects the change in the exchange rates between Q3 2008 and Q4 2008 and accounted for $0.51 of the decrease in the CPA. In Q4 2009, a higher proportion of the total subscribers we acquired were in Germany, where historically, the acquisition costs have been higher compared to the other countries in Europe. This was the primary reason for the increase in the CPA in Q4 2009 compared to Q3 2009. The decrease in CPA in Q3 2010 from Q2 2010 is in part due to an improved method of subscriber acquisition. We do not consider the Q3 2010 decrease in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.

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

Segment Information

We have presented the business segments based on our organizational structure as of December 31, 2010.

North America

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenues	$87,858	$77,967	$71,339
Income from operations	24,998	19,227	21,118
Income from operations as % of revenues	28%	25%	30%

In North America, revenues increased $9.9 million or 13% in the year ended December 31, 2010 compared to the year ended December 31, 2009 (see “Revenues” above). Income from operations for North America as a percentage of revenue in the year ended December 31, 2010 increased by 3 percentage points compared to the prior year. This was primarily due to a 4 percentage point decrease in sales and marketing expenses as a percentage of revenue in the year ended December 31, 2010 compared to the prior year. Cost of revenues for North America increased by $1.0 million to $6.1 million, or 7% of revenue for the year ended December 31, 2010 from $5.1 million, or 7% of revenue. The $1.0 million increase was primarily due to a $522,000 increase in payments made to third-party partners of the Travelzoo Network, a $262,000 increase in credit card fees, a $217,000 increase in depreciation and maintenance costs, and a $205,000 increase in fees related to user searches on Fly.com. Sales and marketing expenses increased to $37.0 million, or 42% of revenue for the year ended December 31, 2010 from $35.7 million, or 46% of revenue for the year ended December 31, 2009. This $1.2 million increase was primarily due to a $1.5 million increase in marketing expenses for Fly.com, a $1.1 million increase in salary and employee related expenses offset by a $1.5 million decrease in advertising to acquire new subscribers for our e-mail. General and administrative expenses for North America increased to $19.8 million, or 23% of revenue for the year ended December 31, 2010 from $17.9 million, or 23% of revenue in the prior year. This $1.8 million increase was primarily due to a $904,000 increase in salary and employee related expenses, a $289,000 increase in professional services expenses, a $278,000 increase in rent, office and insurance expense, and a $248,000 increase in bank and merchant account fees.

In North America, revenues increased $6.6 million or 9% in the year ended December 31, 2009 compared to the year ended December 31, 2008 (see “Revenues” above). Income from operations for North America as a percentage of revenue in the year ended December 31, 2009 decreased by 5 percentage points compared to the prior year. This was primarily due to approximately 3 percentage point increase in cost of revenues as a percentage of revenue in the year ended December 31, 2009 compared to the prior year. Cost of revenues for North America increased by $2.5 million to $5.1 million for the year ended December 31, 2009 and was primarily due to a $1.4 million increase in fees we paid related to user searches on Fly.com, an $825,000 increase in depreciation and maintenance costs, and a $314,000 increase in payments made to third-party partners of the Travelzoo Network. Sales and marketing expenses increased to $35.7 million for the year ended December 31, 2009 from $31.9 million for the year ended December 31, 2008. This $3.8 million decrease was primarily due to a $2.0 million increase in marketing expenses for Fly.com, a $1.3 million increase in advertising to acquire traffic to our websites, a $1.3 million increase in salary and employee related expenses, and a $1.1 million increase in advertising to acquire new subscribers for our e-mail products, offset by a $1.0 million decrease in brand marketing expense and a $627,000 decrease in trade and other marketing expenses. General and administrative expenses for North America increased to $17.9 million for the year ended December 31, 2009 from $15.7 million in the prior year. This $2.2 million increase was primarily due to a $799,000 increase in salary and employee related expenses, a $645,000 increase in depreciation and amortization expense, and a $379,000 increase in professional services expenses.

Europe

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenues	$25,230	$16,339	$9,623
Loss from operations	(1,489)	(5,463)	(7,809)
Loss from operations as % of revenues	6%	33%	81%

In Europe, revenues increased by $8.9 million or 54% in the year ended December 31, 2010 compared to the year ended December 31, 2009 (see “Revenues” above). Our loss from operations in Europe was $1.5 million in the year ended December 31, 2010 compared to $5.5 million in the year ended December 31, 2009. The $8.9 million increase in revenues was offset by a $3.5 million increase in sales and marketing expenses, an $828,000 increase in general and administrative expenses, and a $587,000 increase in cost of revenues. The $3.5 million increase in sales and marketing expenses was due primarily to a $1.4 million increase in advertising to acquire traffic to our websites, a $1.2 million increase in salary and employee related expenses, and a $625,000 increase in marketing expenses for Fly.com. The $828,000 increase in general and administrative expenses was due primarily to a $468,000 increase in professional services expenses and a $295,000 increase in rent, office and insurance expense. The $587,000 increase in cost of revenues was due primarily to a $291,000 increase in fees we paid related to user searches on Fly.com. The strengthening of the U.S. dollar relative to the British Pound Sterling had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the year ended December 31, 2010 would have been approximately $71,000 higher.

In Europe, revenues increased by $6.7 million or 70% in the year ended December 31, 2009 compared to the year ended December 31, 2008 (see “Revenues” above). Our loss from operations in Europe was $5.5 million in the year ended December 31, 2009 compared to $7.8 million in the year ended December 31, 2008. The $6.7 million increase in revenues was offset by a $2.6 million increase in sales and marketing expenses and a $1.5 million increase in general and administrative expenses. The $2.6 million increase in sales and marketing expenses was due primarily to a $1.5 million increase in advertising to acquire new subscribers for our e-mail products and a $1.1 million increase in salary and employee related expenses offset by a $437,000 decrease in advertising to acquire traffic to our websites. The $1.5 million increase in general and administrative expenses was due primarily to a $1.4 million increase in salary and employee related expenses. The strengthening of the U.S. dollar relative to the British Pound Sterling had a favorable impact on the loss from our operations in Europe. Had foreign exchange rates remained constant in these periods, the loss from our operations in Europe for the year ended December 31, 2009 would have been approximately $177,000 higher.

Interest Income

For the years ended December 31, 2010, 2009 and 2008, interest income consisted primarily of interest earned on cash, cash equivalents and restricted cash. Our interest income increased to $88,000 for the year ended December 31, 2010 from $49,000 for the year ended December 31, 2009 due primarily to higher cash balances. Our interest income decreased to $49,000 for the year ended December 31, 2009 from $284,000 for the year ended December 31, 2008 due primarily to lower interest rates.

Income Taxes

For the year ended December 31, 2010, we recorded income tax expense of $10.3 million. For the years ended December 31, 2009 and 2008, we recorded income tax expense from continuing operations of $7.3 million and $8.2 million, respectively. Our effective tax rate for 2010 and our effective tax rates from continuing operations for 2009 and 2008 were 44%, 53% and 58%, respectively. For the years ended December 31, 2010 and December 31, 2009, we recorded reductions of $224,000 and $39,000 of income tax expense, related to the reversal of tax liabilities previously recorded for uncertain tax positions, respectively. Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Our effective tax rate decreased in 2010 compared to 2009 due primarily to the decrease in losses from our Europe business segment. Our effective tax rate decreased in 2009 compared to 2008 due primarily to the decrease in losses from our Europe business segment. Our losses from our Europe business segment were treated as having no recognizable tax benefits.

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

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal and certain state tax examinations for years before 2005 and are no longer subject to California tax examinations for years before 2004. In the third quarter of 2010, we reached a final settlement with the Internal Revenue Service with regard to the examination of the Company’s 2005 and 2006 tax years, as a result of which we paid additional taxes of approximately $544,000, including interest, and recorded a tax benefit of approximately $202,000 due to the release of previously established tax liabilities and related interest.

Discontinued Operations

On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We received $2.1 million, net of cash provided, and had a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million, which was paid in 2010. For the year ended December 31, 2009, we realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. The resulting gain on the sale was reflected as an addition to additional paid-in capital as both the Company and Azzurro Capital Inc. were under the common control of Ralph Bartel. For the year ended December 31, 2009, we recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in our Asia Pacific subsidiaries as a result of their dissolution.

Liquidity and Capital Resources

As of December 31, 2010 we had $41.2 million in cash and cash equivalents. Cash and cash equivalents increased from $19.8 million on December 31, 2009 primarily as a result of cash provided by operating activities and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by (used in) operating activities	$23,925	$5,125	$(3,325)
Net cash used in investing activities	(3,527)	(3,752)	(4,742)
Net cash provided by financing activities	1,076	4,219	185
Effect of exchange rate changes on cash and cash equivalents	(66)	5	(580)

Net increase (decrease) in cash and cash equivalents	$21,408	$5,597	$(8,462)

Cash provided by or used in operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities during the year ended December 31, 2010 increased by $18.8 million compared to the year ended December 31, 2009. The increase in cash provided by operating activities was due primarily to an $8.0 million increase in net income and a $10.1 million decrease in income tax receivable. Net cash provided by operating activities during the year ended December 31, 2009 increased by $8.5 million compared to the year ended December 31, 2008. The increase in cash provided by operating activities was due primarily to a decrease in cash used in our operations in Europe and a decrease in cash used in our operations in Asia Pacific during the first 10 months of the fiscal year ended December 31, 2009. As the international expansion started to generate more revenue in the year ended December 31, 2009, net cash used in operating activities in Europe and Asia Pacific started to decrease compared to the prior year.

Net cash used in investing activities was $3.5 million for the year ended December 31, 2010 compared $3.8 million for the year ended December 31, 2009. The $225,000 decrease in net cash used in investing activities was primarily due to a $713,000 decrease in purchases of property and equipment and we used $1.8 million to purchase the fly.com domain name in the year ended December 31, 2009. These decreases were offset by a $2.2 million increase in the purchase of restricted cash. Net cash used in investing activities was $3.8 million for the year ended December 31, 2009 compared $4.7 million for the year ended December 31, 2008. The $1.0 million decrease in net cash used in investing activities was primarily due to a $1.9 million decrease in purchases of property and equipment and an $875,000 decrease in the purchase of restricted cash, offset by $1.8 million of cash used to purchase the fly.com domain name. The $1.9 million decrease in purchases of property and equipment was primarily due to decreases in capitalized internal-use software and website development costs associated with Fly.com.

Net cash provided by financing activities was $1.1 million for the year ended December 31, 2010. Net cash provided by financing activities was $4.2 million, and $185,000 for the years ended December 31, 2009 and 2008, respectively. The net cash provided by financing activities in the year ended December 31, 2010 resulted from the cash received from the sale of our Asia Pacific business segment. The net cash provided by financing activities in the year ended December 31, 2009 was from the cash received from the sale of our Asia Pacific business segment and the cash received from the exercise of stock options.

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

If the development of our business in Europe is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in these markets with the objective of reducing cash outflow. In the year ended December 31, 2010, cash used in operating activities in Europe was $529,000.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. pursuant to the terms of the Asset Purchase Agreements. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. The Company has not had significant ongoing involvement with the operations of the Asia Pacific operating segment and has not had any economic interests in the Asia Pacific operating segment following the sale. For the 10 months ended October 31, 2009, cash used in operating activities in Asia Pacific was $3.4 million. Further information concerning the transaction is provided in the Company’s reports on Form 8-K filed on October 5 and November 3, 2009 and in Note 11 to the accompanying consolidated financial statements.

The following summarizes our principal contractual commitments as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	2016	Total

Operating lease obligations	$3,602	$2,793	$2,350	$588	$427	$142	$9,902
Purchase obligations	2,016	176	—	—	—	—	2,192

Total commitments	$5,618	$2,969	$2,350	$588	$427	$142	$12,094

We also have contingencies related to net unrecognized tax benefits of approximately $1.4 million as of December 31, 2010, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

Growth Strategy

Our growth strategy has two main elements:

•	International expansion: We want to grow our revenue and operating profit through replicating the Travelzoo business in attractive international markets in Europe and in North America. We want to develop a strong competitive position through building a strong global brand and unique global content.

•	Expand scope of Travelzoo business: We want to grow our revenue and operating profit through expanding the Travelzoo product offerings and content into entertainment (e.g., Broadway shows, sporting events), through our Local Deals e-mail alert service and through Fly.com.

We launched the Travelzoo business in the U.K. in 2005, in Canada in 2006, in Germany in 2006, in France in 2007, and in Spain in 2008. We began developing and offering entertainment content and related advertising services in 2008. We launched Fly.com in February 2009. We launched Local Deals in the third quarter of 2010.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. Effective January 1, 2011, we adopted this new accounting standard. We do not expect that the adoption of this new accounting standard will have a material impact on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies used by the foreign subsidiaries as their functional currency. We have performed a sensitivity analysis as of December 31, 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of applicable foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in such foreign currency exchange rates would have resulted in an incremental $77,000 foreign exchange loss for the twelve month period ended December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Travelzoo’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/  KPMG LLP

Mountain View, California
March 16, 2011

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$41,184	$19,776
Accounts receivable, less allowance for doubtful accounts of $386 and $501 at 2010 and 2009, respectively	13,290	11,279
Income tax receivable	264	6,061
Deposits	129	139
Prepaid expenses and other current assets	1,489	1,103
Deferred tax assets	1,411	966

Total current assets	57,767	39,324
Deposits, less current portion	279	381
Deferred tax assets, less current portion	349	52
Restricted cash	3,124	875
Property and equipment, net	3,425	4,089
Intangible assets, net	1,058	1,411

Total assets	$66,002	$46,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,931	$6,834
Accrued expenses	6,080	4,278
Deferred revenue	1,325	828
Deferred rent	218	134
Income tax payable	650	—

Total current liabilities	18,204	12,074

Deferred tax liabilities	—	533
Long-term tax liabilities	1,449	2,139
Deferred rent, less current portion	460	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value per share (40,000 shares authorized; 16,444 shares issued and outstanding at 2010 and 2009)	164	164
Additional paid-in capital	6,598	4,772
Retained earnings	40,165	27,008
Accumulated other comprehensive loss	(1,038)	(1,173)

Total stockholders’ equity	45,889	30,771

Total liabilities and stockholders’ equity	$66,002	$46,132

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$112,784	$93,973	$80,817
Cost of revenues	7,253	5,628	2,842

Gross profit	105,531	88,345	77,975

Operating expenses:
Sales and marketing	54,454	49,707	43,297
General and administrative	27,565	24,930	21,366

Total operating expenses	82,019	74,637	64,663

Income from continuing operations	23,512	13,708	13,312
Interest income and other income	166	61	284
Gain (loss) on foreign currency	(197)	(78)	494

Income from continuing operations before income tax expense	23,481	13,691	14,090
Income tax expense	10,324	7,273	8,177

Income from continuing operations	13,157	6,418	5,913
Loss from discontinued operations, net of tax	—	(5,642)	(10,029)
Income tax benefit related to dissolution of Asia Pacific business segment	—	4,409	—

Loss from discontinued operations	—	(1,233)	(10,029)

Net Income (loss)	$13,157	$5,185	$(4,116)

Basic net income (loss) per share from:
Continuing operations	$0.80	$0.39	$0.41
Discontinued operations	$—	$(0.08)	$(0.70)
Net income (loss)	$0.80	$0.32	$(0.29)
Diluted net income (loss) per share from:
Continuing operations	$0.80	$0.39	$0.37
Discontinued operations	$—	$(0.08)	$(0.62)
Net income (loss)	$0.80	$0.32	$(0.25)
Shares used in computing basic net income (loss) per share	16,444	16,408	14,273
Shares used in computing diluted net income (loss) per share	16,453	16,416	16,190

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2007	14,250	143	—	25,939	(180)	25,902
Proceeds from exercise of stock options	35	—	75	—	—	75
Tax benefit of non-qualified stock option exercise	—	—	110	—	—	110
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(1,208)	(1,208)
Net loss	—	—	—	(4,116)	—	(4,116)

Total comprehensive loss	—	—	—	—	—	(5,324)

Balances, December 31, 2008	14,285	143	185	21,823	(1,388)	20,763
Proceeds from exercises of stock options	2,158	21	2,137	—	—	2,158
Stock-based compensation expense	—	—	94	—	—	94
Capital contribution from majority shareholder, net of receivable of $1.1 million	—	—	2,356	—	—	2,356
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	215	215
Net income	—	—	—	5,185	—	5,185

Total comprehensive income	—	—	—	—	—	5,400

Balances, December 31, 2009	16,444	164	4,772	27,008	(1,173)	30,771
Stock-based compensation expense	—	—	750	—	—	750
Capital contribution from majority shareholder	—	—	1,076	—	—	1,076
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	135	135
Net income	—	—	—	13,157	—	13,157

Total comprehensive income	—	—	—	—	—	13,292

Balances, December 31, 2010	16,444	$164	$6,598	$40,165	$(1,038)	$45,889

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$13,157	$5,185	$(4,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,389	1,992	667
Deferred income taxes	(1,276)	139	769
Stock-based compensation	750	94	—
Provision for losses on accounts receivable	199	258	316
Tax benefit of stock option exercises	—	—	(110)
Foreign currency translation loss related to dissolution of Asia Pacific business segment	—	110	—
Net foreign currency effects	197	78	(500)
Changes in operating assets and liabilities:
Accounts receivable	(2,323)	(197)	(2,443)
Deposits	20	(15)	25
Income tax receivable	5,797	(4,352)	(1,709)
Prepaid expenses and other current assets	(413)	(357)	1,059
Accounts payable	3,232	877	1,054
Accrued expenses	1,830	77	877
Deferred revenue	498	160	314
Deferred rent	(72)	(163)	828
Income tax payable	630	—	—
Other non-current liabilities	(690)	1,239	(356)

Net cash provided by (used in) operating activities	23,925	5,125	(3,325)

Cash flows from investing activities:
Purchases of property and equipment	(1,279)	(1,992)	(3,867)
Purchases of restricted cash	(2,248)	—	(875)
Purchases of intangible assets	—	(1,760)	—

Net cash used in investing activities	(3,527)	(3,752)	(4,742)

Cash flows from financing activities:
Proceeds from stock option exercises	—	2,158	75
Tax benefit from exercise of stock options	—	—	110
Repurchase of common stock	—	—	—
Proceeds from sale of Asia Pacific business segment, net of cash provided	1,076	2,061	—

Net cash provided by financing activities	1,076	4,219	185

Effect of exchange rate changes on cash and cash equivalents	(66)	5	(580)

Net increase (decrease) in cash and cash equivalents	21,408	5,597	(8,462)
Cash and cash equivalents at beginning of year	19,776	14,179	22,641

Cash and cash equivalents at end of year	$41,184	$19,776	$14,179

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$5,857	$5,760	$8,193

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

(1)	Summary of Significant Accounting Policies

(a)	The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 22 million subscribers worldwide, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In August 2010, we launched Local Deals, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants through the Travelzoo website. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.

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

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 66.2% of the outstanding shares as of February 28, 2011.

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

Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, as described in Note 11, “Discontinued Operations”, the Company has classified the financial results of its Asia Pacific operating segment as discontinued operations for all periods presented due to the sale of the assets of its Asia Pacific subsidiaries, which constituted the Company’s Asia Pacific operating segment, to Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly-owned subsidiaries of Azzurro Capital Inc. The notes to the Company’s consolidated financial statements relate to continuing operations only, unless otherwise indicated.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2010, there were 16,443,828 shares of common stock outstanding.

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. As indicated below, the Company is currently the subject of an unclaimed property review by representatives of the State of Delaware. If such escheat claims are asserted, whether as a result of such unclaimed property review or otherwise, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,067,000 shares of common stock for no additional payment.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares referred to above. No escheat claims have been asserted in respect of any such unissued shares, but it is possible that such claims may be asserted as a result of the review. The Company is unable to predict the outcome of the unclaimed property review.

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $20,000 for the year ended December 31, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,067,000 shares had not submitted claims under the program.

(b)	Revenue Recognition

The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com. The Company also generates revenue from the sale of vouchers through our Local Deals e-mail alert service.

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin for revenue recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured.

Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card, for measuring the value of delivered and undelivered placements. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. The Company conducts a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the advertiser. Collection is deemed reasonably assured if it is expected that the advertiser will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection. Collection is deemed not reasonably assured when a advertiser is perceived to be in financial distress, which may be evidenced by weak industry condition, bankruptcy filing, or previously billed amounts that are past due.

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

Revenues from advertising sold to advertisers through agencies are reported at the net amount billed to the agency.

During the third quarter of 2010, the Company started selling vouchers for deals from local businesses such as spas and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. The Company applies a return allowance for potential voucher refunds.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Net income (loss):
Net income from continuing operations, net of tax	$13,157	$6,418	$5,913
Loss from discontinued operations, net of tax	—	(1,233)	(10,029)

Net income (loss)	$13,157	$5,185	$(4,116)

Weighted average common shares	16,444	16,408	14,273
Effect of dilutive securities — stock options	9	8	1,917

Diluted weighted average common shares	16,453	16,416	16,190
Basic net income (loss) per share from:
Continuing operations	$0.80	$0.39	$0.41
Discontinued operations	$—	$(0.08)	$(0.70)
Net income (loss)	$0.80	$0.32	$(0.29)
Diluted net income (loss) per share from:
Continuing operations	$0.80	$0.39	$0.37
Discontinued operations	$—	$(0.08)	$(0.62)
Net income (loss)	$0.80	$0.32	$(0.25)

Options to purchase 75,000 and 300,000 shares of common stock have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2010 and December 31, 2009 respectively, as their effect was anti-dilutive. All options outstanding as of December 31, 2008 were included in the computation of diluted net income (loss) per share for the years ended December 31, 2008.

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

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The Company also includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its website and processes supporting the Company’s business in accordance with the framework established by the FASB accounting guidance for accounting for the cost of computer software developed or obtained for internal use and accounting for website development costs. Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009

Computer hardware and software	$2,687	$2,374
Office equipment and office furniture	2,834	2,229
Capitalized internal-use software and website development	1,319	1,319
Leasehold improvements	1,182	781

	8,022	6,703
Less accumulated depreciation and amortization	(4,597)	(2,614)

Total	$3,425	$4,089

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 5 years for computer hardware and software, capitalized internal-use software and website development costs, and office equipment and office furniture. The Company depreciates leasehold improvements over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Depreciation expense was $2.0 million, $1.5 million, and $601,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, 2009 and 2008, our capitalized internal-use software and website development costs, net of accumulated amortization, were $465,000, $905,000 and $1.3 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we recorded amortization of capitalized internal-use software and website development costs of $440,000, $409,000 and $6,000, respectively.

(f)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2010	2009

Acquired amortized intangible assets:
Internet domain names	$2,117	$2,117
Less accumulated amortization	1,059	706

Total	$1,058	$1,411

Intangible assets have a useful life of 5 years. Amortization expense was $354,000, $357,000 and $13,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In January 2009, the Company purchased the fly.com domain name for $1.8 million.

Future amortization expense related to intangible assets at December 31, 2010 is as follows (in thousands):

Year ended December 31,
2011	$354
2012	352
2013	352

$1,058

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $31.6 million, $30.4 million and $25.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. In the years ended December 31, 2010, 2009 and 2008, approximately $2.6 million, $4.3 million, and $2.4 million, respectively, of advertising services was purchased from the Company’s advertisers under non-barter agreements and recorded in sales and marketing expense.

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

The following are components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$13,157	$5,185	$(4,116)
Other comprehensive income (loss):
Foreign currency translation adjustments	135	215	(1,208)

Total comprehensive income (loss)	$13,292	$5,400	$(5,324)

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of cumulative foreign currency translation adjustments.

(k)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the FASB accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2010.

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

The Company recorded $750,000 and $94,000 stock-based compensation expense for fiscal years 2010 and 2009, respectively, and did not record any stock-based compensation expense in fiscal years 2008. See Note 7 for a further discussion on stock-based compensation.

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

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2010 and December 31, 2009, the Company did not have any customers that accounted for 10% or more of its accounts receivable.

The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $386,000 and $501,000 at December 31, 2010 and 2009, respectively.

(o)	Recent Accounting Pronouncements

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new accounting standard did not have an impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. Effective January 1, 2011, we adopted this new accounting standard. We do not expect that the adoption of this new accounting standard will have a material impact on the Company’s consolidated results of operations and financial condition.

(2)	Financial Instruments

At December 31, 2010, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$29,315	$29,315	$—	$—

Total	$29,315	$29,315	$—	$—

(3)  Commitments and Contingencies

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating lease agreements which expire between February 28, 2011 and January 31, 2016. Rent expense was $4.0 million, $3.8 million and $3.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The future minimum rental payments under these operating leases as of December 31, 2010 were as follows (in thousands):

	2011	2012	2013	2014	2015	2016	Total

Minimum rental payments	$3,602	$2,793	$2,350	$588	$427	$142	$9,902

It is possible that claims may be asserted against the Company in the future by former stockholders of Travelzoo.com Corporation seeking to receive shares in the Company, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares of the Company under escheat statutes. As indicated below, the Company is currently the subject of an unclaimed property review by representatives of the State of Delaware. If such escheat claims are asserted, whether as a result of such unclaimed property review or otherwise, the Company intends to challenge the applicability of escheat rights, in that, among

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. The Company also expects to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that it is not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, the Company would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. If such claims were asserted, and were fully successful, that could result in the Company’s being required to issue up to an additional approximately 4,067,000 shares of common stock for no additional payment.

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

On October 15, 2004, the Company announced a program under which it would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $20,000 for the year ended December 31, 2010. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 4,067,000 shares had not submitted claims under the program.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Other Balance Sheet Items

The details of changes to the allowance for doubtful accounts are as follows (in thousands):

Balance at December 31, 2007	$290
Additions — charged to costs and expenses, net	250
Additions — recoveries of amounts previously charged-off	71
Deductions — write-offs	(254)

Balance at December 31, 2008	357
Additions — charged to costs and expenses, net	159
Additions — recoveries of amounts previously charged-off	99
Deductions — write-offs	(114)

Balance at December 31, 2009	501
Additions — charged to costs and expenses, net	139
Additions — recoveries of amounts previously charged-off	60
Deductions — write-offs	(314)

Balance at December 31, 2010	$386

The details of prepaid expenses and other current assets as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009

Prepaid expenses	$1,384	$1,009
Other current assets	105	94

Total prepaid expenses and other current assets	$1,489	$1,103

The details of accrued expenses as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009

Accrued advertising expense	$2,077	1,207
Accrued compensation expense	1,899	2,627
Accrued payments to merchants	1,353	—
Accrued payments to third-party partners of the Travelzoo Network	233	122
Other accrued expenses	215	78
Accrued employee expense	168	104
Accrued professional services expense	135	140

Total accrued expenses	$6,080	$4,278

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Income Taxes

The components of income (loss) from continuing operations before income tax expense for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

U.S.	$23,108	$17,879	$21,762
Foreign	373	(4,188)	(7,672)

	$23,481	$13,691	$14,090

Income tax expense (benefit) from continuing operations for the years ended December 31, 2010, 2009, and 2008 consisted of the following current and deferred components categorized by federal and state jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the last table of this footnote.

	Current	Deferred	Total
	(In thousands)

2010:
Federal	$8,512	$(1,102)	$7,410
State	2,458	(174)	2,284
Foreign	630	—	630

	$11,600	$(1,276)	$10,324

2009:
Federal	$5,872	$(144)	$5,728
State	1,638	(93)	1,545

	$7,510	$(237)	$7,273

2008:
Federal	$6,020	$796	$6,816
State	1,388	(27)	1,361

	$7,408	$769	$8,177

During 2008, an income tax benefit of $110,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2010	2009	2008

Federal tax at statutory rates	$8,218	$4,792	$1,368
State taxes, net of federal income tax benefit	1,488	1,004	885
Foreign losses not benefited	500	1,434	6,166
Non-deductible expenses and other	118	43	(242)

Total income tax expense	$10,324	$7,273	$8,177

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating losses incurred in the foreign subsidiaries were treated as having no recognizable tax benefit.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009

Deferred tax assets:
Foreign net operating loss carryforwards	$6,246	$5,799
State income taxes	858	102
Accruals and allowances	622	352
Capital loss	587	1,820
Deferred revenue	342	245
Deferred rent	279	320

Total deferred tax assets	8,934	8,638
Valuation allowance	(6,833)	(7,620)

Total deferred tax assets net of valuation allowance	2,101	1,018

Deferred tax liabilities:
US tax on undistributed earnings	(77)	—
Property, equipment and intangible assets	(263)	(533)

Total deferred tax liabilities	(340)	(533)

Net deferred tax assets	$1,761	$485

The Company has a valuation allowance of approximately $6.2 million as of December 31, 2010 related to foreign net operating loss carryforwards of approximately $22.3 million for which it is more likely than not that the tax benefit will not be realized. The Company also has a valuation allowance of $587,000 as of December 31, 2010 related to the capital loss carryforward of $587,000 for which it is more likely than not that the tax benefit will not be realized. If not utilized, the capital loss carryforward will expire September 15, 2015. The total amount of the valuation allowance represented a decrease of approximately $787,000 from the amount recorded as of December 31, 2009 and was primarily due to a decrease in valuation allowance recorded against the $587,000 capital loss in 2010 offset by an increase in allowance against the operating loss from Europe.

The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2010, the Company had approximately $1.4 million in total unrecognized tax benefits and approximately $83,000 in accrued interest. The Company has not accrued any penalties related to uncertain tax positions as the Company believes that it is more

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely than not that there will not be any assessment of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2008	$1,145
Increase related to prior year tax positions	6
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(363)

Unrecognized tax benefits balance at December 31, 2008	788
Increase related to prior year tax positions	44
Decrease related to prior year tax positions	—
Increase related to current year tax positions	1,210
Settlements	—
Lapse of statute of limitations	(39)

Unrecognized tax benefits balance at December 31, 2009	2,003
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	(224)
Increase related to current year tax positions	—
Settlements	(413)
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2010	$1,366

At December 31, 2010, unrecognized tax benefits of approximately $156,000, if recognized, would favorably affect the Company’s effective income tax rate. Unrecognized tax benefits of approximately $1.2 million, if recognized, would be recorded in discontinued operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2005 and are no longer subject to California tax examinations for years before 2004. In the third quarter of 2010, the Company reached a final settlement with the Internal Revenue Service with regard to the examination of the Company’s 2005 and 2006 tax years, as a result of which the Company paid additional taxes of approximately $544,000, including interest, which the Company had fully reserved, and recorded a tax benefit of approximately $202,000 due to the release of previously established tax liabilities and related interest.

(6)	Stockholders’ Equity

As of December 31, 2010, the authorized capital stock of Travelzoo Inc. was comprised of 40,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock. As of December 31, 2010, there were 16,443,828 shares outstanding of common stock and no shares of preferred stock issued or outstanding. During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date.

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

In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options, 17,275 options and 30,000 options were exercised during the years ended December 31, 2004, 2005 and 2008, respectively. As of December 31, 2010, 12,725 options are vested and remain outstanding.

In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. 23,589 of these options and 5,000 of these options were exercised during the year ended December 31, 2004 and 2008, respectively. As of December 31, 2010, 5,000 options are vested and remain outstanding.

In January 2009, 2,158,349 options were exercised at $1.00 per share. As described in Note 1, these options were granted in 2001 as part of the combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel.

In November 2009, the Company granted to one if its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting in July 1, 2011. The options expire in November 2019. As of December 31, 2010, none of the options are vested and 300,000 options are outstanding. Total stock-based compensation for fiscal years 2010 and 2009 were $750,000 and $94,000, respectively. The Company did not provide any stock-based compensation in fiscal year 2008.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2009

Weighted-average fair value of options granted per share	$11.56
Historical volatility	93%
Risk-free interest rate	2.56%
Dividend yield	—
Expected life in years	6.25

As of December 31, 2010, there was approximately $2.6 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.5 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Option activity as of December 31, 2010 and changes during the fiscal year ended December 31, 2008, 2009, and 2010 were as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
				(In thousands)

Outstanding at January 1, 2008	2,211,074	$1.03	3.11 years	$27,974
Exercised	(35,000)	$2.14

Outstanding at December 31, 2008	2,176,074	$1.01	2.09 years	$9,900
Options granted	300,000	$14.97
Exercised	(2,158,349)	$1.00

Outstanding at December 31, 2009	317,725	$14.26	9.44 years	$177

Exercisable and fully vested at December 31, 2009	17,725	$2.28	1.95 years	$177
Outstanding at January 1, 2010	317,725	$14.26

Outstanding at December 31, 2010	317,725	$14.26	8.44 years	$8,616

Exercisable and fully vested at December 31, 2010	17,725	$2.28	0.95 years	$693

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2008, 2009, and 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008, 2009, and 2010. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

The total intrinsic value of options exercised in the year ended December 31, 2009 was $9.1 million and the total intrinsic value of options exercised in the year ended December 31, 2008 was $267,000.

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding options at December 31, 2010 were as follows:

		Options Outstanding			Options Exercisable
		Weighted-			Weighted-
	Shares	Average	Weighted-	Shares	Average	Weighted-
	Outstanding	Remaining	Average	Outstanding	Remaining	Average
	and	Contractual	Exercise	and	Contractual	Exercise
Exercise Price	Exercisable	Life	Price	Exercisable	Life	Price

$2.00	12,725	0.83 years	$2.00	12,725	0.83 years	$2.00
$3.00	5,000	1.25 years	$3.00	5,000	1.25 years	$3.00
$14.97	300,000	8.89 years	$14.97	—

	317,725	8.44 years	$14.26	17,725	0.95 years	$2.28

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

The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2010:	North America	Europe	Elimination	Consolidated

Revenues from unaffiliated customers	$87,661	$25,123	$—	$112,784
Intersegment revenues	197	107	(304)	—

Total net revenues	87,858	25,230	(304)	112,784

Operating income (loss)	24,998	(1,489)	3	23,512

Year Ended December 31, 2009:	North America	Europe	Elimination	Consolidated

Revenues from unaffiliated customers	$77,707	$16,266	$—	$93,973
Intersegment revenues	260	73	(333)	—

Total net revenues	77,967	16,339	(333)	93,973

Operating income (loss)	19,227	(5,463)	(56)	13,708

Year Ended December 31, 2008:	North America	Europe	Elimination	Consolidated

Revenues from unaffiliated customers	$71,245	$9,572	$—	$80,817
Intersegment revenues	94	51	(145)	—

Total net revenues	71,339	9,623	(145)	80,817

Operating income (loss)	21,118	(7,809)	3	13,312

			Discontinued
As of December 31, 2010:	North America	Europe	Operations	Elimination	Consolidated

Long-lived assets:	$4,329	$154	$—	$—	$4,483
Total assets	85,658	10,490	—	(30,146)	66,002

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Discontinued
As of December 31, 2009:	North America	Europe	Operations	Elimination	Consolidated

Long-lived assets:	$5,319	$183	$—	$(2)	$5,500
Total assets	64,095	4,960	—	(22,923)	46,132

Revenue for each segment is recognized from the locations within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

Significant customer information is as follows:

	Percent of			Percent of
	Revenues			Accounts Receivable
	Year Ended December 31,			December 31,	December 31,
Customer	2010	2009	2008	2010	2009

Orbitz Worldwide	*	*	13%	*	*

*	Less than 10%

The agreements with this customer are in the form of multiple insertion orders from groups of entities under common control, in either the Company’s standard form or in the customer’s form.

(9)	Employee Benefit Plan

The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for our international employees. The Company’s contributions to these benefit plans were approximately $902,000, $705,000 and $420,000 for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

(10)	Related Party Transaction

In November 2007, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman, and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees and expenses for these services during the year ended December 31, 2008 totaled approximately $591,000. Effective October 1, 2008, Holger Bartel was appointed as Chief Executive Officer of the Company and the independent contractor agreement between the Company and Holger Bartel was terminated on September 30, 2008. Holger Bartel served as the Company’s Chief Executive Officer until June 2010. In July 2010, the Company entered into an independent contractor agreement with Holger Bartel to provide consulting services. Fees for these services rendered during the year ended December 31, 2010 totaled approximately $275,000.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by the Ralph Bartel 2005 Trust, on behalf of itself. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of the Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $89,000 and $94,000 as of December 31, 2010 and 2009, respectively, and were related primarily to fees under the Hosting Agreement and Referral Agreement. The $89,000 and $94,000 are part of prepaid expenses and

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other current assets in the accompanying Consolidated Balance Sheets. See Note 11 for a further discussion on the sale of the Company’s Asia Pacific operating segment.

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

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the completion of the sale, the Company received $2.1 million, net of cash provided, and had a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million, which was paid in 2010. The Company realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro Capital Inc. The resulting gain on the sale is reflected as an addition to additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity as both the Company and Azzurro Capital Inc. are under the common control of Ralph Bartel. The Company recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in the Asia Pacific subsidiaries as a result of their dissolution.

The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Twelve Months Ended December 31
	2010	2009	2008

Revenues	$—	$2,134	$586
Cost of revenues	—	173	153

Gross profit	—	1,961	433

Operating expenses:
Sales and marketing	—	3,821	5,837
General and administrative	—	3,828	4,797

Total operating expenses	—	7,649	10,634

Operating loss from discontinued operations	—	(5,688)	(10,201)
Other income and (expense)	—	(33)	20
Income tax benefit	—	79	152

Loss from discontinued operations	—	(5,642)	(10,029)
Income tax benefit related to dissolution of Asia Pacific business segment	—	4,409	—

Loss from discontinued operations, net of tax	$—	$(1,233)	$(10,029)

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2010 and 2009:

	Quarters Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,	Mar 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share amounts)

Revenues	$28,468	$27,693	$28,106	$28,518	$23,779	$23,576	$23,638	$22,980
Cost of revenues	2,241	1,742	1,616	1,653	1,488	1,464	1,458	1,218

Gross profit	26,227	25,951	26,490	26,865	22,291	22,112	22,180	21,762
Operating expenses:
Sales and marketing	11,783	13,630	14,049	14,993	12,258	13,437	12,599	11,414
General and administrative	7,732	6,616	6,505	6,712	6,509	6,395	6,211	5,814

Total operating expenses	19,515	20,246	20,554	21,705	18,767	19,832	18,810	17,228
Operating income from continuing operations	6,712	5,705	5,936	5,160	3,524	2,280	3,370	4,534
Interest income and other income	34	45	45	42	21	8	13	19
Gain (loss) on foreign currency	(8)	20	—	(209)	(94)	320	(116)	(187)

Income from continuing operations before income tax expense	6,738	5,770	5,981	4,993	3,451	2,608	3,267	4,366
Income tax expense	2,951	2,120	2,734	2,519	1,981	1,308	1,659	2,325

Income from continuing operations, net of tax	3,787	3,650	3,247	2,474	1,470	1,300	1,608	2,041
Income (loss) from discontinued operations, net of tax	—	—	—	—	3,863	(1,595)	(1,799)	(1,703)

Net income (loss)	$3,787	$3,650	$3,247	$2,474	$5,333	$(295)	$(191)	$338

Basic net income (loss) per share from
Continuing operations	$.23	$.22	$.20	$.15	$.09	$.08	$.10	$.13
Discontinued operations	$—	$—	$—	$—	$.23	$(.10)	$(.11)	$(.10)
Net income (loss) per share	$.23	$.22	$.20	$.15	$.32	$(.02)	$(.01)	$.02
Diluted net income (loss) per share from:
Continuing operations	$.23	$.22	$.20	$.15	$.09	$.08	$.10	$.13
Discontinued operations	$—	$—	$—	$—	$.23	$(.10)	$(.11)	$(.10)
Net income (loss) per share	$.23	$.22	$.20	$.15	$.32	$(.02)	$(.01)	$.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of Travelzoo’s internal control over financial reporting as of

December 31, 2010 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/  CHRISTOPHER LOUGHLIN
Christopher Loughlin
Chief Executive Officer

/s/  WAYNE LEE
Wayne Lee
Chief Financial Officer

March 16, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2010 and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 1, 2011.

Name	Age	Position

Christopher Loughlin	37	Chief Executive Officer
Wayne Lee	39	Chief Financial Officer
Shirley Tafoya	47	President, North America

Christopher Loughlin, has served as Chief Executive Officer since July 2010 after service as Executive Vice President, Europe from May 2005 to June 2010 and Vice President of Business Development from 2001 to April 2005. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York.

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

Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Date: March 16, 2011

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

Signature	Title(s)	Date

/s/ HOLGER BARTEL Holger Bartel	Chairman of the Board	March 16, 2011

/s/ CHRISTOPHER LOUGHLIN Christopher Loughlin	Chief Executive Officer	March 16, 2011

/s/ WAYNE LEE Wayne Lee	Chief Financial Officer and Principal Accounting Officer	March 16, 2011

/s/ RALPH BARTEL Ralph Bartel	Director	March 16, 2011

/s/ DAVID J. EHRLICH David J. Ehrlich	Director	March 16, 2011

/s/ DONOVAN NEALE-MAY Donovan Neale-May	Director	March 16, 2011

/s/ KELLY M. URSO Kelly M. Urso	Director	March 16, 2011

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
3.2		—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)
10.1		—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)
10	.2*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)
10	.3*	—	Employment Agreement, dated as of December 9, 2005, between Wayne Lee and Travelzoo Inc. (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2007)
10.4		—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo Inc. and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)
10	.5*	—	Amendment No. 1 to Employment Agreement, effective as September 23, 2008, by and between Travelzoo Inc. and Wayne Lee (Incorporated by reference to Exhibit 99.2 on Form 8-K (File No. 000-50171), filed September 29, 2008)
10.6		—	Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo Inc., Travelzoo K.K., Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 5, 2009)
10.7		—	Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo Inc., Travelzoo (Asia Pacific) Limited, Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed October 5, 2009)
10.8		—	Option Agreement, dated September 30, 2009, between Travelzoo Inc. and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)
10	.9*	—	Employment Agreement between Travelzoo Inc. and Christopher Loughlin dated November 18, 2009 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed November 23, 2009)
10	.10*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Christopher Loughlin dated November 18, 2009 (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed November 23, 2009)
10	.11*	—	Employment Agreement, dated August 4, 2010 between Shirley Tafoya and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2010)
21	.1‡	—	Subsidiaries of Travelzoo Inc.
23	.1‡	—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (included on signature page)
31	.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or a compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.