Form 10-Q
period 2011-03-31
TRAVELZOO INC
filed 2011-05-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No.: 000-50171
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-4415727 (I.R.S. employer identification no.)

590 Madison Avenue, 37th Floor New York, New York (Address of principal executive offices)	10022 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of May 5, 2011 was 16,461,553 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$51,698	$41,184
Accounts receivable, less allowance for doubtful accounts of $396 and $386 as of March 31, 2011 and December 31, 2010, respectively	16,409	13,290
Income tax receivable	—	264
Deposits	132	129
Prepaid expenses and other current assets	1,312	1,489
Deferred tax assets	1,411	1,411

Total current assets	70,962	57,767
Deposits, less current portion	848	279
Deferred tax assets, less current portion	349	349
Restricted cash	3,125	3,124
Property and equipment, net	3,735	3,425
Intangible assets, net	969	1,058

Total assets	$79,988	$66,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,602	$9,931
Accrued settlement with State of Delaware	20,000	—
Accrued expenses	9,653	6,080
Deferred revenue	1,362	1,325
Income tax payable	479	650
Deferred rent	164	218

Total current liabilities	45,260	18,204

Deferred tax liabilities — long-term	86	—
Long-term tax liabilities	1,463	1,449
Deferred rent, less current portion	527	460
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,462 and 16,444 shares issued and outstanding as of March 31, 2011 and December 31, 2010)	165	164
Additional paid-in capital	7,093	6,598
Retained earnings	26,210	40,165
Accumulated other comprehensive loss	(816)	(1,038)

Total stockholders’ equity	32,652	45,889

Total liabilities and stockholders’ equity	$79,988	$66,002

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$36,960	$28,518
Cost of revenues	2,419	1,653

Gross profit	34,541	26,865

Operating expenses:
Sales and marketing	16,154	14,993
General and administrative	8,394	6,712
Settlement with State of Delaware	20,000	—

Total operating expenses	44,548	21,705

Income (loss) from operations	(10,007)	5,160
Other income and expense:
Interest income and other income	32	42
Gain (loss) on foreign currency	31	(209)

Income (loss) before income taxes	(9,944)	4,993
Income taxes	4,011	2,519

Net income (loss)	$(13,955)	$2,474

Basic net income (loss) per share	$(0.85)	$0.15
Diluted net income (loss) per share	$(0.85)	$0.15

Shares used in computing basic net income (loss) per share	16,451	16,444
Shares used in computing diluted net income (loss) per share	16,451	16,452
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(13,955)	$2,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	643	562
Deferred income tax	86	—
Stock-based compensation	187	187
Provision for losses on accounts receivable	18	39
Tax benefit of stock option exercise	(268)	—
Net foreign currency effect	(31)	209
Changes in operating assets and liabilities:
Accounts receivable	(2,918)	(2,321)
Deposits	(561)	(8)
Income tax receivable	264	6,061
Prepaid expenses and other current assets	193	130
Accounts payable	3,436	38
Accrued settlement with State of Delaware	20,000	—
Accrued expenses	3,433	1,256
Deferred revenue	19	412
Deferred rent	13	34
Income tax payable	89	683
Other non-current liabilities	14	11

Net cash provided by operating activities	10,662	9,767

Cash flows from investing activities:
Purchases of property and equipment	(699)	(396)

Net cash used in investing activities	(699)	(396)

Cash flows from financing activities:
Proceeds from exercise of stock options	40	—
Tax benefit of stock option exercise	268	—
Proceeds from sale of Asia Pacific business segment	—	1,073

Net cash provided by financing activities	308	1,073

Effect of exchange rate changes on cash and cash equivalents	243	(95)

Net increase in cash and cash equivalents	10,514	10,349
Cash and cash equivalents at beginning of period	41,184	19,776

Cash and cash equivalents at end of period	$51,698	$30,125

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$3,558	$(4,225)
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 23 million subscribers worldwide, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
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
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 62.6% of the outstanding shares as of May 1, 2011.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the SEC on March 16, 2011.
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
     The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period, and the Company makes no representations related thereto.
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

     During January 2001, the Board of Directors of Travelzoo.com Corporation proposed that Travelzoo.com Corporation be merged with Travelzoo Inc. whereby Travelzoo Inc. would be the surviving entity. On March 15, 2002, the stockholders of Travelzoo.com Corporation approved the merger with Travelzoo Inc. On April 25, 2002, the certificate of merger was filed in Delaware upon which the merger became effective and Travelzoo.com Corporation ceased to exist. Each outstanding share of common stock of Travelzoo.com Corporation was converted into the right to receive one share of common stock of Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive shares of Travelzoo Inc. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2011, there were 16,461,553 shares of common stock outstanding.
     On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former stockholders of Travelzoo.com as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.
     It is the Company’s understanding that, under applicable law, if it holds unclaimed property of third parties whose addresses are unknown, that property may be subject to escheat to the State of Delaware, because it is the jurisdiction of incorporation of the Company. The number of shares identified in the preliminary findings related almost entirely to parties with unknown addresses. Accordingly, the settlement with the State of Delaware is expected to substantially limit any further obligations of the Company under escheat and similar state laws.
     If additional escheat claims are asserted in the future, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the outcome of any future claims which might be asserted relating to the unissued shares.
     The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $23,000 for these cash payments for the three months ended March 31, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares had not submitted claims under the program as of March 31, 2011.

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
     Where collectibility is not reasonably assured, the revenue will be recognized upon cash collection, provided that the other criteria for revenue recognition have been met. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company recognizes revenue for the period based on elements delivered during the period. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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

Note 3: Recent Accounting Standards
     In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. Effective January 1, 2011, the Company adopted this new accounting standard. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
Note 4: Financial Instruments
     At March 31, 2011, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at March 31, 2011 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$30,682	$30,682	$—	$—

Total	$30,682	$30,682	$—	$—

     There have been no changes in level 2 and level 3 investments for the period ending March 31, 2011.
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
     As of March 31, 2011 and December 31, 2010, our capitalized internal-use software and website development costs, net of accumulated amortization, were $355,000 and $465,000, respectively. For the three months ended March 31, 2011 and 2010, the Company recorded amortization of capitalized internal-use software and website development costs of $110,000 for each of these periods.
Note 6: Intangible Assets
     Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Internet domain names	$2,117	$2,117
Less accumulated amortization	1,148	1,059

Total	$969	$1,058

     Intangible assets have a useful life of 5 years. For the three months ended March 31, 2011 and 2010, amortization expense was $88,000 for each period.
     Future expected amortization expense related to intangible assets at March 31, 2011 is as follows (in thousands):

2011	266
2012	352
2013	351

Total	$969

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
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $396,000 and $386,000 at March 31, 2011 and December 31, 2010, respectively.
Note 8: Stock-Based Compensation and Stock Options
     In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expire in October 2011. 150,000 options were exercised during the year ended December 31, 2005, 17,275 options were exercised during the year ended December 31, 2006, 30,000 options were exercised during the year ended December 31, 2008 and the remaining 12,725 of these options were exercised during the quarter ended March 31, 2011.
     In March 2002, the Company granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. The options expire in March 2012. In October 2002, 1,411 options were cancelled upon the resignation of a director, 23,589 options were exercised during the year ended December 31, 2004, 5,000 options were exercised during the year ended December 31, 2008 and the remaining 5,000 of these options were exercised during the quarter ended March 31, 2011.
     In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of March 31, 2011, none of the options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended March 31, 2011 and 2010 was $187,000 for each period.
     As of March 31, 2011, there was approximately $2.4 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.3 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
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
     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Basic net income (loss) per share:
Net income (loss)	$(13,955)	$2,474
Weighted average common shares	16,451	16,444

Basic net income (loss) per share	$(0.85)	$0.15

Diluted net income (loss) per share:
Net income (loss)	$(13,955)	$2,474

Weighted average common shares	16,451	16,444
Effect of dilutive securities: stock options	—	8

Diluted weighted average common shares	16,451	16,452

Diluted net income (loss) per share	$(0.85)	$0.15

     For the three months ended March 31, 2011, options to purchase approximately 300,000 shares of common stock were not included in the calculation of net loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2010, options to purchase approximately 300,000 shares of common stock were not included in the calculation because the exercise price of these options was higher than the average stock price for the three months ended March 31, 2010 and therefore, their effect was anti-dilutive.
Note 10: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between June 30, 2011 and January 31, 2014. The future minimum lease payments under these operating leases as of March 31, 2011 total $9.5 million. The future lease payments consist of $2,957,000 due in 2011, $2,968,000 due in 2012, $2,366,000 due in 2013, $603,000 due in 2014, and $442,000 due in 2015 and $147,000 in 2016.
     As discussed above under Note 1, the Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $23,000 for these cash payments for the nine months ended March 31, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above in Note 1, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares had not submitted claims under the program as of March 31, 2011.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the three months ended March 31, 2011, our effective tax rate was (40%).
     At March 31, 2011 the Company had approximately $1.5 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $156,000, which if recognized, would favorably affect the Company’s effective income tax rate and unrecognized tax benefits of approximately $1.2 million, if recognized, would be recorded in discontinued operations.
     The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had approximately $97,000 and $83,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and certain state tax examinations for years before 2006 and is no longer subject to California tax examinations for years before 2005.
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
     The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	North
Three months ended March 31, 2011:	America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$27,517	$9,443	$—	$—	$36,960
Intersegment revenues	101	5	—	(106)	—

Total net revenues	27,618	9,448	—	(106)	36,960

Operating income (loss)	9,252	741	(20,000)	—	(10,007)

(a)	Amount represents settlement of State of Delaware unclaimed property review

	North
Three months ended March 31, 2010:	America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$22,367	$6,151	$—	$—	$28,518
Intersegment revenues	29	9	—	(38)	—

Total net revenues	22,396	6,160	—	(38)	28,518

Operating income (loss)	6,110	(951)	—	1	5,160

	North
As of March 31, 2011:	America	Europe	Elimination	Consolidated
Long-lived assets	$4,080	$624	$—	$4,704
Total assets	94,665	15,929	(30,606)	79,988

	North
As of December 31, 2010:	America	Europe	Elimination	Consolidated
Long-lived assets	$4,329	$154	$—	$4,483
Total assets	85,658	10,490	(30,146)	66,002
     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     For the three months ended March 31, 2011 and 2010, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2011 and December 31, 2010, the Company did not have any customers that accounted for 10% or more of accounts receivable.
Note 13: Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income. Other comprehensive income refers to gains that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments.
     The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(13,955)	$2,474
Other comprehensive income:
Foreign currency translation adjustments	$222	$126

Total comprehensive income (loss)	$(13,773)	$2,600

Note 14: Related Party Transaction
     In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the quarter ended March 31, 2011 totaled approximately $164,000.

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
Overview
     Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 23 million subscribers worldwide, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
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
     Our revenues are advertising revenues, consisting primarily of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals advertisers are typically for the period of the voucher redemption period.
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the quarter ended March 31, 2011, European operations were 26% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.

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
     Revenue Recognition
     We recognize revenue on arrangements in accordance with the SEC Staff Accounting Bulletin for revenue recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company recognizes revenue for the period based on elements delivered during the period. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period.
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
     Liability to Former Stockholders
     The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. We account for the cost of this program as an expense recorded in general and administrative expenses. The ultimate total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid. We believe that only a portion of such requests were valid. In order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
     Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the number of actual claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Requests are generally paid within 30 days of receipt. Please refer to Note 10 to our unaudited condensed consolidated financial statements for further details about potential liabilities to former stockholders.
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	6.5	5.8

Gross profit	93.5	94.2

Operating expenses:
Sales and marketing	43.7	52.6
General and administrative	22.7	23.5
Settlement with State of Delaware	54.1	—

Total operating expenses	120.5	76.1
Income (loss) from operations	(27.0)	18.1
Other income and expenses, net	0.2	(0.6)

Income (loss) before income taxes	(26.8)	17.5
Income taxes	10.9	8.8

Net income (loss)	(37.7)%	8.7%

     For the three months ended March 31, 2011, we reported loss from operations of approximately $10.0 million, which included a non-recurring expense item of $20.0 million related to the settlement of the State of Delaware unclaimed property review. Our operating margin decreased to a loss of 27.0% for the three months ended March 31, 2011 compared to 18.1% for the same period last year. The main reason for the decrease in operating margin is our operating expenses as a percentage of revenues for the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010 (see “Operating Expenses” below).
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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of March 31, 2011 and 2010 and the total number of page views for the homepages of the Travelzoo websites in North America and Europe for the three months ended March 31, 2011 and 2010. Management considers the page views for the Travelzoo homepages as indicators for the growth of website traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	March 31,		Year-over-Year
	2011	2010	Change
Subscribers:
North America
Travelzoo Top 20	14,079,000	13,242,000	6%
Newsflash	12,591,000	11,506,000	9%
Europe
Travelzoo Top 20	4,958,000	3,868,000	28%
Newsflash	4,918,000	3,787,000	30%

	Three Months Ended March 31,		Year-over-Year
	2011	2010	Change*
Page views of homepages of Travelzoo websites:
North America	10,422,000	11,035,000	(6)%
Europe	6,354,000	4,322,000	47%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.
     In North America, revenues for the three months ended March 31, 2011 increased by 23% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of March 31, 2011 increased by 6% compared to March 31, 2010 and page views of the homepages of the Travelzoo websites in North America for the three months ended March 31, 2011 decreased by 6% from the same period last year. In North America, revenues increased at a higher rate of growth than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of decline in page views of the homepages of the Travelzoo websites in North America.

     In Europe, revenues for the three months ended March 31, 2011 increased by 53% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of March 31, 2011 increased by 28% compared to March 31, 2010 and page views of the homepages of the Travelzoo websites in Europe increased by 47% from the same period last year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo websites in Europe due in part to increases in our advertising rates.
Revenues
     Our total revenues increased to $37.0 million for the three months ended March 31, 2011 from $28.5 million for the three months ended March 31, 2010. This represents an increase of $8.4 million or 30%. $5.2 million of the increase in revenues came from our operations in North America, which had an increase of 23% in revenues year-over-year and was attributed primarily to a $5.1 million increase in revenues from our publications, which includes the Travelzoo website, the Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Local Deals e-mail alert service. $3.3 million of the increase in revenues came from our operations in Europe, which had an increase of 53% in revenues year-over-year, and was attributed primarily to a $3.3 million increase in revenue from our publications, which includes the Travelzoo website, the Top 20 e-mail newsletter, the Newsflash e-mail alert service and the Local Deals e-mail alert service. In local currency terms, revenues from our operations in Europe increased 49% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended March 31, 2011 would have been approximately $131,000 lower than reported revenues of $9.4 million.
     For the three months ended March 31, 2011 and March 31, 2010, none of our customers accounted for 10% or more of our revenue.
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
     Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. We increased advertising rates on select listings in the U.S. on January 1, 2011 and 2010 due in part to the increase in the reach of our publications. We increased advertising rates on select listings in Europe on November 1, 2010, May 1, 2010, and January 1, 2010 due in part to the increase in the reach of our publications. In the U.S. and Europe, we were not able to increase advertising rates on all listings in 2011 and 2010 due to intense competition in our industry. We intend to continue reviewing advertising rates and considering increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.
     Average annualized revenue per employee decreased to $499,000 for the three months ended March 31, 2011 from $568,000 for the three months ended March 31, 2010.

Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees associated with vouchers we sell, and salary expenses associated with network operations staff. Our cost of revenues increased to $2.4 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010. As a percentage of revenue, cost of revenues increased to 6.5% for the three months ended March 31, 2011 from 5.8% for the three months ended March 31, 2010. The $766,000 increase in cost of revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a $383,000 increase in credit card fees, a $205,000 increase in payments made to third-party partners of the Travelzoo Network, and a $91,000 increase in professional services expense.
Operating Expenses
     Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $16.2 million for the three months ended March 31, 2011 from $15.0 million for the three months ended March 31, 2010. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness for Travelzoo and Fly.com. The $1.2 million increase in sales and marketing expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a $1.5 million increase in salary and employee related expenses due in part to an increase in headcount, offset by a $148,00 decrease in subscriber acquisition expense and a $146,000 decrease in advertising to acquire traffic to our websites. For the three months ended March 31, 2011 and 2010, advertising expenses accounted for 53% and 59%, respectively, of total sales and marketing expenses.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $8.4 million for the three months ended March 31, 2011 from $6.7 million for the three months ended March 31, 2010. The $1.7 million increase in general and administrative expenses was primarily due to a $575,000 increase in professional services expense, a $520,000 increase in rent, office and insurance expense and a $271,000 increase in salary and employee related expenses.
     In the three months ended March 31, 2011 and 2010, the Company recorded expenses of $23,000 and $2,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
     Settlement with State of Delaware
     On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to a previously-announced unclaimed property review. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation following a 2002 merger, as previously disclosed in the company’s report on Form 10-K. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were issuable only to persons who establish their eligibility as shareholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. Under the terms of the agreement, the Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims. The $20.0 million payment was recorded as an expense in the three months ended March 31, 2011.
Subscriber Acquisition
     The table set forth below provides for each quarter in 2009, 2010, and the first quarter of 2011, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: The quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.

•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.

•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.

•	Balance: The number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.
North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Q2 2010	$1.62	719,777	(492,527)	14,050,004
Q3 2010	$1.60	804,892	(689,727)	14,165,169
Q4 2010	$1.14	540,703	(432,071)	14,273,801
Q1 2011	$1.74	879,185	(334,491)	14,818,495

Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
Q2 2010	$4.31	400,549	(116,273)	4,246,169
Q3 2010	$2.90	423,310	(144,895)	4,524,584
Q4 2010	$3.30	310,378	(220,941)	4,614,021
Q1 2011	$3.14	629,720	(118,382)	5,125,359
     In North America, we noted a trend of decreasing average cost per acquisition of a new subscriber (“CPA”) in 2009 after a period of increasing CPA and a decrease in CPA in the second, third quarters and fourth quarter of 2010 from the first quarter of 2010. We do not consider the decreases in CPA to be indicative of a longer-term trend or to indicate that our CPA is likely to stay at this level or is likely to decrease further.
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
Segment Information
     We have presented the business segments in this report based on our organizational structure as of March 31, 2011.
North America

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net revenues	$27,618	$22,396
Income from operations	9,252	6,110
Income from operations as a % of revenues	33.5%	27.3%
     In North America, revenues increased $5.2 million, or 23%, for the three months ended March 31, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expense remain unchanged at $10.3 million, or 37% and 46% of revenue, for the three months ended March 31, 2011 and 2010. General and administrative expenses increased to $6.0 million, or 22% of revenue, for the three months ended March 31, 2011 from $4.6 million, or 21% of revenue, for the three months ended March 31, 2010. The $1.3 million increase in general and administrative expense was primarily due to a $440,000 increase in professional services expense, a $374,000 increase in salary and employee related expenses and a $267,000 increase in rent, office and insurance expense. Income from operations for North America as a percentage of revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 increased to 33.5% from 27.3%.
Europe

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net revenues	$9,448	$6,160
Income (loss) from operations	741	(951)
Income (loss) from operations as a % of revenues	7.8%	(15.4)%

     In Europe, revenues increased $3.3 million, or 53%, for the three months ended March 31, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expenses increased to $5.8 million, or 62% of revenue, for the three months ended March 31, 2011 from $4.7 million, or 77% of revenue, for the three months ended March 31, 2010. The $1.1 million increase in sales and marketing expense was primarily due to a $593,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $228,000 increase in advertising to acquire new subscribers for our e-mail products, and a $214,000 increase in advertising to acquire traffic to our websites. General and administrative expenses increased to $2.5 million, or 27% of revenue, for the three months ended March 31, 2011 from $2.1 million, or 34% of revenue, for the three months ended March 31, 2010. The $437,000 increase in general and administrative expenses was primarily due to a $253,000 increase in rent, office and insurance expense and a $135,000 increase in professional services expense. Our income from operations in Europe was $741,000 for the three months ended March 31, 2011 compared to a loss from operations of $951,000 for the three months ended March 31, 2010. The weakening of the U.S. dollar relative to the British Pound Sterling had a favorable impact on the income from our operations in Europe. Had foreign exchange rates remained constant in these periods, the income from our operations in Europe for the three months ended March 31, 2011 would have been approximately $75,000 lower.
Income Taxes
     Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. We recorded income tax provisions of $4.0 million and $2.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, our effective tax rates were (40%) and 50%, respectively. For the three months ended March 31, 2011, the $20.0 million expense for the settlement with the State of Delaware was treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.
     We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal and certain state tax examinations for years before 2006 and are no longer subject to California tax examinations for years before 2005.
Liquidity and Capital Resources
     As of March 31, 2011, we had $51.7 million in cash and cash equivalents. Cash and cash equivalents increased from $41.2 million as of December 31, 2010 primarily as a result of cash provided by operating activities as explained below. As discussed above, on April 27, 2011, we made a $20.0 million payment to the State of Delaware related to the settlement of an unclaimed property review. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$10,662	$9,767
Net cash used in investing activities	(699)	(396)
Net cash provided by financing activities	308	1,073
Effect of exchange rate changes on cash and cash equivalents	243	(95)

Net increase in cash and cash equivalents	$10,514	$10,349

     Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2011 increased by $895,000 compared to the three months ended March 31, 2010. We had a $20.0 million increase in accrued settlement with the State of Delaware and the increase in accounts payable and accrued expenses for the three months ended March 31, 2011 was $3.4 million and $2.2 million higher, respectively, compared to the same period in 2010. The impact of these changes were offset by a $16.4 million decrease in net income as we incurred a net loss of $14.0 million for the three months ended March 31, 2011 compared to net income of $2.5 million for the three months ended March 31, 2010, there was a $5.8 million lower reduction in income taxes receivable for the three months ended March 31, 2011 compared to the same period in 2010 and the increase in accounts receivable for the three months ended March 31, 2011 was $597,000 higher compared to the same period in 2010.

     Net cash used in investing activities was $699,000 for the three months ended March 31, 2011 compared to $396,000 for the three months ended March 31, 2010. The $303,000 increase in cash used in investing activities was due primarily to a $303,000 increase in purchases of property and equipment.
     Net cash provided by financing activities was $308,000 for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash provided by financing activities was due to proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options. For the three months ended March 31, 2010, net cash provided by financing activities was due to proceeds received from sale of our Asia Pacific business segment.
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
     The following summarizes our principal contractual commitments as of March 31, 2011 (in thousands):

	2011	2012	2013	2014	2015	2016	Total
Operating leases	$2,957	$2,968	$2,366	$603	$442	$147	$9,483
Purchase obligations	1,581	500	14	—	—	—	2,095

Total commitments	$4,538	$3,468	$2,380	$603	$442	$147	$11,578

     We also have contingencies related to net unrecognized tax benefits of approximately $1.5 million as of March 31, 2011, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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

     We launched the Travelzoo business in the U.K. in 2005, in Canada in 2006, in Germany in 2006, in France in 2007, and in Spain in 2008. We began developing and offering entertainment content and related advertising services in 2008. We launched Fly.com in February 2009. We launched Local Deals in August 2010.
Recent Accounting Standards
     In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. Effective for us January 1, 2011, we adopted this new accounting standard. The adoption of this new accounting standard did not have an impact on our consolidated results of operations or financial condition.
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
     For the three months ended March 31, 2011, we incurred a net loss of $14.0 million. In the year ended December 31, 2010, we generated a net income of $13.2 million. Although we were profitable in 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Although our operations in Europe generated an operating profit of $741,000 for the three months ended March 31, 2011, there is no assurance that our operations in Europe will generate an operating income in the future. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     During the three months ended March 31, 2011, our cash and cash equivalents increased by $10.5 million to $51.7 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
We are subject to payments-related risks
     We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations
Risks Related to Our Markets and Strategy
Our international expansion is expected to result in substantial operating losses, and is subject to other material risks.
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France.
     Although our revenues in Europe increased 53% in the three months ended March 31, 2011 from the same period last year and our operations in Europe generated a profit of $741,000 for the three months ending March 31, 2011, our operations in Europe incurred losses of $951,00 in the three months ended March 31, 2010 and incurred losses of $1.8 million for the year ended December 31, 2010, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
     If we incur losses from our operations in Europe in the future, these losses may not have any recognizable tax benefit. We expect that this will have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2011, we had 296 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Our operations may be adversely affected by changes in our senior management.
     Effective July 1, 2010, Mr. Loughlin became the Company’s Chief Executive Officer replacing Holger Bartel. Mr. Loughlin served as the Company’s Vice President of Business Development from 2001 to 2005 and served as the Company’s Senior Vice President and General Manager, Travelzoo U.K. from 2005 to 2006. From 2006 to June 30, 2010, Mr. Loughlin served as the Company’s Executive Vice President, Europe. Mr. Loughlin has extensive familiarity with the business and operations of the Company. However, there can be no assurances that these changes in the senior management of the Company will not have an adverse effect on the business of the Company, temporarily or otherwise.
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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended April 29, 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from $11.68 to $101. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of May 1, 2011, approximately 62.6% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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
     Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $106,000 foreign exchange loss for the three month periods ended March 31, 2011.
Item 4. Controls and Procedures
     For the period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.
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

Date: May 10, 2011