Form 10-Q
period 2011-06-30
TRAVELZOO INC
filed 2011-08-04
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to       .
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Travelzoo common stock outstanding as of August 4, 2011 was 16,461,553 shares.

TRAVELZOO INC.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II—OTHER INFORMATION
Item 1A. Risk Factors	32
Item 6. Exhibits	32
Signature	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$40,086	$41,184
Accounts receivable, less allowance for doubtful accounts of $400 and $386 as of June 30, 2011 and December 31, 2010, respectively	15,936	13,290
Income tax receivable	2,922	264
Deposits	206	129
Prepaid expenses and other current assets	1,625	1,489
Deferred tax assets	1,411	1,411

Total current assets	62,186	57,767
Deposits, less current portion	869	279
Deferred tax assets, less current portion	349	349
Restricted cash	3,126	3,124
Property and equipment, net	3,374	3,425
Intangible assets, net	881	1,058

Total assets	$70,785	$66,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,665	$9,931
Accrued expenses	13,384	6,080
Deferred revenue	1,441	1,325
Income tax payable	146	650
Deferred rent	212	218

Total current liabilities	30,848	18,204

Deferred tax liabilities — long-term	160	—
Long-term tax liabilities	1,478	1,449
Deferred rent, less current portion	560	460
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,462 and 16,444 shares issued and outstanding as of June 30, 2011 and December 31, 2010)	165	164
Additional paid-in capital	7,281	6,598
Retained earnings	31,128	40,165
Accumulated other comprehensive loss	(835)	(1,038)

Total stockholders’ equity	37,739	45,889

Total liabilities and stockholders’ equity	$70,785	$66,002

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$37,565	$28,106	$74,525	$56,624
Cost of revenues	2,499	1,616	4,918	3,270

Gross profit	35,066	26,490	69,607	53,354

Operating expenses:
Sales and marketing	19,137	14,049	35,291	29,041
General and administrative	8,301	6,505	16,695	13,217
Settlement with State of Delaware	—	—	20,000	—

Total operating expenses	27,438	20,554	71,986	42,258

Income (loss) from operations	7,628	5,936	(2,379)	11,096
Other income and expense:
Interest income and other income	43	45	75	87
Gain (loss) on foreign currency	(1)	—	29	(209)

Income (loss) before income taxes	7,670	5,981	(2,275)	10,974
Income taxes	2,752	2,734	6,762	5,253

Net income (loss)	$4,918	$3,247	$(9,037)	$5,721

Basic net income (loss) per share	$0.30	$0.20	$(0.55)	$0.35
Diluted net income (loss) per share	$0.30	$0.20	$(0.55)	$0.35
Shares used in computing basic net income (loss) per share	16,462	16,444	16,456	16,444
Shares used in computing diluted net income (loss) per share	16,585	16,453	16,456	16,452
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(9,037)	$5,721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,309	1,147
Deferred income tax	160	—
Stock-based compensation	375	375
Provision for losses on accounts receivable	43	(1)
Tax benefit of stock option exercise	(268)	—
Net foreign currency effect	(29)	209
Changes in operating assets and liabilities:
Accounts receivable	(2,456)	(2,568)
Deposits	(660)	(85)
Income tax receivable	(2,390)	5,264
Prepaid expenses and other current assets	(117)	(40)
Accounts payable	5,600	(269)
Accrued expenses	7,185	1,657
Deferred revenue	98	220
Deferred rent	95	34
Income tax payable	(519)	357
Other non-current liabilities	29	28

Net cash provided by (used in) operating activities	(582)	12,049

Cash flows from investing activities:
Purchases of property and equipment	(1,056)	(751)

Net cash used in investing activities	(1,056)	(751)

Cash flows from financing activities:
Proceeds from exercise of stock options	40	—
Tax benefit of stock option exercise	268	—
Proceeds from sale of Asia Pacific business segment	—	1,073

Net cash provided by financing activities	308	1,073

Effect of exchange rate changes on cash and cash equivalents	232	(272)

Net increase (decrease) in cash and cash equivalents	(1,098)	12,099
Cash and cash equivalents at beginning of period	41,184	19,776

Cash and cash equivalents at end of period	$40,086	$31,875

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$9,476	$(368)
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: The Company and Basis of Presentation
     Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 23 million subscribers in North Americ, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc.
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
     Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers.
     Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 51.6% of the outstanding shares as of August 1, 2011.
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
     The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period, and the Company makes no representations related thereto.
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

     In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc in exchange for each outstanding share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2011, there were 16,461,553 shares of common stock outstanding.
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
     The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $77,000 for these cash payments for the three months ended June 30, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares had not submitted claims under the program as of June 30, 2011.

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
     During the third quarter of 2010, the Company started selling vouchers for deals from local businesses such as spas and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. The Company applies a return allowance for potential voucher refunds based on historical experience.

Note 3: Recent Accounting Standards
     In October 2009, the FASB issued ASU 2009-13, a new accounting standard update for revenue recognition with multiple deliverables. The new accounting standard update defines when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The update primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the update also expands the disclosure requirements for revenue recognition. Effective January 1, 2011, the Company adopted this new accounting standard. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations and financial condition.
     In May 2011, the FASB issued ASU 2010-06, a new accounting standard, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this new accounting standard on January 1, 2012 and is currently assessing the future impact of this new accounting standard on the Company’s consolidated results of operations and financial condition.
     In June 2011, the FASB issued ASU 2011-05, a new accounting standard update, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this new standard effective January 1, 2012 and does not expect the adoption of this new accounting standard will have a material impact on the Company’s consolidated results of operations and financial condition.
Note 4: Financial Instruments
     At June 30, 2011, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.3 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at June 30, 2011 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$9,141	$9,141	$—	$—

Total	$9,141	$9,141	$—	$—

     There have been no changes in level 2 and level 3 investments for the period ending June 30, 2011.
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
     As of June 30, 2011 and December 31, 2010, our capitalized internal-use software and website development costs, net of accumulated amortization, were $245,000 and $465,000, respectively. For the three months ended June 30, 2011 and 2010, the Company recorded amortization of capitalized internal-use software and website development costs of $110,000 for each of these periods. For the six months ended June 30, 2011 and 2010, the Company recorded amortization of capitalized internal-use software and websites development costs of $220,000 for each of these periods.
Note 6: Intangible Assets
     Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Internet domain names	$2,117	$2,117
Less accumulated amortization	1,236	1,059

Total	$881	$1,058

     Intangible assets have a useful life of 5 years. For the three months ended June 30, 2011 and 2010, amortization expense was $88,000 for each period. For the six months ended June 30, 2011 and 2010, amortization expense was $177,000 for each period.
     Future expected amortization expense related to intangible assets at June 30, 2011 is as follows (in thousands):

2011	177
2012	352
2013	352

Total	$881

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
     The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $400,000 and $386,000 at June 30, 2011 and December 31, 2010, respectively.
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
     In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of June 30, 2011, none of the options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2011 and 2010 was $187,000 for each period. Total stock-based compensation for the six months ended June 30, 2011 and 2010 was $375,000 for each period.

     As of June 30, 2011, there was approximately $2.2 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.0 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
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
     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss)	$4,918	$3,247	$(9,037)	$5,721
Weighted average common shares	16,462	16,444	16,456	16,444

Basic net income (loss) per share	$0.30	$0.20	$(0.55)	$0.35

Diluted net income (loss) per share:
Net income (loss)	$4,918	$3,247	$(9,037)	$5,721

Weighted average common shares	16,462	16,444	16,456	16,444
Effect of dilutive securities: stock options	123	9	—	8

Diluted weighted average common shares	16,585	16,453	16,456	16,452

Diluted net income (loss) per share	$0.30	$0.20	$(0.55)	$0.35

     All dilutive options outstanding as of June 30, 2011 and 2010 were included in the computation of diluted net income (loss) per share for the three months.
     For the six months ended June 30, 2011, options to purchase approximately 300,000 shares of common stock were not included in the calculation of net loss per share because the effect would have been anti-dilutive.
     For the six months ended June 30, 2010, options to purchase approximately 300,000 shares of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation because the effect would have been anti-dilutive.
Note 10: Commitments and Contingencies
     The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2011 and January 31, 2014. The future minimum lease payments under these operating leases as of June 30, 2011 total $10.6 million. The future lease payments consist of $2,168,000 due in 2011, $3,482,000 due in 2012, $2,716,000 due in 2013, $964,000 due in 2014, and $814,000 due in 2015 and $466,000 in 2016.
     As discussed above under Note 1, the Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $77,000 for these cash payments for the three months ended June 30, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above in Note 1, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares had not submitted claims under the program as of June 30, 2011.
Note 11: Income Taxes
     In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the six months ended June 30, 2011, our effective tax rate was (297%). For the six months ended June 30, 2011, the $20.0 million expense for the settlement with the State of Delaware was treated as having no recognizable tax benefits.
     At June 30, 2011 the Company had approximately $1.5 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $156,000 which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.2 million which if recognized, would be recorded in discontinued operations.
     The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had approximately $112,000 and $83,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2006 and is subject to California tax examinations for years after 2005.
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
     The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	North
Three months ended June 30, 2011:	America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$27,588	$9,977	$—	$—	$37,565
Intersegment revenues	112	57	—	(169)	—

Total net revenues	27,700	10,034	—	(169)	37,565

Operating income	6,542	1,086	—	—	7,628

	North
Three months ended June 30, 2010:	America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$22,153	$5,953	$—	$—	$28,106
Intersegment revenues	42	55	—	(97)	—

Total net revenues	22,195	6,008	—	(97)	28,106

Operating income (loss)	6,743	(808)	—	1	5,936

	North
Six months ended June 30, 2011:	America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$55,105	$19,420	$—	$—	$74,525
Intersegment revenues	213	61	—	(274)	—

Total net revenues	55,318	19,481	—	(274)	74,525

Operating income (loss)	15,794	1,827	(20,000)	—	(2,379)

(a)	Amount represents settlement of State of Delaware unclaimed property review

	North
Six months ended June 30, 2010:	America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$44,520	$12,104	$—	$—	$56,624
Intersegment revenues	71	65	—	(136)	—

Total net revenues	44,591	12,169	—	(136)	56,624

Operating income (loss)	12,853	(1,758)	—	1	11,096

	North
As of June 30, 2011:	America	Europe	Elimination	Consolidated
Long-lived assets	$3,624	$631	$—	$4,255
Total assets	79,669	22,612	(31,496)	70,785

	North
As of December 31, 2010:	America	Europe	Elimination	Consolidated
Long-lived assets	$4,329	$154	$—	$4,483
Total assets	85,658	10,490	(30,146)	66,002
     Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
     For the three and six months ended June 30, 2011 and 2010, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2011 and December 31, 2010, the Company did not have any customers that accounted for 10% or more of accounts receivable.
Note 13: Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains or losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.
The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$4,918	$3,247	$(9,037)	$5,721
Other comprehensive income(loss):
Foreign currency translation adjustments	$(18)	$(184)	$203	$(58)

Total comprehensive income (loss)	$4,900	$3,063	$(8,834)	$5,663

Note 14: Related Party Transaction
     In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the quarter ended June 30, 2011 totaled approximately $104,000.
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
Overview
     Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 23 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc.
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
     On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers. More than 2,000 companies use our services, including American Airlines, Avis Rent A Car, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels and Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Virgin Atlantic.
     Our revenues are primarily advertising revenues, consisting principally of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals advertisers are typically for the period of the voucher redemption period.
     We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the quarter ended June 30, 2011, European operations were 27% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
     Revenue from the sale of vouchers through our Local Deals service is reported on a net basis as the Company is acting as an agent in these transactions. The Company applies a return allowance for potential voucher refunds based on its historical experience.
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
Results of Operations
     The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	6.7	5.7	6.6	5.8

Gross profit	93.3	94.3	93.4	94.2

Operating expenses:
Sales and marketing	50.9	50.0	47.4	51.3
General and administrative	22.1	23.1	22.4	23.3
Settlement with State of
Delaware	—	—	26.8	—

Total operating expenses	73.0	73.1	96.6	74.6
Income (loss) from operations	20.3	21.2	(3.2)	19.6
Other income and expenses, net	0.1	0.1	0.1	(0.2)

Income (loss) before income taxes	20.4	21.3	(3.1)	19.4
Income taxes	7.3	9.7	9.1	9.3

Net income (loss)	13.1%	11.6%	(12.2)%	10.1%

     For the three months ended June 30, 2011, we reported income from operations of approximately $7.6 million. Our operating margin decreased to 20.3% for the three months ended June 30, 2011 compared to 21.2% for the same period last year. The main reason for the decrease in operating margin is our cost of revenue as a percentage of revenues for the three months ended June 30, 2011 increased compared to the three months ended June 30, 2010 (see “Cost of Revenue” below).
     For the six months ended June 30, 2011, we reported loss from operations of approximately $2.4 million, which included a non-recurring expense item of $20.0 million related to the settlement of the State of Delaware unclaimed property review. Our operating margin decreased to 3.2% for the six months ended June 30, 2011 compared to 19.6% for the same period last year. The main reasons for the decrease in operating margin is the non-recurring $20.0 million expense related to the settlement of the State of Delaware unclaimed property review
     We do not know what our sales and marketing expenses as a percentage of revenues will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. Increases in the average cost of acquiring new subscribers (see “Subscriber Acquisition” below) may result in an increase of sales and marketing expenses as a percentage of revenues. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model in selected foreign markets (see “Growth Strategy” below) may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
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
Reach
     The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of June 30, 2011 and 2010 and the total number of page views for the homepages of the Travelzoo websites in North America and Europe for the six months ended June 30, 2011 and 2010. Management considers the page views for the Travelzoo homepages as indicators for the growth of website traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	June 30,		Year-over-Year
	2011	2010	Change
Subscribers:
North America Travelzoo Top 20	14,482,000	13,452,000	8%
Newsflash	13,010,000	11,778,000	10%
Europe Travelzoo Top 20	5,272,000	4,137,000	27%
Newsflash	5,225,000	4,064,000	29%

	Six Months Ended June 30,		Year-over-Year
	2011	2010	Change*
Page views of homepages of Travelzoo websites:
North America	20,482,000	20,611,000	(1)%
Europe	11,687,000	8,617,000	36%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.
     In North America, revenues for the six months ended June 30, 2011 increased by 24% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of June 30, 2011 increased by 8% compared to June 30, 2010 and page views of the homepages of the Travelzoo websites in North America for the six months ended June 30, 2011 decreased by 1% from the same period last year. In North America, revenues increased at a higher rate of growth than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter, despite the decline in page views of the homepages of the Travelzoo websites in North America, primarily due to our Local Deals service.
     In Europe, revenues for the six months ended June 30, 2011 increased by 60% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of June 30, 2011 increased by 27% compared to June 30, 2010 and page views of the homepages of the Travelzoo websites in Europe increased by 36% from the same period last year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo websites in Europe due in part to increases in our advertising rates.
Revenues
     Our total revenues increased to $37.6 million for the three months ended June 30, 2011 from $28.1 million for the three months ended June 30, 2010. This represents an increase of $9.5 million or 34%. Revenue from our operations in North America increased by $5.2 million, or 25% year-over-year, which was primarily due to a $5.3 million increase in revenues from our publications, including the Travelzoo website, the Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Local Deals e-mail alert service. Revenue from our operations in Europe increased by $4.0 million, or 67% year-over-year, which was attributed primarily to a $3.7 million increase in revenue from our publications, including the Travelzoo website, the Top 20 e-mail newsletter, the Newsflash e-mail alert service and the Local Deals e-mail alert service. In local currency terms, revenues from our operations in Europe increased 53% year-over-year. The strengthening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended June 30, 2011 would have been approximately $958,000 lower than reported revenues of $10.0 million.

     Our total revenues increased to $74.5 million for the six months ended June 30, 2011 from $56.6 million for the six months ended June 30, 2010. This represents an increase of $17.9 million or 32%. $10.7 million of the increase in revenues came from our operations in North America and was attributed primarily to a $10.5 million increase in revenues from our publications, which includes the Travelzoo websites, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and the Local Deals e-mail alert service. $7.2 million of the increase in revenues came from our operations in Europe, which had an increase of 60% in revenues year-over-year, and was attributed primarily to a $7.0 million increase in revenue from our publications, which includes the Travelzoo websites, the Top 20 e-mail newsletter. In local currency terms, revenues from our operations in Europe increased 51% year-over-year. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the six months ended June 30, 2010 would have been approximately $1.1 million lower than reported revenues of $19.5 million.
     For the three and six months ended June 30, 2011 and June 30, 2010, none of our customers accounted for 10% or more of our revenue.
     Management believes that our ability to increase revenues in the future depends mainly on the following factors:
•	Our ability to increase our advertising rates;
•	Our ability to sell more advertising to existing clients;
•	Our ability to increase the number of clients;
•	Our ability to develop new revenue streams;
•	Our ability to launch new products; and
•	Our ability to attract and retain merchants who offer compelling deals on their services and our ability to sell vouchers for these deals to consumers.
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
     Our goal is to increase our advertising rates at least once a year in each market, preferably as of January 1 of each year. We increased advertising rates on select listings in the U.S. on January 1, 2011 and 2010 due in part to the increase in the reach of our publications. We increased advertising rates on select listings in Europe on April 25, 2011, November 1, 2010, May 1, 2010, and January 1, 2010 due in part to the increase in the reach of our publications. In the U.S. and Europe, we decided not to increase advertising rates on all listings in 2011 and 2010 due to intense competition in our industry. We intend to continue reviewing advertising rates and considering increases once a year as of January 1. However, there is no assurance that we will increase our advertising rates. Depending on the level of competition in the industry and the condition of the online advertising market, we may decide not to increase our advertising rates in all or certain markets.
     Average annualized revenue per employee decreased to $438,000 for the three months ended June 30, 2011 from $541,000 for the three months ended June 30, 2010.
Cost of Revenues
     Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Our cost of revenues increased to $2.5 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010. As a percentage of revenue, cost of revenues increased to 6.7% for the three months ended June 30, 2011 from 5.7% for the three months ended June 30, 2010. The $883,000 increase in cost of revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a $263,000 increase in credit card fees, a $226,000 increase in payments made to third-party partners of the Travelzoo Network, and a

$148,000 increase in professional services expense.
     Our cost of revenues increased to $4.9 million for the six months ended June 30, 2011 from $3.3 million for the six months ended June 30, 2010. As a percentage of revenue, cost of revenues increased to 6.6% for the six months ended June 30, 2011 from 5.8% for the six months ended June 30, 2010. The $1.6 million increase in cost of revenues for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a $646,000 increase in credit card fees, a $430,000 increase in payments made to third-party partners of the Travelzoo Network, and a $240,000 increase in professional services expense.
Operating Expenses
Sales and Marketing
     Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $19.1 million for the three months ended June 30, 2011 from $14.0 million for the three months ended June 30, 2010. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness for Travelzoo and Fly.com. The $5.1 million increase in sales and marketing expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a $2.6 million increase in salary and employee related expenses due primarily to an increase in headcount, a $2.0 million dollar increase in television advertising expense and a $989,000 increase in advertising to acquire traffic to our Travelzoo website, offset by $671,000 decrease in marketing expense for Fly.com and a $424,00 decrease in subscriber acquisition expense. For the three months ended June 30, 2011 and 2010, advertising expenses accounted for 54% and 61%, respectively, of total sales and marketing expenses.
     Sales and marketing expenses increased to $35.3 million for the six months ended June 30, 2011 from $29.0 million for the six months ended June 30, 2010. The $6.3 million increase in sales and marketing expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a $4.1 million increase in salary and employee related expenses due primarily to an increase in headcount, a $2.0 million dollar increase in television advertising expense and a $842,000 increase in advertising to acquire traffic to our Travelzoo website, offset by a $741,000 decrease in marketing expenses for Fly.com, and a $573,000 decrease in subscriber acquisition expense. For the six months ended June 30, 2011 and 2010, advertising expenses accounted for 53% and 60%, respectively, of total sales and marketing expenses.
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
     General and Administrative
     General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $8.3 million for the three months ended June 30, 2011 from $6.5 million for the three months ended June 30, 2010. The $1.8 million increase in general and administrative expenses was primarily due to a $725,000 increase in salary and employee related expenses, a $519,000 increase in rent, office and insurance expense and a $356,000 increase in professional services expense.
     General and administrative expenses increased to $16.7 million for the six months ended June 30, 2011 from $13.2 million for the six months ended June 30, 2010. The $3.5 million increase in general and administrative expenses was primarily due to a $1.0 million increase in rent and office expense, a $995,000 increase in salary and employee related expenses, and a $932,000 increase in professional services expense.

     In the six months ended June 30, 2011 and 2010, the Company recorded expenses of $100,000 and $6,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.
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
Subscriber Acquisition
     The table set forth below provides for each quarter in 2009, 2010, and the first two quarters of 2011, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter and our Newsflash e-mail alert service for our North America and Europe operating segments.
     The table includes the following data:
•	Average Cost per Acquisition of a New Subscriber: The quarterly cost of consumer marketing programs whose purpose was primarily to acquire new subscribers, divided by total new subscribers added during the quarter.
•	New Subscribers: Total new subscribers who signed up for at least one of our e-mail publications throughout the quarter. This is an unduplicated subscriber number, meaning a subscriber who signed up for two or more of our publications is only counted once.
•	Subscribers Removed From List: Subscribers who were removed from our lists throughout the quarter either as a result of their requesting removal, or based on periodic list maintenance after we determined that the e-mail address was likely no longer valid.
•	Balance: The number of subscribers at the end of the quarter, computed by taking the previous quarter’s subscriber balance, adding new subscribers during the current quarter, and subtracting subscribers removed from list during the current quarter.
North America:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Q2 2010	$1.62	719,777	(492,527)	14,050,004
Q3 2010	$1.60	804,892	(689,727)	14,165,169
Q4 2010	$1.14	540,703	(432,071)	14,273,801
Q1 2011	$1.74	879,185	(334,491)	14,818,495
Q2 2011	$1.16	826,846	(378,548)	15,266,793

Europe:

	Average Cost per		Subscribers
	Acquisition of a	New	Removed
Period	New Subscriber	Subscribers	From List	Balance
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
Q2 2010	$4.31	400,549	(116,273)	4,246,169
Q3 2010	$2.90	423,310	(144,895)	4,524,584
Q4 2010	$3.30	310,378	(220,941)	4,614,021
Q1 2011	$3.14	629,720	(118,382)	5,125,359
Q2 2011	$2.26	438,720	(98,048)	5,466,031
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
Segment Information
     We have presented the business segments in this report based on our organizational structure as of June 30, 2011.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net revenues	$27,700	$22,195	$55,318	$44,591
Income from operations	6,542	6,743	15,794	12,854
Income from operations as a % of revenues	23.6%	30.4%	28.6%	28.8%
     In North America, revenues increased $5.5 million, or 25%, for the three months ended June 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expense increased to $13.4 million, or 48% of revenue, for the three months ended June 30, 2011 from $9.5 million, or 43% of revenue for the three months ended June 30, 2010. The $3.9 million increase in sales and marketing expense was primarily due to a $2.0 million dollar increase in television advertising expense, a $1.5 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $545,000 increase in advertising to acquire traffic to our websites, offset by $591,000 decrease in marketing expense for Fly.com. General and administrative expenses increased to $5.8 million, or 21% of revenue, for the three months ended June 30, 2011 from $4.6 million, or 21% of revenue, for the three months ended June 30,

2010. The $1.2 million increase in general and administrative expense was primarily due to a $492,000 increase in salary and employee related expenses, a $338,000 increase in rent, office and insurance expense and a $298,000 increase in professional services expense. Income from operations for North America as a percentage of revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 decreased to 23.6% from 30.4%.
     In North America, revenues increased $10.7 million, or 24%, for the six months ended June 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expense increased to $23.7 million, or 43% of revenue, for the six months ended June 30, 2011 from $19.8 million, or 44% of revenue, for the six months ended June 30, 2010. The $3.9 million increase in sales and marketing expense was primarily due to a $2.4 million increase in salary and employee related expenses due primarily to an increase in headcount, a $2.0 million dollar increase in television advertising expense, offset by a $741,000 decrease in marketing expenses for Fly.com, and a $523,000 decrease in subscriber acquisition expense. General and administrative expenses increased to $11.7 million, or 21% of revenue, for the six months ended June 30, 2011 from $9.2 million, or 21% of revenue, for the six months ended June 30, 2010. The $2.5 million increase in general and administrative expense was primarily due to a $866,000 increase in salary and employee related expenses due in part to an increase in headcount, a $738,000 increase in professional services expense and a $605,000 increase in rent, office and insurance expenses. Income from operations for North America as a percentage of revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 decreased to 28.6% from 28.8%.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net revenues	$10,034	$6,008	$19,481	$12,169
Income (loss) from operations	1,086	(808)	1,827	(1,757)
Income (loss) from operations as a % of revenues	10.8%	(13.4)%	9.4%	(14.4)%
     In Europe, revenues increased $4.0 million, or 67%, for the three months ended June 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expenses increased to $5.8 million, or 58% of revenue, for the three months ended June 30, 2011 from $4.5 million, or 75% of revenue, for the three months ended June 30, 2010. The $1.3 million increase in sales and marketing expense was primarily due to a $1.1 million increase in salary and employee related expenses due primarily to an increase in headcount, a $444,000 increase in advertising to acquire traffic to our websites, offset by a $277,000 decrease in subscriber acquisition expense. General and administrative expenses increased to $2.7 million, or 27% of revenue, for the three months ended June 30, 2011 from $2.0 million, or 33% of revenue, for the three months ended June 30, 2010. The $673,000 increase in general and administrative expenses was primarily due to a $233,000 increase in salary and employee related expenses due in part to an increase in headcount and a $181,000 increase in rent, office and insurance expense. Our income from operations in Europe was $1.1 million for the three months ended June 30, 2011 compared to a loss from operations of $808,000 for the three months ended June 30, 2010. The weakening of the U.S. dollar relative to the British Pound Sterling had a favorable impact on the income from our operations in Europe. Had foreign exchange rates remained constant in these periods, the income from our operations in Europe for the three months ended June 30, 2011 would have been approximately $52,000 lower.
     In Europe, revenues increased $7.3 million, or 60%, for the six months ended June 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expenses increased to $11.6 million, or 60% of revenue, for the six months ended June 30, 2011 from $9.3 million, or 76% of revenue, for the six months ended June 30, 2010. The $2.3 million increase in sales and marketing expense was primarily due to a $1.7 million increase in salary and employee related expenses due primarily to an increase in headcount and a $658,000 increase in advertising to acquire traffic to our websites. General and administrative expenses increased to $5.2 million, or 27% of revenue, for the six months ended June 30, 2010 from $4.1 million, or 34% of revenue, for the six months ended June 30, 2010. The $1.1 million increase in general and administrative expense was primarily due to a $434,000 increase in rent and office expense, a $194,000 increase in professional services expenses and a $130,000 increase in salary and employee related expenses. Our income from operations in Europe was $1.8 million for the six months ended June 30, 2011 compared to a loss of $1.8 million for the six months ended June 30, 2010. Had foreign exchange rates remained constant in these periods, the income from our operations in Europe for the six months ended June 30, 2011 would have been approximately $128,000 lower.

Income Taxes
     Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. We recorded income tax provisions of $2.8 million and $2.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively. For the three months ended June 30, 2011 and 2010, our effective tax rates were 36% and 46%, respectively. We recorded income tax provisions of $6.8 million and $5.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. For the six months ended June 30, 2011 and 2010, our effective tax rates were (297)% and 48%, respectively. For the six months ended June 30, 2011, the $20.0 million expense for the settlement with the State of Delaware was treated as having no recognizable tax benefit.
     We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.
     We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2006 and are subject to California tax examinations for years after 2005.
Liquidity and Capital Resources
     As of June 30, 2011, we had $40.1 million in cash and cash equivalents. Cash and cash equivalents decreased from $41.2 million as of December 31, 2010 primarily as a result of cash used by operating and investing activities as explained below. As discussed above, on April 27, 2011, we made a $20.0 million payment to the State of Delaware related to the settlement of an unclaimed property review. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$(582)	$12,049
Net cash used in investing activities	(1,056)	(751)
Net cash provided by financing activities	308	1,073
Effect of exchange rate changes on cash and cash equivalents	232	(272)

Net increase (decrease) in cash and cash equivalents	$(1,098)	$12,099

     Net cash provided by or used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2011 increased by $12.6 million compared to the six months ended June 30, 2010. The $12.6 million increase in cash used in operating activities was due primarily to a $14.8 million decrease in net income due primarily to a $20.0 million settlement to the State of Delaware related to an unclaimed property review, and a $7.7 million decrease in our income tax receivable, offset by a $11.4 million increase in accounts payable and accrued expenses for the six months ended June 30, 2011 compared to the same period in 2010.
     Net cash used in investing activities was $1.1 million for the six months ended June 30, 2011 compared to $751,000 for the six months ended June 30, 2010. The $305,000 increase in cash used in investing activities was due primarily to a $305,000 increase in purchases of property and equipment.
     Net cash provided by financing activities was $308,000 for the six months ended June 30, 2011 compared to $1.1 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash provided by financing activities was due to proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options. For the six months ended June 30, 2010, net cash provided by financing activities was due to proceeds received from sale of our Asia Pacific business segment.
     Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo and Fly.com brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.8 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.

     Consistent with our growth, we have experienced substantial increases in our cost of revenues, sales and marketing expenses and our general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs for at least the next twelve- months. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
     The following summarizes our principal contractual commitments as of June 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	2016	Total
Operating leases	$2,168	$3,482	$2,716	$964	$814	$466	$10,610
Purchase obligations	1,125	689	14	—	—	—	1,828

Total commitments	$3,293	$4,171	$2,730	$964	$814	$466	$12,438

     We also have contingencies related to net unrecognized tax benefits of approximately $1.5 million as of June 30, 2011. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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
     In May 2011, the FASB issued ASU 2010-06, a new accounting standard, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this new accounting standard on January 1, 2012 and are currently assessing the future impact of this new accounting standard on our consolidated results of operations and financial condition.

     In June 2011, the FASB issued ASU 2011-05, a new accounting standard update, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this new standard effective January 1, 2012 and do not expect the adoption of this new accounting standard will have a material impact on our consolidated results of operations and financial condition.
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
     For the six months ended June 30, 2011, we incurred a net loss of $9.0 million. In the year ended December 31, 2010, we generated a net income of $13.2 million. Although we were profitable in 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Although our operations in Europe generated an operating profit of $1.1 million for the three months ended June 30, 2011, there is no assurance that our operations in Europe will generate an operating income in the future. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
     We may significantly increase our operating expenses related to advertising campaigns for the Travelzoo and Fly.com brands for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new subscribers.
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
     During the six months ended June 30, 2011, our cash and cash equivalents decreased by $1.1 million to $40.1 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
     If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business.
     If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities or bank borrowings, the terms of these arrangements could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.
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
     Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our websites and distribute our e-mail newsletters, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity to protect us against any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
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
We are subject to payments-related risks
     We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations
Risks Related to Our Markets and Strategy
Our international expansion may result in operating losses, and is subject to other material risks.
     In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France.
     Although our revenues in Europe increased 60% in the six months ended June 30, 2011 from the same period last year and our operations in Europe generated a profit of $1.8 million for the six months ending June 30, 2011, our operations in Europe incurred losses of $1.8 million in the six months ended June 30, 2010 and incurred losses of $1.8 million for the year ended December 31, 2010, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
     If we incur losses from our operations in Europe in the future, these losses may not have any recognizable tax benefit. We expect that this would have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:
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
     We believe that continuing to build awareness of the Travelzoo and Fly.com brand names is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brands, incur significant expenses in promoting our brands and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand names, our business could be materially adversely affected.
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
We may not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
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
     Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2011, we had 343 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended July 31, 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from $14.15 to $101. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
     Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of August 1, 2011, approximately 51.6% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.
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

The implementation of the CARD Act and similar state and foreign laws may harm our Local Deals business.
     Vouchers which are issued under our Local Deals may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if the vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the voucher, or the promotional value, which is the add-on value of the voucher in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the voucher was issued; (ii) the voucher’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Purported class actions against other companies have been filed in federal and state court claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. Such developments may materially and adversely affect the profitability or viability of our Local Deals.
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
     Our success depends to a significant degree upon the protection of the Travelzoo brand name. We rely upon a combination of copyright, trade secret and trademark laws, as well as non-disclosure and other contractual arrangements to protect our intellectual property rights. The steps we have taken to protect our proprietary rights, however, may not always succeed in deterring misappropriation of proprietary information.
     We have registered the Travelzoo trademark in the U.S., Australia, Canada, China, Hong Kong, Japan, South Korea, Taiwan, the EU and the U.K. If we are unable to protect our rights in the mark in North America, Europe, and Asia Pacific, where we have licensed the trademark as described above under “overview”, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not always be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.
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
     Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $90,000 foreign exchange loss for the six month periods ended June 30, 2011.
Item 4. Controls and Procedures
     For the period ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
     During the three months ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. Exhibits
     The following table sets forth a list of exhibits:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

Exhibit
Number	Description
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Filed herewith

†	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC. (Registrant)
By:	/s/ GLEN CEREMONY
Glen Ceremony
On behalf of the Registrant and as Chief Financial Officer and Principal Accounting Officer

Date: August 4, 2011