Form 10-Q
period 2011-09-30
TRAVELZOO INC
filed 2011-10-28
CIK 1133311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Travelzoo common stock outstanding as of October 28, 2011 was 15,961,553 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$32,433	$41,184
Accounts receivable, less allowance for doubtful accounts of $313 and $386 as of September 30, 2011 and December 31, 2010, respectively	14,066	13,290
Income tax receivable	2,563	264
Deposits	210	129
Prepaid expenses and other current assets	2,278	1,489
Deferred tax assets	1,362	1,411

Total current assets	52,912	57,767
Deposits, less current portion	753	279
Deferred tax assets, less current portion	349	349
Restricted cash	3,102	3,124
Property and equipment, net	3,519	3,425
Intangible assets, net	792	1,058

Total assets	$61,427	$66,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,177	$9,931
Accrued expenses	11,000	6,080
Deferred revenue	1,587	1,325
Income tax payable	294	650
Deferred rent	108	218

Total current liabilities	30,166	18,204

Deferred tax liabilities—long-term	160	—
Long-term tax liabilities	2,109	1,449
Deferred rent, less current portion	734	460
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,462 shares issued and 15,962 shares outstanding as of September 30, 2011, 16,444 shares issued and outstanding as of December 31, 2010)	160	164
Treasury stock (at cost, 500 shares at September 30, 2011)	(15,119)	—
Additional paid-in capital	7,468	6,598
Retained earnings	37,055	40,165
Accumulated other comprehensive loss	(1,306)	(1,038)

Total stockholders’ equity	28,258	45,889

Total liabilities and stockholders’ equity	$61,427	$66,002

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$38,661	$27,693	$113,186	$84,317
Cost of revenues	4,221	1,742	9,603	5,012

Gross profit	34,440	25,951	103,583	79,305

Operating expenses:
Sales and marketing	16,737	13,630	51,569	42,671
General and administrative	8,478	6,616	25,167	19,833
Settlement with State of Delaware	—	—	20,000	—

Total operating expenses	25,215	20,246	96,736	62,504

Income from operations	9,225	5,705	6,847	16,801
Other income and expense:
Interest income and other income	52	45	128	132
Gain (loss) on foreign currency	(52)	20	(24)	(190)

Income before income taxes	9,225	5,770	6,951	16,743
Income taxes	3,299	2,120	10,061	7,373

Net income (loss)	$5,926	$3,650	$(3,110)	$9,370

Basic net income (loss) per share	$0.36	$0.22	$(0.19)	$0.57
Diluted net income (loss) per share	$0.36	$0.22	$(0.19)	$0.57
Shares used in computing basic net income (loss) per share	16,396	16,444	16,434	16,444
Shares used in computing diluted net income (loss) per share	16,504	16,453	16,434	16,453

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,110)	$9,370
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,054	1,766
Deferred income tax	209	64
Stock-based compensation	562	562
Provision for losses on accounts receivable	(25)	106
Tax benefit of stock option exercise	(268)	—
Net foreign currency effect	24	190
Changes in operating assets and liabilities:
Accounts receivable	(722)	(2,982)
Deposits	(568)	(109)
Income tax receivable	(2,031)	4,280
Prepaid expenses and other current assets	(785)	(278)
Accounts payable	7,454	594
Accrued expenses	4,992	1,416
Deferred revenue	268	348
Deferred rent	179	(20)
Income tax payable	(353)	496
Other non-current liabilities	673	(704)

Net cash provided by operating activities	8,553	15,099

Cash flows from investing activities:
Purchases of property and equipment	(1,902)	(1,142)

Net cash used in investing activities	(1,902)	(1,142)

Cash flows from financing activities:
Proceeds from exercise of stock options	40	—
Tax benefit of stock option exercise	268	—
Repurchase of common stock	(15,124)	—
Proceeds from sale of Asia Pacific business segment	—	1,073

Net cash provided by (used in) financing activities	(14,816)	1,073
Effect of exchange rate changes on cash and cash equivalents	(586)	(89)

Net increase (decrease) in cash and cash equivalents	(8,751)	14,941
Cash and cash equivalents at beginning of period	41,184	19,776

Cash and cash equivalents at end of period	$32,433	$34,717

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$11,572	$3,264

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 24 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc.

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

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.3% of the outstanding shares as of October 28, 2011.

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

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period, and the Company makes no representations related thereto.

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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each outstanding share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2011, there were 15,961,553 shares of common stock outstanding.

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

If additional escheat claims are asserted in the future, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the amount or outcome of any future claims which might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $60,000 for these cash payments for the three months ended September 30, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares had not submitted claims under the program as of September 30, 2011.

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

During the third quarter of 2010, the Company started selling vouchers for deals from local businesses such as spas and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others. At the time revenue is recorded for these voucher sales, we record an allowance for estimated subscriber refunds based on our historical experience. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. Estimated subscriber refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated subscriber refunds that are determined not to be recoverable from the merchant, are presented as a cost of revenue. If our judgments regarding estimated subscriber refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.

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

Note 4: Financial Instruments

At September 30, 2011, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,087	$5,087	$—	$—

Total	$5,087	$5,087	$—	$—

There have been no changes in level 2 and level 3 investments for the period ending September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, our capitalized internal-use software and website development costs, net of accumulated amortization, were $135,000 and $465,000, respectively. For the three months ended September 30, 2011 and 2010, the

Company recorded amortization of capitalized internal-use software and website development costs of $110,000 for each of these periods. For the nine months ended September 30, 2011 and 2010, the Company recorded amortization of capitalized internal-use software and websites development costs of $330,000 for each of these periods.

Note 6: Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Internet domain names	$2,117	$2,117
Less accumulated amortization	1,325	1,059

Total	$792	$1,058

Intangible assets have a useful life of 5 years. For the three months ended September 30, 2011 and 2010, amortization expense was $88,000 for each period. For the nine months ended September 30, 2011 and 2010, amortization expense was $265,000 for each period.

Future expected amortization expense related to intangible assets at September 30, 2011 is as follows (in thousands):

2011	88
2012	352
2013	352

Total	$792

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

The Company maintains an allowance for doubtful accounts based upon its historical experience, the age of the receivable and customer specific information. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The allowance for doubtful accounts was $313,000 and $386,000 at September 30, 2011 and December 31, 2010, respectively.

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

In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of September 30, 2011, 75,000 of the options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2011 and 2010 was $187,000 for each period. Total stock-based compensation for the nine months ended September 30, 2011 and 2010 was $562,000 for each period. As of September 30, 2011, there was approximately $2.1 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.0 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss)	$5,926	$3,650	$(3,110)	$9,370
Weighted average common shares	16,396	16,444	16,434	16,444

Basic net income (loss) per share	$0.36	$0.22	$(0.19)	$0.57

Diluted net income (loss) per share:
Net income (loss)	$5,926	$3,650	$(3,110)	$9,370

Weighted average common shares	16,396	16,444	16,434	16,444
Effect of dilutive securities: stock options	108	9	—	9

Diluted weighted average common shares	16,504	16,453	16,434	16,453

Diluted net income (loss) per share	$0.36	$0.22	$(0.19)	$0.57

All dilutive options outstanding as of September 30, 2011 were included in the computation of diluted net income (loss) per share for the three months.

For the three months ended September 30, 2010, options to purchase approximately 300,000 shares of common stock were not included in the calculation of net loss per share because the effect would have been anti-dilutive.

For the nine months ended September 30, 2011, options to purchase approximately 300,000 shares of common stock were not included in the calculation of net loss per share because the effect would have been anti-dilutive.

For the nine months ended September 30, 2010, options to purchase approximately 300,000 shares of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation because the effect would have been anti-dilutive.

Note 10: Commitments and Contingencies

On August 9, 2011, a purported class action lawsuit in the United States District Court for the Southern District of New York, Tomlinson v. Travelzoo Inc., et al., was commenced against the Company and certain former and current officers and directors. Another putative class action lawsuit, Steamfitters Local 449 Pension Fund v. Travelzoo Inc., et al., was also filed in that court and asserted substantially similar claims against the same defendants. Pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), the two putative class action lawsuits will be consolidated and a lead plaintiff will be selected.

These actions assert claims pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) alleging that the Company issued materially false and misleading statements concerning the Company’s business and prospects during the class period from April 21, 2011 to July 21, 2011. The actions seek unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from these actions. The Company believes that the actions are without merit and intends to defend the suits vigorously.

In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. The shareholder derivative actions assert that the defendants breached their fiduciary duties under state law by issuing materially false and misleading statements. The actions also allege that certain defendants purportedly sold stock while in possession of material non-public information. The Kitt action also includes a claim under Section 14(a) of the Exchange Act that alleges that the Company’s May 2, 2011 proxy statement was materially false and misleading. On October 19, 2011, the Blatt action was voluntarily dismissed. Plaintiffs in the shareholder derivative actions have moved to consolidate the related actions and to appoint lead counsel and liaison counsel.

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2011 and November 30, 2021. The future minimum lease payments under these operating leases as of September 30, 2011 total $14.5 million. The future lease payments consist of $1,210,000 due in 2011, $4,220,000 due in 2012, $3,277,000 due in 2013, $1,627,000 due in 2014, $1,498,000 due in 2015, $1,139,000 in 2016 and $1,440,000 thereafter.

As discussed above under Note 1, the Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $60,000 for these cash payments for the three months ended September 30, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above in Note 1, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares had not submitted claims under the program as of September 30, 2011.

Note 11: Income Taxes

In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the nine months ended September 30, 2011, our effective tax rate was 145%. For the nine months ended September 30, 2011, the $20.0 million expense for the settlement with the State of Delaware was treated as having no recognizable tax benefits.

At September 30, 2011, the Company had approximately $2.1 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $772,000 which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.2 million which if recognized, would be recorded in discontinued operations.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had approximately $126,000 and $83,000, respectively, in accrued interest related to uncertain tax positions. The Company has not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2007 and is subject to California tax examinations for years after 2004.

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

The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

Three months ended September 30, 2011:	North America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$27,944	$10,717	$—	$—	$38,661
Intersegment revenues	130	30	—	(160)	—

Total net revenues	28,074	10,747	—	(160)	38,661

Operating income	7,811	1,414	—	—	9,225

Three months ended September 30, 2010:	North America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$21,196	$6,497	$—	$—	$27,693
Intersegment revenues	57	14	—	(71)	—

Total net revenues	21,253	6,511	—	(71)	27,693

Operating income (loss)	5,457	248	—	—	5,705

Nine months ended September 30, 2011:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$83,048	$30,138	$—	$—	$113,186
Intersegment revenues	342	92	—	(434)	—

Total net revenues	83,390	30,230	—	(434)	113,186

Operating income (loss)	23,605	3,242	(20,000)	—	6,847

(a)	Amount represents settlement of State of Delaware unclaimed property review

Nine months ended September 30, 2010:	North America	Europe	Other	Elimination	Consolidated
Revenues from unaffiliated customers	$65,716	$18,601	$—	$—	$84,317
Intersegment revenues	128	79	—	(207)	—

Total net revenues	65,844	18,680	—	(207)	84,317

Operating income (loss)	18,310	(1,511)	—	2	16,801

As of September 30, 2011:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,677	$634	$—	$4,311
Total assets	70,104	23,530	(32,206)	61,428

As of December 31, 2010:	North America	Europe	Elimination	Consolidated
Long-lived assets	$4,329	$154	$—	$4,483
Total assets	85,658	10,490	(30,146)	66,002

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the three and nine months ended September 30, 2011 and 2010, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2011 and December 31, 2010, the Company did not have any customers that accounted for 10% or more of accounts receivable.

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

The following are components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$5,926	$3,650	$(3,110)	$9,370
Other comprehensive income (loss):
Foreign currency translation adjustments	$(471)	$215	$(268)	$158

Total comprehensive income (loss)	$5,455	$3,865	$(3,378)	$9,528

Note 14: Related Party Transaction

In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the quarter ended September 30, 2011 totaled approximately $43,000. On October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc.

Note 15: Stock Repurchase Program

In August 2011, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 shares of common stock. The repurchase program assists in offsetting the impact of dilution from employee equity compensation and was based upon market conditions and consideration of capital allocation. During the three months ended September 30, 2011, the Company purchased 500,000 shares of common stock for an aggregate purchase price of $15.1 million and completed the share repurchases under this program. The 500,000 shares repurchased are recorded as part of treasury stock as of September 30, 2011.

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

Overview

Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 24 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc.

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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the quarter ended September 30, 2011, European operations were 27% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.

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

During the third quarter of 2010, the Company started selling vouchers for deals from local businesses such as spas and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others. At the time revenue is recorded for these voucher sales, we record an allowance for estimated subscriber refunds based on our historical experience. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. Estimated subscriber refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated subscriber refunds that are determined to not be recoverable from the merchant, are presented as a cost of revenue. If our judgments regarding estimated subscriber refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	10.9	6.3	8.5	6.0

Gross profit	89.1	93.7	91.5	94.0

Operating expenses:
Sales and marketing	43.3	49.2	45.6	50.6
General and administrative	21.9	23.9	22.2	23.5
Settlement with State of Delaware	—	—	17.7	—

Total operating expenses	65.2	73.1	85.5	74.1
Income (loss) from operations	23.9	20.6	6.0	19.9
Other income and expenses, net	—	0.3	0.1	(0.1)

Income (loss) before income taxes	23.9	20.9	6.1	19.8
Income taxes	8.5	7.7	8.9	8.7

Net income (loss)	15.4%	13.2%	(2.8)%	11.1%

For the three months ended September 30, 2011, we reported income from operations of approximately $9.2 million. Our operating margin increased to 23.9% for the three months ended September 30, 2011 compared to 20.6% for the same period last year. The main reason for the increase in operating margin is our operating expenses as a percentage of revenue decreased, offset by an increase in cost of revenue as a percentage of revenues for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 (see “Operating Expenses” and “Cost of Revenue” below).

For the nine months ended September 30, 2011, we reported income from operations of approximately $6.8 million, which included a non-recurring expense item of $20.0 million related to the settlement of the State of Delaware unclaimed property review. Our operating margin decreased to 6.0% for the nine months ended September 30, 2011 compared to 19.9% for the same period last year. The main reasons for the decrease in operating margin is the non-recurring $20.0 million expense related to the settlement of the State of Delaware unclaimed property review.

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

Reach

The following table sets forth the number of subscribers of each of our e-mail publications in North America and Europe as of September 30, 2011 and 2010 and the total number of page views for the homepages of the Travelzoo websites in North America and Europe for the six months ended September 30, 2011 and 2010. Management considers the page views for the Travelzoo homepages as indicators for the growth of website traffic. Management reviews these non-financial metrics for two reasons: First, to monitor our progress in increasing the reach of our products. Second, to evaluate whether we are able to convert higher reach into higher revenues.

	September 30,		Year-over-Year Change
	2011	2010
Subscribers:
North America Travelzoo Top 20	14,740,000	13,545,000	9%
Newsflash	13,336,000	11,972,000	11%
Europe Travelzoo Top 20	5,519,000	4,397,000	26%
Newsflash	5,485,000	4,337,000	26%

	Nine Months Ended September 30,		Year-over-Year Change*
	2011	2010
Page views of homepages of Travelzoo websites:
North America	29,702,000	29,819,000	(0.4)%
Europe	16,750,000	13,712,000	22%

*	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.

In North America, revenues for the nine months ended September 30, 2011 increased by 27% from the same period last year. The total number of subscribers in North America to the Travelzoo Top 20 e-mail newsletter as of September 30, 2011 increased by 9% compared to September 30, 2010 and page views of the homepages of the Travelzoo websites in North America for the nine months ended September 30, 2011 decreased less than 1% from the same period last year. In North America, revenues increased at a higher rate of growth than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter, despite the decline in page views of the homepages of the Travelzoo websites in North America, primarily due to our Local Deals service.

In Europe, revenues for the nine months ended September 30, 2011 increased by 62% from the same period last year. The total number of subscribers in Europe to the Travelzoo Top 20 e-mail newsletter as of September 30, 2011 increased by 26% compared to September 30, 2010 and page views of the homepages of the Travelzoo websites in Europe increased by 22% from the same period last year. In Europe, revenues increased at a higher rate than the rate of growth in subscribers to the Travelzoo Top 20 e-mail newsletter and the rate of growth in page views of the homepages of the Travelzoo websites in Europe due primarily to our Local Deals service.

Revenues

Our total revenues increased to $38.7 million for the three months ended September 30, 2011 from $27.7 million for the three months ended September 30, 2010. This represents an increase of $11.0 million or 40%. Revenue from our operations in North America increased by $6.8 million, or 32% year-over-year, which was primarily due to a $6.5 million increase in revenues from our publications, including the Travelzoo website, the Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Local Deals e-mail alert service. Revenue from our operations in Europe increased by $4.2 million, or 65% year-over-year, which was attributed primarily to a $3.7 million increase in revenue from our publications, including the Travelzoo website, the Top 20 e-mail newsletter, the Newsflash e-mail alert service and the Local Deals e-mail alert service. In local currency terms, revenues from our operations in Europe increased 59% year-over-year. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the three months ended September 30, 2011 would have been approximately $580,000 lower than reported revenues of $10.7 million.

Our total revenues increased to $113.2 million for the nine months ended September 30, 2011 from $84.4 million for the nine months ended September 30, 2010. This represents an increase of $28.9 million or 34%. $17.3 million of the increase in revenues came from our operations in North America and was attributed primarily to a $17.0 million increase in revenues from our publications, which includes the Travelzoo websites, the Top 20 e-mail newsletter, and the Newsflash e-mail alert service and the Local Deals e-mail alert service. $11.5 million of the increase in revenues came from our operations in Europe, which had an increase of 62% in revenues year-over-year, and was attributed primarily to a $10.1 million increase in revenue from our publications, which includes the Travelzoo websites, the Top 20 e-mail newsletter. In local currency terms, revenues from our operations in Europe increased 54% year-over-year. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 had a favorable impact on the revenues from our operations in Europe. Had foreign exchange rates remained constant in these periods, revenues from our operations in Europe for the nine months ended September 30, 2011 would have been approximately $1.6 million lower than reported revenues of $30.1 million.

For the three and nine months ended September 30, 2011 and September 30, 2010, none of our customers accounted for 10% or more of our revenue.

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

Average annualized revenue per employee decreased to $433,000 for the three months ended September 30, 2011 from $477,000 for the three months ended September 30, 2010.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Our cost of revenues increased to $4.2 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010. As a percentage of revenue, cost of revenues increased to 10.9% for the three months ended September 30, 2011 from 6.3% for the three months ended September 30, 2010. The $2.5 million increase in cost of revenues for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an $839,000 increase in credit card fees, a $603,000 increase in estimated subscriber refunds associated with vouchers we sell, and a $230,000 increase in payments made to third-party partners of the Travelzoo Network.

Our cost of revenues increased to $9.6 million for the nine months ended September 30, 2011 from $5.0 million for the nine months ended September 30, 2010. As a percentage of revenue, cost of revenues increased to 8.5% for the nine months ended September 30, 2011 from 5.9% for the nine months ended September 30, 2010. The $4.6 million increase in cost of revenues for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a $1.5 million increase in credit card fees, a $1.1 million increase in subscriber refunds and related service associated with vouchers we sell, and an $847,000 increase in customer service expense.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses increased to $16.7 million for the three months ended September 30, 2011 from $13.6 million for the three months ended September 30, 2010. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness for Travelzoo and Fly.com. The $3.1 million increase in sales and marketing expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a $2.6 million increase in salary and employee related expenses due primarily to an increase in headcount, a $940,000 increase in advertising to acquire traffic to our Travelzoo website, offset by a $959,000 decrease in subscriber acquisition expense. For the three months ended September 30, 2011 and 2010, advertising expenses accounted for 50% and 59%, respectively, of total sales and marketing expenses.

Sales and marketing expenses increased to $51.6 million for the nine months ended September 30, 2011 from $42.7 million for the nine months ended September 30, 2010. The $8.9 million increase in sales and marketing expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a $6.3 million increase in salary and employee related expenses due primarily to an increase in headcount, a $2.0 million dollar increase in television advertising expense and a $1.9 million increase in advertising to acquire traffic to our Travelzoo website, offset by a $626,000 decrease in marketing expenses for Fly.com, and a $1.5 million decrease in subscriber acquisition expense. For the nine months ended September 30, 2011 and 2010, advertising expenses accounted for 54% and 58%, respectively, of total sales and marketing expenses.

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

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses increased to $8.5 million for the three months ended September 30, 2011 from $6.6 million for the three months ended September 30, 2010. The $1.9 million increase in general and administrative expenses was primarily due to an $841,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $619,000 increase in rent, office and insurance expense and a $423,000 increase in professional services expense.

General and administrative expenses increased to $25.2 million for the nine months ended September 30, 2011 from $19.8 million for the nine months ended September 30, 2010. The $5.3 million increase in general and administrative expenses was primarily due to a $1.7 million increase in rent and office expense, a $1.7 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $942,000 increase in professional services expense.

In the nine months ended September 30, 2011 and 2010, the Company recorded expenses of $166,000 and $10,000, respectively, related to a program under which the Company makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. The expenses are based on the number of actual valid claims received and the Company’s stock price. We cannot reliably estimate future expenses incurred under this program because it is based on the number of valid requests received and future levels of the Company’s common stock price.

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

Subscriber Acquisition

The table set forth below provides for each quarter in 2009, 2010, and the first two quarters of 2011, an analysis of our average cost for acquisition of new subscribers for our Travelzoo Top 20 newsletter, our Newsflash e-mail alert service and the Local Deals e-mail alert service for our North America and Europe operating segments.

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

North America:

Period	Average Cost per Acquisition of a New Subscriber	New Subscribers	Subscribers Removed From List	Balance
Q1 2009	$2.29	720,320	(259,537)	11,743,526
Q2 2009	$2.15	885,031	(277,439)	12,351,118
Q3 2009	$1.80	1,076,367	(418,417)	13,009,068
Q4 2009	$1.61	619,831	(380,626)	13,248,273
Q1 2010	$1.89	1,009,235	(434,754)	13,822,754
Q2 2010	$1.62	719,777	(492,527)	14,050,004
Q3 2010	$1.60	804,892	(689,727)	14,165,169
Q4 2010	$1.14	540,703	(432,071)	14,273,801
Q1 2011	$1.74	879,185	(334,491)	14,818,495
Q2 2011	$1.16	826,846	(378,548)	15,266,793
Q3 2011	$0.66	690,795	(392,890)	15,564,698

Europe:

Period	Average Cost per Acquisition of a New Subscriber	New Subscribers	Subscribers Removed From List	Balance
Q1 2009	$3.09	295,450	(40,542)	2,477,583
Q2 2009	$2.74	408,026	(52,491)	2,833,118
Q3 2009	$3.53	541,509	(99,396)	3,275,231
Q4 2009	$3.97	443,280	(117,519)	3,600,992
Q1 2010	$3.65	478,518	(117,617)	3,961,893
Q2 2010	$4.31	400,549	(116,273)	4,246,169
Q3 2010	$2.90	423,310	(144,895)	4,524,584
Q4 2010	$3.30	310,378	(220,941)	4,614,021
Q1 2011	$3.14	629,720	(118,382)	5,125,359
Q2 2011	$2.26	438,720	(98,048)	5,466,031
Q3 2011	$2.76	399,215	(127,932)	5,737,314

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

Segment Information

We have presented the business segments in this report based on our organizational structure as of September 30, 2011.

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net revenues	$28,074	$21,253	$83,390	$65,844
Income from operations	7,811	5,457	23,605	18,310
Income from operations as a % of revenues	27.8%	25.7%	28.3%	27.8%

In North America, revenues increased $6.8 million, or 32%, for the three months ended September 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expense increased to $10.8 million, or 38% of revenue, for the three months ended September 30, 2011 from $9.5 million, or 45% of revenue for the three months ended September 30, 2010. The $1.3 million increase in sales and marketing expense was primarily due to a $1.6 million dollar increase in salary and employee related expenses due primarily to an increase in headcount, and a $741,000 increase in advertising to acquire traffic to our websites, offset by an $833,000 decrease in subscriber acquisition expense and a $492,000 decrease in marketing expense for Fly.com. General and administrative expenses increased to $5.8 million, or 21% of revenue, for the three months ended September 30, 2011 from $4.9 million, or 23% of revenue, for the three months ended September 30, 2010. The $900,000 increase in general and administrative expense was primarily due to a $280,000 increase in salary and employee related expenses, a $402,000 increase in rent, office and insurance expense and a $256,000 increase in professional services expense. Income from operations for North America as a percentage of revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 increased to 27.8% from 25.7%.

In North America, revenues increased $17.5 million, or 27%, for the nine months ended September 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expense increased to $34.2 million, or 41% of revenue, for the nine months ended September 30, 2011 from $29.2 million, or 44% of revenue, for the nine months ended September 30, 2010. The $4.9 million increase in sales and marketing expense was primarily due to a $4.3 million increase in salary and employee related expenses due primarily to an increase in headcount, a $2.0 million dollar increase in television advertising expense, and an $874,000 increase in advertising to acquire traffic to our websites, offset by a $1.2 million decrease in marketing expenses for Fly.com, and a $1.4 million decrease in subscriber acquisition expense. General and administrative expenses increased to $17.5 million, or 21% of revenue, for the nine months ended September 30, 2011 from $14.1 million, or 21% of revenue, for the nine months ended September 30, 2010. The $3.4 million increase in general and administrative expense was primarily due to a $1.1 million increase in salary and employee related expenses due in part to an increase in headcount, a $580,000 increase in professional services expense and a $1.0 million increase in rent, office and insurance expenses. Income from operations for North America as a percentage of revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 increased to 28.3% from 27.8%.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net revenues	$10,747	$6,511	$30,230	$18,680
Income (loss) from operations	1,414	248	3,242	(1,511)
Income (loss) from operations as a % of revenues	13.2%	3.8%	10.7%	(8.1)%

In Europe, revenues increased $4.2 million, or 65%, for the three months ended September 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expenses increased to $5.9 million, or 55% of revenue, for the three months ended September 30, 2011 from $4.2 million, or 64% of revenue, for the three months ended September 30, 2010. The $1.7 million increase in sales and marketing expense was primarily due to a $1.1 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $608,000 increase in marketing expense for Fly.com. General and administrative expenses increased to $2.8 million, or 26% of revenue, for the three months ended September 30, 2011 from $1.8 million, or 28% of revenue, for the three months ended September 30, 2010. The $1.0 million increase in general and administrative expenses was primarily due to a $650,000 increase in salary and employee related expenses due in part to an increase in headcount and a $408,000 increase in rent, office and insurance expense. Our income from operations in Europe was $1.4 million for the three months ended September 30, 2011 compared to an income from operations of $248,000 for the three months ended September 30, 2010. The weakening of the British Pound Sterling relative to Euros had an unfavorable impact on the income from operations in Europe, offset by the favorable impact from weakening of the U.S. dollar relative to the British Pound Sterling. Had foreign exchange rates remained constant in these periods, the income from our operations in Europe for the three months ended September 30, 2011 would have been approximately $17,000 higher.

In Europe, revenues increased $11.6 million, or 62%, for the nine months ended September 30, 2011 compared to the same period in 2010 (see “Revenues” above). Sales and marketing expenses increased to $17.4 million, or 58% of revenue, for the nine months ended September 30, 2011 from $13.4 million, or 72% of revenue, for the nine months ended September 30, 2010. The $4.0 million increase in sales and marketing expense was primarily due to a $2.7 million increase in salary and employee related expenses due primarily to an increase in headcount, an $831,000 increase in advertising to acquire traffic to our websites, a $607,000 increase in marketing expense for Fly.com, offset by a $175,000 decrease in subscriber acquisition expense. General and administrative expenses increased to $8.1 million, or 27% of revenue, for the nine months ended September 30, 2011 from $5.9 million, or 32% of revenue, for the nine months ended September 30, 2010. The $2.2 million increase in general and administrative expense was primarily due to a $652,000 increase in rent and office expense, a $362,000 increase in professional services expenses and a $707,000 increase in salary and employee related expenses. Our income from operations in Europe was $3.2 million for the nine months ended September 30, 2011 compared to a loss of $1.5 million for the nine months ended September 30, 2010. The weakening of the U.S. dollar relative to the British Pound Sterling and the Euro in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 had a favorable impact on the income from our operations in Europe. Had foreign exchange rates remained constant in these periods, the income from our operations in Europe for the nine months ended September 30, 2011 would have been approximately $111,000 lower.

Income Taxes

Our income is generally taxed in the U.S. and our income tax provisions reflect federal and state statutory rates applicable to our levels of income and expenses, adjusted to take into account expenses that are treated as having no recognizable tax benefit. We recorded income tax provisions of $3.3 million and $2.1 million for the three months ended September 30, 2011 and September 30, 2010, respectively. For the three months ended September 30, 2011 and 2010, our effective tax rates were 36% and 37%, respectively. We recorded income tax provisions of $10.1 million and $7.4 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. For the nine months ended September 30, 2011 and 2010, our effective tax rates were 145% and 44%, respectively. For the nine months ended September 30, 2011, the $20.0 million expense for the settlement with the State of Delaware was treated as having no recognizable tax benefit.

We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, from losses or gains incurred by our operations in Canada and Europe and corresponding U.S. tax credits, if any.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2007 and are subject to California tax examinations for years after 2004.

Liquidity and Capital Resources

As of September 30, 2011, we had $32.4 million in cash and cash equivalents. Cash and cash equivalents decreased from $41.2 million as of December 31, 2010 primarily as a result of cash used by operating and investing activities as explained below. As discussed above, on April 27, 2011, we made a $20.0 million payment to the State of Delaware related to the settlement of an unclaimed property review. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$8,553	$15,099
Net cash used in investing activities	(1,902)	(1,142)
Net cash provided by (used in) financing activities	(14,816)	1,073
Effect of exchange rate changes on cash and cash equivalents	(586)	(89)

Net increase (decrease) in cash and cash equivalents	$(8,751)	$14,941

Net cash provided by or used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2011 decreased by $6.5 million compared to the nine months ended September 30, 2010. The $6.5 million decrease in cash used in operating activities was due primarily to a $12.5 million decrease in net income, resulting primarily from a $20.0 million settlement to the State of Delaware related to an unclaimed property review, and a $6.3 million decrease in our income tax receivable, offset by a $10.4 million increase in accounts payable and accrued expenses and a $2.3 million increase in accounts receivable for the nine months ended September 30, 2011 compared to the same period in 2010.

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2011 compared to $1.1 million for the nine months ended September 30, 2010. The $760,000 increase in cash used in investing activities was due primarily to a $760,000 increase in purchases of property and equipment.

Net cash used by financing activities was $14.8 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, net cash used by financing activities was due to repurchase of our common stock offset by proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options. For the nine months ended September 30, 2010, net cash provided by financing activities was due to proceeds received from sale of our Asia Pacific business segment.

In August 2011, our Board authorized a stock repurchase program that provided for the repurchase of up to 500,000 shares of our common stock. During the three and nine months ended September 30, 2011, we repurchased approximately $15.1 million of our common stock representing the entire authorized stock repurchases. Although no further stock repurchases are authorized by the Board, from time to time, the Board may authorize further stock repurchases.

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

The information set forth under “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

The following summarizes our principal contractual commitments as of September 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$1,210	$4,220	$3,277	$1,627	$1,498	$2,579	$14,411
Purchase obligations	571	721	14	—	—	—	1,306

Total commitments	$1,781	$4,941	$3,291	$1,627	$1,498	$2,579	$15,717

We also have contingencies related to net unrecognized tax benefits of approximately $2.1 million as of September 30, 2011. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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

For the nine months ended September 30, 2011, we incurred a net loss of $3.1 million. In the year ended December 31, 2010, we generated a net income of $13.2 million. Although we were profitable in 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and travel companies. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Although our operations in Europe generated an operating profit of $1.4 million for the three months ended September 30, 2011, there is no assurance that our operations in Europe will generate an operating income in the future. Any of these developments could result in a significant decrease in the trading price of our common stock.

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

Our expansion of our product offering to include Local Deals format may result in additional costs that exceed revenue and may trigger additional stock volatility.

During the third quarter of 2010, we launched our Local Deals format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format involves several aspects that are new to us, and will require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format create a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operation and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising.

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

During the nine months ended September 30, 2011, our cash and cash equivalents decreased by $8.8 million to $32.4 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

We are subject to payments-related risks.

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

Although our revenues in Europe increased 62% in the nine months ended September 30, 2011 from the same period last year and our operations in Europe generated a profit of $3.2 million for the nine months ending September 30, 2011, our operations in Europe incurred losses of $1.5 million in the nine months ended September 30, 2010 and incurred losses of $1.8 million for the year ended December 31, 2010, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2011, we had 357 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended October 28, 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from $21.02 to $101. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of October 28, 2011, approximately 53.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Risks Related to Legal Uncertainty

We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.

Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. During the third quarter ended September 30, 2011, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 10 to the Notes to Condensed Consolidated Financial Statements included in this report.

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

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $79,000 foreign exchange loss for the nine month periods ended September 30, 2011.

Item 4.	Controls and Procedures

For the period ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

The information set forth under “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
July 1, 2011 — July 31, 2011	—	—	—	500,000
August 1, 2011 — August 31, 2011	16,700	$31.99	16,700	483,300
September 1, 2011 — September 30, 2011	483,300	$30.19	483,300	—

	500,000		500,000

(1)	In August 2011, our Board authorized a stock repurchase program that provided for the repurchase of up to 500,000 shares of our common stock. As of September 30, 2011, all authorized repurchases were completed and therefore there were no shares remaining to be repurchased under this program.

Item 6.	Exhibits

The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	By-laws of Travelzoo Inc. (Incorporated by reference to Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1‡	Employment Agreement, dated October 1, 2011 between Holger Bartel and Travelzoo Inc.

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Filed herewith
†	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ GLEN CEREMONY
Glen Ceremony
On behalf of the Registrant and as Chief Financial Officer and Principal Accounting Officer

Date: October 28, 2011