Form 10-K
period 2011-12-31
TRAVELZOO INC
filed 2012-02-21
CIK 1133311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported on the NASDAQ Global Select Market, was $514,503,890.

The number of shares outstanding of the Registrant’s Common Stock as of February 15, 2012 was 15,961,553.

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

Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. Recently, we launched Local Deals and Getaways, new services that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website. Voucher promotional offers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.

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

More than 2,000 companies use our services, including American Airlines, Avis Rent A Car, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels and Resorts, Interstate Hotels & Resorts, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Virgin Atlantic.

Our revenues are advertising revenues, consisting primarily of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaway advertisers are typically for the voucher redemption period, which normally is between three months and twelve months and are not automatically renewed. Our revenues have grown on an annual basis since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $148 million for the year ended December 31, 2011.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2011, European operations were 27% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.

Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.3% of the outstanding shares as of February 15, 2012.

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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each outstanding share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com

Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2011, there were 15,961,553 shares of common stock outstanding.

In October 2004, the Company announced a program under which it would make cash payments to persons who establish that they were stockholders of Travelzoo.com Corporation, and who failed to submit requests for shares in Travelzoo Inc. within the required time period. See Note 3 to the accompanying consolidated financial statements.

On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review. If additional escheat claims are asserted in the future, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. The Company is not able to predict the amount or outcome of any future claims which might be asserted related to the unissued shares. The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. See Note 1 to the accompanying financial statements for further details.

Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”

Our Industry

While our mission is to provide our subscribers and users the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to Kantar Media, travel companies in the U.S. spent $2.7 billion in 2011 on advertising (source: Kantar Media, 2011). According to BIA Advisory Services and The Kelsey Group’s U.S. Local Media Annual Forecast (2008-2013), U.S. local advertising revenues will be $144.4 billion in 2013 (source: BIA Advisory Services/The Kelsey Group, 2009). We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel companies, entertainment companies and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing.

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

Our Products and Services

We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, entertainment and local companies with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo websites, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the Local Deals and Getaways e-mail alert services. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency websites. While our products provide advertising opportunities for travel, entertainment and local companies, they also provide Internet users with a free source of information on current sales and specials from thousands of travel, entertainment and local companies.

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

The following table presents an overview of our products:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local companies	24/7	13.8 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week’s most outstanding deals	Weekly	20.4 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	19.0 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaways	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	Over 116 markets	Local targeting by zip code, 100% share of voice for the local business, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 350 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	5.6 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight, hotel and rental car options from multiple sources	On-demand	3.3 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser’s website	Free access to real-time price comparisons from airlines and online travel agencies

*	For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaways, Travelzoo Network, SuperSearch, and Fly.com, reach/usage information is based on internal Travelzoo statistics as of December 31, 2011.

In 2011, 73% of our total revenues were generated from our North America operations, and 27% of our total revenues were generated from our European operations. See Note 8 to the accompanying consolidated financial statements.

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

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 24 million travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Canada, France, Germany, Spain, and the U.K.

Key features of our solution for local companies include:

•	Real-Time Listings of Special Offers. Our technology allows local businesses to advertise special offers on a real-time basis.

•	Real-Time Performance Reports. We provide local businesses with real-time tracking of the performance of their advertising campaigns.

•

Access to Local Consumers. Travelzoo subscribers submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to subscribers who live or work near the local business.

Benefits to Consumers

Our Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, ww.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, Getaways, the Travelzoo Network, SuperSearch search tool, and Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

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

•

Replicate Business Model in Foreign Markets. We have successfully replicated our business model in foreign markets including Canada, the U.K., Germany, France and Spain. We believe that there is an opportunity to replicate our business model in additional foreign markets. In addition, we believe that we can strengthen our strategic position if we offer global advertising solutions to existing and new advertisers.

Advertisers

As of December 31, 2011, our advertiser base included more than 2,000 travel companies, entertainment companies and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air New Zealand	Interstate Hotels & Resort
American Airlines	Jet Luxury Resorts
Apple Vacations	Kimpton Hotels
British Airways	Liberty Travel
CheapTickets	Lufthansa
Cirque du Soleil	Marriott Hotels
Delta Air Lines	Orbitz Worldwide
Expedia	Royal Caribbean
Fairmont Hotels and Resorts	Spirit Airlines
Fareportal	Starwood Hotels & Resorts Worldwide
Harrah’s Entertainment	Travelocity
Hawaiian Airlines	United Airlines
Hilton Hotels	Virgin America
Hotwire	Virgin Atlantic
InterContinental Hotels Group	Walt Disney Parks & Resorts

As discussed in Note 8 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2009, 2010 and 2011. The agreements with these advertisers are in the form of multiple insertion orders from groups of entities under common control. Although we did not have any advertisers that accounted for 10% or more of our total revenues during the year ended December 31, 2011, it is possible that we may have an advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.

Sales and Marketing

As of December 31, 2011, our advertising sales force and sales support staff consisted of 118 employees worldwide. We intend to grow our advertiser base by expanding the size of our sales force.

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

Competition

We compete for advertising dollars with large Internet portal sites such MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local companies. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We expect to face increased competition from other internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price, performance and audience quality.

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

Intellectual Property

Our success depends to a significant degree upon the protection of our brand names, including Travelzoo® and Top 20®. If we were unable to protect the Travelzoo and Top 20 brand names, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property rights. We have registered the Travelzoo and Top 20 trademarks, among others, with the United States Patent and Trademark Office. We have registered the Travelzoo and Travelzoo Top 20 trademarks with the Office for Harmonization in the Internal Market of the European Community. We have registered the Travelzoo trademark in Australia, Canada, China, Hong Kong, Japan, South Korea, and Taiwan. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information.

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

Employees

As of December 31, 2011, we had 350 employees in Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated continued growth, we expect that the number of our employees will continue to increase for the foreseeable future.

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

In the years ended December 31, 2009, 2010 and 2011, we generated net income of $5.2 million, $13.2 million and $3.3 million. Although we were profitable in 2009, 2010 and 2011, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.

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

If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.

We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our subscribers. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our subscribers or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected.

Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers.

An increase in our refund rates related to our Local Deals and Getaways could reduce our liquidity and profitability.

We provide refunds related to our Local Deals and Getaways voucher sales. As we increase our revenue, our refund rates may exceed our historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.

As we do not have control over our merchants and the quality of products or services they deliver, we rely on a combination of our historical experience with our merchants over time and the type of refunds provided for development of our estimate for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our liquidity and profitability.

Our standard agreements with our merchants generally limit the time period during which we may seek reimbursement for subscriber refunds or claims. Our subscribers may make claims for refunds with respect to which we are unable to seek reimbursement from our merchants. Our inability to seek reimbursement from our merchants for refund claims could have an adverse effect on our liquidity and profitability.

If our advertisers do not meet the needs and expectations of our subscribers, our business could suffer.

Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers that are outside our control. In particular, this is the case with our Local Deals and Getaways merchants, since we are selling vouchers , on behalf of the merchants, directly to our subscribers as opposed to the remainder of our business in which we are only collecting the advertising fee from the advertiser and the subscribers are booking the deal directly with the advertiser. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in subscriber willingness to receive messages could adversely affect our revenue and business.

Our business is highly dependent upon email and other messaging services. Deals offered through emails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services to our businesses, if we are unable to successfully deliver emails or messages to our subscribers or potential subscribers, or if subscribers decline to open our emails or messages, our revenue and profitability would be adversely affected. Actions by third parties to block, impose restrictions on, or charge for the delivery of, emails or other messages could also materially and adversely impact our business. From time to time, internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability.

Our total number of subscribers may be higher than the number of our actual individual subscribers and may not be representative of the number of persons who are active potential customers.

Our total number of subscribers may be higher than the number of our actual individual subscribers because some subscribers have multiple registrations, other subscribers have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these subscribers, we do not have a reliable system to accurately identify the number of actual individual subscribers, and thus we rely on the number of total subscribers as our measure of the size of our subscriber base. In addition, the number of subscribers includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed. The number of subscribers may include individuals who do not receive our emails because our emails have been blocked or are otherwise undeliverable. As a result, the number of subscribers should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our email offers.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.

For the year ended December 31, 2011 our cash and cash equivalents decreased by $2.4 million to $38.7 million. We intend to continue to grow our business, and intend to fund our current operations and anticipated growth from the cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

Risks Related to Our Markets and Strategy

Our international expansion may result in substantial operating losses, and is subject to other material risks.

In May 2005, we began operations in the U.K. In 2006 we began operations in Canada, Germany and Spain. In 2007, we began operations in France.

Although our revenues in Europe increased 58% in 2011 compared to 2010, and our operations in Europe generated a profit of $4.9 million during the 2011 fiscal year, our operations in Europe incurred losses of $1.8 million in 2010, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

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

If current economic conditions in Europe do not improve or deteriorate further due to the adverse effects of the ongoing sovereign debt crisis, advertisers may delay or reduce advertising or marketing spending. This could result in reductions in sales of our services, longer sales cycles, and increased price competition.

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

If we fail to retain our existing subscribers or acquire new subscribers, our revenue and business will be harmed.

We spent $12.2 million, $10.7 million and $7.6 million on online marketing initiatives relating to subscriber acquisition for the years ended December 31, 2009, 2010 and 2011 and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2011, we had 350 employees, up from 255 employees as of December 31, 2010. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, human resource and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.

We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local companies. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from $21.02 to $101. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of February 15, 2012, approximately 53.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Risks Related to Legal Uncertainty

We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.

Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits could result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. During the third quarter ended September 30, 2011, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 3 to the accompanying consolidated financial statements.

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

The implementation of the CARD Act and similar state and foreign laws may harm our Local Deals and Getaways business.

Vouchers which are issued under our Local Deals and Getaways may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if the vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the voucher, or the promotional value, which is the add-on value of the voucher in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the voucher was issued; (ii) the voucher’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Purported class actions against other companies have been filed in federal and state court claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals and Getaways vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. Such developments may materially and adversely affect the profitability or viability of our Local Deals and Getaways.

If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Local Deals and Getaways vouchers due to application of certain gift card laws, our net income could be materially and adversely affected.

In certain states and foreign jurisdictions, our Local Deals and Getaways vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed vouchers we sell based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with subscribers and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our subscribers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

We may suffer liability as a result of information retrieved from or transmitted over the internet and claims related to our service offerings.

We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our net income could be materially and adversely affected.

We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our advertisers, merchants, subscribers or third parties and as a result our revenue and goodwill could be materially and adversely affected.

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

It is possible that claims may be asserted against us in the future by former stockholders of Travelzoo.com Corporation seeking to receive our shares, whether based on a claim that the two-year deadline for exchanging their shares was unenforceable or otherwise. In addition, one or more jurisdictions, including the Bahamas or the State of Delaware, may assert rights to unclaimed shares under escheat statutes. As discussed above under Item 1. “Business — Overview,” on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown. In the case of those shown as former shareholders of Travelzoo.com Corporation, the addresses were generally unknown. Other jurisdictions may assert escheat claims in respect of unclaimed shares if they are able to identify persons shown as former shareholders of Travelzoo.com Corporation with addresses in those jurisdictions. The Company is subject to unclaimed property audits by most States in the U.S.; several States have notified the Company of their intention to perform an audit of unclaimed property. As of December 31, 2011, there is no significant asserted claim by any State in regards to unclaimed property liability for the Company. If such escheat claims are asserted, whether as result of such unclaimed property review or otherwise, we intend to challenge the applicability of escheat rights in that, among other reasons, the identity, residency and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, we intend to assert that their rights to receive their shares expired two years following the effective date of the merger, as provided in the merger agreement. We also expect to take the position, if escheat or similar claims are asserted in respect of the unissued shares in the future, that we are not required to issue such shares. Further, even if it were established that unissued shares were subject to escheat claims, we would assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. We are not able to predict the outcome of any future claims which might be asserted relating to the unissued shares. Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the actual number of valid claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million had not submitted claims under the program as of December 31, 2011. If the Company were required to issue such shares for no additional payment, that would result in substantial dilution of the ownership interests of the other stockholders, and in our earnings per share, which could adversely affect the market price of the common stock.

On October 15, 2004, we announced a program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $153,000 for these cash payments for the year ended December 31, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of our common stock price. Our common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. We do not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but we believe that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Assuming 100% of the requests from 1998 were valid, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares (representing approximately $24.6 million based upon the Company’s stock price at the end of 2011) had not submitted claims under the program as of December 31, 2011.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaway vouchers.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of vouchers and our role with respect to the distribution of vouchers to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, closed loop vouchers, such as those offered through the Local Deals program, would only be subject to registration if they exceed $2000 in total value in any one day or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers

Our internal control over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in New York, New York, where we occupy approximately 10,600 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois, Austin, Texas, Dallas, Texas, Las Vegas, Nevada, Los Angeles, California, Miami, Florida, Mountain View, California, San Francisco, California, Toronto, Ontario and Vancouver British Columbia.

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

The information set forth under “Note 3 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

	High	Low
2011:
Fourth Quarter	$33.28	$21.02
Third Quarter	$87.79	$21.99
Second Quarter	$101.00	$55.64
First Quarter	$68.48	$37.70
2010:
Fourth Quarter	$45.16	$25.29
Third Quarter	$26.66	$11.68
Second Quarter	$20.18	$11.83
First Quarter	$15.03	$10.43

On February 15, 2012, the last reported sales price of our common stock on the NASDAQ Global Select Market was $25.26 per share.

As of February 15, 2012, there were approximately 124,000 stockholders of record.

Dividend Policy

Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.

Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2011.

Repurchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2011.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor’s 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, and December 31, 2011. The graph assumes that $100 was invested on December 31, 2005 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Travelzoo Inc.	$136.14	$62.18	$25.27	$55.86	$188.09	$111.73
NASDAQ Market Index	$109.52	$120.27	$71.51	$102.89	$120.29	$118.13
S&P 500 Publishing	$115.31	$86.59	$37.18	$56.61	$60.46	$67.24

Item 6.	Selected Consolidated Financial Data

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Revenues	$78,904	$80,817	$93,973	$112,784	$148,342
Income from continuing operations	23,679	13,312	13,708	23,512	15,022
Income from continuing operations, net of taxes	12,108	5,913	6,418	13,157	3,319
Loss from discontinued operations, net of taxes	(2,999)	(10,029)	(1,233)	—	—
Net income (loss)	9,109	(4,116)	5,185	13,157	3,319
Basic net income (loss) per share from:
Continuing operations	$0.82	$0.41	$0.39	$0.80	$0.20
Discontinued operations	$(0.20)	$(0.70)	$(0.08)	$—	$—
Net income (loss) per share	$0.61	$(0.29)	$0.32	$0.80	$0.20
Diluted net income (loss) per share from:
Continuing operations	$0.75	$0.37	$0.39	$0.80	$0.20
Discontinued operations	$(0.19)	$(0.62)	$(0.08)	$—	$—
Net income (loss) per share	$0.57	$(0.25)	$0.32	$0.80	$0.20
Shares used in per share calculation — basic	14,847	14,273	16,408	16,444	16,315
Shares used in per share calculation — diluted	16,074	16,190	16,416	16,453	16,414

Consolidated Balance Sheet Data:

	December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Cash and cash equivalents	$22,641	$14,179	$19,776	$41,184	$38,744
Working capital	26,202	17,642	27,250	39,563	28,411
Total assets	37,286	35,322	46,132	66,002	68,348
Stockholders’ equity	25,902	20,763	30,771	45,889	34,759

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find and compare the best prices on flights from hundreds of airlines and online travel agencies. We recently launched Local Deals and Getaways, a new service that allows our subscribers to purchase vouchers for deals from local businesses such as spas and restaurants through the Travelzoo website. Voucher promotional offers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local business. More than 2,000 travel, entertainment and local companies use our services.

On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had any economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific are published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers. See Note 11 to the accompanying consolidated financial statements.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2011, our operations in Europe accounted for 27% of revenues and our operations in North America accounted for 73% of revenues.

When evaluating the financial condition and operating performance of the Company, management focuses on financial and non-financial indicators such as growth in the number of subscribers to the Company’s newsletters and page views of the homepages of the Travelzoo websites, operating margin, growth in revenues in the absolute and relative to the growth in reach of the Company’s publications measured as revenue per subscriber and revenue per employee as a measure of productivity.

How We Generate Revenue

Our revenues are advertising revenues, consisting primarily of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaway advertisers are typically for the voucher redemption period, which normally is between three months and twelve months and are not automatically renewed. We have three separate groups of our advertising products; Travel, Search and Local.

Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising and upon the sale of the vouchers.

Our Search category of revenue includes comparison shopping tools for consumers to quickly and easily compare airfares, hotel and car rental prices and includes SuperSearch and Fly.com products. The revenues generated from these products are based upon a fee for clicks delivered to the advertisers or a fee for clicks delivered to advertisers that resulted in revenue for advertisers (i.e. successful clicks). We recognize revenue upon delivery of the clicks or successful clicks.

Our Local category of revenue includes the publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of vouchers or items sold or a fee for clicks delivered to the advertisers. We recognize revenue upon the sale of the vouchers, when we receive notification of the direct bookings or upon delivery of the clicks. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.

Trends in Our Business

Our ability to generate revenues in the future depends on numerous factors such as our ability to sell more advertising to existing and new advertisers, our ability to increase our audience reach and advertising rates and our ability to develop and launch new products.

Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local companies. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative health of the economy, competition and the introduction of new methods of advertising. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the introduction of a new voucher-based product offered by competitive companies impacted our ability to sell our existing advertising products, the willingness of certain competitors to grow their business unprofitably and the economic uncertainty in Europe impacted advertiser’s willingness to purchase our advertising. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers.

Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience to reach with our advertising publications. We monitor our subscribers and page views of our websites to assess our efforts to maintain and grow our audience reach. We obtain additional subscribers and activity on our websites by acquiring traffic from internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition.

We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. If we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions such as intense competition in our industry. For example, we did not significantly increase our advertising rates in the U.S. due to intense competition during 2008, 2009 and 2010; however, we were able to increase rates in Europe during

2009 and 2010 due in part to the increase in the reach of our publications. Even if we increase our rates, based upon the increased price this may reduce the amount of advertisers willing to advertise for the increased rates and therefore decrease our revenue.

We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. Our cost of revenues will increase if the face value of vouchers that we sell for Local Deals and Getaways increases because we have credit card fees based upon face value of vouchers sold, customer service costs related to vouchers sold and subscriber refunds on vouchers sold. We expect fluctuations of cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expense in the foreseeable future. We expect fluctuations of sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, audits of previous year’s tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as our disposition our Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations of in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

Our growth strategy key elements include building strong brand awareness, increasing reach, maintaining a high-quality user base, increasing the number of advertisers, providing advertisers with excellent service and replicating our business model in foreign markets. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some recent examples of our efforts to expand our business internationally since our inception from the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launch new products to grow our revenue such as the introduction of Fly.com in 2009 Local Deals in 2010, Getaways in 2011 as well as our mobile application launches in 2011.

We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for advertising continues to shift from offline to online. We do not know if we will be able to maintain or increase our market share. We do not know if we will be able to increase the number of advertisers in the future. We do not know if we will have market acceptance of our new products.

Results of Operations

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2009, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	6.0	6.4	9.0

Gross profit	94.0	93.6	91.0

Operating expenses:
Sales and marketing	52.9	48.3	44.1
General and administrative	26.5	24.4	23.3
Settlement with State of Delaware	—	—	13.5

Total operating expenses	79.4	72.7	80.9

Income from operations(1)	14.6	20.9	10.1
Other income and expenses, net	(0.1)	(0.1)	0.2

Income from continuing operations before income taxes	14.5	20.8	10.3
Income taxes	7.7	9.2	8.1

Income from continuing operations	6.8	11.6	2.2
Loss from discontinued operations, net of taxes	(1.3)	—	—

Net income (loss)	5.5%	11.6%	2.2%

(1)	Operating margin decreased from 20.9% in 2010 to 10.1% in 2011 primarily due to the $20.0 million expense related to the settlement of the State of Delaware unclaimed property review.

Operating Metrics

The following table sets forth operating metrics in North America and Europe for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
North America
Total Subscribers(1)	13,248,000	14,274,000	15,660,000
Page views of homepages of Travelzoo website(1)	36,445,000	37,772,000	37,268,000
Average cost per acquisition of a new subscriber	$1.97	$1.62	$1.15
Revenue per employee	$685	$636	$510
Revenue per subscriber(2)	$6.89	$6.62	$7.61

	Year Ended December 31,
	2009	2010	2011
Europe
Total Subscribers(1)	3,601,000	4,614,000	5,806,000
Page views of homepages of Travelzoo websites(1)	16,491,000	17,859,000	20,258,000
Average cost per acquisition of a new subscriber	$3.38	$3.55	$2.86
Revenue per employee	$245	$291	$322
Revenue per subscriber(2)	$7.32	$6.98	$8.62

Consolidated
Total Subscribers(1)	16,849,000	18,888,000	21,466,000
Page views of homepages of Travelzoo websites(1)	52,936,000	55,631,000	57,526,000
Average cost per acquisition of a new subscriber	$2.44	$2.28	$1.76
Revenue per employee	$522	$504	$441
Revenue per subscriber(2)	$6.96	$6.69	$7.85

(1)	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.

(2)	Annual revenue divided by number of subscribers at the beginning of the year.

Revenues

The following table sets forth the breakdown of revenues by type and segment for the years ended December 31, 2009, 2010 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment non-vouchers.

	Years Ended December 31,
	2009	2010	2011
	(In thousands, except percentage changes)
North America
Travel	$48,747	$53,693	$57,795
Search	23,778	24,914	23,980
Local	5,182	9,054	26,774

Total North America revenues	$77,707	$87,661	$108,549

Europe
Travel	$14,646	$21,786	$27,434
Search	1,409	2,404	5,089
Local	211	933	7,270

Total Europe revenues	$16,266	$25,123	$39,793

Revenue
Travel	$63,393	$75,479	$85,229
Search	25,187	27,318	29,069
Local	5,393	9,987	34,044

Total revenues	$93,973	$112,784	$148,342

North America

North America revenues increased $20.9 million from 2010 to 2011. This increase was primarily due to growth of Travel and Local revenues offset by a decrease in Search revenue. The increase in Travel revenue of $4.1 million was primarily due to the introduction of Getaways offset by lower Top 20 and Newsflash revenue related to airline consolidation and increased competition. The decrease in Search revenue of $934,000 was primarily due to the reduced number of clicks that generate revenue as a result from our reduced spending on traffic acquisition as well as lower average cost-per-click paid by our advertisers. The increase in Local revenue of $17.7 million was primarily due to the increased number of Local Deals sold.

North America revenues increased $10.0 million from 2009 to 2010. This increase was primarily due to growth of Travel, Search and Local revenues. The increase in Travel revenue of $4.9 million was primarily due to the increased number of emails delivered to our audience driven by advertiser demand offset by a lower average cost-per-email. The increase in Search revenue of $1.1 million was primarily due to the growth of the Fly.com product launched in February 2009. The increase in Local revenue of $3.9 million was primarily due to the launch of our Local Deals in August 2010.

Europe

Europe revenues increased $14.7 million from 2010 to 2011. This increase was due to growth of Travel, Search and Local revenues. The increase in Travel revenue of $5.6 million was primarily due to the introduction of Getaways, increase in Top 20 and Newsflash revenue from the increased number of emails delivered to our audience driven by advertiser demand and relatively stable average cost-per-email offset by some decrease due to increased competition and the economic uncertainty in Europe. The increase in Search revenue of $2.7 million was primarily due to the increased number of clicks that generate revenue as a result from increased spending on traffic acquisition as well as higher average cost-per-click paid by our advertisers. The increase in Local revenue of $6.3 million was primarily due to the launch of our Local Deals in late 2010.

Europe revenues increased $8.9 million from 2009 to 2010. This increase was primarily due to growth of Travel, Search and Local revenues. The increase in Travel revenue of $7.1 million was primarily due to the increased number of emails delivered to our audience driven by our growing audience with stable average cost-per-email. The increase in Search revenue of $996,000 was primarily due to the growth of the Fly.com product launched in Europe in the second half of 2009. The increase in Local revenue of $722,000 was primarily due to the increased number of emails delivered and the increase in average cost-per-email as well as the launch of our Locals Deals in late 2010.

Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $703,000 and $1.7 million for 2010 and 2011, respectively.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services, depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs; credit card fees, certain estimated subscriber refunds and customer service costs associated with Local Deals and Getaways vouchers that we sell, and salary expenses associated with network operations staff. Costs of revenue were $5.6 million, $7.3 million and $13.3 million for 2009, 2010 and 2011, respectively.

Cost of revenues increased $6.1 million from 2010 to 2011. This increase was primarily due to an increase in Local Deals and Getaways costs including $2.0 million in credit card fees, $1.6 million in subscriber refunds and $1.2 million of customer service and professional services costs. In addition, there was an increase of $625,000 in payments made to third-party partners of the Travelzoo Network.

Cost of revenues increased $1.6 million from 2009 to 2010. This increase was primarily due to a $547,000 increase in payments to third-party partners of Travelzoo Network, a $496,000 increase in traffic acquisition costs related to our Search products and a $262,000 increase in credit card fees related to Local Deals.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing, and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expense was $49.7 million, $54.5 million and $65.5 million for 2009, 2010 and 2011, respectively. Advertising expenses accounted for 61%, 58%, and 49% respectively, of sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising campaigns is to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness.

Sales and marketing expenses increased $11.0 million from 2010 to 2011. This increase was primarily due to a $10.2 million increase in salary and employee related expenses due in part to an increase in headcount, a $2.0 million dollar increase in television brand advertising expense, a $1.3 million increase in Search traffic acquisition costs, offset by a $2.8 million decrease in subscriber acquisition costs. Despite reduced subscriber acquisition spending, we believe we continued to add new subscribers due to factors such as our website requiring visitor’s to subscribe to view most deals and the traffic associated with the introduction for Local Deals and Getaways.

Sales and marketing expenses increased $4.7 million from 2009 to 2010. This increase was primarily due to a $2.6 million increase in salary and employee related expenses due in part to an increase in headcount, a $2.9 million increase in Search traffic acquisition costs due primarily to the growth of Fly.com launched during 2009, an $833,000 increase in trade and other marketing expenses, offset by a $1.5 million decrease in subscriber acquisition costs.

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets and general office expense. General and administrative expense was $24.9 million, $27.6 million and $34.5 million for 2009, 2010 and 2011, respectively.

General and administrative expenses increased $7.0 million from 2010 to 2011. This increase was primarily due to a $3.2 million increase in salary and employee related expenses due in part to an increase in headcount, a $2.3 million increase in rent, office and insurance expense due to the continuing expansion of our business, and a $1.1 million increase in professional services expense.

General and administrative expenses increased $2.6 million from 2009 to 2010. This increase was primarily due to a $757,000 increase in professional services expense, a $573,000 increase in rent, office and insurance expense, a $384,000 increase in salary and employee related expenses, a $251,000 increase in bank and merchant account fees, and a $251,000 increase in depreciation and amortization expense.

Settlement with State of Delaware

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to a previously-announced unclaimed property review. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation following a 2002 merger, as previously disclosed in the company’s report on Form 10-K. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were issuable only to persons who establish their eligibility as shareholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. Under the terms of the agreement, the Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims. The $20.0 million payment was recorded as an operating expense in 2011 and is presented as a separate line item within operating expenses on the income statement.

Interest Income and Other

Interest income and other consisted primarily of interest earned on cash, cash equivalents and restricted cash as well as income from Travelzoo Asia Pacific. Interest income and other was $61,000, $166,000 and $383,000 for 2009, 2010 and 2011, respectively. Interest income consisted primarily of interest earned on cash, cash equivalents and restricted cash. Interest income and other increased $217,000 from 2010 to 2011. This increase was primarily due to income related to Travelzoo Asia Pacific offset by decreased interest income from lower cash balances. Interest income and other increased by $105,000 from 2009 to 2010. This increase was primarily due to income related to Travelzoo Asia Pacific offset by increased interest income from higher cash balances.

Income Taxes

Our income is generally taxed in the U.S., Canada and our income tax provisions reflect federal, state and country statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $7.3 million, $10.3 million and $12.0 million for 2009, 2010 and 2011, respectively. Our effective tax rate was 53%, 44% and 78% for 2009, 2010 and 2011, respectively.

Our effective tax rate increased in 2011 compared to 2010 due primarily to the $20.0 million expense for the settlement with the State of Delaware was treated as having no recognizable tax benefits. Our effective tax rate decreased from 2009 to 2010 primarily due to the change of geographic mix of our income driven by lower Europe losses in 2010. We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.2 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2007 and are subject to California tax examinations for years after 2004. We are under examination by federal and state taxing authorities. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, we believe it is impractical to determine the amount and timing of these adjustments.

Discontinued Operations

On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We received $2.1 million, net of cash provided, and had a net receivable from Travelzoo (Asia) Limited and Travelzoo Japan K.K. of $1.1 million, which was paid in 2011. For the year ended December 31, 2009, we realized a gain of $3.4 million related to the sale of the net assets of the Asia Pacific business segment to Azzurro

Capital Inc. The resulting gain on the sale was reflected as an addition to additional paid-in capital as both the Company and Azzurro Capital Inc. were under the common control of Ralph Bartel. For the year ended December 31, 2009, we recorded a tax benefit of $4.4 million in discontinued operations for the tax benefit associated with the loss on investments in our Asia Pacific subsidiaries as a result of their dissolution.

Segment Information

North America

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Net revenues	$77,967	$87,858	$109,015
Income from operations	19,227	24,998	10,110
Income from operations as % of revenues	25%	28%	9%

North America revenues increased $21.2 million from 2010 to 2011 (see “Revenues” above). North America expenses increased $36.0 million from 2010 to 2011. This increase was primarily due to $20.0 million expense related to the settlement of the State of Delaware unclaimed property review, a $5.3 million increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, customer service and certain subscriber refunds, a $2.0 million dollar increase in television brand advertising expense and a $8.3 million salary and employee related expense due in part to a head count increase; offset by a $403,000 decrease in search traffic acquisition costs and $1.7 million decrease in subscriber acquisition cost.

North America revenues increased $9.9 million from 2009 to 2010 (see “Revenues” above). North America expenses increased $4.1 million from 2009 to 2010. This increase was primarily due to a $1.0 million increase in cost of revenue related to Local Deals and Getaways credit card fees and payments to third-party partners of the Travelzoo Network, a $901,000 increase in Search traffic acquisition costs and marketing, a $2.3 million increase in salary and employee related expense due in part to a head count increase; offset by a $1.5 million decrease in subscriber acquisition cost.

Europe

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Net revenues	$16,339	$25,230	$39,927
Income (loss) from operations	(5,463)	(1,489)	4,912
Income (loss) from operations as % of revenues	(33)%	(6)%	12%

Europe revenues increased $14.7 million from 2010 to 2011 (see “Revenues” above). Europe expenses increased $8.3 million from 2010 to 2011. This increase was primarily due to a $1.3 million increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, customer service and certain subscriber refunds, a $1.7 million increase in Search traffic acquisition costs and a $5.1 million salary and employee related expense due in part to a head count increase; offset by a $1.1 million decrease in subscriber acquisition cost.

Europe revenues increased $8.9 million from 2009 to 2010 (see “Revenues” above). Europe expenses increased $4.9 million from 2009 to 2010. This increase was primarily due to a $587,000 increase in cost of revenue related to Search costs related to Fly.com launched during 2009, a $2.0 million increase in Search traffic acquisition costs and marketing, a $686,000 increase in salary and employee related expense due in part to a head count increase and a $468,000 increase in professional services expenses.

Foreign currency movements relative to the U.S. dollar negatively impacted our income (loss) from our operations in Europe by approximately $71,000 and $119,000 for 2010 and 2011, respectively.

Liquidity and Capital Resources

As of December 31, 2011 we had $38.7 million in cash and cash equivalents. Cash and cash equivalents decreased from $41.2 million on December 31, 2010 primarily as a result of cash provided by operating activities, used in investing and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Net cash provided by operating activities	$5,125	$23,925	$15,631
Net cash (used) in investing activities	(3,752)	(3,527)	(2,460)
Net cash provided by (used in) financing activities	4,219	1,076	(14,816)
Effect of exchange rate changes on cash and cash equivalents	5	(66)	(795)

Net increase (decrease) in cash and cash equivalents	$5,597	$21,408	$(2,440)

Cash provided by or used in operating activities is net income or net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities decreased by $8.3 million from 2010 to 2011. This decrease in cash provided by operating activities was primarily due to a $9.8 million decrease in net income, resulting primarily from a $20.0 million settlement to the State of Delaware related to an unclaimed property review, and a $8.9 million decrease in our income tax receivable; offset by a $7.3 million increase in accounts payable and accrued expenses and a $2.2 million increase in accounts receivable.

Net cash provided by operating activities increased by $18.8 million from 2009 to 2010. This increase in cash provided by operating activities was primarily due to an $8.0 million increase in net income and a $10.1 million decrease in income tax receivable.

Net cash used in investing activities decreased by $1.0 million from 2010 to 2011. This decrease in net cash used in investing activities was primarily due to a $2.2 million decrease in purchases of restricted cash, offset by a $1.2 million increase in purchases of property and equipment.

Net cash used in investing activities decreased by $225,000 from 2009 to 2010. This decrease in net cash used in investing activities was primarily due to a $713,000 decrease in purchases of property and equipment and we used $1.8 million to purchase the Fly.com domain name in 2009; offset by a $2.2 million increase in the purchase of restricted cash.

Net cash used by financing activities was $14.8 million for 2011. Net cash provided by financing activities was $1.1 million for 2010. Net cash used by financing activities in 2011 was due to a $15.1 million repurchase of our common stock offset by proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options. The net cash used by financing activities in 2010 was from the cash received from the sale of our Asia Pacific business segment and the cash received from the exercise of stock options. The net cash provided by financing activities in 2010 resulted from the cash received from the sale of our Asia Pacific business segment.

On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review. If additional escheat claims are asserted in the future, the Company intends to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. The Company is not able to predict the amount or outcome of any future claims which might be asserted related to the unissued shares. The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. See Note 1 to the accompanying financial statements for further details.

In August 2011, our Board authorized a stock repurchase program that provided for the repurchase of up to 500,000 shares of our common stock. During the third quarter of 2011, we repurchased approximately $15.1 million of our common stock representing the entire authorized stock repurchases. Although no further stock repurchases are authorized by the Board, from time to time, the Board may authorize further stock repurchases.

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of our resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we would make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. Consistent with our growth, we have experienced a substantial increase in our sales and marketing and general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months, unanticipated events or a less favorable than expected development of our business may require us to sell additional equity or debt securities or establish credit facilities to raise capital in order to meet our capital requirements.

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

If the development of our business is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in certain markets with the objective of reducing cash outflow.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. pursuant to the terms of the Asset Purchase Agreements. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. The Company has not had significant ongoing involvement with the operations of the Asia Pacific operating segment and has not had any economic interests in the Asia Pacific operating segment following the sale. For the 10 months ended October 31, 2009, cash used in operating activities in Asia Pacific was $3.4 million. Further information concerning the transaction is provided in the Company’s reports on Form 8-K filed on October 5 and November 3, 2009 and in Note 12 to the accompanying consolidated financial statements.

The following summarizes our principal contractual commitments as of December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations	$4,493	$3,298	$1,622	$1,493	$1,137	$1,534	$13,577
Purchase obligations	733	17	—	—	—	—	750

Total commitments	$5,226	$3,315	$1,622	$1,493	$1,137	$1,534	$14,327

We also have contingencies related to net unrecognized tax benefits of approximately $1.9 million as of December 31, 2011, which we are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

Critical Accounting Policies

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, reserve for subscriber refunds, allowance for doubtful accounts, income tax and loss contingencies. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

We recognize revenue on arrangements in accordance with the SEC Staff Accounting Bulletin for revenue recognition. We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Effective January 1, 2011, we adopted ASU 2009-13. The adoption of this new accounting standard had no material impact on the Company’s consolidated results of operations. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

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

During the third quarter of 2010, the Company started selling vouchers for Local Deals and Getaways from local businesses such as spas, hotels and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.

Reserve for Subscriber Refunds

We record an estimated reserve for subscriber refunds based on our historical experience at the time revenue is recorded for Local Deals and Getaways voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserves for subscriber refunds. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our subscribers, additional reserves for subscriber refunds may be required.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. Our effective tax rate was 53%, 44% and 78% for 2009, 2010 and 2011, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, State unclaimed property claims or otherwise and several lawsuits, both class actions and derivative suits. Please refer to Note 3 to the consolidated financial statements for further details about our loss contingencies.

Recent Accounting Pronouncements

See “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivatives transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe will be translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies used by the foreign subsidiaries as their functional currency. We have performed a sensitivity analysis as of December 31, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of applicable foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in such foreign currency exchange rates would have resulted in an incremental $79,000 foreign exchange loss for the twelve month period ended December 31, 2011.

Item 8. Financial Statements and Supplementary Data

TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Travelzoo Inc.:

We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Travelzoo’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

Santa Clara, California

February 17, 2012

TRAVELZOO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,184	$38,744
Accounts receivable, less allowance for doubtful accounts of $386 and $400 at 2010 and 2011, respectively	13,290	13,340
Income tax receivable	264	3,625
Deposits	129	278
Prepaid expenses and other current assets	1,489	2,123
Deferred tax assets	1,411	1,754

Total current assets	57,767	59,864
Deposits, less current portion	279	776
Deferred tax assets, less current portion	349	344
Restricted cash	3,124	3,103
Property and equipment, net	3,425	3,557
Intangible assets, net	1,058	704

Total assets	$66,002	$68,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,931	$21,731
Accrued expenses	6,080	6,311
Deferred revenue	1,325	2,168
Deferred rent	218	114
Income tax payable	650	279

Total current liabilities	18,204	30,603

Long-term tax liabilities	1,449	2,225
Deferred rent, less current portion	460	761
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value per share (40,000 shares authorized; 16,444 shares issued and outstanding as of December 31, 2010, 16,462 shares issued and 15,962 shares outstanding as of December 31, 2011)	164	164
Treasury stock (at cost, 500 shares at December 31, 2011)	—	(15,123)
Additional paid-in capital	6,598	7,656
Retained earnings	40,165	43,484
Accumulated other comprehensive loss	(1,038)	(1,422)

Total stockholders’ equity	45,889	34,759

Total liabilities and stockholders’ equity	$66,002	$68,348

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2010	2011
	(In thousands, except per share amounts)
Revenues	$93,973	$112,784	$148,342
Cost of revenues	5,628	7,253	13,283

Gross profit	88,345	105,531	135,059

Operating expenses:
Sales and marketing	49,707	54,454	65,490
General and administrative	24,930	27,565	34,547
Settlement with State of Delaware	—	—	20,000

Total operating expenses	74,637	82,019	120,037

Income from continuing operations	13,708	23,512	15,022
Interest income and other income	61	166	383
Gain (loss) on foreign currency	(78)	(197)	(81)

Income from continuing operations before income tax expense	13,691	23,481	15,324
Income tax expense	7,273	10,324	12,005

Income from continuing operations	6,418	13,157	3,319
Loss from discontinued operations, net of tax	(5,642)	—	—
Income tax benefit related to dissolution of Asia Pacific business segment	4,409	—	—

Loss from discontinued operations	(1,233)	—	—

Net Income	$5,185	$13,157	$3,319

Basic net income (loss) per share from:
Continuing operations	$0.39	$0.80	$0.20
Discontinued operations	$(0.08)	$—	$—
Net income	$0.32	$0.80	$0.20
Diluted net income (loss) per share from:
Continuing operations	$0.39	$0.80	$0.20
Discontinued operations	$(0.08)	$—	$—
Net income	$0.32	$0.80	$0.20
Shares used in computing basic net income (loss) per share	16,408	16,444	16,315
Shares used in computing diluted net income (loss) per share	16,416	16,453	16,414

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2008	14,286	143	—	185	21,823	(1,388)	20,763
Proceeds from exercises of stock options	2,158	21	—	2,137	—	—	2,158
Stock-based compensation expense	—	—	—	94	—	—	94
Capital contribution from majority shareholder, net of receivable of $1.1 million	—	—	—	2,356	—	—	2,356
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	215	215
Net income	—	—	—	—	5,185	—	5,185

Total comprehensive income	—	—	—	—	—	—	5,400

Balances, December 31, 2009	16,444	164	—	4,772	27,008	(1,173)	30,771
Stock-based compensation expense	—	—	—	750	—	—	750
Capital contribution from majority shareholder	—	—	—	1,076	—	—	1,076
Comprehensive income:			—
Foreign currency translation adjustment	—	—		—	—	135	135

Net income	—	—	—	—	13,157	—	13,157

Total comprehensive income	—	—	—	—	—	—	13,292

Balances, December 31, 2010	16,444	164	—	6,598	40,165	(1,038)	45,889

Stock-based compensation expense	—	—	—	750	—	—	750
Proceeds from exercise of stock options	18	—	—	40	—	—	40

Repurchase of common stock	(500)	—	(15,123)	—	—	—	(15,123)
Tax benefit from stock option exercise	—	—	—	268	—	—	268
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(384)	(384)
Net income	—	—	—	—	3,319	—	3,319

Total comprehensive income	—	—	—	—	—	—	2,935

Balances, December 31, 2011	15,962	$164	$(15,123)	$7,656	$43,484	$(1,422)	$34,759

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Cash flows from operating activities:
Net income	$5,185	$13,157	$3,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,992	2,389	2,725
Deferred income taxes	139	(1,276)	(337)
Stock-based compensation	94	750	750
Provision for losses on accounts receivable	258	199	52
Tax benefit of stock option exercises	—	—	(268)
Foreign currency translation loss related to dissolution of Asia Pacific business segment	110	—	—
Net foreign currency effects	78	197	81
Changes in operating assets and liabilities:
Accounts receivable	(197)	(2,323)	(146)
Deposits	(15)	20	(667)
Income tax receivable	(4,352)	5,797	(3,093)
Prepaid expenses and other current assets	(357)	(413)	(584)
Accounts payable	877	3,232	12,074
Accrued expenses	77	1,830	256
Deferred revenue	160	498	853
Deferred rent	(163)	(72)	209
Income tax payable	—	630	(369)
Other non-current liabilities	1,239	(690)	776

Net cash provided by operating activities	5,125	23,925	15,631

Cash flows from investing activities:
Purchases of property and equipment	(1,992)	(1,279)	(2,460)
Purchases of restricted cash	—	(2,248)	—
Purchases of intangible assets	(1,760)	—	—

Net cash (used in) investing activities	(3,752)	(3,527)	(2,460)

Cash flows from financing activities:
Proceeds from stock option exercises	2,158	—	40
Tax benefit from exercise of stock options	—	—	268
Repurchase of common stock	—	—	(15,123)
Proceeds from sale of Asia Pacific business segment, net of cash provided	2,061	1,076	—

Net cash provided by (used in) financing activities	4,219	1,076	(14,815)

Effect of exchange rate changes on cash and cash equivalents	5	(66)	(796)

Net increase (decrease) in cash and cash equivalents	5,597	21,408	(2,440)
Cash and cash equivalents at beginning of year	14,179	19,776	41,184

Cash and cash equivalents at end of year	$19,776	$41,184	$38,744

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$5,760	$5,857	$15,025

See accompanying notes to consolidated financial statements

TRAVELZOO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2010, and 2011

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

Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. Recently, we launched Local Deals and Getaways, new services that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.

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

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.3% of the outstanding shares as of February 15, 2012.

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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each outstanding share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2011, there were 15,961,553 shares of common stock outstanding.

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo, which have not been claimed by former stockholders of Travelzoo.com as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.

The Company is subject to unclaimed property audits by most States in the U.S.; several States have notified the Company of their intention to perform an audit of unclaimed property. As of December 31, 2011, there is no significant asserted claim by any State in regards to unclaimed property liability for the Company.

If additional escheat claims are asserted in the future, the Company intends to challenge the applicability of escheat rights related to shares of Travelzoo, which have not been claimed by former stock holders of Travelzoo.com; in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the amount or outcome of any future claims which might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $153,000 for these cash payments for the twelve months ended December 31, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the actual number of valid claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares (representing approximately $24.6 million based upon the Company’s stock price at the end of 2011) had not submitted claims under the program as of December 31, 2011.

(b) Revenue Recognition

The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com. The Company also generates revenue from the sale of vouchers through our Local Deals and Getaways e-mail alert services.

The Company recognizes revenues in accordance with the SEC Staff Accounting Bulletin for revenue recognition. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Effective January 1, 2011, we adopted ASU 2009-13. The adoption of this new accounting standard had no material impact on the Company’s consolidated results of operations.

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

(c) Reserve for Subscriber Refunds

We record an estimated reserve for subscriber refunds based on our historical experience at the time revenue is recorded for Local Deals and Getaway voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserves for subscriber refunds. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our subscribers, additional reserves for subscriber refunds may be required.

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

(d) Allowance for Doubtful Accounts

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

(e) Net Income (Loss) Per Share

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

	Year Ended December 31,
	2009	2010	2011
Net income (loss):
Net income from continuing operations, net of tax	$6,418	$13,157	$3,319
Loss from discontinued operations, net of tax	(1,233)	—	—

Net income	$5,185	$13,157	$3,319

Weighted average common shares	16,408	16,444	16,315
Effect of dilutive securities — stock options	8	9	99

Diluted weighted average common shares	16,416	16,453	16,414

Basic net income (loss) per share from:
Continuing operations	$0.39	$0.80	$0.20
Discontinued operations	$(0.08)	$—	$—
Net income	$0.32	$0.80	$0.20
Diluted net income (loss) per share from:
Continuing operations	$0.39	$0.80	$0.20
Discontinued operations	$(0.08)	$—	$—
Net income	$0.32	$0.80	$0.20

Options to purchase 300,000 and 75,000 shares of common stock have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2009 and December 31, 2010, respectively, as their effect was anti-dilutive. All options outstanding as of December 31, 2011 were included in the computation of diluted net income per share for the year ended December 31, 2011.

(f) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

(g) Property and Equipment

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

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2011
Computer hardware and software	$2,687	$2,952
Office equipment and office furniture	2,834	4,760
Capitalized internal-use software and website development	1,319	1,319
Leasehold improvements	1,182	1,301

	8,022	10,332
Less accumulated depreciation and amortization	(4,597)	(6,775)

Total	$3,425	$3,557

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 5 years for computer hardware and software, capitalized internal-use software and website development costs, and office equipment and office furniture. The Company depreciates leasehold improvements over the term of the lease or the estimated useful life of the asset, whichever is shorter. Depreciation expense was $1.5 million, $2.0 million, and $2.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

As of December 31, 2009, 2010 and 2011, our capitalized internal-use software and website development costs, net of accumulated amortization, were $905,000, $465,000 and $31,000, respectively. For the years ended December 31, 2009, 2010 and 2011, we recorded amortization of capitalized internal-use software and website development costs of $409,000, $440,000 and $434,000, respectively.

(h) Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2010	2011
Acquired amortized intangible assets:
Internet domain names	$2,117	$2,117
Less accumulated amortization	(1,059)	(1,413)

Total	$1,058	$704

Intangible assets have a useful life of 5 years. Amortization expense was $357,000, $354,000 and $354,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

In January 2009, the Company purchased the Fly.com domain name for $1.8 million.

Future amortization expense related to intangible assets at December 31, 2011 is as follows (in thousands):

Year ended December 31,
2012	$354
2013	350

$704

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

(i) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase.

(j) Advertising Costs

Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $30.4 million, $31.6 million and $32.0 million for the years ended December 31, 2009, 2010, and 2011, respectively. In the years ended December 31, 2009, 2010 and 2011, approximately $14.9 million, $16.1 million, and $19.5 million, respectively, of advertising services was purchased from the Company’s advertisers under non-barter agreements and recorded in sales and marketing expense.

(k) Income Taxes

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

(l) Comprehensive Income (Loss)

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

The following are components of comprehensive income (in thousands):

	Year Ended December 31,
	2009	2010	2011
Net income	$5,185	$13,157	$3,319
Other comprehensive income:
Foreign currency translation adjustments	215	135	(384)

Total comprehensive income	$5,400	$13,292	$2,935

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of cumulative foreign currency translation adjustments.

(m) Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the FASB accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the years ended December 31, 2009, 2010 and 2011.

(n) Stock-Based Compensation

The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. Total stock-based compensation for the years ended December 31, 2009, 2010 and 2011 was $94,000, $750,000 and $750,000, respectively. See Note 6 for a further discussion on stock-based compensation.

(o) Foreign Currency

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

(p) Certain Risks and Uncertainties

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2010 and December 31, 2011, the Company did not have any customers that accounted for 10% or more of its accounts receivable.

(q) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2010-06, a new accounting standard, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this new accounting standard on January 1, 2012 and does not expect the adoption of this new accounting standard will have a material impact on the Company’s consolidated results of operations and financial condition.

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

(2) Financial Instruments

At December 31, 2011, restricted cash consisted of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value. The fair value of these financial assets was determined using the following inputs at December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,665	$5,665	$—	$—

Total	$5,665	$5,665	$—	$—

There have been no changes in level 2 and level 3 investments for the period ending December 31, 2011.

(3) Commitments and Contingencies

On August 9, 2011, a purported class action lawsuit in the United States District Court for the Southern District of New York, Tomlinson v. Travelzoo Inc., et al., was commenced against the Company and certain former and current officers and directors. Another putative class action lawsuit, Steamfitters Local 449 Pension Fund v. Travelzoo Inc., et al., was also filed in that court and asserted substantially similar claims against the same defendants. Pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), the two putative class action lawsuits were consolidated and a lead plaintiff was selected. On January 6, 2012, a Consolidated and Amended Class Action Complaint was filed. The complaint asserts claims under Section 10(b) and 20(a) pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) alleging that between March 16, 2011 and July 21, 2011, the Company and/or the individual defendants purportedly issued materially false and misleading statements. In particular, the complaint asserts, among other things, allegations challenging certain statements relating to the Company’s growth. The complaint also makes allegations regarding the Company's Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suits vigorously.

In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. On October 19, 2011, the Blatt action was voluntarily dismissed. The Court consolidated all of the pending derivative actions and appointed lead counsel. On January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserts a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as

Azzurro Capital, Inc. The derivative action makes allegations regarding the Company's Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information.

On January 27, 2012, a purported shareholder of Travelzoo commenced a suit in the Supreme Court of New York that allegedly asserts claims derivatively on behalf of Travelzoo, Inc. for breaches of fiduciary duty against Travelzoo’s board of directors. The complaint also asserts claims for breaches of fiduciary duty and unjust enrichment against Ralph Bartel and Azzurro Capital Inc. The complaint challenges Travelzoo’s sale of its Asia Pacific division for $3.6 million to Azzurro and alleges that the transaction was not entirely fair to the Company.

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating lease agreements which expire between February 29, 2012 and March 15, 2022. Rent expense was $3.8 million, $4.0 million and $4.7 million for the years ended December 31, 2009, 2010, and 2011, respectively. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The future minimum rental payments under these operating leases as of December 31, 2011 were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Minimum rental payments	$4,493	$3,298	$1,622	$1,493	$1,137	$1,534	$13,577

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo, which have not been claimed by former stockholders of Travelzoo.com as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.

The Company is subject to unclaimed property audits by most States in the U.S.; several States have notified the Company of their intention to perform an audit of unclaimed property. As of December 31, 2011, there is no significant asserted claim by any State in regards to unclaimed property liability for the Company.

If additional escheat claims are asserted in the future, the Company intends to challenge the applicability of escheat rights related to shares of Travelzoo, which have not been claimed by former stockholders of Travelzoo.com; in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company is not able to predict the amount or outcome of any future claims which might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $153,000 for these cash payments for the twelve months ended December 31, 2011. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation. Since the total cost of the program is not reliably estimable, the amount of expense recorded in a period is equal to the actual number of valid claims received during the period multiplied by (i) the number of shares held by each individual former stockholder and (ii) the applicable settlement price based on the recent price of our common stock at the date the claim is received as stipulated by the program. Assuming 100% of the requests from 1998 were valid, and after taking into account the settlement with the State of Delaware referred to above in Note 1, former stockholders of Travelzoo.com Corporation holding approximately 1.0 million shares (representing approximately $24.6 million based upon the Company’s stock price at the end of 2011) had not submitted claims under the program as of December 31, 2011.

(4) Other Balance Sheet Items

The details of prepaid expenses and other current assets as of December 31, 2010 and 2011 were as follows (in thousands):

	December 31,
	2010	2011
Prepaid expenses	$1,384	$1,642
Other current assets	105	481

Total prepaid expenses and other current assets	$1,489	$2,123

The details of changes to the allowance for doubtful accounts and reserve for subscriber refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for subscriber refunds
Balance at December 31, 2008	$357	$—

Additions — charged to costs and expenses, net	159	—
Additions — recoveries of amounts previously charged-off	99	—
Deductions — write-offs	(114)	—

Balance at December 31, 2009	501	—
Additions — charged to costs and expenses, net	139	70
Additions — recoveries of amounts previously charged-off	60	—
Deductions — write-offs	(314)	—

Balance at December 31, 2010	386	70
Additions — charged to costs and expenses, or contra revenue, net	173	1,931
Additions — recoveries of amounts previously charged-off	(123)	—
Deductions — write-offs	(36)	(1,108)

Balance at December 31, 2011	$400	$893

Local Deals and Getaway merchant payable included in accounts payable was zero and $16.0 million, as of December 31, 2010 and 2011, respectively.

The details of accrued expenses as of December 31, 2010 and 2011 were as follows (in thousands):

	December 31,
	2010	2011
Accrued advertising expense	$2,077	$1,148
Accrued compensation expense	1,899	2,923
Accrued payments to merchants	1,353	244
Other accrued expenses	681	1,103
Reserve for subscriber refunds	70	893

Total accrued expenses	$6,080	$6,311

(5) Income Taxes

The components of income (loss) from continuing operations before income tax expense for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	2009	2010	2011
U.S.	$17,879	$23,108	$7,252
Foreign	(4,188)	373	8,072

	$13,691	$23,481	$15,324

Income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2010, and 2011 consisted of the following current and deferred components categorized by federal, state and foreign jurisdictions. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the table below:

	Current	Deferred	Total
	(In thousands)
2009:
Federal	$5,872	$(144)	$5,728
State	1,638	(93)	$1,545

	$7,510	$(237)	$7,273

2010:
Federal	$8,512	$(1,102)	$7,410
State	2,458	(174)	2,284
Foreign	630	—	630

	$11,600	$(1,276)	$10,324

2011:
Federal.	$10,820	$(357)	$10,463
State	591	1	592
Foreign	950	—	950

	$12,361	$(356)	$12,005

During 2011, an income tax benefit of $268,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense from continuing operations for the years ended December 31, 2009, 2010 and 2011 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2009	2010	2011
Federal tax at statutory rates	$4,792	$8,218	$5,363
State taxes, net of federal income tax benefit	1,004	1,488	385
Foreign losses not benefited	1,434	500	—
Utilization of net operating loss with a full valuation allowance	—	—	(1,235)
Settlement with the State of Delaware	—	—	7,000
Non-deductible expenses and other	43	118	492

Total income tax expense	$7,273	$10,324	$12,005

Operating losses incurred in the foreign subsidiaries were treated as having no recognizable tax benefit.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2011, are as follows (in thousands):

	2010	2011
Deferred tax assets:
Foreign net operating loss carryforwards	$6,246	$4,762
State income taxes	858	651
Accruals and allowances	622	1,118
Capital loss	1,787	1,754
Deferred revenue	342	631
Deferred rent	279	219

Total deferred tax assets	10,134	9,135
Valuation allowance	(8,033)	(6,516)

Total deferred tax assets net of valuation allowance	2,101	2,619

Deferred tax liabilities:
US tax on undistributed earnings	(77)	(251)
Property, equipment and intangible assets	(263)	(270)

Total deferred tax liabilities	(340)	(521)

Net deferred tax assets	$1,761	$2,098

The Company has a valuation allowance of approximately $4.8 million as of December 31, 2011 related to foreign net operating loss carryforwards of approximately $18.3 million for which it is more likely than not that the tax benefit will not be realized. These net operating loss carryforwards do not expire. The Company also has a valuation allowance of $1.8 million as of December 31, 2011 related to the capital loss carryforward of $4.5 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the capital loss carryforward will expire in 2014. The total amount of the valuation allowance represented a decrease of approximately $1.5 million from the amount recorded as of December 31, 2010 and was primarily due to the utilization of foreign net operating loss carryforwards and a decrease in valuation allowance recorded against the net operating loss carryforwards and capital loss carryforwards due to the change in tax rates in 2011.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.2 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2011, the Company had approximately $1.9 million in total unrecognized tax benefits, approximately $321,000 in accrued interest, of which $238,000 accrued in 2011, and approximately $70,000 in accrued penalties, of which $70,000 accrued in 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2009	$788
Increase related to prior year tax positions	44
Decrease related to prior year tax positions	—
Increase related to current year tax positions	1,210
Settlements	—
Lapse of statute of limitations	(39)

Unrecognized tax benefits balance at December 31, 2009	2,003
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	(224)
Increase related to current year tax positions	—
Settlements	(413)
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2010	1,366
Increase related to prior year tax positions	510
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	(42)
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2011	$1,834

At December 31, 2011, unrecognized tax benefits of approximately $221,000, if recognized, would favorably affect the Company’s effective income tax rate. Unrecognized tax benefits of approximately $1.6 million, if recognized, would be recorded in discontinued operations. The Company is in various stages of multiple year examinations by federal and state taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2007 and is subject to California tax examinations for years after 2004.

(6) Stock-based Compensation and Stock Options

The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For fiscal year 2011, the Company recorded $268,000 of excess tax benefit.

In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expired in October 2011. During the years ended December 31, 2004, 2005, 2008 and 2011, 150,000 options, 17,275 options, 30,000 options and 12,725 options, respectively, were exercised.

In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expire in March 2012. During the years ended December 31, 2004, 2008 and 2011, 23,589 options, 5,000 options and 5,000 options, respectively, were exercised.

In January 2009, 2,158,349 options were exercised at $1.00 per share. As described in Note 1, these options were granted in 2001 as part of the combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel.

In November 2009, the Company granted to one if its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97. 75,000 options vest and become exercisable annually starting in July 1, 2011. The options expire in November 2019. As of December 31, 2011, 75,000 of the options are vested and 300,000 options are outstanding. Total stock-based compensation for fiscal years 2009, 2010 and 2011 was $94,000, $750,000 and $750,000, respectively.

The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2009. The Company does not have enough historical exercise data to estimate the expected life of the options and therefore used an expected life of 6.25 years, as defined under the simplified method. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations

The fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2009
Weighted-average fair value of options granted per share	$11.56
Historical volatility	93%
Risk-free interest rate	2.56%
Dividend yield	—
Expected life in years	6.25

As of December 31, 2011, there was approximately $1.9 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 2.5 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Option activity as of December 31, 2011 and changes during the years ended December 31, 2009, 2010, and 2011 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2009	2,176,074	$1.01	2.09 years	$9,900
Options granted	300,000	$14.97
Exercised	(2,158,349)	$1.00

Outstanding at December 31, 2009	317,725	$14.26	9.44 years	$177

Exercisable and fully vested at December 31, 2009	17,725	$2.28	1.95 years	$177
Outstanding at January 1, 2010	317,725	$14.26
Outstanding at December 31, 2010	317,725	$14.26	8.44 years	$8,616

Exercisable and fully vested at December 31, 2010	17,725	$2.28	0.95 years	$693
Outstanding at January 1, 2011	317,725	$14.26
Exercised	(17,725)	$2.28

Outstanding at December 31, 2011	300,000	$14.97	7.89 years	$2,883

Exercisable and fully vested at December 31, 2011	75,000	$14.97	7.89 years	$721

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2009, 2010, and 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009, 2010, and 2011. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

The total intrinsic value of options exercised in the year ended December 31, 2009 was $9.1 million and the total intrinsic value of options exercised in the year ended December 31, 2011 was $628,000.

Outstanding options at December 31, 2011 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$14.97	300,000	7.89 years	$14.97	75,000	7.89 years	$14.97

In January 2012, the Company granted, subject to shareholder approval, certain employees options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting in January 23, 2013. The options expire in November 2022.

(7) Stock Repurchase Program

In August 2011, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 shares of common stock. The repurchase program assists in offsetting the impact of dilution from employee equity compensation and was based upon market conditions and consideration of capital allocation. During the three months ended September 30, 2011, the Company purchased 500,000 shares of common stock for an aggregate purchase price of $15.1 million and completed the share repurchases under this program. The 500,000 shares repurchased are recorded as part of treasury stock as of December 31, 2011.

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

The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2011:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$108,549	$39,793	$—	$148,342
Intersegment revenues	466	134	(600)	—

Total net revenues	109,015	39,927	(600)	148,342

Operating income (loss)	10,110	4,912	—	15,022

Year Ended December 31, 2010:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$87,661	$25,123	$—	$112,784
Intersegment revenues	197	107	(304)	—

Total net revenues	87,858	25,230	(304)	112,784

Operating income (loss)	24,998	(1,489)	3	23,512

Year Ended December 31, 2009:	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$77,707	$16,266	$—	$93,973
Intersegment revenues	260	73	(333)	—

Total net revenues	77,967	16,339	(333)	93,973

Operating income (loss)	19,227	(5,463)	(56)	13,708

As of December 31, 2011:	North America	Europe	Elimination	Consolidated
Long-lived assets:	$3,668	$593	$—	$4,261
Total assets	75,238	26,210	(33,100)	68,348

As of December 31, 2010:	North America	Europe	Elimination	Consolidated
Long-lived assets:	$4,329	$154	$—	$4,483
Total assets	85,658	10,490	(30,146)	66,002

Revenue for each segment is recognized from the locations within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the years ended December 31, 2009, 2010 and 2011, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2011 and 2010, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues by type and segment for the years ended December 31, 2009, 2010 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment non-vouchers.

	Year Ended December 31,
	2009	2010	2011
	(In thousands, except percentage changes)
North America
Travel	$48,747	$53,693	$57,795
Search	23,778	24,914	23,980
Local	5,182	9,054	26,774

Total North America revenues	$77,707	$87,661	$108,549

Europe
Travel	$14,646	$21,786	$27,434
Search	1,409	2,404	5,089
Local	211	933	7,270

Total Europe	$16,266	$25,123	$39,793

Revenue
Travel	$63,393	$75,479	$85,229
Search	25,187	27,318	29,069
Local	5,393	9,987	34,044

Total revenues	$93,973	$112,784	$148,342

(9) Employee Benefit Plan

The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for our international employees. The Company’s contributions to these benefit plans were approximately $705,000, $902,000 and $1.2 million for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, respectively.

(10) Related Party Transaction

In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered for the year ended December 31, 2010 totaled approximately $275,000. Fees for these services rendered during the 9 months ended September 30, 2011 totaled approximately $311,000. On October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by the Ralph Bartel 2005 Trust, on behalf of itself. Ralph Bartel, the

Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of the Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $89,000 and $422,000 as of December 31, 2010 and 2011, respectively, and were related primarily to fees under the Hosting Agreement and Referral Agreement. The $89,000 and $422,000 are part of prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. See Note 11 to the accompanying consolidated financial statements for a further discussion on the sale of the Company’s Asia Pacific operating segment.

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

The following table presents the revenues and the components of loss from discontinued operations, net of tax (in thousands):

	Twelve Months Ended December 31
	2009	2010	2011
Revenues	$2,134	$—	$—
Cost of revenues	173	—	—

Gross profit	1,961	—	—

Operating expenses:
Sales and marketing	3,821	—	—
General and administrative	3,828	—	—

Total operating expenses	7,649	—	—

Operating loss from discontinued operations	(5,688)	—	—
Other income and (expense)	(33)	—	—
Income tax benefit	79	—	—

Loss from discontinued operations	(5,642)	—	—
Income tax benefit related to dissolution of Asia Pacific business segment	4,409	—	—

Loss from discontinued operations, net of tax	$(1,233)	$—	$—

(12) Unaudited Quarterly Information

The following represents unaudited quarterly financial data for 2010 and 2011:

	Quarters Ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
	(In thousands, except per share amounts)
Revenues	28,518	$28,106	$27,693	$28,468	$36,960	$37,565	$38,661	$35,156

Cost of revenues	1,653	1,616	1,742	2,241	2,442	2,940	4,221	3,680

Gross profit	26,865	26,490	25,951	26,227	34,518	34,625	34,440	31,476
Operating expenses:
Sales and marketing	14,993	14,049	13,630	11,783	16,131	18,701	16,737	13,921
General and administrative	6,712	6,505	6,616	7,732	8,394	8,295	8,478	9,380
Settlement with State of Delaware	—	—	—	—	20,000	—	—	—

Total operating expenses	21,705	20,554	20,246	19,515	44,525	26,996	25,215	23,301
Operating income(loss) from continuing operations	5,160	5,936	5,705	6,712	(10,007)	7,629	9,225	8,175
Interest income and other income	42	45	45	34	32	43	52	255
Gain (loss) on foreign currency	(209)	—	20	(8)	31	(1)	(52)	(58)

Income (loss) from continuing operations before income tax expense	4,993	5,981	5,770	6,738	(9,944)	7,671	9,225	8,372
Income tax expense	2,519	2,734	2,120	2,951	4,011	2,752	3,298	1,944

Income (loss) from continuing operations, net of tax	2,474	3,247	3,650	3,787	(13,955)	4,919	5,927	6,428
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—

Net income (loss)	$2,474	$3,247	$3,650	$3,787	$(13,955)	$4,919	$5,927	$6,428

Basic net income (loss) per share from
Continuing operations	$.15	$.20	$.22	$.23	$(.85)	$.30	$.36	$.40
Discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$.15	$.20	$.22	$.23	$(.85)	$.30	$.36	$.40
Diluted net income (loss) per share from:
Continuing operations	$.15	$.20	$.22	$.23	$(.85)	$.30	$.36	$.40
Discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$.15	$.20	$.22	$.23	$(.85)	$.30	$.36	$.40

Item	9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/    CHRISTOPHER LOUGHLIN

Christopher Loughlin

Chief Executive Officer

/s/    GLEN CEREMONY

Glen Ceremony

Chief Financial Officer

February 16, 2012

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2011 and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of Travelzoo as of March 1, 2011.

Name	Age	Position
Christopher Loughlin	38	Chief Executive Officer
Glen Ceremony	44	Chief Financial Officer
Shirley Tafoya	48	President, North America

Christopher Loughlin, has served as Chief Executive Officer since July 2010 after service as Executive Vice President, Europe from May 2005 to June 2011 and Vice President of Business Development from 2001 to April 2005. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York.

Glen Ceremony, has served as Chief Financial Officer since June 2011. From October 2004 to June 2011, Mr. Ceremony worked at Ebay, Inc. and most recently served as Corporate Controller. In 2004, Mr. Ceremony was Senior Director of Global Finance Audit at Electronic Arts Inc. From 1998 to 2004 Mr. Ceremony worked at PWC LLP and from 1990 to 1998 he was at Coopers & Lybrand LLP. Mr. Ceremony received his B.S. in Business Administration from California State University, Sacramento.

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

Item 11. Executive Compensation

Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

TRAVELZOO INC.

By:	/s/ GLEN CEREMONY
Glen Ceremony
Chief Financial Officer

Date: February 16, 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Glen Ceremony as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board	February 16, 2012
Holger Bartel

/s/ CHRISTOPHER LOUGHLIN	Chief Executive Officer	February 16, 2012
Christopher Loughlin

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	February 16, 2012
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	February 16, 2012
Ralph Bartel

/s/ DAVID J. EHRLICH	Director	February 16, 2012
David J. Ehrlich

/s/ DONOVAN NEALE-MAY	Director	February 16, 2012
Donovan Neale-May

/s/ KELLY M. URSO	Director	February 16, 2012
Kelly M. Urso

EXHIBIT INDEX

Exhibit Number		Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)

10.3	—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo Inc. and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)

10.4	—	Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo Inc., Travelzoo K.K., Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.5	—	Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo Inc., Travelzoo (Asia Pacific) Limited, Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.6	—	Option Agreement, dated September 30, 2009, between Travelzoo Inc. and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.7*	—	Employment Agreement between Travelzoo Inc. and Christopher Loughlin dated November 18, 2009 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed November 23, 2009)

10.8*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Christopher Loughlin dated November 18, 2009 (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed November 23, 2009)

10.9*	—	Employment Agreement, dated August 4, 2011 between Shirley Tafoya and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2010)

10.10*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo Inc. Form 8-K (File No. 000-50171), filed May 20, 2011)

10.11*	—	Employment Agreement, dated October 1, 2011 between Holger Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed October 28, 2011)

21.1‡	—	Subsidiaries of Travelzoo Inc.

23.1‡	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (included on signature page)

Exhibit Number		Description

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.