Form 10-Q
period 2012-03-31
TRAVELZOO INC
filed 2012-04-30
CIK 1133311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of Travelzoo common stock outstanding as of April 27, 2012 was 15,961,553 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,559	$38,744
Accounts receivable, less allowance for doubtful accounts of $499 and $400 as of March 31, 2012 and December 31, 2011, respectively	14,655	13,340
Income tax receivable	2,780	3,625
Deposits	402	278
Prepaid expenses and other current assets	2,444	2,123
Deferred tax assets	1,755	1,754

Total current assets	70,595	59,864
Deposits, less current portion	807	776
Deferred tax assets, less current portion	344	344
Restricted cash	3,097	3,103
Property and equipment, net	3,674	3,557
Intangible assets, net	616	704

Total assets	$79,133	$68,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,420	$21,731
Accrued expenses	12,010	6,311
Deferred revenue	2,316	2,168
Income tax payable	—	279
Deferred rent	99	114

Total current liabilities	36,845	30,603

Long-term tax liabilities	2,276	2,225
Deferred rent, less current portion	712	761
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,462 shares issued and 15,962 shares outstanding as of March 31, 2012 and December 31, 2011)	164	164
Treasury stock (at cost, 500 shares at December 31, 2011)	—	(15,123)
Additional paid-in capital	7,943	7,656
Retained earnings	32,108	43,484
Accumulated other comprehensive loss	(915)	(1,422)

Total stockholders’ equity	39,300	34,759

Total liabilities and stockholders’ equity	$79,133	$68,348

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$39,333	$36,960
Cost of revenues	4,054	2,442

Gross profit	35,279	34,518

Operating expenses:
Sales and marketing	16,265	16,131
General and administrative	9,444	8,394
Unexchanged merger shares	3,000	20,000

Total operating expenses	28,709	44,525

Income (loss) from operations	6,570	(10,007)
Other income and expense, net	99	63

Income (loss) before income taxes	6,669	(9,944)
Income taxes	2,922	4,011

Net income (loss)	$3,747	$(13,955)

Basic net income (loss) per share	$0.23	$(0.85)
Diluted net income (loss) per share	$0.23	$(0.85)
Shares used in computing basic net income (loss) per share	15,962	16,451
Shares used in computing diluted net income (loss) per share	16,019	16,451

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	(00,000)	(00,000)
	Three Months Ended March 31,
	2012	2011
Net income (loss)	$3,747	$(13,955)

Other Comprehensive Income:
Foreign currency translation adjustment	507	222

Total comprehensive income (loss)	$4,254	$(13,733)

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,747	$(13,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	627	643
Deferred income tax	—	86
Stock-based compensation	287	187
Provision for losses on accounts receivable	108	18
Tax benefit of stock option exercise	—	(268)
Net foreign currency effect	(35)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(1,271)	(2,918)
Deposits	(132)	(561)
Income tax receivable	845	264
Prepaid expenses and other current assets	(295)	193
Accounts payable	460	3,436
Accrued expenses	5,619	23,433
Deferred revenue	134	19
Deferred rent	(75)	13
Income tax payable	(284)	89
Other non-current liabilities	52	14

Net cash provided by operating activities	9,787	10,662

Cash flows from investing activities:
Purchases of property and equipment	(678)	(699)

Net cash used in investing activities	(678)	(699)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	40
Tax benefit of stock option exercise	—	268

Net cash provided by financing activities	—	308
Effect of exchange rate changes on cash and cash equivalents	706	243

Net increase in cash and cash equivalents	9,815	10,514
Cash and cash equivalents at beginning of period	38,744	41,184

Cash and cash equivalents at end of period	$48,559	$51,698

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes, net	$2,309	$(3,558)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: The Company and Basis of Presentation

Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 25 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc.

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

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.3% of the outstanding shares as of April 27, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the SEC on February 21, 2012.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period, and the Company makes no representations related thereto.

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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each outstanding share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2012, there were 15,961,553 shares of common stock outstanding.

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

During March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. As of March 31, 2012, the firm representing these States in the reviews had presented to the Company preliminary findings which relate primarily to the unexchanged merger shares that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger shares contingency, the ultimate resolution of this matter, may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of March 2012, the cost to the Company would be approximately $20.0 million in excess of the amount accrued. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company intends to continue to challenge the applicability of escheat rights, in that, among other reasons, the identity, residency, and eligibility of the holders in question cannot be determined. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were required to confirm their compliance with these conditions, and were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares. If claims are asserted by persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In response to the pending reviews referred to above, and in response to other persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares.

The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $11,000 for these cash payments for the three months ended March 31, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

Note 2: Net Income (Loss) Per Share

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic net income (loss) per share:
Net income (loss)	$3,747	$(13,955)
Weighted average common shares	15,962	16,451

Basic net income (loss) per share	$0.23	$(0.85)

Diluted net income (loss) per share:
Net income (loss)	$3,747	$(13,955)

Weighted average common shares	15,962	16,451
Effect of dilutive securities: stock options	57	—

Diluted weighted average common shares	16,019	16,451

Diluted net income (loss) per share	$0.23	$(0.85)

For the three months ended March 31, 2012 and 2011, options to purchase 100,000 shares and 300,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments

At March 31, 2012, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as level 1. The fair value of these financial assets was determined using the following inputs at March 31, 2012 and December 31, 2011(in thousands):

	quoted prices in	quoted prices in	quoted prices in	quoted prices in
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at March 31, 2012
Money market funds	$9,559	$9,559	$—	$—

Total	$9,559	$9,559	$—	$—

Balance at December 31, 2011
Money market funds	$5,665	$5,665	$—	$—

Total	$5,665	$5,665	$—	$—

At March 31, 2012, cash, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Cash is categorized as Level 1 and accounts receivable and accounts payable are categorized as Level 2.

There have been no changes in Level 1, Level 2 and Level 3 and no changes in valuation techniques for these assets or liabilities for the three months ended March 31, 2012.

Note 4: Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Internet domain names	$2,117	$2,117
Less accumulated amortization	1,501	1,413

Total	$616	$704

Intangible assets have a useful life of 5 years. For the three months ended March 31, 2012 and 2011, amortization expense was $88,000 for each period.

Future expected amortization expense related to intangible assets at March 31, 2012 is as follows (in thousands):

March 31,
2012	266
2013	350

Total	$616

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Note 5: Commitments and Contingencies

On August 9, 2011, a purported class action lawsuit in the United States District Court for the Southern District of New York, Tomlinson v. Travelzoo Inc., et al., was commenced against the Company and certain former and current officers and directors. Another putative class action lawsuit, Steamfitters Local 449 Pension Fund v. Travelzoo Inc., et al., was also filed in that court and asserted substantially similar claims against the same defendants. Pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), the two putative class action lawsuits will be consolidated and a lead plaintiff will be selected. On January 6, 2012, a Consolidated and Amended Class Action Complaint was filed. The complaint asserts claims under Section 10(b) and 20(a) pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) alleging that between March 16, 2011 and July 21, 2011, the Company and/or the individual defendants purportedly issued materially false and misleading statements. In particular, the complaint asserts, among other things, allegations challenging certain statements relating to the Company’s growth. The complaint also makes allegations regarding the Company’s Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suits vigorously.

In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. The shareholder derivative actions assert that the defendants breached their fiduciary duties under state law by issuing materially false and misleading statements. The actions also allege that certain defendants purportedly sold stock while in possession of material non-public information. The Kitt action also includes a claim under Section 14(a) of the Exchange Act that alleges that the Company’s May 2, 2011 proxy statement was materially false and misleading. On October 19, 2011, the Blatt action was voluntarily dismissed. Plaintiffs in the shareholder derivative actions have moved to consolidate the related actions and to appoint lead counsel and liaison counsel. On January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserts a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as Azzurro Capital, Inc. The derivative action makes allegations regarding the Company’s Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information.

On January 27, 2012, a purported shareholder of Travelzoo commenced a suit in the Supreme Court of New York that allegedly asserts claims derivatively on behalf of Travelzoo Inc. for breaches of fiduciary duty against Travelzoo’s board of directors. The complaint also asserts claims for breaches of fiduciary duty and unjust enrichment against Ralph Bartel and Azzurro Capital Inc. The complaint challenges Travelzoo’s sale of its Asia Pacific division for $3.6 million to Azzurro and alleges that the transaction was not entirely fair to the Company.

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo, which have not been claimed by former stockholders of Travelzoo.com (unexchanged merger shares) as discussed further in Note 1. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.

As discussed in Note 1 above, during March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger share contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of March 2012, the cost to the Company would be approximately $20.0 million in excess of the amount accrued. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $11,000 for these cash payments for the three months ended March 31, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between April 30, 2012 and March 31, 2022. The future minimum lease payments under these operating leases as of March 31, 2012 total $12.4 million. The future lease payments consist of $3,268,000 due in 2012, $3,298,000 due in 2013, $1,622,000 due in 2014, $1,493,000 due in 2015, $1,137,000 due in 2016, and $1,534,000 thereafter.

Local Deals and Getaway merchant payable included in accounts payable was $18.6 million and $16.0 million, as of March 31, 2012 and December 31, 2011, respectively.

Note 6: Stock-Based Compensation

In November 2009, the Company granted employee options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of March 31, 2012, 75,000 of the options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended March 31, 2012 and 2011 was $187,000 for each period. As of March 31, 2012, there was approximately $1.7 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 2.3 years. In January 2012, the Company granted employee options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of March 31, 2012, none of the options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended March 31, 2012 was $99,000. As of March 31, 2012, there was approximately $1.8 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.8 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Note 7: Income Taxes

In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the U.S. The effective tax rate does not reflect any tax benefits from the losses of our foreign operations. For the three months ended March 31, 2012, the Company’s effective tax rate was 44%, which treated the $3.0 million accrued expense for unexchanged merger shares as having no recognizable tax benefits. For the three months ended March 31, 2011, the Company’s effective tax rate was (40)%, which treated the $20.0 million expense for the settlement with the State of Delaware as having no recognizable tax benefits.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.3 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At March 31, 2012, the Company had approximately $1.9 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $291,000 which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.6 million which if recognized, would be recorded in discontinued operations.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had approximately $442,000 and $391,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal and state taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2007 and is subject to California tax examinations for years after 2004.

Note 8: Segments

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

The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

	$(99,999)	$(99,999)	$(99,999)	$(99,999)	$(99,999)
Three months ended March 31, 2012:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$28,556	$10,777	$—	$—	$39,333
Intersegment revenues	79	10	—	(89)	—

Total net revenues	28,635	10,787	—	(89)	39,333

Operating income (loss)	$7,142	$2,428	$(3,000)	—	$6,570

	$(99,999)	$(99,999)	$(99,999)	$(99,999)	$(99,999)
Three months ended March 31, 2011:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$27,517	$9,443	$—	$—	$36,960
Intersegment revenues	101	5	—	(106)	—

Total net revenues	27,618	9,448	—	(106)	36,960

Operating income (loss)	$9,252	$741	$(20,000)	—	$(10,007)

(a)	Amount represents a charge related to unexchanged merger shares of $3.0 million and $20.0 million for the three months ended March 31, 2012 and 2011, respectively.

	$(99,999)	$(99,999)	$(99,999)	$(99,999)
As of March 31, 2012:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,669	$621	$—	$4,290
Total assets	$83,245	$26,558	$(30,670)	$79,133

	$(99,999)	$(99,999)	$(99,999)	$(99,999)
As of December 31, 2011:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,668	$593	$—	$4,261
Total assets	$75,238	$26,210	$(33,100)	$68,348

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the three months ended March 31, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2012 and December 31, 2011, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues by type and segment for the three months ended March 31, 2012 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentage changes)
North America
Travel	$15,546	$16,159
Search	6,005	5,950
Local	7,005	5,408

Total North America revenues	$28,556	$27,517
Europe
Travel	$7,393	$7,333
Search	1,290	958
Local	2,094	1,152

Total Europe revenues	$10,777	$9,443
Consolidated
Travel	$22,939	$23,492
Search	7,295	6,908
Local	9,099	6,560

Total revenues	$39,333	$36,960

Note 9: Related Party Transactions

In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the three months ended March 31, 2011 totaled approximately $164,000. No consulting services were rendered after September 30, 2011, as effective October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc. pursuant to an employment agreement.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by the Ralph Bartel 2005 Trust, on behalf of itself. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of the Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $597,000 and $422,000 as of March 31, 2012 and December 31, 2011, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $597,000 and $422,000 are part of prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

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

Overview

Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 25 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel companies, entertainment companies and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc.

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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended March 31, 2012, European operations were 27% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.

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

Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Travelzoo Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising and upon the sale of the vouchers.

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

We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. If we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions such as intense competition in our industry. We have not had any significant rate increase in recent years due to intense competition in our industry. Even if we increase our rates, based upon the increased price this may reduce the amount of advertisers willing to advertise for the increased rates and therefore decrease our revenue.

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

We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior year’s tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as our disposition our Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations of in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

Our growth strategy key elements include building strong brand awareness, increasing reach, maintaining a high-quality user base, increasing the number of advertisers, providing advertisers with excellent service and replicating our business model in foreign markets. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some recent examples of our efforts to expand our business internationally since our inception from the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue such as the introduction of Fly.com in 2009 Local Deals in 2010, Getaways in 2011 as well as our mobile application launches in 2011.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	10.3	6.6

Gross profit	89.7	93.4

Operating expenses:
Sales and marketing	41.4	43.6
General and administrative	24.0	22.7
Unexchanged merger shares	7.6	54.1

Total operating expenses	73.0	120.4
Income (loss) from operations	16.7	(27.0)
Other income and expenses, net	0.3	0.2

Income (loss) before income taxes	17.0	(26.8)
Income taxes	7.5	10.9

Net income (loss)	9.5%	(37.7)%

Operating Metrics

The following table sets forth operating metrics in North America and Europe for the three months ended March 31, 2012, and 2011:

	Three Months Ended March 31,
	2012	2011
North America
Total Subscribers	15,841,000	14,818,000
Page views of homepages of Travelzoo website(2)	8,622,000	10,422,000
Average cost per acquisition of a new subscriber	$0.62	$1.74
Revenue per employee (3)	$497	$589
Revenue per subscriber(4)	$7.29	$7.71

	Three Months Ended March 31,
	2012	2011
Europe
Total Subscribers	5,979,000	5,125,000
Page views of homepages of Travelzoo websites(2)	4,168,000	6,354,000
Average cost per acquisition of a new subscriber	$1.90	$3.14
Revenue per employee (3)	$332	$347
Revenue per subscriber(4)	$7.42	$8.19
Consolidated
Total Subscribers(1)	21,820,000	19,943,000
Page views of homepages of Travelzoo websites(2)	12,790,000	16,776,000
Average cost per acquisition of a new subscriber	$1.05	$2.28
Revenue per employee (3)	$437	$499
Revenue per subscriber(4)	$7.33	$7.80

(1)	In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. These total subscriber amounts exclude Asia Pacific subscribers of 3,200,000 and 3,000,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.
(3)	Annualized revenue divided by number of employees at the end of the quarter.
(4)	Annualized revenue divided by number of subscribers at the beginning of the year.

Revenues

The following table sets forth the breakdown of revenues by type and segment for the three months ended March 31, 2012 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentage changes)
North America
Travel	$15,546	$16,159
Search	6,005	5,950
Local	7,005	5,408

Total North America revenues	$28,556	$27,517
Europe
Travel	$7,393	$7,333
Search	1,290	958
Local	2,094	1,152

Total Europe revenues	$10,777	$9,443
Consolidated
Travel	$22,939	$23,492
Search	7,295	6,908
Local	9,099	6,560

Total revenues	$39,333	$36,960

North America

North America revenues increased $1.0 million for the three months ended March 31, 2012 from the three months ended March 31, 2011. This increase was primarily due to growth of Local revenues offset by a decrease in Travel revenue. The increase in Local revenue of $1.6 million was primarily due to the increased number of Local Deals sold. The decrease in Travel revenue of $613,000 was primarily due to lower Top 20 and Newsflash revenue related to airline consolidation and increased competition offset by an increase in revenue from Getaways due to increased number of Getaways sold.

Europe

Europe revenues increased $1.3 million for the three months ended March 31, 2012 from the three months ended March 31, 2011. This increase was primarily due to growth of Local and Search revenues. The increase in Local revenue of $942,000 was primarily due to the increased number of Local Deals sold. The increase in Search revenue of $332,000 was primarily due to the increased number of clicks that generate revenue as a result from increased spending on traffic acquisition.

For the three months ended March 31, 2012 and March 31, 2011, none of our customers accounted for 10% or more of our revenue.

Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $277,000 for the three months ended March 31, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $131,000 for the three months ended March 31, 2011.

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues were $4.1 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

Cost of revenue increased $1.7 million for the three months ended March 31, 2012 from the three months ended March 31, 2011. This increase was primarily due to an increase in Local Deals and Getaways costs including $577,000 in subscriber refunds and $363,000 in credit card fees, a $213,000 increase in salary and employee related expenses due primarily to an increase in customer service headcount. In addition, there was an increase of $177,000 in payments made to third-party partners of the Travelzoo Network.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses was $16.3 million and $16.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. For the three months ended March 31, 2012 and 2011, advertising expenses accounted for 38% and 53%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness.

Sales and marketing expenses increased $134,000 for the three months ended March 31, 2012 from the three months ended March 31, 2011. The increase was primarily due to a $1.7 million increase in salary and employee related expenses due primarily to an increase in headcount, a $965,000 increase in Search traffic acquisition costs, offset by a $2.5 million decrease in subscriber acquisition costs. Despite reduced subscriber acquisition spending, we believe we continued to add new subscribers due to factors such as our website requiring visitor’s to subscribe in order to be able to view most deals and the traffic associated with Local Deals and Getaways.

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $9.4 million and $8.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

General and administrative expenses increased $1.0 million for the three months ended March 31, 2012 from the three months ended March 31, 2011. The increase was primarily due to a $669,000 increase in salary and employee related expenses due primarily to an increase in headcount, and a $178,000 increase in professional services expense.

Unexchanged Merger Shares

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

During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger share contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of March 2012, the cost to the Company would be approximately $20.0 million in excess of the amount accrued. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

See Note 1 to the consolidated financial statements for further information on the unexchanged merger share contingency.

Income Taxes

Our income is generally taxed in the U.S., Canada and our income tax provisions reflect federal, state and country statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $2.9 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was 44% and (40)% for the three months ended March 31, 2012 and 2011, respectively.

Our effective tax rate increased for the three months ended March 31, 2012 from the three months ended March 31, 2011 due primarily to the $20.0 million expense for the settlement with the State of Delaware that was treated as having no recognizable tax benefits in the three months ended March 31, 2011. We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.3 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

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

North America

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net revenues	$28,635	$27,618
Income from operations	7,142	9,252
Income from operations as a % of revenues	24.9%	33.5%

North America net revenues increased $1.0 million for the three months ended March 31, 2012 from the three months ended March 31, 2011 (see “Revenues” above). North America expenses increased $3.1 million for the three months ended March 31, 2012 from the three months ended March 31, 2011. This increase was primarily due to a $1.4 million increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, customer service and certain subscriber refunds, a $1.7 million salary and employee related expense due in part to a head count increase, a $649,000 increase in Search traffic acquisition costs, and a $179,000 increase in rent, office and insurance expense; offset by $1.2 million decrease in subscriber acquisition cost.

Europe

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net revenues	$10,787	$9,448
Income (loss) from operations	2,428	741
Income (loss) from operations as a % of revenues	22.5%	7.8%

Europe net revenues increased $1.3 million for the three months ended March 31, 2012 from the three months ended March 31, 2011 (see “Revenues” above). Europe expenses decreased $348,000 for the three months ended March 31, 2012 from the three months ended March 31, 2011. This decrease was primarily due to a $1.4 million decrease in subscriber acquisition cost, offset by a $571,000 increase in salary and employee related expense due in part to a head count increase, a $317,000 increase in Search traffic acquisition costs and a $225,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, customer service and certain subscriber refunds. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $71,000 for the three months ended March 31, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $75,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $48.6 million in cash and cash equivalents. Cash and cash equivalents increased from $38.7 million as of December 31, 2011 primarily as a result of cash provided by operating and investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$9,787	$10,662
Net cash used in investing activities	(678)	(699)
Net cash provided by financing activities	—	308
Effect of exchange rate changes on cash and cash equivalents	706	243

Net increase in cash and cash equivalents	$9,815	$10,514

Net cash provided by in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2012 decreased by $875,000 compared to the three months ended March 31, 2011. The $875,000 decrease in cash provided by operating activities was due primarily to a $17.8 million decrease in accrued expenses and a $3.0 million decrease in accounts payable, offset by a $17.7 million increase in net income, a $1.6 million increase in accounts receivable and a $581,000 increase in income tax receivable. The $17.7 million increase in net income was primarily due to a $17.0 million decrease in expenses related to unexchanged merger shares.

Net cash used in investing activities was $678,000 for the three months ended March 31, 2012 compared to $699,000 for the three months ended March 31, 2101. The $21,000 decrease in cash used in investing activities was due primarily to a $21,000 decrease in purchases of property and equipment.

Net cash provided by financing activities was zero for the three months ended March 31, 2012 compared to net cash provided by financing activities of $308,000 for the three months ended March 31, 2011. For the three months ended March 31, 2011, net cash provided by financing activities was due to proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options.

On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged merger share contingency. During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger share contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of March 2012, the cost to the Company would be approximately $20.0 million in excess of the amount accrued. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

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

Consistent with our growth, we have experienced substantial increases in our cost of revenues, sales and marketing expenses and our general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs for at least the next twelve months. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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

The information set forth under “Note 5 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

The following summarizes our principal contractual commitments as of March 31, 2012 (in thousands):

	thereafter	thereafter	thereafter	thereafter	thereafter	thereafter	thereafter
	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$3,268	$3,298	$1,622	$1,493	$1,137	$1,534	$12,352
Purchase obligations	434	389	94	—	—	—	917

Total commitments	$3,702	$3,687	$1,716	$1,493	$1,137	$1,534	$13,269

We also have contingencies related to net unrecognized tax benefits of approximately $1.9 million as of March 31, 2012. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the three months ended March 31, 2012 and 2011, our effective tax rates were 44% and (40)%, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations including on certain loss carryforwards, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, State unclaimed property claims or otherwise and several lawsuits, both class actions and derivative suits. Please refer to Note 5 to the consolidated financial statements for further details about our loss contingencies.

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

For the three months ended March 31, 2012, we generated a net income of $3.7 million. For the three months ended March 31, 2011, we incurred a net loss of $14.0 million. In the year ended December 31, 2010 and 2011, we generated a net income of $13.2 million and $3.3 million. Although we were profitable in 2011 and 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.

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

During the three months ended March 31, 2012, our cash and cash equivalents increased by $9.8 million to $48.6 million. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

Although our revenues in Europe increased 14% in the three months ended March 31, 2012 from the same period last year and our operations in Europe generated a profit of $2.4 million for the three months ending March 31, 2012 and a profit of $4.9 million during the 2011 fiscal year, our operations in Europe incurred a loss of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

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

We spent $960,000 and $3.5 million on online marketing initiatives relating to subscriber acquisition for the three months ended March 31, 2012 and 2011 and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations

Our business may be sensitive to events affecting the travel industry in general.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2012, we had 360 employees, up from 296 employees as of March 31, 2011. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended April 25, 2012, the closing price of our common stock on the NASDAQ Global Select Market ranged from $21.02 to $87.79. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of April 27, 2012, approximately 53.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Risks Related to Legal Uncertainty

We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.

Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. During the third quarter ended September 30, 2011, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 5 to the Condensed Consolidated Financial Statements included in this report.

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

Claims have been asserted against us relating to shares not issued in our 2002 merger.

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

As discussed above under Note 1, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown.

During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger share contingency. While the company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of March 2012, the cost to the Company would be approximately $20.0 million in excess of the amount accrued. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $11,000 for these cash payments for the three months ended March 31, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaway vouchers.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of vouchers and our role with respect to the distribution of vouchers to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, closed loop vouchers, such as those offered through the Local Deals program, would only be subject to registration if they exceed $2,000 in total value in any one day or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.

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

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $101,000 foreign exchange loss for the three month periods ended March 31, 2012.

Item 4.	Controls and Procedures

For the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.

During the three months ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under “Note 5 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K and is incorporated herein by reference.

Item 6.	Exhibits

The following table sets forth a list of exhibits:

Exhibit Number		Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

Exhibit Number		Description

10.12*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Glen Ceremony and Shirley Tafoya dated January 23, 2012 (Incorporated by reference to Exhibits 10.1 and 10.2 on Form 8-K (File No. 000-50171), filed March 30, 2012)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
‡	Filed herewith
†	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO INC.
(Registrant)

By:	/s/ GLEN CEREMONY
Glen Ceremony
On behalf of the Registrant and as Chief Financial Officer and Principal Accounting Officer

Date: April 27, 2012