Form 10-Q
period 2012-06-30
TRAVELZOO INC
filed 2012-07-30
CIK 1133311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Travelzoo common stock outstanding as of July 27, 2012 was 15,961,553 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,161	$38,744
Accounts receivable, less allowance for doubtful accounts of $459 and $400 as of June 30, 2012 and December 31, 2011, respectively	15,236	13,340
Income tax receivable	2,493	3,625
Deposits	376	278
Prepaid expenses and other current assets	2,311	2,123
Deferred tax assets	1,755	1,754

Total current assets	76,622	59,864
Deposits, less current portion	1,038	776
Deferred tax assets, less current portion	344	344
Restricted cash	3,045	3,103
Property and equipment, net	3,711	3,557
Intangible assets, net	528	704

Total assets	$85,288	$68,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,129	$21,731
Accrued expenses	11,606	6,311
Deferred revenue	2,108	2,168
Income tax payable	—	279
Deferred rent	217	114

Total current liabilities	36,060	30,603

Long-term tax liabilities	2,001	2,225
Deferred rent, less current portion	929	761
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,462 shares issued and 15,962 shares outstanding as of June 30, 2012 and December 31, 2011)	164	164
Treasury stock (at cost, 0 and 500 shares at June 30, 2012 and December 31, 2011)	—	(15,123)
Additional paid-in capital	8,249	7,656
Retained earnings	54,492	43,484
Accumulated other comprehensive loss	(1,484)	(1,422)

Total stockholders’ equity	46,298	34,759

Total liabilities and stockholders’ equity	$85,288	$68,348

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$39,360	$36,960	$39,333	$36,960
Cost of revenues	3,630	2,442	4,054	2,442

Gross profit	35,730	34,518	35,279	34,518

Operating expenses:
Sales and marketing	16,061	16,131	16,265	16,131
General and administrative	9,303	8,394	9,444	8,394
Unexchanged merger shares	—	20,000	3,000	20,000

Total operating expenses	25,364	44,525	28,709	44,525

Income (loss) from operations	10,366	(10,007)	6,570	(10,007)
Other income (expense)	(24)	42	83	104

Income (loss) before income taxes	7,260	7,670	17,020	(2,275)
Income taxes	3,090	2,752	6,012	6,762

Net income (loss)	$7,260	$4,918	$11,008	$(9,037)

Basic net income (loss) per share	$0.45	$0.30	$0.69	$(0.55)
Diluted net income (loss) per share	$0.45	$0.30	$0.69	$(0.55)
Shares used in computing basic net income (loss) per share	15,962	16,462	15,962	16,456
Shares used in computing diluted net income (loss) per share	16,006	16,585	16,012	16,456

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss)	$7,260	$4,918	$11,008	$(9,037)

Other Comprehensive Income (loss):
Foreign currency translation adjustment	(569)	(18)	(62)	204

Total comprehensive income (loss)	$6,691	$4,900	$10,946	$(8,833)

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,008	$(9,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225	1,309
Deferred income tax	—	160
Stock-based compensation	593	375
Provision for losses on accounts receivable	199	43
Tax benefit of stock option exercise	—	(268)
Net foreign currency effect	40	(29)
Changes in operating assets and liabilities:
Accounts receivable	(2,122)	(2,456)
Deposits	(364)	(660)
Income tax receivable	1,130	(2,390)
Prepaid expenses and other current assets	(79)	(117)
Accounts payable	508	5,600
Accrued expenses	5,302	7,185
Deferred revenue	(60)	98
Deferred rent	(34)	95
Income tax payable	(283)	(519)
Other non-current liabilities	(224)	29

Net cash provided by (used in) operating activities	16,839	(582)

Cash flows from investing activities:
Purchases of property and equipment	(1,272)	(1,056)

Net cash used in investing activities	(1,272)	(1,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	40
Tax benefit of stock option exercise	—	268

Net cash provided by financing activities	—	308
Effect of exchange rate changes on cash and cash equivalents	(150)	232

Net increase (decrease) in cash and cash equivalents	15,417	(1,098)
Cash and cash equivalents at beginning of period	38,744	41,184

Cash and cash equivalents at end of period	$54,161	$40,086

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes, net	$5,391	$9,476

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

Since November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers.

Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.3% of the outstanding shares as of July 27, 2012.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period, and the Company makes no representations related thereto.

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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2012, there were 15,961,553 shares of common stock outstanding.

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former Netsurfer stockholders of Travelzoo.com as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.

During March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. The auditing firm representing these States in the reviews has presented to the Company preliminary findings which relate primarily to the unexchanged merger shares that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger shares contingency, the ultimate resolution of this matter, may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2012, the cost to the Company would be approximately $22.2 million in excess of the amount accrued, plus any interest or penalty which might be applicable. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company intends to continue to challenge the applicability of escheat rights, in that, among other reasons, the shares of the predecessor Bahamas corporation were offered for free as part of a promotional incentive program to qualified individuals. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares, and the remaining Netsurfer stockholders who have not qualified to receive shares in the Company, or who have not participated in the cash payments program referred to below, have not demonstrated their actual compliance with the conditions to the issuance of shares by Travelzoo.com Corporation. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In response to the pending reviews referred to above, and in response to other persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares.

The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $11,000 and $22,000 for these cash payments for the three months and six months ended June 30, 2012.

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

In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.

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

The following table sets forth the calculation of basic and d iluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net income (loss)	$7,260	$4,918	$11,008	$(9,037)
Weighted average common shares	15,962	16,462	15,962	16,456

Basic net income (loss) per share	$0.45	$0.30	$0.69	$(0.55)

Diluted net income (loss) per share:
Net income (loss)	$7,260	$4,918	$11,008	$(9,037)

Weighted average common shares	15,962	16,462	15,962	16,456
Effect of dilutive securities: stock options	44	123	50	—

Diluted weighted average common shares	16,006	16,585	16,012	16,456

Diluted net income (loss) per share	$0.45	$0.30	$0.69	$(0.55)

For the three months ended June 30, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2011, all outstanding options were included in the computation of diluted net income per share.

For the six months ended June 30, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2011, options to purchase 300,000 shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments

At June 30, 2012, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as level 1. The fair value of these financial assets was determined using the following inputs at June 30, 2012 and December 31, 2011(in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2012
Money market funds	$10,635	$10,635	$—	$—

Total	$10,635	$10,635	$—	$—

Balance at December 31, 2011
Money market funds	$5,665	$5,665	$—	$—

Total	$5,665	$5,665	$—	$—

At June 30, 2012, cash, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Cash is categorized as Level 1 and accounts receivable and accounts payable are categorized as Level 2.

There have been no changes in Level 1, Level 2 and Level 3 and no changes in valuation techniques for these assets or liabilities for the period ended June 30, 2012.

Note 4: Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Internet domain names	$2,117	$2,117
Less accumulated amortization	1,589	1,413

Total	$528	$704

Intangible assets have a useful life of 5 years. For the three months ended June 30, 2012 and 2011, amortization expense was $88,000 for each period. For the six months ended June 30, 2012 and 2011, amortization expense was $176,000 for each period.

Future expected amortization expense related to intangible assets at June 30, 2012 is as follows (in thousands):

2012	178
2013	350

Total	$528

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Note 5: Commitments and Contingencies

Beginning on August 9, 2011, two purported class action lawsuits were commenced in the United States District Court for the Southern District of New York. On January 6, 2012, a Consolidated and Amended Class Action Complaint was filed. The complaint asserts claims under Section 10(b) and 20(a) pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) alleging that between March 16, 2011 and July 21, 2011, the Company and/or the individual defendants purportedly issued materially false and misleading statements. In particular, the complaint asserts, among other things, allegations challenging certain statements relating to the Company’s growth. The complaint also makes allegations regarding the Company’s Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suits vigorously.

In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. These derivatives actions were consolidated and on January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserts a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as Azzurro Capital, Inc. The derivative action makes allegations regarding the Company’s Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information.

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

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo, which have not been claimed by former Netsurfer stockholders of Travelzoo.com (unexchanged merger shares) as discussed further in Note 1. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who established their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.

As discussed in Note 1 above, during March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger share contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2012, the cost to the Company would be approximately $22.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $11,000 and $22,000 for these cash payments for the three months and six months ended June 30, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between April 30, 2012 and June 30, 2022. The future minimum lease payments under these operating leases as of June 30, 2012 total $12.4 million. The future lease payments consist of $2,388,000 due in 2012, $3,773,000 due in 2013, $1,897,000 due in 2014, $1,767,000 due in 2015, $1,409,000 due in 2016, and $1,692,000 thereafter.

Local Deals and Getaway merchant payable included in accounts payable was $18.6 million and $16.0 million, as of June 30, 2012 and December 31, 2011, respectively.

Note 6: Stock-Based Compensation

In November 2009, the Company granted employee options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of June 30, 2012, 75,000 of these options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2012 and 2011 was $187,000 for each period. Total stock-based compensation for the six months ended June 30, 2012 and 2011 was $375,000 for each period As of June 30, 2012, there was approximately $1.5 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 2.0 years. In January 2012, the Company granted employee options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of June 30, 2012, none of these options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2012 was $119,000. Total stock-based compensation for the six months ended June 30, 2012 was $219,000. As of June 30, 2012, there was approximately $1.7 million of unrecognized stock-based compensation expense related to outstanding stock options. This amount is expected to be recognized over 3.6 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.

Note 7: Income Taxes

In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is generally based on our expected annual income and statutory tax rates in the U.S. and Canada. For the six months ended June 30, 2012, the Company’s effective tax rate was 35%, treating the $3.0 million accrued expense for unexchanged merger shares as having no recognizable tax benefits. For the six months ended June 30, 2011, the Company’s effective tax rate was (297)%, treating the $20.0 million expense for the settlement with the State of Delaware as having no recognizable tax benefits.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2012, the Company had approximately $1.6 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $192,000 which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million which if recognized, would be recorded in discontinued operations.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had approximately $412,000 and $391,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal and state taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

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

Three months ended June 30, 2012:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$28,712	$10,648	$—	$—	$39,360
Intersegment revenues	205	21	—	(226)	—

Total net revenues	28,917	10,669	—	(226)	39,360

Operating income (loss)	$7,831	$2,535	$—	$—	$10,366

Three months ended June 30, 2011:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$27,588	$9,977	$—	$—	$37,565
Intersegment revenues	112	57	—	(169)	—

Total net revenues	27,700	10,034	—	(169)	37,565

Operating income (loss)	$6,543	$1,086	$—	$—	$7,629)

Six months ended June 30, 2012:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$57,268	$21,425	$—	$—	$78,693
Intersegment revenues	470	31	—	(501)	—

Total net revenues	57,738	21,456	—	(501)	78,693

Operating income (loss)	$14,972	$4,965	$(3,000)	—	$16,937

Six months ended June 30, 2011:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$55,105	$19,420	$—	$—	$74,525
Intersegment revenues	213	61	—	(274)	—

Total net revenues	55,318	19,481	—	(274)	74,525

Operating income (loss)	$15,794	$1,827	$(20,000)	$—	$(2,379)

(a)	Amount represents a charge related to unexchanged merger shares of $3.0 million and $20.0 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,626	$613	$—	$4,239
Total assets	$87,606	$28,271	$(30,589)	$85,288

As of December 31, 2011:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,668	$593	$—	$4,261
Total assets	$75,238	$26,210	$(33,100)	$68,348

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the three and six months ended June 30, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2012 and December 31, 2011, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues by type and segment for the three and six months ended June 30, 2012 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America
Travel	$14,591	$14,144	$30,137	$30,304
Search	5,985	6,360	11,990	12,310
Local	8,136	7,084	15,141	12,492

Total North America revenues	$28,712	$27,588	$57,268	$55,106
Europe
Travel	$7,543	$7,000	$14,936	$14,332
Search	1,012	1,338	2,302	2,296
Local	2,093	1,639	4,187	2,791

Total Europe revenues	$10,648	$9,977	$21,425	$19,419
Consolidated
Travel	$22,134	$21,144	$45,073	$44,636
Search	6,997	7,698	14,292	14,606
Local	10,229	8,723	19,328	15,283

Total revenues	$39,360	$37,565	$78,693	$74,525

Note 9: Related Party Transactions

In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the three and six months ended June 30, 2011 totaled approximately $104,000 and $268,000, respectively. No consulting services were rendered after September 30, 2011 as effective October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc. pursuant to an employment agreement.

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by the Ralph Bartel 2005 Trust, on behalf of itself. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. Mr. Bartel is a member of the board of directors of Azzurro Capital Inc. and is currently the sole beneficiary of the Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $290,000 and $422,000 as of June 30, 2012 and December 31, 2011, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $290,000 and $422,000 are part of prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended June 30, 2012, European operations were 27% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.

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

We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expense in the foreseeable future. We expect fluctuations of sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. In July 2012, we announced our intention to increase our marketing expenses by an expected incremental $3 million to $4 million per quarter for the next six quarters. We expect this increased marketing expense to spur continued growth in subscribers and revenue; however, we cannot be assured of this due to the many factors that impact our growth in subscribers and revenue.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in legal and professional fees due primarily to our defense of legal proceedings and claims and compliance efforts.

We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, including our valuation allowance on our European loss carryforwards, audits of prior year’s tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as our disposition our Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	9.2	7.8	9.8	7.2

Gross profit	90.8	92.2	90.2	92.8

Operating expenses:
Sales and marketing	40.8	49.8	41.1	46.7
General and administrative	23.6	22.1	23.8	22.4
Unexchanged merger shares	—	—	3.8	26.8

Total operating expenses	64.4	71.9	68.7	95.9
Income (loss) from operations	26.4	20.3	21.5	(3.1)
Other income and expenses, net	-0.1	0.1	0.1	0.1

Income (loss) before income taxes	26.3	20.4	21.6	(3.0)
Income taxes	7.9	7.3	7.6	9.1

Net income (loss)	18.4%	13.1%	14.0%	(12.1)%

Operating Metrics

The following table sets forth operating metrics in North America and Europe for the three months ended June 30, 2012, and 2011:

	Three Months Ended June 30,
	2012	2011
North America
Total Subscribers	15,944,000	15,267,000
Page views of homepages of Travelzoo website(2)	7,691,000	10,059,000
Average cost per acquisition of a new subscriber	$1.02	$1.14
Revenue per employee (3)	$497	$497
Revenue per subscriber(4)	$7.25	$7.45
Europe
Total Subscribers	6,123,000	5,466,000
Page views of homepages of Travelzoo websites(2)	3,744,000	5,332,000
Average cost per acquisition of a new subscriber	$1.95	$3.24
Revenue per employee (3)	$296	$330
Revenue per subscriber(4)	$7.12	$7.79
Consolidated
Total Subscribers(1)	22,068,000	20,733,000
Page views of homepages of Travelzoo websites(2)	11,435,000	15,392,000
Average cost per acquisition of a new subscriber	$1.05	$2.28
Revenue per employee (3)	$420	$438
Revenue per subscriber(4)	$7.22	$7.53

(1)	In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. These total subscriber amounts exclude Asia Pacific subscribers of 3,400,000 and 3,100,000 for the three months ended June 30, 2012 and 2011, respectively.
(2)	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.
(3)	Annualized revenue divided by number of employees at the end of the quarter.
(4)	Annualized revenue divided by number of subscribers at the beginning of the year.

Revenues

The following table sets forth the breakdown of revenues by type and segment for the three and six months ended June 30, 2012 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America
Travel	$14,591	$14,144	$30,137	$30,304
Search	5,985	6,360	11,990	12,310
Local	8,136	7,084	15,141	12,492

Total North America revenues	$28,712	$27,588	$57,268	$55,106
Europe
Travel	$7,543	$7,000	$14,936	$14,332
Search	1,012	1,338	2,302	2,296
Local	2,093	1,639	4,187	2,791

Total Europe revenues	$10,648	$9,977	$21,425	$19,419
Consolidated
Travel	$22,134	$21,144	$45,073	$44,636
Search	6,997	7,698	14,292	14,606
Local	10,229	8,723	19,328	15,283

Total revenues	$39,360	$37,565	$78,693	$74,525

North America

North America revenues increased $1.1 million for the three months ended June 30, 2012 from the three months ended June 30, 2011. This increase was primarily due to growth of Local revenues. The increase in Local revenue of $1.1 million was primarily due to the increased number of Local Deals sold.

North America revenues increased $2.2 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. This increase was primarily due to growth of Local revenues offset by a decrease in Search revenue. The increase in Local revenue of $2.6 million was primarily due to the increased number of Local Deals sold. The decrease in Search revenue of $320,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

Europe

Europe revenues increased $671,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011. This increase was primarily due to growth of Local and Travel revenues, offset by a decrease in Search revenue. The increase in Travel revenue of $543,000 was primarily due to an increase in revenue from Getaways due to increased number of Getaways sold. The increase in Local revenue of $454,000 was primarily due to the increased number of Local Deals sold. The decrease in Search revenue of $326,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

Europe revenues increased $2.0 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. This increase was primarily due to growth of Local and Travel revenues. The increase in Local revenue of $1.4 million was primarily due to the increased number of Local Deals sold. The increase in Travel revenue of $604,000 was primarily due to an increase in revenue from Getaways due to increased number of Getaways sold.

For the three and six months ended June 30, 2012 and June 30, 2011, none of our customers accounted for 10% or more of our revenue.

Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $277,000 for the three months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $958,000 for the three months ended June 30, 2011.

Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $277,000 for the six months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $1.1 million for the six months ended June 30, 2011

Cost of Revenues

Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.6 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively. Cost of revenues was $7.7 million and $5.4 million for the six months ended June 30, 2012 and 2011, respectively.

Cost of revenue increased $690,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011. This increase was primarily due to an increase in Local Deals and Getaways costs including $547,000 in credit card fees, offset by a $172,000 decrease in subscriber refunds. In addition, there was an increase of $193,000 in payments made to third-party partners of the Travelzoo Network.

Cost of revenue increased $2.3 million for the six months ended June 30, 2012 from the three months ended June 30, 2011. This increase was primarily due to an increase in Local Deals and Getaways costs including $405,000 in subscriber refunds and $910,000 in credit card fees, a $327,000 increase in salary and employee related expenses due primarily to an increase in customer service headcount. In addition, there was an increase of $370,000 in payments made to third-party partners of the Travelzoo Network.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses was $16.1 million and $18.7 million for the three months ended June 30, 2012 and June 30, 2011, respectively. For the three months ended June 30, 2012 and 2011, advertising expenses accounted for 38% and 54%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increased brand awareness.

Sales and marketing expenses was $32.3 million and $34.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively. For the six months ended June 30, 2012 and 2011, advertising expenses accounted for 38% and 53%, respectively, of total sales and marketing expenses.

Sales and marketing expenses decreased $2.6 million for the three months ended June 30, 2012 from the three months ended June 30, 2011. The decrease was primarily due to a $2.0 million dollar decrease in television advertising expense, and a $1.4 million decrease in subscriber acquisition costs, offset by a $966,000 increase in salary and employee related expenses due primarily to an increase in headcount. Despite reduced subscriber acquisition spending, we believe we continued to add new subscribers due to factors such as our website requiring visitors to subscribe in order to be able to view most deals and the traffic associated with Local Deals and Getaways.

Sales and marketing expenses decreased $2.5 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. The decrease was primarily due to a $4.0 million decrease in subscriber acquisition costs and a $2.0 million dollar decrease in television advertising expense, offset by a $2.5 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $766,000 increase in Search traffic acquisition costs. Despite reduced subscriber acquisition spending, we believe we continued to add new subscribers due to factors such as our website requiring visitors to subscribe in order to be able to view most deals and the traffic associated with Local Deals and Getaways.

General and Administrative

General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $9.3 million and $8.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively. General and administrative expenses were $18.7 million and $16.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

General and administrative expenses increased $1.0 million for the three months ended June 30, 2012 from the three months ended June 30, 2011. The increase was primarily due to a $492,000 increase in salary and employee related expenses due primarily to an increase in headcount, and a $348,000 increase in professional services expense.

General and administrative expenses increased $2.1 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. The increase was primarily due to a $1.1 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $449,000 increase in professional services expense.

Unexchanged Merger Shares

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to a previously-announced unclaimed property review. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation following a 2002 merger, as previously disclosed in the company’s report on Form 10-K. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as shareholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. Under the terms of the agreement, the Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims. The $20.0 million payment was recorded as an expense in the three months ended March 31, 2011.

During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged merger share contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2012, the cost to the Company would be approximately $22.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

See Note 1 to the consolidated financial statements for further information on the unexchanged merger share contingency.

Income Taxes

Our income is generally taxed in the U.S., Canada and our income tax provisions reflect federal, state and country statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $3.1 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rate was 30% and 36% for the three months ended June 30, 2012 and 2011, respectively. Income tax expense was $6.0 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate was 35% and (297)% for the six months ended June 30, 2012 and 2011, respectively.

Our effective tax rate increased for the six months ended June 30, 2012 from the three months ended June 30, 2011 due primarily to the $20.0 million expense for the settlement with the State of Delaware that was treated as having no recognizable tax benefits in the six months ended June 30, 2011. For the six months ended June 30, 2012, the $3.0 million accrued expense for unexchanged merger shares was treated as having no recognizable tax benefit. We expect that our effective tax rate in future periods may fluctuate depending on the total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

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

North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net revenues	$28,917	$27,700	$57,738	$55,318
Income (loss) from operations	7,832	6,542	14,972	15,794
Income (loss) from operations as a % of revenues	27.1%	23.6%	25.9%	28.6%

North America net revenues increased $1.2 million for the three months ended June 30, 2012 from the three months ended June 30, 2011 (see “Revenues” above). North America expenses decreased $72,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011. This decrease was primarily due to a $2.0 million dollar decrease in television advertising expense and a $509,000 decrease in subscriber acquisition cost, offset by a $1.1 million increase in salary and employee related expense due in part to a head count increase, a $484,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, a $340,000 increase in professional services expense, a $275,000 increase in rent, office and insurance expense and a $163,000 increase in Search traffic acquisition costs .

North America net revenues increased $2.4 million for the six months ended June 30, 2012 from the six months ended June 30, 2011 (see “Revenues” above). North America expenses increased $1.1 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. This increase was primarily due to a $2.8 million increase in salary and employee related expense due in part to a head count increase and a $1.7 million increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, customer service and certain subscriber refunds, offset by a $2.0 million dollar decrease in television advertising expense and a $1.7 million decrease in subscriber acquisition cost.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net revenues	$10,669	$10,034	$21,456	$19,481
Income (loss) from operations	2,535	1,086	4,965	1,827
Income (loss) from operations as a % of revenues	23.8%	10.8%	23.1%	9.4%

Europe net revenues increased $635,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011 (see “Revenues” above). Europe expenses decreased $814,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011. This decrease was primarily due to a $917,000 decrease in subscriber acquisition cost. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $71,000 for the three months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $52,000 for the three months ended June 30, 2011.

Europe net revenues increased $2.0 million for the six months ended June 30, 2012 from the six months ended June 30, 2011 (see “Revenues” above). Europe expenses decreased $2.0 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. This decrease was primarily due to a $2.3 million decrease in subscriber acquisition cost, offset by a $921,000 increase in salary and employee related expense due in part to a head count increase. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $71,000 for the six months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $128,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had $54.2 million in cash and cash equivalents, of which $25.7 million was held outside the U.S. in certain of our foreign operations. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $38.7 million as of December 31, 2011 primarily as a result of cash provided by operating, offset by cash used in investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$16,839	$(582)
Net cash used in investing activities	(1,272)	(1,056)
Net cash provided by financing activities	—	308
Effect of exchange rate changes on cash and cash equivalents	(150)	232

Net increase (decrease) in cash and cash equivalents	$15,417	$(1,098)

Net cash provided by in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2012 increased by $17.4 million compared to the six months ended June 30, 2011. The $17.4 million increase in cash provided by operating activities was due primarily to a $20.0 million increase in net income, a $3.5 million increase in income tax receivable, offset by a $5.1 million decrease in accounts payable and a $1.9 million decrease in accrued expenses. The $20.0 million increase in net income was primarily due to a $17.0 million decrease in expenses related to unexchanged merger shares.

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2012 compared to $1.1 million for the six months ended June 30, 2101. The $216,000 increase in cash used in investing activities was due primarily to a $216,000 increase in purchases of property and equipment.

Net cash provided by financing activities was zero for the six months ended June 30, 2012 compared to net cash provided by financing activities of $308,000 for the six months ended June 30, 2011. For the six months ended June 30, 2011, net cash provided by financing activities was due to proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options.

On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged merger share contingency. During June 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the six months ended June 30, 2012, the Company recorded a $3.0 million charge related to this unexchanged merger share contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2012, the cost to the Company would be approximately $19.7 million in excess of the amount accrued, plus any interest or penalties which might be applicable. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company is not able to predict the amount or outcome of any future claims which might be asserted related to the unissued shares. The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the condition to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. See Note 1 to the accompanying financial statements for further details.

In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.

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

The information set forth under “Note 5 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

The following summarizes our principal contractual commitments as of June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$2,388	$3,773	$1,897	$1,767	$1,409	$1,692	$12,926
Purchase obligations	243	389	94	—	—	—	726

Total commitments	$2,631	$4,162	$1,991	$1,767	$1,409	$1,692	$13,652

We also have contingencies related to net unrecognized tax benefits of approximately $1.6 million as of June 30, 2012. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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

The Company started selling vouchers for Local Deals in third quarter 2010 and Getaways in second quarter 2011, from local businesses such as spas, hotels and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the six months ended June 30, 2012 and 2011, our effective tax rates were 35% and (297)%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations including our valuation allowance on our European loss carryforwards, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

For the six months ended June 30, 2012, we generated a net income of $11.0 million. For the six months ended June 30, 2011, we incurred a net loss of $9.0 million. In the year ended December 31, 2010 and 2011, we generated a net income of $13.2 million and $3.3 million. Although we were profitable in 2011 and 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.

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

Our expansion of our product offering to include Local Deals and Getaways formats may result in additional costs that exceed revenue and may trigger additional stock volatility.

During the third quarter of 2010, we launched our Local Deals format of advertising and during the second quarter of 2010, we launched our Getaways format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format involves several aspects that are new to us, and will require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format create a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operation and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising.

Our business model may not be adaptable to a changing market.

Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model in response to changes in the online advertising market or if our current business model is not successful. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

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

Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers that are outside our control. In particular, this is the case with our Local Deals and Getaways merchants, since we are selling vouchers on behalf of the merchants, directly to our subscribers as opposed to the remainder of our business in which we are only collecting the advertising fee from the advertiser and the subscribers are booking the deal directly with the advertiser. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.

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

During the six months ended June 30, 2012, our cash and cash equivalents increased by $15.4 million to $54.2 million. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.

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

Although our revenues in Europe increased 10.1% in the six months ended June 30, 2012 from the same period last year and our operations in Europe generated a profit of $5.0 million for the six months ending June 30, 2012 and a profit of $4.9 million during the 2011 fiscal year, our operations in Europe incurred a loss of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

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

We spent $2.0 million and $6.0 million on online marketing initiatives relating to subscriber acquisition for the six months ended June 30, 2012 and 2011 and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations

Our business may be sensitive to events affecting the travel industry in general.

Events like the middle east conflicts or the terrorist attacks on the U.S. in 2001 or the recent global financial crisis have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2012, we had 374 employees, up from 343 employees as of June 30, 2011. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended July 25, 2012, the closing price of our common stock on the NASDAQ Global Select Market ranged from $19.55 to $60.86. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of July 26, 2012, approximately 53.3% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Risks Related to Legal Uncertainty

We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.

Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. Between August 2011 and January 2012, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 5 to the Condensed Consolidated Financial Statements included in this report.

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

The merger of Travelzoo.com Corporation into the Company became effective on April 25, 2002. Holders of promotional shares of Travelzoo.com Corporation who established they had satisfied certain prerequisite qualifications were allowed a period of two years following the effective date to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. After April 25, 2004, two years following the effective date, we ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares which were issuable in the merger prior to the end of the two-year period. A total of 4,115,532 of our shares which had been reserved for issuance in the merger were not claimed.

As discussed above under Note 1, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation as discussed in the preceding paragraph. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown.

During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged merger share, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged merger share contingency. While the company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger share contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2012, the cost to the Company would be approximately $22.2 million in excess of the amount accrued, plus any interest and penalties which might be applicable. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $11,000 and $22.000 for these cash payments for the three months and six months ended June 30, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaway vouchers.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals program, would only be subject to registration if the voucher exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.

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

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $101,000 foreign exchange loss for the six month periods ended June 30, 2012.

Item 4.	Controls and Procedures

For the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.

During the three months ended June 30, 2012, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 26, 2012