Form 10-Q/A
period 2012-06-30
TRAVELZOO INC
filed 2012-08-03
CIK 1133311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

The number of shares of Travelzoo common stock outstanding as of August 1, 2012 was 15,961,553 shares.

Explanatory Note

Travelzoo Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission on July 30, 2012, to correct certain information in the financial statements and other financial tables included in Part I Item 1. Due to an administrative error, an obsolete version of such information was included in the original filing. The financial information, as corrected, is consistent with and agrees to the financial information originally included in the Company’s earnings release that was issued on July 19, 2012 and furnished to the Securities and Exchange Commission on July 23, 2012. In addition, the financial information, as corrected, is consistent with and agrees to the financial information originally included in the Company’s separately filed XBRL document filed with the Securities and Exchange Commission on July 30, 2012.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRAVELZOO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,161	$38,744
Accounts receivable, less allowance for doubtful accounts of $459 and $400 as of June 30, 2012 and December 31, 2011, respectively	15,236	13,340
Income tax receivable	2,493	3,625
Deposits	376	278
Prepaid expenses and other current assets	2,601	2,123
Deferred tax assets	1,755	1,754

Total current assets	76,622	59,864
Deposits, less current portion	1,038	776
Deferred tax assets, less current portion	344	344
Restricted cash	3,045	3,103
Property and equipment, net	3,711	3,557
Intangible assets, net	528	704

Total assets	$85,288	$68,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,129	$21,731
Accrued expenses	11,606	6,311
Deferred revenue	2,108	2,168
Income tax payable	—	279
Deferred rent	217	114

Total current liabilities	36,060	30,603

Long-term tax liabilities	2,001	2,225
Deferred rent, less current portion	929	761
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 16,462 shares issued and 15,962 shares outstanding as of June 30, 2012 and December 31, 2011)	164	164
Treasury stock (at cost, 0 and 500 shares at June 30, 2012 and December 31, 2011)	—	(15,123)
Additional paid-in capital	8,249	7,656
Retained earnings	39,369	43,484
Accumulated other comprehensive loss	(1,484)	(1,422)

Total stockholders’ equity	46,298	34,759

Total liabilities and stockholders’ equity	$85,288	$68,348

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$39,360	$37,565	$78,693	$74,525
Cost of revenues	3,630	2,940	7,683	5,382

Gross profit	35,730	34,625	71,010	69,143

Operating expenses:
Sales and marketing	16,061	18,702	32,326	34,833
General and administrative	9,303	8,295	18,747	16,689
Unexchanged merger shares	—	—	3,000	20,000

Total operating expenses	25,364	26,997	54,073	71,522

Income (loss) from operations	10,366	7,628	16,937	(2,379)

Other income (expense)	(16)	42	83	104

Income (loss) before income taxes	10,350	7,670	17,020	(2,275)

Income taxes	3,090	2,752	6,012	6,762

Net income (loss)	$7,260	$4,918	$11,008	$(9,037)

Basic net income (loss) per share	$0.45	$0.30	$0.69	$(0.55)
Diluted net income (loss) per share	$0.45	$0.30	$0.69	$(0.55)

Shares used in computing basic net income (loss) per share	15,962	16,462	15,962	16,456

Shares used in computing diluted net income (loss) per share	16,006	16,585	16,012	16,456

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

TRAVELZOO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,008	$(9,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225	1,309
Deferred income tax	—	160
Stock-based compensation	593	375
Provision for losses on accounts receivable	199	43
Tax benefit of stock option exercise	—	(268)
Net foreign currency effect	40	(29)
Changes in operating assets and liabilities:
Accounts receivable	(2,122)	(2,456)
Deposits	(364)	(660)
Income tax receivable	1,130	(2,390)
Prepaid expenses and other current assets	(79)	(117)
Accounts payable	508	5,600
Accrued expenses	5,302	7,185
Deferred revenue	(60)	98
Deferred rent	(34)	95
Income tax payable	(283)	(519)
Other non-current liabilities	(224)	29

Net cash provided by (used in) operating activities	16,839	(582)

Cash flows from investing activities:
Purchases of property and equipment	(1,272)	(1,056)

Net cash used in investing activities	(1,272)	(1,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	40
Tax benefit of stock option exercise	—	268

Net cash provided by financing activities	—	308
Effect of exchange rate changes on cash and cash equivalents	(150)	232

Net increase (decrease) in cash and cash equivalents	15,417	(1,098)
Cash and cash equivalents at beginning of period	38,744	41,184

Cash and cash equivalents at end of period	$54,161	$40,086

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$5,391	$9,476

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

During March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. The auditing firm representing these States in the reviews has presented to the Company preliminary findings which relate primarily to the unexchanged merger shares that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2012, the cost to the Company would be approximately $22.2 million in excess of the amount accrued, plus any interest or penalty which might be applicable. However, the Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

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

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between April 30, 2012 and June 30, 2022. The future minimum lease payments under these operating leases as of June 30, 2012 total $12.9 million. The future lease payments consist of $2,388,000 due in 2012, $3,773,000 due in 2013, $1,897,000 due in 2014, $1,767,000 due in 2015, $1,409,000 due in 2016, and $1,692,000 thereafter.

Local Deals and Getaway merchant payable included in accounts payable was $18.6 million and $16.0 million as of June 30, 2012 and December 31, 2011, respectively.

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

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction, any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

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

The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

Three months ended June 30, 2012:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$28,712	$10,648	$—	$—	$39,360
Intersegment revenues	205	21	—	(226)	—

Total net revenues	28,917	10,669	—	(226)	39,360

Operating income (loss)	$7,831	$2,535	$—	$—	$10,366

Three months ended June 30, 2011:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$27,588	$9,977	$—	$—	$37,565
Intersegment revenues	112	57	—	(169)	—

Total net revenues	27,700	10,034	—	(169)	37,565

Operating income (loss)	$6,543	$1,086	$—	$—	$7,629

Six months ended June 30, 2012:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$57,268	$21,425	$—	$—	$78,693
Intersegment revenues	470	31	—	(501)	—

Total net revenues	57,738	21,456	—	(501)	78,693

Operating income (loss)	$14,972	$4,965	$(3,000)	—	$16,937

Six months ended June 30, 2011:	North America	Europe	Other(a)	Elimination	Consolidated
Revenues from unaffiliated customers	$55,105	$19,420	$—	$—	$74,525
Intersegment revenues	213	61	—	(274)	—

Total net revenues	55,318	19,481	—	(274)	74,525

Operating income (loss)	$15,794	$1,827	$(20,000)	$—	$(2,379)

(a)	Amount represents a charge related to unexchanged merger shares of $3.0 million and $20.0 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,626	$613	$—	$4,239
Total assets	$87,606	$28,271	$(30,589)	$85,288

As of December 31, 2011:	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,668	$593	$—	$4,261
Total assets	$75,238	$26,210	$(33,100)	$68,348

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
North America
Travel	$14,591	$14,144	$30,137	$30,304
Search	5,985	6,360	11,990	12,310
Local	8,136	7,084	15,141	12,492

Total North America revenues	$28,712	$27,588	$57,268	$55,106
Europe
Travel	$7,543	$7,000	$14,936	$14,332
Search	1,012	1,338	2,302	2,296
Local	2,093	1,639	4,187	2,791

Total Europe revenues	$10,648	$9,977	$21,425	$19,419
Consolidated
Travel	$22,134	$21,144	$45,073	$44,636
Search	6,997	7,698	14,292	14,606
Local	10,229	8,723	19,328	15,283

Total revenues	$39,360	$37,565	$78,693	$74,525

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

On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment to Azzurro Capital Inc. and its wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. Azzurro Capital Inc. is owned and controlled by the Ralph Bartel 2005 Trust, on behalf of itself. Ralph Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. Mr. Bartel is currently the sole beneficiary of the Ralph Bartel 2005 Trust. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $290,000 and $422,000 as of June 30, 2012 and December 31, 2011, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $290,000 and $422,000 are part of prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	9.2	7.8	9.8	7.2

Gross profit	90.8	92.2	90.2	92.8

Operating expenses:
Sales and marketing	40.8	49.8	41.1	46.7
General and administrative	23.6	22.1	23.8	22.4
Unexchanged merger shares	—	—	3.8	26.8

Total operating expenses	64.4	71.9	68.7	95.9
Income (loss) from operations	26.4	20.3	21.5	(3.1)
Other income and expenses, net	(0.1)	0.1	0.1	0.1

Income (loss) before income taxes	26.3	20.4	21.6	(3.0)
Income taxes	7.9	7.3	7.6	9.1

Net income (loss)	18.4%	13.1%	14.0%	(12.1)%

Operating Metrics

The following table sets forth operating metrics in North America and Europe for the three months ended June 30, 2012, and 2011:

	Three Months Ended June 30,
	2012	2011
North America
Total Subscribers	15,944,000	15,267,000
Page views of homepages of Travelzoo website(2)	7,691,000	10,059,000
Average cost per acquisition of a new subscriber	$1.02	$1.14
Revenue per employee (3)	$497	$497
Revenue per subscriber(4)	$7.25	$7.45

Europe
Total Subscribers	6,123,000	5,466,000
Page views of homepages of Travelzoo websites(2)	3,744,000	5,332,000
Average cost per acquisition of a new subscriber	$1.95	$3.24
Revenue per employee (3)	$296	$330
Revenue per subscriber(4)	$7.12	$7.79
Consolidated
Total Subscribers(1)	22,068,000	20,733,000
Page views of homepages of Travelzoo websites(2)	11,435,000	15,392,000
Average cost per acquisition of a new subscriber	$1.05	$2.28
Revenue per employee (3)	$420	$438
Revenue per subscriber(4)	$7.22	$7.53

(1)	In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. These total subscriber amounts exclude Asia Pacific subscribers of 3,400,000 and 3,100,000 for the three months ended June 30, 2012 and 2011, respectively.
(2)	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.
(3)	Annualized revenue divided by number of employees at the end of the quarter.
(4)	Annualized revenue divided by number of subscribers at the beginning of the year.

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

Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $606,000 for the three months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $958,000 for the three months ended June 30, 2011.

Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $883,000 for the six months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $1.1 million for the six months ended June 30, 2011

Cost of Revenues

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses was $16.1 million and $18.7 million for the three months ended June 30, 2012 and June 30, 2011, respectively. For the three months ended June 30, 2012 and 2011, advertising expenses accounted for 42% and 55%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increased brand awareness.

Sales and marketing expenses was $32.3 million and $34.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively. For the six months ended June 30, 2012 and 2011, advertising expenses accounted for 42% and 54%, respectively, of total sales and marketing expenses.

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

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction, any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

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

North America net revenues increased $1.2 million for the three months ended June 30, 2012 from the three months ended June 30, 2011 (see “Revenues” above). North America expenses decreased $72,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011. This decrease was primarily due to a $2.0 million dollar decrease in television advertising expense and a $509,000 decrease in subscriber acquisition cost, offset by a $1.1 million increase in salary and employee related expense due in part to a head count increase, a $484,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, a $340,000 increase in professional services expense, a $275,000 increase in rent, office and insurance expense and a $163,000 increase in Search traffic acquisition costs.

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

Europe net revenues increased $635,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011 (see “Revenues” above). Europe expenses decreased $814,000 for the three months ended June 30, 2012 from the three months ended June 30, 2011. This decrease was primarily due to a $917,000 decrease in subscriber acquisition cost. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $48,000 for the three months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $52,000 for the three months ended June 30, 2011.

Europe net revenues increased $2.0 million for the six months ended June 30, 2012 from the six months ended June 30, 2011 (see “Revenues” above). Europe expenses decreased $2.0 million for the six months ended June 30, 2012 from the six months ended June 30, 2011. This decrease was primarily due to a $2.3 million decrease in subscriber acquisition cost, offset by a $921,000 increase in salary and employee related expense due in part to a head count increase. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $119,000 for the six months ended June 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $128,000 for the six months ended June 30, 2011.

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

Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $77,000 foreign exchange loss for the six month periods ended June 30, 2012.

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

Date: August 3, 2012