Form 10-Q
period 2012-09-30
TRAVELZOO INC
filed 2012-10-26
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No.: 000-50171
_______________________________________________________________________________
TRAVELZOO INC.
(Exact name of registrant as specified in its charter)
 ________________________________________________________________________________

DELAWARE	36-4415727
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

590 Madison Avenue, 37th Floor New York, New York	10,022
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 484-4900
_________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of October 25, 2012 was 15,800,755 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$57,634	$38,744
Accounts receivable, less allowance for doubtful accounts of $450 and $400 as of September 30, 2012 and December 31, 2011, respectively	15,440	13,340
Income tax receivable	10,052	3,625
Deposits	381	278
Prepaid expenses and other current assets	2,757	2,123
Deferred tax assets	1,356	1,754
Total current assets	87,620	59,864
Deposits, less current portion	1,068	776
Deferred tax assets, less current portion	357	344
Restricted cash	3,122	3,103
Property and equipment, net	4,007	3,557
Intangible assets, net	440	704
Total assets	$96,614	$68,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,314	$21,731
Accrued expenses	12,619	6,311
Deferred revenue	2,506	2,168
Income tax payable	—	279
Deferred rent	287	114
Total current liabilities	38,726	30,603
Long-term tax liabilities	9,874	2,225
Deferred rent, less current portion	831	761
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued and outstanding as of September 30, 2012 and 16,462 shares issued and 15,962 shares outstanding as of December 31, 2011)	163	164
Treasury stock (at cost, 0 and 500 shares at September 30, 2012 and December 31, 2011)	—	(15,123)
Additional paid-in capital	8,556	7,656
Retained earnings	39,192	43,484
Accumulated other comprehensive loss	(728)	(1,422)
Total stockholders’ equity	47,183	34,759
Total liabilities and stockholders’ equity	$96,614	$68,348

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$35,447	$38,661	$114,140	$113,186
Cost of revenues	3,989	4,221	11,672	9,603
Gross profit	31,458	34,440	102,468	103,583
Operating expenses:
Sales and marketing	17,427	16,737	49,753	51,569
General and administrative	9,836	8,478	28,583	25,167
Unexchanged promotional merger shares	—	—	3,000	20,000
Total operating expenses	27,263	25,215	81,336	96,736
Income from operations	4,195	9,225	21,132	6,847
Other income	135	—	218	105
Income before income taxes	4,330	9,225	21,350	6,952
Income taxes	896	3,298	6,908	10,061
Net income (loss)	$3,434	$5,927	$14,442	$(3,109)
Basic net income (loss) per share	$0.22	$0.36	$0.91	$(0.19)
Diluted net income (loss) per share	$0.22	$0.36	$0.90	$(0.19)
Shares used in computing basic net income (loss) per share	15,884	16,396	15,935	16,434
Shares used in computing diluted net income (loss) per share	15,922	16,504	16,041	16,434

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$3,434	$5,927	$14,442	$(3,109)
Other comprehensive income (loss):
Foreign currency translation adjustment	756	(471)	694	(269)
Total comprehensive income (loss)	$4,190	$5,456	$15,136	$(3,378)

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$14,442	$(3,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,856	2,054
Deferred income tax	(3)	209
Stock-based compensation	900	562
Provision for losses on accounts receivable	116	(25)
Tax benefit of stock option exercise	—	(268)
Net foreign currency effect	(6)	24
Changes in operating assets and liabilities:
Accounts receivable	(2,069)	(722)
Deposits	(382)	(568)
Income tax receivable	1,819	(2,031)
Prepaid expenses and other current assets	(241)	(771)
Accounts payable	1,189	7,454
Accrued expenses	6,198	4,992
Deferred revenue	323	268
Deferred rent	21	179
Income tax payable	(284)	(353)
Other non-current liabilities	(190)	659
Net cash provided by operating activities	23,689	8,554
Cash flows from investing activities:
Purchases of property and equipment	(2,046)	(1,902)
Net cash used in investing activities	(2,046)	(1,902)
Cash flows from financing activities:
Repurchase of common stock	(3,611)	(15,124)
Proceeds from exercise of stock options	—	40
Tax benefit of stock option exercise	—	268
Net cash used in financing activities	(3,611)	(14,816)
Effect of exchange rate changes on cash and cash equivalents	858	(587)
Net increase (decrease) in cash and cash equivalents	18,890	(8,751)
Cash and cash equivalents at beginning of period	38,744	41,184
Cash and cash equivalents at end of period	$57,634	$32,433
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes, net	$5,568	$11,572

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
Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 53.8% of the outstanding shares as of October 25, 2012.
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
The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period, and the Company makes no representations related thereto.
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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive 1 share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2012, there were 15,800,755 shares of common stock outstanding.
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
Since March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. The auditing firm representing these States in the reviews has presented to the Company preliminary findings which relate primarily to the unexchanged promotional merger shares that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of September 2012, the cost to the Company would be approximately $23.2 million in excess of the amount accrued, plus any interest or penalty which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 and $24,000 for these cash payments for the three months and nine months ended September 30, 2012.
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
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of September 30, 2012, the Company has purchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million under the stock repurchase program.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net income (loss)	$3,434	$5,927	$14,442	$(3,109)
Weighted average common shares	15,884	16,396	15,935	16,434
Basic net income (loss) per share	$0.22	$0.36	$0.91	$(0.19)
Diluted net income (loss) per share:
Net income (loss)	$3,434	$5,927	$14,442	$(3,109)
Weighted average common shares	15,884	16,396	15,935	16,434
Effect of dilutive securities: stock options	38	108	106	—
Diluted weighted average common shares	15,922	16,504	16,041	16,434
Diluted net income (loss) per share	$0.22	$0.36	$0.90	$(0.19)

For the three months ended September 30, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
For the nine months ended September 30, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2011, options to purchase 300,000 shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
At September 30, 2012, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.2 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of 3 months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as Level 1.

The fair value of these financial assets was determined using the following inputs at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2012
Money market funds	$13,186	$13,186	$—	$—
Total	$13,186	$13,186	$—	$—
Balance at December 31, 2011
Money market funds	$5,665	$5,665	$—	$—
Total	$5,665	$5,665	$—	$—

At September 30, 2012, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no changes in Level 1, Level 2 and Level 3 and no changes in valuation techniques for these assets or liabilities for the period ended September 30, 2012.

Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Internet domain names	$2,117	$2,117
Accumulated amortization	(1,677)	(1,413)
Total	$440	$704

Intangible assets have a useful life of 5 years. For the three months ended September 30, 2012 and 2011, amortization expense was $88,000 for each period. For the nine months ended September 30, 2012 and 2011, amortization expense was $264,000 for each period.
Future expected amortization expense related to intangible assets at September 30, 2012 is as follows (in thousands):

Remainder of 2012	90
2013	350
Total	$440

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
In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. These derivative actions were consolidated and on January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserts a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as Azzurro Capital, Inc. The derivative action makes allegations regarding the Company’s Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information.
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
On September 28, 2012, Metasearch Systems, LLC filed a lawsuit in the United States District Court for the Eastern District of Delaware against Travelzoo Inc. d/b/a Fly.com alleging infringement of several U.S. patents. Metasearch Systems alleges that the trip-planning metasearch service available on Fly.com infringes one or more claims of the asserted patents. During September 2012, Metasearch Systems filed similar lawsuits against several of Travelzoo's competitors including Expedia, Inc., Orbitz Worldwide, Inc., Travelocity .com, LP, Priceline.com, Inc., Yahoo! Inc., American Express Company, KAYAK Software Corp., and BookIt.com. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. Travelzoo is assessing its obligations and liability, if any, in respect of this litigation and intends to vigorously defend itself in the litigation.
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo, which have not been claimed by former Netsurfer stockholders of Travelzoo.com (unexchanged promotional merger shares) as discussed further in Note 1. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who established their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.
As discussed in Note 1 above, during March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of September 2012, the cost to the Company would be approximately $23.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 and $24,000 for these cash payments for the three months and nine months ended September 30, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between April 30, 2012 and March 31, 2022. The future minimum lease payments under these operating leases as of September 30, 2012 total $15.7 million. The future lease payments consist of $1,263,000 due in 2012, $4,427,000 due in 2013, $2,432,000 due in 2014, $2,304,000 due in 2015, $1,945,000 due in 2016, and $3,342,000 thereafter.
Local Deals and Getaway merchant payable included in accounts payable was $19.3 million and $16.0 million, as of September 30, 2012 and December 31, 2011, respectively.

Note 6: Stock-Based Compensation
In November 2009, the Company granted employee options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of September 30, 2012, 150,000 of these options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2012 and 2011 related to this 300,000 option grant was $187,000 for each period. Total stock-based compensation for the nine months ended September 30, 2012 and 2011 related to this 300,000 stock option grant was $562,000 for each period. As of September 30, 2012, there was approximately $1.3 million of unrecognized stock-based compensation expense. This amount is expected to be recognized over 1.8 years. In January 2012, the Company granted employee options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of September 30, 2012, none of these options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2012 related to this 100,000 option grant was $119,000. Total stock-based compensation for the nine months ended September 30, 2012 related to this 100,000 option grant was $338,000. As of September 30, 2012, there was approximately $1.6 million of unrecognized stock-based compensation expense. This amount is expected to be recognized over 3.3 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.

Note 7: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate which is generally based on our expected annual income and statutory tax rates in the U.S. and Canada. For the nine months ended September 30, 2012, the Company’s effective tax rate was 32%, treating the $3.0 million accrued expense for unexchanged promotional merger shares as having no recognizable tax benefits. For the nine months ended September 30, 2011, the Company’s effective tax rate was 145%, treating the $20.0 million expense for the settlement with the State of Delaware as having no recognizable tax benefits.
United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.7 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2012, the Company had approximately $9.3 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $7.9 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million which if recognized, would be recorded in discontinued operations. The increase in the unrecognized tax benefit for the three months ended September 30, 2012 is related to a deduction taken on the Company's 2011 U.S. federal and state income tax returns for the $20 million settlement with the State of Delaware.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2012 and December 31, 2011, the Company had approximately $558,000 and $391,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal and state taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2008 and is subject to California tax examinations for years after 2004.

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

Three Months Ended September 30, 2012	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$25,147	$10,300	$—	$35,447
Intersegment revenues	211	10	(221)	—
Total net revenues	25,358	10,310	(221)	35,447
Operating income	$3,121	$1,074	$—	$4,195

Three Months Ended September 30, 2011	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$27,944	$10,717	$—	$38,661
Intersegment revenues	130	30	(160)	—
Total net revenues	28,074	10,747	(160)	38,661
Operating income	$7,811	$1,414	$—	$9,225

Nine Months Ended September 30, 2012	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$82,415	$31,725	$—	$114,140
Intersegment revenues	496	41	(537)	—
Total net revenues	82,911	31,766	(537)	114,140
Operating income	$18,094	$6,038	$(3,000)	$21,132

Nine Months Ended September 30, 2011	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$83,048	$30,138	$—	$113,186
Intersegment revenues	342	92	(434)	—
Total net revenues	83,390	30,230	(434)	113,186
Operating income	$23,605	$3,242	$(20,000)	$6,847

(a)	Amount represents a charge related to unexchanged promotional merger shares of $3.0 million and $20.0 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,681	$765	$—	$4,446
Total assets	$95,343	$32,020	$(30,749)	$96,614

As of December 31, 2011	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,668	$593	$—	$4,261
Total assets	$75,238	$26,210	$(33,100)	$68,348
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three and nine months ended September 30, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2012 and December 31, 2011, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues by type and segment for the three and nine months ended September 30, 2012 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America
Travel	$12,606	$13,151	$42,743	$43,453
Search	5,737	7,013	17,727	19,323
Local	6,804	7,780	21,945	20,272
Total North America revenues	$25,147	$27,944	$82,415	$83,048
Europe
Travel	$7,368	$6,951	$22,304	$21,285
Search	1,026	1,652	3,328	3,948
Local	1,906	2,114	6,093	4,905
Total Europe revenues	$10,300	$10,717	$31,725	$30,138
Consolidated
Travel	$19,974	$20,102	$65,047	$64,738
Search	6,763	8,665	21,055	23,271
Local	8,710	9,894	28,038	25,177
Total revenues	$35,447	$38,661	$114,140	$113,186

Note 9: Related Party Transactions
In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the three and nine months ended September 30, 2011 totaled approximately $47,000 and $380,000, respectively. No consulting services were rendered after September 30, 2011 as effective October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc. pursuant to an employment agreement.
On October 31, 2009, the Company completed the sale of its Asia Pacific operating segment, including the Company's wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. to Azzurro Capital Inc., which is owned and controlled by the Ralph Bartel 2005 Trust. Ralph Bartel is the sole beneficiary of the Ralph Bartel 2005 Trust. Mr. Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $345,000 and $422,000 as of September 30, 2012 and December 31, 2011, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $345,000 and $422,000 are part of prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 10: Stock Repurchase Program
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The repurchase program assists in offsetting the impact of dilution from employee equity compensation and for capital allocation purpose. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation. During the three months ended September 30, 2012, the Company purchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million. The 161,000 shares repurchased were constructively retired as of September 30, 2012.

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
On October 31, 2009, we completed the sale of our Asia Pacific operating segment, including our wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. to Azzurro Capital Inc. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers.
More than 2,000 companies use our services, including American Airlines, Avis Rent A Car, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels and Resorts, Interstate Hotels & Resorts, JetBlue Airways, Kimpton Hotels, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, United Airlines, and Virgin Atlantic.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended September 30, 2012, European operations were 29% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.
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
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Travelzoo Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising and upon the sale of the vouchers or other items sold.
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

Our Local category of revenue includes the publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of vouchers or items sold or a fee for clicks delivered to the advertisers. We recognize revenue upon the sale of the vouchers, when we receive notification of the direct bookings or upon delivery of the clicks. The Company earns a fee for acting as an agent in these transactions, which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.

Trends in Our Business
Our ability to generate revenues in the future depends on numerous factors such as our ability to sell more advertising to existing and new advertisers, our ability to increase our audience reach and advertising rates and our ability to develop and launch new products.
Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local companies. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative health of the economy, competition and the introduction of new methods of advertising. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry, the introduction of a new voucher-based product offered by competitive companies impacted our ability to sell our existing advertising products, the reduction in spending by travel intermediaries due to their focus on improving profitability, the willingness of consumers to purchase the deals we advertise, the willingness of certain competitors to grow their business unprofitably and the economic uncertainty in Europe impacted advertiser’s willingness to purchase our advertising. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular, with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers.
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

Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expense in the foreseeable future. We expect fluctuations of sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. In July 2012, we announced our intention to increase our marketing expenses by an expected incremental $3 million to $4 million per quarter for several quarters. During the three months ended September 30, 2012, we spent an incremental $1.2 million on subscriber marketing compared to the three months ended June 30, 2012. We expect this increased marketing expense to spur continued growth in subscribers and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in subscribers and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions as well as our performance in each quarter.
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in legal and professional fees due primarily to our defense of legal proceedings and claims and compliance efforts. In addition, we expect to incur additional costs related to the addition of a hotel booking platform to our product capabilities.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, including our valuation allowance on our European loss carryforwards, audits of prior year’s tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as our disposition of Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
Our growth strategy key elements include building strong brand awareness, increasing reach, maintaining a high-quality user base, increasing the number of advertisers, providing advertisers with excellent service and replicating our business model in foreign markets, as well as developing new products that keep pace with changes in consumer preferences and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some recent examples of our efforts to expand our business internationally since our inception from the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaways in 2011 as well as our mobile application launches in 2011. We plan to make investments to develop and/or buy online hotel booking platform capabilities to serve hotels and to facilitate a hotel commission-based offering.
We believe that we can sell more advertising only if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for advertising continues to shift from offline to online. We do not know if we will be able to maintain or increase our market share. We do not know if we will be able to increase the number of advertisers in the future. We do not know if we will have market acceptance of our new products or whether the market will continue to accept our existing products.

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.3	10.9	10.2	8.5
Gross profit	88.7	89.1	89.8	91.5
Operating expenses:
Sales and marketing	49.2	43.3	43.6	45.6
General and administrative	27.7	21.9	25.0	22.2
Unexchanged promotional merger shares	—	—	2.6	17.7
Total operating expenses	76.9	65.2	71.2	85.5
Income from operations	11.8	23.9	18.6	6.0
Other income and expenses, net	0.4	—	0.2	0.1
Income before income taxes	12.2	23.9	18.8	6.1
Income taxes	2.5	8.5	6.1	8.9
Net income (loss)	9.7%	15.4%	12.7%	(2.8)%

Operating Metrics
The following table sets forth operating metrics in North America and Europe for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
North America
Total Subscribers	16,075,000	15,565,000
Page views of homepages of Travelzoo websites (2)	7,012,000	9,220,000
Average cost per acquisition of a new subscriber	$1.95	$0.66
Revenue per employee (3)	$393	$508
Revenue per subscriber (4)	$6.42	$7.83
Europe
Total Subscribers	6,316,000	5,737,000
Page views of homepages of Travelzoo websites (2)	3,791,000	5,063,000
Average cost per acquisition of a new subscriber	$3.55	$2.76
Revenue per employee (3)	$273	$313
Revenue per subscriber (4)	$7.10	$9.29
Consolidated
Total Subscribers (1)	22,391,000	21,302,000
Page views of homepages of Travelzoo websites (2)	10,803,000	14,283,000
Average cost per acquisition of a new subscriber	$2.60	$1.43
Revenue per employee (3)	$348	$433
Revenue per subscriber (4)	$6.61	$8.19

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Ltd. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. These total subscriber amounts exclude Asia Pacific subscribers of 3,600,000 and 3,100,000 for the three months ended September 30, 2012 and 2011, respectively.

(2)	The comparability of year-over-year changes of page views of the homepages of Travelzoo websites may be limited due to the design and navigation of the websites.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

(4)	Annualized revenue divided by number of subscribers at the beginning of the year.

Revenues
The following table sets forth the breakdown of revenues by type and segment for the three and nine months ended September 30, 2012 and 2011. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America
Travel	$12,606	$13,151	$42,743	$43,453
Search	5,737	7,013	17,727	19,323
Local	6,804	7,780	21,945	20,272
Total North America revenues	$25,147	$27,944	$82,415	$83,048
Europe
Travel	$7,368	$6,951	$22,304	$21,285
Search	1,026	1,652	3,328	3,948
Local	1,906	2,114	6,093	4,905
Total Europe revenues	$10,300	$10,717	$31,725	$30,138
Consolidated
Travel	$19,974	$20,102	$65,047	$64,738
Search	6,763	8,665	21,055	23,271
Local	8,710	9,894	28,038	25,177
Total revenues	$35,447	$38,661	$114,140	$113,186

North America
North America revenues decreased $2.8 million for the three months ended September 30, 2012 from the three months ended September 30, 2011. This decrease was primarily due to a decrease in Search and Local revenues. The decrease in Search revenue of $1.3 million was primarily due to the decreased number of clicks that generate revenue, in particular from hotels, as a result of decreased spending on traffic acquisition. The decrease in Local revenue of $976,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues decreased $635,000 for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. This decrease was primarily due to a decrease in Search and Travel revenues, offset by the growth of Local revenues. The decrease in Search revenue of $1.6 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The increase in Local revenue of $1.7 million was primarily due to the increased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $418,000 for the three months ended September 30, 2012 from the three months ended September 30, 2011. This decrease was primarily due to a decrease in Search revenue, offset by the growth of Travel revenues. The decrease in Search revenue of $626,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The increase in Travel revenue of $416,000 was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold and an increase in revenue from travel publication due to increased number of e-mails delivered.
Europe revenues increased $1.6 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. This increase was primarily due to growth of Local and Travel revenues, offset by a decrease in Search revenues. The increase in Local revenue of $1.2 million was primarily due to the increased number of Local Deals vouchers sold. The increase in Travel revenue of $1.0 million was primarily due to an increase in revenue from Getaways due to the increased number of Getaways vouchers sold. The decrease in Search revenue of $620,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

For the three and nine months ended September 30, 2012 and September 30, 2011, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $20,000 for the three months ended September 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $580,000 for the three months ended September 30, 2011.
Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $99,000 for the nine months ended September 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $1.6 million for the nine months ended September 30, 2011.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.0 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively. Cost of revenues was $11.7 million and $9.6 million for the nine months ended September 30, 2012 and 2011, respectively.
Cost of revenue decreased $232,000 for the three months ended September 30, 2012 from the three months ended September 30, 2011. This decrease was primarily due to a $204,000 decrease in depreciation expense and a decrease in Local Deals and Getaways costs including $294,000 in credit card fees, offset by $177,000 increase in subscriber refunds.
Cost of revenue increased $2.1 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. This increase was primarily due to an increase in Local Deals and Getaways costs including $582,000 in subscriber refunds and $615,000 in credit card fees, a $390,000 increase in salary and employee related expenses due primarily to an increase in customer service headcount. In addition, there was an increase of $463,000 in payments made to third-party partners of the Travelzoo Network, offset by a $332,000 decrease in depreciation expense.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $17.4 million and $16.7 million for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, advertising expenses accounted for 44% and 49%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness.
Sales and marketing expenses were $49.8 million and $51.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. For the nine months ended September 30, 2012 and 2011, advertising expenses accounted for 43% and 49%, respectively, of total sales and marketing expenses.
Sales and marketing expenses increased $690,000 for the three months ended September 30, 2012 from the three months ended September 30, 2011. The increase was primarily due to a $966,000 increase in salary and employee related expenses due primarily to an increase in headcount, a $679,000 increase in subscriber acquisition costs, offset by a $1.0 million decrease in Search traffic acquisition costs.
Sales and marketing expenses decreased $1.8 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The decrease was primarily due to a $3.3 million decrease in subscriber acquisition costs and a $2.0 million dollar decrease in television advertising expense, offset by a $3.3 million increase in salary and employee related expenses due primarily to an increase in headcount. Despite reduced subscriber acquisition spending, we continued to add new subscribers due to factors such as our website requiring visitors to subscribe in order to be able to view most deals and the traffic associated with Local Deals and Getaways.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $9.8 million and $8.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively. General and administrative expenses were $28.6 million and $25.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
General and administrative expenses increased $1.4 million for the three months ended September 30, 2012 from the three months ended September 30, 2011. The increase was primarily due to a $523,000 increase in salary and employee related expenses due primarily to an increase in headcount, and a $501,000 increase in professional services and other expenses.
General and administrative expenses increased $3.4 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The increase was primarily due to a $1.7 million increase in salary and employee related expenses due primarily to an increase in headcount, a $1.1 million increase in professional services and other expenses, and a $540,000 increase in rent, office and insurance expenses due to the continuing expansion of our business.
Unexchanged promotional merger shares
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to a previously-announced unclaimed property review. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation following a 2002 merger, as previously disclosed in the company’s report on Form 10-K. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as shareholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. Under the terms of the agreement, the Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims. The $20.0 million payment was recorded as an expense in the three months ended March 31, 2011.
During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of September 2012, the cost to the Company would be approximately $23.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
See Note 1 to the consolidated financial statements for further information on the unexchanged promotional merger shares contingency.

Income Taxes
Our income is generally taxed in the U.S., Canada and our income tax provisions reflect federal, state and country statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $896,000 and $3.3 million for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 21% and 36% for the three months ended September 30, 2012 and 2011, respectively. Income tax expense was $6.9 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 32% and 145% for the nine months ended September 30, 2012 and 2011, respectively.

Our effective tax rate decreased for the nine months ended September 30, 2012 from the nine months ended September 30, 2011 due primarily to the $20.0 million expense for the settlement with the State of Delaware that was treated as having no recognizable tax benefits in the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the $3.0 million accrued expense for unexchanged promotional merger shares was treated as having no recognizable tax benefit. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.
United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $1.7 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2008 and are subject to California tax examinations for years after 2004. We are under examination by federal and state taxing authorities. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, we believe it is impractical to determine the amount and timing of these adjustments.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net revenues	$25,358	$28,074	$82,911	$83,390
Income from operations	$3,121	$7,811	$18,094	$23,605
Income from operations as a % of revenues	12.3%	27.8%	21.8%	28.3%

North America net revenues decreased $2.7 million for the three months ended September 30, 2012 from the three months ended September 30, 2011 (see “Revenues” above). North America expenses increased $2.2 million for the three months ended September 30, 2012 from the three months ended September 30, 2011. This increase was primarily due to a $1.0 million increase in salary and employee related expenses due in part to a headcount increase, a $550,000 increase in subscriber acquisition cost, a $435,000 increase in professional services and other expenses, and a $202,000 increase in rent, office and insurance expenses, offset by a $422,000 decrease in Search traffic acquisition costs.
North America net revenues decreased $479,000 for the nine months ended September 30, 2012 from the nine months ended September 30, 2011 (see “Revenues” above). North America expenses increased $3.1 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. This increase was primarily due to a $3.8 million increase in salary and employee related expenses due in part to a headcount increase and a $1.5 million increase in cost of revenue primarily related to Local Deals and Getaways credit card fees, customer service and certain subscriber refunds, and a $755,000 increase in rent, office and insurance expenses, offset by a $2.0 million decrease in television advertising expense and a $1.1 million decrease in subscriber acquisition cost.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net revenues	$10,310	$10,747	$31,766	$30,230
Income from operations	$1,074	$1,414	$6,038	$3,242
Income from operations as a % of revenues	10.4%	13.2%	19.0%	10.7%

Europe net revenues decreased $437,000 for the three months ended September 30, 2012 from the three months ended September 30, 2011 (see “Revenues” above). Europe expenses decreased $91,000 for the three months ended September 30, 2012 from the three months ended September 30, 2011. This decrease was primarily due to a $612,000 decrease in Search traffic acquisition costs, offset by a $228,000 increase in salary and employee related expense due in part to a headcount increase, a $199,000 increase in corporate development expense and a $129,000 increase in subscriber acquisition cost. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $546,000 for the three months ended September 30, 2012. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $17,000 for the three months ended September 30, 2011.
Europe net revenues increased $1.5 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011 (see “Revenues” above). Europe expenses decreased $1.4 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. This decrease was primarily due to a $2.2 million decrease in subscriber acquisition cost, offset by a $1.1 million increase in salary and employee related expense due in part to a headcount increase. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $1.4 million for the nine months ended September 30, 2012. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $111,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources
As of September 30, 2012, we had $57.6 million in cash and cash equivalents, of which $22.0 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $38.7 million as of December 31, 2011 primarily as a result of cash provided by operating activities, offset by cash used in investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$23,689	$8,554
Net cash used in investing activities	(2,046)	(1,902)
Net cash used in financing activities	(3,611)	(14,816)
Effect of exchange rate changes on cash and cash equivalents	858	(587)
Net increase (decrease) in cash and cash equivalents	$18,890	$(8,751)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2012 increased by $15.1 million compared to the nine months ended September 30, 2011. The $15.1 million increase in cash provided by operating activities was due primarily to a $17.6 million increase in net income, a $3.9 million increase in income tax receivable, offset by a $6.3 million decrease in accounts payable. The $17.6 million increase in net income was primarily due to a $17.0 million decrease in expenses related to unexchanged promotional merger shares. The increase in the unrecognized tax benefit is related to a deduction taken on the Company's 2011 U.S. federal and state income tax returns for the $20 million settlement with the State of Delaware.
Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2012 compared to $1.9 million for the nine months ended September 30, 2011. The $144,000 increase in cash used in investing activities was due primarily to a $144,000 increase in purchases of property and equipment.

Net cash used by financing activities was $3.6 million for the nine months ended September 30, 2012 compared to net cash used by financing activities of $14.8 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net cash used by financing activities was due to repurchase of our common stock. For the nine months ended September 30, 2011, net cash net cash used by financing activities was due to repurchase of our common stock offset by proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional merger shares contingency. During June 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the nine months ended September 30, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of September 2012, the cost to the Company would be approximately $23.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
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
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended September 30, 2012, the Company purchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million.
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
Consistent with our growth, we have experienced substantial increases in our cost of revenues, sales and marketing expenses and our general and administrative expenses, including increases in product development costs, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs for at least the next twelve months. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, unanticipated events and opportunities or a less favorable than expected development of our business in Europe with one or more of advertising formats may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements.
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
The information set forth under “Note 5 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in, legal defense costs, settlements or judgments that could have a material impact on our financial condition.

The following summarizes our principal contractual commitments as of September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$1,263	$4,427	$2,432	$2,304	$1,945	$3,342	$15,713
Purchase obligations	108	389	94	—	—	—	591
Total commitments	$1,371	$4,816	$2,526	$2,304	$1,945	$3,342	$16,304

We also have contingencies related to net unrecognized tax benefits of approximately $9.3 million as of September 30, 2012. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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

•
Collection is deemed reasonably assured. We conduct a credit review for all transactions at the time of the arrangement to determine the creditworthiness of the advertiser. Collection is deemed reasonably assured if we expect that the advertiser will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection. Collection is deemed not reasonably assured when an advertiser is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due.

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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the nine months ended September 30, 2012 and 2011, our effective tax rates were 32% and 145%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations including our valuation allowance on our European loss carryforwards, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, State unclaimed property claims or otherwise and several lawsuits, both class actions and derivative lawsuits, as well as a patent infringement lawsuit. Please refer to Note 5 to the consolidated financial statements for further details about our loss contingencies.

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
For the nine months ended September 30, 2012, we generated a net income of $14.4 million. For the nine months ended September 30, 2011, we incurred a net loss of $3.1 million. In the year ended December 31, 2010 and 2011, we generated a net income of $13.2 million and $3.3 million. Although we were profitable in 2011 and 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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

Our expansion of our product offering to include Local Deals and Getaways formats add the addition of a hotel booking platform may result in additional costs that exceed revenue and may trigger additional stock volatility.
During the third quarter of 2010, we launched our Local Deals format of advertising and during the second quarter of 2010, we launched our Getaways format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format involves several aspects that are new to us, and will require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format create a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operation and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising. In addition, our plan to add a hotel booking platform may result in an increase in costs to develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue.
Our business model may not be adaptable to a changing market.
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or if our current business model is not successful. For example, the trend toward mobile online traffic will require us to adapt our product offering to facilitate consumers use our products. If we do not adapt to this trend fully or quickly enough, we may lose advertising revenue as consumer usage may decline from our non-mobile traffic. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our subscribers. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our subscribers or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaways or the planned hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue as we obtain the hotel booking platform capabilities, which may result in lower revenue depending on volume of hotel bookings.
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
Our business relies heavily on e-mail and other messaging services, and any restrictions on the sending of e-mails or messages or a decrease in subscriber willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon e-mail and other messaging services. Deals offered through e-mails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of e-mail and other messaging services to our businesses, if we are unable to successfully deliver e-mails or messages to our subscribers or potential subscribers, or if subscribers decline to open our e-mails or messages, our revenue and profitability would be adversely affected. Actions by third parties to block, impose restrictions on, or charge for the delivery of, e-mails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk e-mail transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver e-mails or other messages to third parties. In addition, our use of e-mail and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send e-mails or other messages. Any disruption or restriction on the distribution of e-mails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability.
Our total number of subscribers may be higher than the number of our actual individual subscribers and may not be representative of the number of persons who are active potential customers.
Our total number of subscribers may be higher than the number of our actual individual subscribers because some subscribers have multiple registrations, other subscribers have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these subscribers, we do not have a reliable system to accurately identify the number of actual individual subscribers, and thus we rely on the number of total subscribers as our measure of the size of our subscriber base. In addition, the number of subscribers includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed. The number of subscribers may include individuals who do not receive our e-mails because our e-mails have been blocked or are otherwise undeliverable. As a result, the number of subscribers should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our e-mail offers.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.
During the nine months ended September 30, 2012, our cash and cash equivalents increased by $18.9 million to $57.6 million. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Although our revenues in Europe increased 5.1% in the nine months ended September 30, 2012 from the same period last year and our operations in Europe generated a profit of $6.0 million for the nine months ending September 30, 2012 and a profit of $4.9 million during the 2011 fiscal year, our operations in Europe incurred a loss of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $4.2 million and $7.5 million on online marketing initiatives relating to subscriber acquisition for the nine months ended September 30, 2012 and 2011 and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations.
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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2012, we had 407 employees, up from 350 employees as of September 30, 2011. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business. For example, during the three months ended September 30, 2012, we experienced a decline in our revenue disproportionate to our expenses.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local companies. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel Metasearch engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-

based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced their hotel search product which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
Acquisitions, investments and joint ventures could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
We may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.
These transactions involve significant challenges and risks. Some of the areas where we may face risks or difficulties include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

•
Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

•	Failure to successfully further develop the acquired business or technology.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture.

•	Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful.

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business.

•	Inability to sell disposed assets.

•	Impairment of goodwill and other assets acquired or divested.

•
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

•
Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. Also, the anticipated benefit of many of our acquisitions may not materialize.

Risks Related to the Market for our Shares
Our stock price has been volatile historically and may continue to be volatile.
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended October 24, 2012, the closing price of our common stock on the NASDAQ Global Select Market ranged from $17.87 to $33.28 Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of October 24, 2012, approximately 53.8% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

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
Vouchers which are issued under our Local Deals may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if the vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the voucher, or the promotional value, which is the add-on value of the voucher in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the voucher was issued; (ii) the voucher’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Purported class actions against other companies have been filed in federal and state court claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. For unredeemed vouchers, similar laws in other jurisdictions require us or merchants to honor the face value of vouchers sold, after the redemption period. For example, in Germany, certain consumer protection laws require us to refund consumers for almost four years after the purchase date for the amount of the face value of purchased vouchers, which remains unredeemed at the end of the redemption period. Therefore, we do not recognize the unredeemed amounts as revenue until after we are not subject to these laws. There may be similar laws in other countries or provinces that require similar practices. Such developments may materially and adversely affect the profitability or viability of our Local Deals and Getaways.
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
During March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of September 2012, the cost to the Company would be approximately $23.2 million in excess of the amount accrued, plus any interest and penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 and $24,000 for these cash payments for the three months and nine months ended September 30, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. While we have a trademark for “Travelzoo,” many companies in the industry have similar names including the word “travel”. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. As discussed under Note 5 to the unaudited condensed consolidated financial statements included in this report, a lawsuit was recently filed against us by a non-practicing entity, commonly referred to as a "patent troll", claiming that the trip- planning Metasearch service available on Fly.com infringes one or more claims of certain asserted patents. The plaintiff has asserted similar claims against other Metasearch websites, including Expedia, Orbitz, Travelocity, Priceline, Yahoo! Inc., American Express, KAYAK and BookIt.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $90,000 foreign exchange loss for the nine month periods ended September 30, 2012.

Item 4.        Controls and Procedures
For the period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended September 30, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
July 1, 2012 - July 31, 2012	—	—	—	1,000,000
August 1, 2012 - August 31, 2012	147,000	$22.39	147,000	853,000
September 1, 2012 - September 30, 2012	14,000	$22.33	14,000	839,000

	161,000		161,000

(1)
In July 2012, our Board authorized a stock repurchase program that provided for the repurchase of up to 1,000,000 shares of our common stock. As of September 30, 2012, 161,000 shares were repurchased and therefore there were 839,000 shares remaining to be repurchased under this program.

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

Date: October 25, 2012