Form 10-K
period 2012-12-31
TRAVELZOO INC
filed 2013-02-11
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Common Stock, $0.01 Par Value
(Title of Class)
_________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported on the NASDAQ Global Select Market, was $169,514,556.
The number of shares of Travelzoo common stock outstanding as of February 8, 2013 was 15,361,873 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Table of Contents

TRAVELZOO INC.

PART I
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
Item 1. Business
Overview
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 26 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo's rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo iPhone and Android applications, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, we operate Local Deals and Getaway services, which allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website and mobile applications. Voucher promotional offers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
In 2009, we sold our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. The results of operations of the Asia Pacific operating segment have been classified as discontinued operations for all periods presented. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo iPhone and Android applications in Asia Pacific, the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Harrah's Entertainment, Expedia, Fairmont Hotels and Resorts, Hilton Hotels, Interstate Hotels & Resorts, Key Tours International, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, and Virgin Atlantic.

Our revenues are advertising revenues, consisting primarily of listing fees paid by travel, entertainment and local businesses to advertise their offers on Travelzoo's media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaway advertisers are typically for twelve months and are not automatically renewed. Our revenues have grown on an annual basis since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $151 million for the year ended December 31, 2012.
We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2012, European operations were 28% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 50.5% of the outstanding shares as of December 31, 2012.
The Company was formed as a result of a combination and merger of entities founded by the Company's majority stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued 5,155,874 shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration, but subject to certain conditions as referred to below. In 1998, Mr. Bartel also founded Silicon Channels Corporation, a California corporation, to operate the Travelzoo website. During 2001, Travelzoo Inc. was formed as a subsidiary of Travelzoo.com Corporation, and Mr. Bartel contributed all of the outstanding shares of Silicon Channels Corporation to Travelzoo Inc. in exchange for 8,129,273 shares of Travelzoo Inc. and options to acquire an additional 2,158,349 shares at $1.00. Mr. Bartel exercised these options in January 2009.
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, stockholders were allowed a period of two years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each outstanding share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2012, there were 15,361,873 shares of common stock outstanding.
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former Netsurfer stockholders of Travelzoo.com as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims. Since March 2012, similar claims have been asserted by other states. See Note 1 to the accompanying consolidated financial statements for further information on the unexchanged promotional merger shares contingency.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”

Our Industry
While our mission is to provide our subscribers and users the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to Kantar Media, travel companies in the U.S. spent $3.3 billion in 2012 on advertising (source: Kantar Media, 2012). According to BIA Advisory Services and The Kelsey Group's U.S. Local Media Annual Forecast (2008-2013), U.S. local advertising revenues will be $144.4 billion in 2013 (source: BIA Advisory Services/The Kelsey Group, 2009). We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones, has changed the ground rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. eMarketer anticipates that overall spending on mobile advertising in the United States, including display, search and messaging-based ads served to mobile phones and tablets, will rise to $4 billion in 2012 (a 180% increase over 2011), $7.19 billion in 2013, and nearly $21 billion by 2016.
We believe that several factors are causing and will continue to cause travel, entertainment and local businesses to increase their spending on Internet and mobile advertising of offers:
The Internet Is Consumers' Preferred Information Source. Market research shows that the Internet has become consumers' preferred information source for travel (source: Forrester's North American Technographics Travel Online Survey, Q1 2008).
Benefits of Internet Advertising vs. Print, TV and Radio Advertising. Internet advertising provides advertisers advantages compared to traditional advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “- Benefits to Travel, Entertainment and Local Businesses” below.
New Advertising Opportunities. The Internet allows advertisers to advertise their sales and specials in a fast, flexible, and cost-effective manner that has not been possible before.
Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers' websites versus selling through travel agents. Internet advertising attracts consumers to suppliers' websites.
Mobile advertising extends our products and services by providing mobile-specific features to mobile device users. Mobile advertising is still in its early stage, though mobile devices are quickly becoming the world's newest gateway for information. We are focused on developing easy-to-use mobile applications to help advertisers extend their reach, help create revenue opportunities for our customers, and deliver relevant and useful ads to users on the go. We continue to invest in improving users' access to our services through such devices.

Problems Travel, Entertainment and Local Businesses Face and Limitations of Newspaper, TV and Radio Advertising
We believe that travel, entertainment and local businesses often face the challenge of being able to effectively and quickly market and sell their excess inventory (i.e. airline seats, hotel rooms, cruise cabins, theater seats, spa appointments or restaurant seats that are likely to be unfilled). The success of marketing excess inventory can have a substantial impact on a company's profitability. Almost all costs of these services are fixed. That is, the costs do not vary significantly with sales. A relatively small amount of unsold inventory can have a significant impact on the profitability of a company.
We believe that travel, entertainment and local businesses need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because services are a quickly expiring commodity. The period between the time when a company realizes that there is excess inventory and the time when the service has become worthless is very short. The solution must be flexible, because the demand for excess inventory is difficult to forecast. It is difficult for travel, entertainment and local businesses to price excess inventory and to forecast the marketing effort needed to sell excess inventory. The marketing must be cost-effective, because excess inventory is often sold at highly discounted prices, which lowers margins.
We believe that newspaper, TV and radio advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

•	typically, ads must be submitted 2 to 5 days prior to the publication or airing date, which makes it difficult to advertise last-minute inventory;

•	once an ad is published, it cannot be updated or deleted when an offer is sold out;

•	once an ad is published, the company cannot change a price or offer;

•	in many markets, the small number of newspapers, television companies, radio stations and other print media reduces competition, resulting in high rates for traditional advertising; and

•	offline advertising does not allow for detailed performance tracking;

•	creative can be very expensive to develop.
Our Products and Services
We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo websites, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Local Deals and Getaway e-mail alert services. We operate SuperSearch, a pay-per-click travel search tool and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that enables users to find and compare the best flight options from multiple sources, including airline and online travel agency websites. While our products provide advertising opportunities for travel, entertainment and local businesses, they also provide Internet users with a free source of information on current sales and specials from thousands of travel, entertainment and local businesses.
As travel, entertainment and local businesses increasingly utilize the Internet to promote their offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows our advertisers to add, update, and delete special offer listings on a real-time basis. Our software also provides our advertisers with real-time performance tracking, enabling them to optimize their marketing campaigns. Mobile advertising extends our products and services by providing mobile-specific features to mobile device users. We are focused on developing easy-to-use mobile applications to help advertisers extend their reach, help create revenue opportunities for our customers, and deliver relevant and useful ads to users on the go. We continue to invest in improving users' access to our services through such devices. In addition, we are beginning to develop a hotel booking platform that will facilitate our users to more easily book stays at hotel deals we present on our website and mobile devices.

The following table presents an overview of our products:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses	24/7	13.2 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	22.5 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	20.1 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	Over 155 markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 351 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	5.1 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight, hotel and rental car options from multiple sources	On-demand	3.5 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser's website	Free access to real-time price comparisons from airlines and online travel agencies

*
For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network, SuperSearch, and Fly.com, reach/usage information is based on internal Travelzoo statistics as of December 31, 2012.

In 2012, 72% of our total revenues were generated from our North America operations, and 28% of our total revenues were generated from our European operations. See Note 8 to the accompanying consolidated financial statements.

Benefits to Travel, Entertainment and local businesses
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

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 26 million travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Canada, France, Germany, Spain, and the U.K.
Key features of our solution for local businesses include:

•	Real-Time Listings of Special Offers. Our technology allows local businesses to advertise special offers on a real-time basis.

•	Real-Time Performance Reports. We provide local businesses with real-time tracking of the performance of their advertising campaigns.

•
Access to Local Consumers. Travelzoo subscribers submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to subscribers who live or work near the local businesses.

Benefits to Consumers
Our Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, ww.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, Getaway, the Travelzoo Network, SuperSearch search tool, and Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

•
Aggregation of Offers from Many Companies. Our Travelzoo websites and our Travelzoo Top 20 e-mail newsletter aggregate information on current offers from more than 2,000 travel, entertainment and local businesses. This saves the consumer time when searching for travel, entertainment and local deals, sales and specials.

•
Current Information. Compared to newspaper, TV or radio advertisements, we provide consumers more current information, since our technology enables travel, entertainment and local businesses to update their listings on a real-time basis.

•	Reliable Information. We operate a Test Booking Center® to check the availability of travel, entertainment and local deals included in the Travelzoo Top 20 before publishing.

•	Search Tools. We provide consumers with the ability to search for specific offers.
Growth Strategy
Key elements of our strategy include:

•
Build Strong Brand Awareness. We believe that it is essential to establish a strong brand with Internet users and within the travel industry, entertainment industry and with local businesses. We currently utilize online marketing and direct marketing to promote our brand to consumers. We utilize sponsorships at industry conferences and public relations to promote our brand. In addition, we believe that we build brand awareness through product excellence which leads to word-of-mouth referrals. We believe it is important that we develop new products that keep pace with changes in consumer preference and technology, such as the trend towards mobile usage by consumers, as well as facilitating hotel booking for consumers.

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

•
Increase Number of Advertisers: We intend to continue to grow our advertiser base by expanding the size of our sales force and by entering into new content categories such as restaurants and spas. See “- Sales and Marketing” below.

•	Excellent Service. We believe that it is important to provide our advertisers and users with excellent service.

•
Replicate Business Model in Foreign Markets. We have replicated our business model in foreign markets including Canada, the U.K., Germany, France and Spain. We believe that there is an opportunity to replicate our business model in additional foreign markets. In addition, we believe that we can strengthen our strategic position if we offer global advertising solutions to existing and new advertisers.

Advertisers
As of December 31, 2012, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air New Zealand	Interstate Hotels & Resort
Atlantis	Jet Luxury Resorts
Apple Vacations	Key Tours International
British Airways	Liberty Travel
CheapTickets	Lufthansa
Cirque du Soleil	Marriott Hotels
Delta Air Lines	Orbitz Worldwide
Expedia	Royal Caribbean
Fairmont Hotels and Resorts	Spirit Airlines
Fareportal	Starwood Hotels & Resorts Worldwide
Harrah's Entertainment	Travelocity
Hawaiian Airlines	United Airlines
Hilton Hotels	Virgin America
Hotwire	Virgin Atlantic
InterContinental Hotels Group	Walt Disney Parks & Resorts
As discussed in Note 8 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2012, 2011 and 2010. The agreements with these advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control. It is possible that we may have an advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.
Sales and Marketing
As of December 31, 2012, our advertising sales force and sales support staff consisted of 151 employees worldwide. We intend to grow our advertiser base by expanding the size of our sales force.
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
We co-locate our production servers with Equinix, Inc. (“Equinix”), a global provider of hosting, network, and application services. Equinix's facilities include features such as power redundancy, multiple egress and peering to other ISPs, fire suppression and access to our own separate physical space. We believe our arrangements with Equinix will allow us to grow without being limited by our own physical and technological capacity, and will also provide us with sufficient bandwidth for our anticipated needs. Because of the design of our websites, our users are not required to download or upload large files from or to our websites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.

Our software is written using widely used standards, such as Visual Basic Script, and HTML, and interfaces with products from Microsoft and ITA software. We have generally standardized our hardware platform on HP servers and Cisco switches.
Competition
We compete for advertising dollars with large Internet portal sites such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local businesses. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price, performance and audience quality.
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
Domain Names. Domain names are the user's Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We have registered travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de, travelzoo.fr, travelzoo.org, travelzoo.net, weekend.com, and weekends.com, among other domain names, and have registered “Travelzoo” as a trademark in the United States, Canada, the EU, and in various countries in Asia Pacific. In January 2009, we purchased the domain name Fly.com. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.

Jurisdictions. Due to the global nature of the Internet, it is possible that, although our transmissions over the Internet originate primarily in California, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, because our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to additional taxes and other regulations.
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
Employees
As of December 31, 2012, we had 417 employees in Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated continued growth, we expect that the number of our employees will continue to increase for the foreseeable future.
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
In the years ended December 31, 2012, 2011 and 2010, we generated a net income of $18.2 million, $3.3 million and $13.2 million. Although we were profitable in 2012, 2011 and 2010, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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

Our expansion of our product offering to include Local Deals and Getaway formats and the addition of a hotel booking platform may result in additional costs that exceed revenue and may trigger additional stock volatility.
During the third quarter of 2010, we launched our Local Deals format of advertising and during the second quarter of 2011, we launched our Getaway format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format involves several aspects that are new to us, and will require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format create a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operation and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising. In addition, our plan to add a hotel booking platform which may result in an increase in costs to develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue.

We may have exposure to additional tax liabilities.

As an international company providing online advertising services, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.
Our expansion of our product offering to include a hotel booking platform may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the United States have initiated lawsuits against other on-line travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on "merchant" hotel transactions. Either step could have a material adverse effect on our business and results of operations. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.
Our business model may not be adaptable to a changing market.
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or if our current business model is not successful. For example, the trend toward mobile online traffic will require us to adapt our product offering to facilitate consumers use of our products. If we do not adapt to this trend fully or quickly enough, we may lose advertising revenue as consumer usage may decline from our non-mobile traffic. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our subscribers. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our subscribers or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaway or the planned hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaway). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaway, depending on how many vouchers are purchased by subscribers. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue as we obtain the hotel booking platform capabilities, which may result in lower revenue depending on volume of hotel bookings.

An increase in our refund rates related to our Local Deals and Getaway could reduce our liquidity and profitability.
We provide refunds related to our Local Deals and Getaway voucher sales. As we increase our revenue, our refund rates may exceed our historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.
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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers that are outside our control. In particular, this is the case with our Local Deals and Getaway merchants, since we are selling vouchers on behalf of the merchants directly to our subscribers as opposed to the remainder of our business in which we are only collecting the advertising fee from the advertiser and the subscribers are booking the deal directly with the advertiser. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.
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
Our reported total number of subscribers may be higher than the number of our actual individual subscribers and may not be representative of the number of persons who are active potential customers.
The total number of subscribers we report may be higher than the number of our actual individual subscribers because some subscribers have multiple registrations, other subscribers have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these subscribers, we do not have a reliable system to accurately identify the number of actual individual subscribers, and thus we rely on the number of total subscribers shown on our records as our measure of the size of our subscriber base. In addition, the number of subscribers we report includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed. Those numbers may include individuals who do not receive our e-mails because our e-mails have been blocked or are otherwise undeliverable. As a result, the reported number of subscribers should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our e-mail offers.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.
For the year ended December 31, 2012, our cash and cash equivalents increased by $22.4 million to $61.2 million. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Although our revenues in Europe increased 6.5% in 2012 compared to 2011 and our operations in Europe generated a profit of $7.0 million in 2012 and a profit of $4.9 million in 2011, our operations in Europe incurred a loss of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $5.4 million, $7.6 million and $10.7 million on online marketing initiatives relating to subscriber acquisition for years ended December 31, 2012, 2011 and 2010 and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations.

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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2012, we had 417 employees, up from 350 employees as of December 31, 2011. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business. For example, during the three months ended December 31, 2012, we experienced a decline in our revenue disproportionate to our expenses.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel Metasearch engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. Google has introduced their hotel search product which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
These transactions involve significant challenges and risks. Some of the areas where we may face risks or difficulties include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company's accounting, human resources, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

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

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture.

•	Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful.

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business.

•	Inability to sell excess assets.

•	Impairment of goodwill and other assets acquired.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended February 6, 2013, the closing price of our common stock on the NASDAQ Global Select Market ranged from $16.74 to $30.85. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We are controlled by a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of Travelzoo, is our largest stockholder, holding beneficially, as of December 31, 2012, approximately 50.5% of our outstanding shares. Through his share ownership, he is in a position to control Travelzoo and to elect our entire board of directors.

Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.
Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. Between August 2011 and January 2012, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 3 to the Consolidated Financial Statements included in this report.
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
Vouchers which are issued under our Local Deals and Getaway may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the Credit Card Act of 2009 (the "CARD Act"), and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if the vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the voucher, or the promotional value, which is the add-on value of the voucher in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the voucher was issued; (ii) the voucher’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Purported class actions against other companies have been filed in federal and state court claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals and Getaway vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. For unredeemed vouchers, similar laws in other jurisdictions require us or merchants to honor the face value of vouchers sold, after the redemption period. For example, in Germany, certain consumer protection laws require us to refund consumers for almost four years after the purchase date for the amount of the face value of purchased vouchers which remains unredeemed at the end of the redemption period. Therefore, we do not recognize the unredeemed amounts as revenue until after we are not subject to these laws. There may be similar laws in other countries or provinces that require similar practices. Such developments may materially and adversely affect the profitability or viability of our Local Deals and Getaway.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Local Deals and Getaway vouchers due to application of certain gift card laws, our net income could be materially and adversely affected.
In certain states and foreign jurisdictions, our Local Deals and Getaway vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed vouchers we sell based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with subscribers and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
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
As discussed under Note 1 to the accompanying consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation as discussed in the preceding paragraph. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown.
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of December 2012, the cost to the Company would be approximately $18.1 million in excess of the amount accrued, plus any interest and penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $33,000 for the year ended December 31, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaway vouchers.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals program, would only be subject to registration if the voucher exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. While we have a trademark for “Travelzoo,” many companies in the industry have similar names including the word “travel”. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. As discussed under Note 3 to the consolidated financial statements included in this report, a lawsuit was recently filed against us by a non-practicing entity, commonly referred to as a "patent troll", claiming that the trip-planning Metasearch service available on Fly.com infringes one or more claims of certain asserted patents. The plaintiff has asserted similar claims against other Metasearch websites, including Expedia, Orbitz, Travelocity, Priceline, Yahoo! Inc., American Express, KAYAK and BookIt.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 10,600 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois, Austin, Texas, Dallas, Texas, Las Vegas, Nevada, Los Angeles, California, Miami, Florida, Mountain View, California, San Francisco, California, Toronto, Ontario and Vancouver, British Columbia.
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
Item 3. Legal Proceedings
The information set forth under “Note 3 - Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since August 18, 2004, our common stock has been trading on the NASDAQ Global Select Market under the symbol “TZOO.” From December 30, 2003 to August 17, 2004, our common stock was traded on the NASDAQ SmallCap Market under the symbol “TZOO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by NASDAQ.

	High	Low
2012:
Fourth Quarter	$23.95	$16.74
Third Quarter	$24.25	$19.55
Second Quarter	$27.46	$21.06
First Quarter	$30.85	$23.00
2011:
Fourth Quarter	$33.28	$21.02
Third Quarter	$87.79	$21.99
Second Quarter	$101.00	$55.64
First Quarter	$68.48	$37.70
On February 6, 2013, the last reported sales price of our common stock on the NASDAQ Global Select Market was $21.17 per share.
As of February 6, 2013, there were approximately 85,000 stockholders of record of our shares.

Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2012.
Repurchases of Equity Securities
Stock repurchase activity during the three months ended December 31, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2012 - October 31, 2012	—	—	—	839,000
November 1, 2012 - November 30, 2012	231,000	$17.34	231,000	608,000
December 1, 2012 - December 31, 2012	208,000	$18.73	208,000	400,000

	439,000		439,000

(1)
In July 2012, our Board authorized a stock repurchase program that provided for the repurchase of up to 1,000,000 shares of our common stock. As of December 31, 2012, 600,000 shares were repurchased and therefore there were 400,000 shares remaining to be repurchased under this program.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, and December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Travelzoo Inc.	$100	$40.64	$89.84	$302.49	$179.68	$138.82
NASDAQ Market Index	$100	$59.46	$85.55	$100.02	$98.22	$113.85
S&P 500 Publishing	$100	$37.18	$56.61	$60.46	$67.24	$84.35

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data set forth below are derived from our audited consolidated financial statements. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues	$151,168	$148,342	$112,784	$93,973	$80,817
Income from continuing operations	25,489	15,022	23,512	13,708	13,312
Income from continuing operations, net of taxes	18,198	3,319	13,157	6,418	5,913
Loss from discontinued operations, net of taxes	—	—	—	(1,233)	(10,029)
Net income (loss)	18,198	3,319	13,157	5,185	(4,116)
Basic net income (loss) per share from:
Continuing operations	$1.15	$0.20	$0.80	$0.39	$0.41
Discontinued operations	$—	$—	$—	$(0.08)	$(0.70)
Net income (loss) per share	$1.15	$0.20	$0.80	$0.32	$(0.29)
Diluted net income (loss) per share from:
Continuing operations	$1.14	$0.20	$0.80	$0.39	$0.37
Discontinued operations	$—	$—	$—	$(0.08)	$(0.62)
Net income (loss) per share	$1.14	$0.20	$0.80	$0.32	$(0.25)
Shares used in per share calculation — basic	15,866	16,315	16,444	16,408	14,273
Shares used in per share calculation — diluted	15,901	16,414	16,453	16,416	16,190
Consolidated Balance Sheet Data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Cash and cash equivalents	$61,169	$38,744	$41,184	$19,776	$14,179
Working capital	$42,654	$28,411	$39,563	$27,250	$17,642
Total assets	$97,833	$68,348	$66,002	$46,132	$35,322
Stockholders' equity	$43,339	$34,759	$45,889	$30,771	$20,763

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

Overview

Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 26 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, we operate Local Deals and Getaway services, which allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
In 2009, we sold of our Asia Pacific operating segment, including our wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., to Azzurro Capital Inc. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacation, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels and Resorts, Hilton Hotels, Interstate Hotels & Resorts, JetBlue Airways, Key Tours International, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, and Virgin Atlantic.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2012, European operations were 28% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.
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

How We Generate Revenue
Our revenues are advertising revenues, consisting primarily of listing fees paid by travel, entertainment and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaway advertisers are typically for twelve months and are not automatically renewed. We have three separate groups of our advertising products: Travel, Search and Local.
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Travelzoo Network as well as Getaway vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising and upon the sale of the vouchers or other items sold.

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
Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative health of the economy, competition and the introduction of new methods of advertising. For example, the consolidation of the airline industry reduced our revenues generated from this sector; the reduction of capacity in the airline industry reduced demand to advertise for excess capacity; the introduction of new voucher-based products offered by competitive companies impacted our ability to sell our existing advertising products; the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, the willingness of certain competitors to grow their business unprofitably and the economic uncertainty in Europe impacted advertiser’s willingness to purchase our advertising. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaway). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular, with Local Deals and Getaway, depending on how many vouchers are purchased by subscribers. Since the introduction of Local Deals in 2010 and Getaway in 2011, we have seen a decline in the number of average vouchers sold per deal.
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
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. Our cost of revenues will increase if the face value of vouchers that we sell for Local Deals and Getaway increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, customer service costs related to vouchers sold and subscriber refunds on vouchers sold. We expect fluctuations of cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations of sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in subscribers and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in subscribers and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions as well as our performance in each quarter.
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in legal and professional fees due primarily to our defense of legal proceedings and claims and compliance efforts. In addition, we expect to incur additional costs related to the development of our hotel booking platform capabilities.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, including our valuation allowance on our European loss carryforwards, audits of prior years' tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as the disposition of our Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
The key elements of our growth strategy include building strong brand awareness, increasing reach, maintaining a high-quality user base, increasing the number of advertisers, providing advertisers with excellent service and replicating our business model in foreign markets, as well as developing new products that keep pace with changes in consumer preferences and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception from the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaway in 2011 as well as our mobile application launches in 2011 and 2012. We bought an online hotel booking platform to serve hotels and to facilitate a hotel commission-based offering.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	10.4	9.0	6.4
Gross profit	89.6	91.0	93.6
Operating expenses:
Sales and marketing	45.1	44.1	48.3
General and administrative	25.6	23.3	24.4
Unexchanged promotional merger shares	2.0	13.5	—
Total operating expenses	72.7	80.9	72.7
Income from operations	16.9	10.1	20.9
Other income and expenses, net	0.2	0.2	(0.1)
Income before income taxes	17.1	10.3	20.8
Income taxes	5.0	8.1	9.2
Net income	12.1%	2.2%	11.6%

Operating Metrics
The following table sets forth operating metrics in North America and Europe for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
North America
Total Subscribers	16,087,000	15,660,000	14,274,000
Average cost per acquisition of a new subscriber	$1.23	$1.15	$1.62
Revenue per employee (2)	$445	$510	$636
Revenue per subscriber (3)	$6.95	$7.61	$6.62
Europe
Total Subscribers	6,371,000	5,806,000	4,614,000
Average cost per acquisition of a new subscriber	$2.54	$2.86	$3.55
Revenue per employee (2)	$291	$322	$291
Revenue per subscriber (3)	$7.30	$8.62	$6.98
Consolidated
Total Subscribers (1)	22,458,000	21,466,000	18,888,000
Average cost per acquisition of a new subscriber	$1.70	$1.76	$2.28
Revenue per employee (2)	$388	$441	$504
Revenue per subscriber (3)	$7.04	$7.85	$6.69

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company. These total subscriber amounts exclude Asia Pacific subscribers of 3,700,000, 3,600,000 and 3,100,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Annualized revenue divided by number of employees at the end of the year.

(3)	Annualized revenue divided by number of subscribers at the beginning of the year.

Revenues
The following table sets forth the breakdown of revenues by type and segment for the years ended December 31, 2012, 2011 and 2010. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaway vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Years Ended December 31,
	(In thousands)
	2012	2011	2010
North America
Travel	$56,636	$57,795	$53,693
Search	23,101	23,980	24,914
Local	29,050	26,774	9,054
Total North America revenues	$108,787	$108,549	$87,661
Europe
Travel	$29,844	$27,434	$21,786
Search	4,149	5,089	2,404
Local	8,388	7,270	933
Total Europe revenues	$42,381	$39,793	$25,123
Consolidated
Travel	$86,480	$85,229	$75,479
Search	27,250	29,069	27,318
Local	37,438	34,044	9,987
Total revenues	$151,168	$148,342	$112,784

North America
North America revenues increased $238,000 in 2012 compared to 2011. This increase was primarily due to an increase in Local revenues, offset by a decrease in Search and Travel revenues. The increase in Local revenue of $2.3 million was primarily due to the increased number of Local Deals vouchers sold. The decrease in Travel revenue of $1.2 million was primarily due to lower Top 20 and Newsflash revenue related to certain online booking engines, hotels and airlines, offset by an increase from Getaway due to increased number of Getaway vouchers sold. The decrease in Search revenue of $879,000 was primarily due to the reduced number of clicks that generate revenue as a result from our reduced spending on traffic acquisition.
North America revenues increased $20.9 million in 2011 compared to 2010. This increase was primarily due to growth of Travel and Local revenues offset by a decrease in Search revenue. The increase in Travel revenue of $4.1 million was primarily due to the introduction of Getaway offset by lower Top 20 and Newsflash revenue related to airline consolidation and increased competition. The decrease in Search revenue of $934,000 was primarily due to the reduced number of clicks that generate revenue as a result from our reduced spending on traffic acquisition as well as lower average cost-per-click paid by our advertisers. The increase in Local revenue of $17.7 million was primarily due to the increased number of Local Deals sold.
Europe
Europe revenues increased $2.6 million in 2012 compared to 2011. This increase was primarily due to growth of Travel and Local revenues offset by a decrease in Search revenue. The increase in Travel revenue of $2.4 million was primarily due to an increase from Getaway due to increased number of Getaway vouchers sold. The increase in Local revenue of $1.1 million was primarily due to the increased number of Local Deals sold. The decrease in Search revenue of $940,000 was primarily due to the decreased number of clicks that generate revenue as a result from decreased spending on traffic acquisition.

Europe revenues increased $14.7 million in 2011 compared to 2010. This increase was due to growth of Travel, Search and Local revenues. The increase in Travel revenue of $5.6 million was primarily due to the introduction of Getaway, increase in Top 20 and Newsflash revenue from the increased number of emails delivered to our audience driven by advertiser demand and relatively stable average cost-per-email offset by some decrease due to increased competition and the economic uncertainty in Europe. The increase in Search revenue of $2.7 million was primarily due to the increased number of clicks that generate revenue as a result of increased spending on traffic acquisition as well as higher average cost-per-click paid by our advertisers. The increase in Local revenue of $6.3 million was primarily due to the launch of our Local Deals in late 2010.
For the years ended December 31, 2012, 2011 and 2010, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $1.4 million, $1.7 million and $703,000 for years ended December 31, 2012, 2011 and 2010, respectively.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $15.7 million, $13.3 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Cost of revenue increased $2.5 million in 2012 compared to 2011. This increase was primarily due to an increase of $657,000 in payments made to third-party partners of the Travelzoo Network, an increase in Local Deals and Getaway costs including a $643,000 in credit card fees and a $521,000 increase in salary and employee related expenses due primarily to an increase in customer service headcount.
Cost of revenue increased $6.1 million in 2011 compared to 2010. This increase was primarily due to an increase in Local Deals and Getaway costs including $2.0 million in credit card fees, $1.6 million in subscriber refunds and $1.2 million of customer service and professional services costs. In addition, there was an increase of $625,000 in payments made to third-party partners of the Travelzoo Network.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $68.2 million, $65.5 million and $54.5 million for 2012, 2011 and 2010, respectively. Advertising expenses accounted for 41%, 49% and 58%, respectively, of total sales and marketing expenses and consisted primarily of online advertising which we refer to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness.
Sales and marketing expenses increased $2.7 million in 2012 compared to 2011. The increase was primarily due to a $6.3 million increase in salary and employee related expenses due primarily to an increase in headcount, a $1.0 million increase in Search traffic acquisition costs, offset by a $2.0 million dollar decrease in television advertising expense and a $2.6 million decrease in subscriber acquisition costs.
Sales and marketing expenses increased $11.0 million in 2011 compared to 2010. This increase was primarily due to a $10.2 million increase in salary and employee related expenses due in part to an increase in headcount, a $2.0 million dollar increase in television brand advertising expense, a $1.3 million increase in Search traffic acquisition costs, offset by a $2.8 million decrease in subscriber acquisition costs. Despite reduced subscriber acquisition spending, we believe we continued to add new subscribers due to factors such as our website requiring visitors to subscribe to view most deals and the traffic associated with the introduction of Local Deals and Getaway.

General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $38.7 million, $34.5 million and $27.6 million for 2012, 2011 and 2010, respectively.
General and administrative expenses increased $4.1 million in 2012 compared to 2011. The increase was primarily due to a $2.2 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $1.3 million increase in professional services and other expenses and a $453,000 increase in rent, office and insurance expense due to the continuing expansion of our business.
General and administrative expenses increased $7.0 million in 2011 compared to 2010. The increase was primarily due to a $3.2 million increase in salary and employee related expenses due in part to an increase in headcount, a $2.3 million increase in rent, office and insurance expense due to the continuing expansion of our business, and a $1.1 million increase in professional services expense.
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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of December 31, 2012, the cost to the Company would be approximately $18.1 million in excess of the amount accrued, plus any interest or penalties, which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
See Note 1 to the consolidated financial statements for further information on the unexchanged promotional merger shares contingency.
Interest Income and Other
Interest income and other consisted primarily of interest earned on cash, cash equivalents and restricted cash as well as income from Travelzoo Asia Pacific. Interest income and other was $305,000, $383,000 and $166,000 for 2012, 2011 and 2010, respectively. Interest income and other decreased $78,000 from 2011 to 2012. This decrease was primarily due to lower income related to Travelzoo Asia Pacific offset by increased interest income due to higher cash balances. Interest income and other increased $217,000 from 2010 to 2011. This increase was primarily due to income related to Travelzoo Asia Pacific offset by decreased interest income from lower cash balances.

Income Taxes
Our income is generally taxed in the U.S. and Canada and our income tax provision reflect federal, state and country statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $7.6 million, $12.0 million and $10.3 million for 2012, 2011 and 2010, respectively. Our effective tax rate was 29%, 78% and 44% for 2012, 2011 and 2010, respectively.
Our effective tax rate decreased in 2012 compared to 2011 due primarily to the $20.0 million expense for the settlement with the State of Delaware that was treated as having no recognizable tax benefits in the year ended December 31, 2011. In the year ended December 31, 2012, the $3.0 million accrued expense for unexchanged promotional merger shares was treated as having no recognizable tax benefit. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.
The Company has a valuation allowance of approximately $1.1 million as of December 31, 2012 related to foreign net operating loss carryforwards of approximately $8.3 million for which it is more likely than not that the tax benefit will not be realized. These net operating loss carryforwards do not expire. At December 31, 2012, the Company determined that approximately $800,000 of the total foreign net operating loss carryforward deferred tax assets will more likely than not be realized in future periods. Therefore, the Company recognized $800,000 of deferred tax assets associated with the foreign net operating loss carryforwards, as a reduction in the valuation allowance at December 31, 2012.
United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $2.0 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
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
Segment Information
North America

	Year Ended December 31,
	2012	2011	2010
	( In thousands)
Revenues	$108,787	$108,549	$87,661
Income from operations	$21,481	$30,110	$24,998
Income from operations as a % of revenues	20%	28%	29%

North America revenues increased $238,000 in 2012 compared to 2011 (see “Revenues” above). North America expenses increased $9.1 million from 2011 to 2012. This increase was primarily due to a $6.6 million increase in salary and employee related expenses due in part to a headcount increase, a $2.0 million increase in cost of revenue primarily related to an increase in payments made to third-party partners of the Travelzoo Network, Local Deals and Getaway credit card fees, customer service and certain subscriber refunds, a $1.8 million increase in search traffic acquisition costs, offset by a $2.0 million decrease in television advertising expense and a $794,000 decrease in subscriber acquisition cost.
North America revenues increased $20.9 million in 2011 compared to 2010 (see “Revenues” above). North America expenses increased $16.0 million from 2010 to 2011. This increase was primarily due to a $5.3 million increase in cost of revenue primarily related to Local Deals and Getaway credit card fees, customer service and certain subscriber refunds, a $2.0 million dollar increase in television brand advertising expense and an $8.3 million salary and employee related expense due in part to a headcount increase, offset by a $403,000 decrease in search traffic acquisition costs and $1.7 million decrease in subscriber acquisition cost.

Europe

	Year Ended December 31,
	2012	2011	2010
	( In thousands)
Revenues	$42,381	$39,793	$25,123
Income from operations	$7,008	$4,912	$(1,489)
Income from operations as a % of revenues	17%	12%	(6)%

Europe revenues increased $2.6 million in 2012 compared to 2011 (see “Revenues” above). Europe expenses increased $500,000 from 2011 to 2012. This increase was primarily due to a $451,000 increase in cost of revenue primarily related to an increase in Local Deals and Getaway credit card fees, customer service and certain subscriber refunds, a $2.1 million increase in salary and employee related expense due in part to a headcount increase, offset by a $1.8 million decrease in subscriber acquisition cost.
Europe revenues increased $14.7 million in 2011 compared to 2010 (see “Revenues” above). Europe expenses increased $8.3 million from 2010 to 2011. This increase was primarily due to a $1.3 million increase in cost of revenue primarily related to Local Deals and Getaway credit card fees, customer service and certain subscriber refunds, a $1.7 million increase in Search traffic acquisition costs and a $5.1 million increase in salary and employee related expense due in part to a headcount increase, offset by a $1.1 million decrease in subscriber acquisition cost.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $16,000, $119,000 and $71,000 for 2012, 2011 and 2010, respectively.
Liquidity and Capital Resources
As of December 31, 2012, we had $61.2 million in cash and cash equivalents, of which $25.0 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $38.7 million as of December 31, 2011 primarily as a result of cash provided by operating activities, offset by cash used in investing and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Year Ended December 31,
	2012	2011	2010
	( In thousands)
Net cash provided by operating activities	$36,700	$15,631	$23,925
Net cash used in investing activities	(3,693)	(2,460)	(3,527)
Net cash used in financing activities	(11,509)	(14,815)	1,076
Effect of exchange rate changes on cash and cash equivalents	927	(796)	(66)
Net increase (decrease) in cash and cash equivalents	$22,425	$(2,440)	$21,408

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities increased $21.1 million in 2012 compared to 2011. The $21.1 million increase in cash provided by operating activities was due primarily to a $14.9 million increase in net income, an $8.3 million increase in income tax receivable, offset by a $1.8 million decrease in deferred income taxes. The $14.9 million increase in net income was primarily due to a $17.0 million decrease in expenses related to unexchanged promotional merger shares. The increase in the unrecognized tax benefit is related to a deduction taken on the Company's 2011 U.S. federal and state income tax returns for the $20.0 million settlement with the State of Delaware.
Net cash provided by operating activities decreased $8.3 million in 2011 compared to 2010. This decrease in cash provided by operating activities was primarily due to a $9.8 million decrease in net income, resulting primarily from a $20.0 million settlement to the State of Delaware related to an unclaimed property review, and a $8.9 million decrease in our income tax receivable; offset by a $7.3 million increase in accounts payable and accrued expenses and a $2.2 million increase in accounts receivable.

Net cash used in investing activities increased $1.2 million in 2012 compared to 2011. The $1.2 million increase in cash used in investing activities was due primarily to a $677,000 increase in purchase of intangible assets, a $284,000 increase in purchases of property and equipment and a $272,000 increase in restricted cash. Net cash used in investing activities decreased by $1.0 million in 2011 compared to 2010. This decrease in net cash used in investing activities was primarily due to a $2.2 million decrease in restricted cash, offset by a $1.2 million increase in purchases of property and equipment.

Net cash used by financing activities was $11.5 million in 2012 and $14.8 million 2011. Net cash provided by financing activities was $1.1 million for 2010. Net cash used by financing activities in 2012 was due to a $11.5 million repurchase of our common stock. Net cash used by financing activities in 2011 was due to a $15.1 million repurchase of our common stock offset by proceeds from the exercise of stock options and the excess tax benefit from exercise of stock options. The net cash provided by financing activities in 2010 resulted from the cash received from the sale of our Asia Pacific business segment.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional merger shares contingency. Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year to resolve. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of December 2012, the cost to the Company would be approximately $18.1 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the condition to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. See Note 1 to the accompanying consolidated financial statements for further details.
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2012, the Company repurchased 600,000 shares of common stock for an aggregate purchase price of $11.5 million. There are 400,000 shares remaining to be repurchased under this program.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of our Travelzoo and Fly.com brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. In addition, we do not know if the current unclaimed property audits that are focused on the unexchanged promotional merger shares will result in additional payments to states or former stockholders of Travelzoo.com Corporation.
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
The information set forth under “Note 3 — Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$5,049	$2,669	$2,507	$1,969	$975	$2,370	$15,539
Purchase obligations	1,182	688	205	17	—	—	2,092
Total commitments	$6,231	$3,357	$2,712	$1,986	$975	$2,370	$17,631

We also have contingencies related to net unrecognized tax benefits of approximately $10.0 million as of December 31, 2012. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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
The Company started selling vouchers for Local Deals in third quarter 2010 and Getaway in second quarter 2011, from local businesses such as spas, hotels and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.
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
Estimated subscriber refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated subscriber refunds that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated subscriber refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2012 and 2011, our effective tax rates were 29% and 78%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations including our valuation allowance on our European loss carryforwards, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Recent Accounting Pronouncements
See “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. Dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. Dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of December 31, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $86,000 foreign exchange loss for the year ended December 31, 2012.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:
We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Travelzoo's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP
Santa Clara, California
February 8, 2013

TRAVELZOO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$61,169	$38,744
Accounts receivable, less allowance for doubtful accounts of $498 and $400 as of December 31, 2012 and 2011, respectively	13,626	13,340
Income tax receivable	6,682	3,625
Deposits	389	278
Prepaid expenses and other current assets	2,260	2,123
Deferred tax assets	2,194	1,754
Total current assets	86,320	59,864
Deposits, less current portion	1,107	776
Deferred tax assets, less current portion	1,710	344
Restricted cash	3,396	3,103
Property and equipment, net	4,314	3,557
Intangible assets, net	986	704
Total assets	$97,833	$68,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,695	$21,731
Accrued expenses	11,993	6,311
Deferred revenue	2,698	2,168
Income tax payable	—	279
Deferred rent	280	114
Total current liabilities	43,666	30,603
Long-term tax liabilities	10,030	2,225
Deferred rent, less current portion	798	761
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued and 15,362 outstanding as of December 31, 2012 and 16,462 shares issued and 15,962 shares outstanding as of December 31, 2011)	163	164
Treasury stock (at cost, 438 and 500 shares at December 31, 2012 and 2011, respectively)	(7,898)	(15,123)
Additional paid-in capital	8,863	7,656
Retained earnings	42,948	43,484
Accumulated other comprehensive loss	(737)	(1,422)
Total stockholders’ equity	43,339	34,759
Total liabilities and stockholders’ equity	$97,833	$68,348

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2012	2011	2010
Revenues	$151,168	$148,342	$112,784
Cost of revenues	15,745	13,283	7,253
Gross profit	135,423	135,059	105,531
Operating expenses:
Sales and marketing	68,242	65,490	54,454
General and administrative	38,692	34,547	27,565
Unexchanged promotional merger shares	3,000	20,000	—
Total operating expenses	109,934	120,037	82,019
Income from operations	25,489	15,022	23,512
Interest income and other income	305	383	166
Gain (loss) on foreign currency	4	(81)	(197)
Income before income taxes	25,798	15,324	23,481
Income taxes	7,600	12,005	10,324
Net income	$18,198	$3,319	$13,157
Basic net income per share	$1.15	$0.20	$0.80
Diluted net income per share	$1.14	$0.20	$0.80
Shares used in computing basic net income per share	15,866	16,315	16,444
Shares used in computing diluted net income per share	15,901	16,414	16,453

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2012	2011	2010
Net income	$18,198	$3,319	$13,157
Other comprehensive income (loss):
Foreign currency translation adjustment	685	(384)	135
Total comprehensive income	$18,883	$2,935	$13,292

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009	16,444	164	—	4,772	27,008	(1,173)	30,771
Stock-based compensation expense	—	—	—	750	—	—	750
Capital contribution from majority shareholder	—	—	—	1,076	—	—	1,076
Comprehensive income:			—
Foreign currency translation adjustment	—	—		—	—	135	135
Net income	—	—	—	—	13,157	—	13,157
Total comprehensive income	—	—	—	—	—	—	13,292
Balances, December 31, 2010	16,444	164	—	6,598	40,165	(1,038)	45,889
Stock-based compensation expense	—	—	—	750	—	—	750
Proceeds from exercise of stock options	18	—	—	40	—	—	40
Repurchase of common stock	(500)	—	(15,123)	—	—	—	(15,123)
Tax benefit from stock option exercise	—	—	—	268	—	—	268
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(384)	(384)
Net income	—	—	—	—	3,319	—	3,319
Total comprehensive income	—	—	—	—	—	—	2,935
Balances, December 31, 2011	15,962	164	(15,123)	7,656	43,484	(1,422)	34,759
Stock-based compensation expense	—	—	—	1,207	—	—	1,207
Retirement of treasury stock	(161)	(1)	18,735		(18,734)		—
Repurchase of common stock	(439)	—	(11,510)	—	—	—	(11,510)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	685	685
Net income	—	—	—	—	18,198	—	18,198
Total comprehensive income	—	—	—	—	—	—	18,883
Balances, December 31, 2012	15,362	$163	$(7,898)	$8,863	$42,948	$(737)	$43,339

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$18,198	$3,319	$13,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,539	2,725	2,389
Deferred income tax	(2,178)	(337)	(1,276)
Stock-based compensation	1,207	750	750
Provision for losses on accounts receivable	162	52	199
Tax benefit of stock option exercise	—	(268)	—
Net foreign currency effect	(4)	81	197
Changes in operating assets and liabilities:
Accounts receivable	(285)	(146)	(2,323)
Deposits	(406)	(667)	20
Income tax receivable	5,171	(3,093)	5,797
Prepaid expenses and other current assets	87	(584)	(413)
Accounts payable	6,403	12,074	3,232
Accrued expenses	5,568	256	1,830
Deferred revenue	513	853	498
Deferred rent	45	209	(72)
Income tax payable	(285)	(369)	630
Other non-current liabilities	(35)	776	(690)
Net cash provided by operating activities	36,700	15,631	23,925
Cash flows from investing activities:
Purchases of property and equipment	(2,744)	(2,460)	(1,279)
Purchases of intangible asset	(677)	—	—
Purchases of restricted cash	(272)	—	(2,248)
Net cash used in investing activities	(3,693)	(2,460)	(3,527)
Cash flows from financing activities:
Repurchase of common stock	(11,510)	(15,123)	—
Proceeds from sale of Asia Pacific business segment, net of cash provided	—	—	1,076
Proceeds from exercise of stock options	—	40	—
Tax benefit of stock option exercise	—	268	—
Net cash provided by (used in) financing activities	(11,510)	(14,815)	1,076
Effect of exchange rate changes on cash and cash equivalents	928	(796)	(66)
Net increase (decrease) in cash and cash equivalents	22,425	(2,440)	21,408
Cash and cash equivalents at beginning of period	38,744	41,184	19,776
Cash and cash equivalents at end of period	$61,169	$38,744	$41,184
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$4,937	$15,025	$5,857

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 26 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, we operate Local Deals and Getaway, services that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
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
Travelzoo is controlled by Ralph Bartel, who held beneficially approximately 50.5% of the outstanding shares as of December 31, 2012.
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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive 1 share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2012, there were 15,361,873 shares of common stock outstanding.
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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. The auditing firm representing these states in the reviews has presented to the Company preliminary findings, which relate primarily to the unexchanged promotional merger shares that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of December 31, 2012, the cost to the Company would be approximately $18.1 million in excess of the amount accrued, plus any interest or penalty which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $33,000 for these cash payments for the year ended December 31, 2012.
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
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2012, the Company has purchased 600,000 shares of common stock for an aggregate purchase price of $11.5 million under the stock repurchase program.
(b) Revenue Recognition
The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com. The Company also generates revenue from the sale of vouchers through our Local Deals and Getaway e-mail alert services.
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

The Company started selling vouchers for Local Deals in third quarter 2010 and Getaway in second quarter 2011, from local businesses such as spas, hotels and restaurants. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.
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
(e) Net Income Per Share
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Basic net income per share:
Net income	$18,198	$3,319	$13,157
Weighted average common shares	15,866	16,315	16,444
Basic net income per share	$1.15	$0.20	$0.80
Diluted net income per share:
Net income	$18,198	$3,319	$13,157
Weighted average common shares	15,866	16,315	16,444
Effect of dilutive securities: stock options	35	99	9
Diluted weighted average common shares	15,901	16,414	16,453
Diluted net income per share	$1.14	$0.20	$0.80

For the year ended December 31, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
For the year ended December 31, 2011, all options outstanding were included in the computation of diluted net income per share.
For the year ended December 31, 2010, options to purchase 75,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer hardware and software	$3,294	$2,952
Office equipment and office furniture	6,732	4,760
Capitalized internal-use software and website development	1,319	1,319
Leasehold improvements	1,841	1,301
	13,186	10,332
Less accumulated depreciation and amortization	(8,872)	(6,775)
Total	$4,314	$3,557
Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 5 years for computer hardware and software, capitalized internal-use software and website development costs, and office equipment and office furniture. The Company depreciates leasehold improvements over the term of the lease or the estimated useful life of the asset, whichever is shorter. Depreciation expense was $2.1 million, $2.4 million, and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, 2011 and 2010, our capitalized internal-use software and website development costs, net of accumulated amortization, were zero, $31,000 and $465,000, respectively. For the years ended December 31, 2012, 2011 and 2010, we recorded amortization of capitalized internal-use software and website development costs of $31,000, $434,000 and $440,000, respectively.

(h) Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Internet domain names and technology	$2,805	$2,117
Accumulated amortization	(1,819)	(1,413)
Total	$986	$704

Intangible assets have a useful life of 3 to 5 years. For the years ended December 31, 2012, 2011 and 2010, amortization expense was $406,000, 354,000, and $354,000, respectively.
Future expected amortization expense related to intangible assets at December 31, 2012 is as follows (in thousands):

2013	$475
2014	$198
2015	$123
2016	$123
2017	$67
Total	$986

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
(j) Advertising Costs
Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $28.3 million, $32.0 million and $31.6 million for years ended December 31, 2012, 2011 and 2010, respectively. In the years ended December 31, 2012, 2011 and 2010, approximately $19.6 million, $19.5 million, and $16.1 million, respectively, of advertising services was purchased from the Company’s advertisers under non-barter agreements and recorded in sales and marketing expense.
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
(l) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of the FASB accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during years ended December 31, 2012, 2011 and 2010.
(m) Stock-Based Compensation
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. Total stock-based compensation for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $750,000 and $750,000, respectively. See Note 6 for a further discussion on stock-based compensation.
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
(o) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of its accounts receivable.
(p) Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2010-06, a new accounting standard, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this new accounting standard on January 1, 2012 and the adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations and financial condition.
In June 2011, the FASB issued ASU 2011-05, a new accounting standard update, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this new standard effective January 1, 2012 and the adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations and financial condition.
Note 2: Financial Instruments
At December 31, 2012, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.5 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of 3 months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as Level 1.

The fair value of these financial assets was determined using the following inputs at December 31, 2012 and 2011(in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2012:
Money market funds	$13,866	$13,866	$—	$—
Total	$13,866	$13,866	$—	$—
Balance at December 31, 2011:
Money market funds	$5,665	$5,665	$—	$—
Total	$5,665	$5,665	$—	$—

At December 31, 2012, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no changes in Level 1, Level 2 and Level 3 and no changes in valuation techniques for these assets or liabilities for the period ended December 31, 2012.

Note 3: Commitments and Contingencies
Beginning on August 9, 2011, two purported class action lawsuits were commenced in the United States District Court for the Southern District of New York. On January 6, 2012, a Consolidated and Amended Class Action Complaint was filed. The complaint asserts claims under Section 10(b) and 20(a) pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) alleging that between March 16, 2011 and July 21, 2011, the Company and/or the individual defendants purportedly issued materially false and misleading statements. In particular, the complaint asserts, among other things, allegations challenging certain statements relating to the Company’s growth. The complaint also makes allegations regarding the Company’s Getaway business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information. The action seeks unspecified damages and the Company is not able to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suits vigorously.
In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. These derivative actions were consolidated and on January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserts a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as Azzurro Capital Inc. The derivative action makes allegations regarding the Company’s Getaway business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information. Since derivative claims are an attempt by a plaintiff shareholder to assert claims on behalf of the Company, we do not anticipate any potential loss to the Company from these actions.
On January 27, 2012, a purported shareholder of Travelzoo commenced a suit in the Supreme Court of New York that allegedly asserts claims derivatively on behalf of Travelzoo Inc. for breaches of fiduciary duty against Travelzoo’s board of directors. The complaint also asserts claims for breaches of fiduciary duty and unjust enrichment against Ralph Bartel and Azzurro Capital Inc. The complaint challenges Travelzoo’s sale of its Asia Pacific division for $3.6 million to Azzurro and alleges that the transaction was not entirely fair to the Company. Since derivative claims are an attempt by a plaintiff shareholder to assert claims on behalf of the Company, we do not anticipate any potential loss to the Company from these actions.

On September 28, 2012, Metasearch Systems, LLC filed a lawsuit in the United States District Court for the Eastern District of Delaware against Travelzoo Inc. d/b/a Fly.com alleging infringement of several U.S. patents. Metasearch Systems alleges that the trip-planning metasearch service available on Fly.com infringes one or more claims of the asserted patents. During September 2012, Metasearch Systems filed similar lawsuits against several of Travelzoo's competitors including Expedia, Inc., Orbitz Worldwide, Inc., Travelocity.com, LP, Priceline.com, Inc., Yahoo! Inc., American Express Company, KAYAK Software Corp., and BookIt.com. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. Travelzoo is assessing its obligations and liability, if any, in respect of this litigation and intends to vigorously defend itself in the litigation. The Company is not able to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suits vigorously.
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
As discussed in Note 1 above, since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of December 31, 2012, the cost to the Company would be approximately $18.1 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $33,000 for these cash payments for the twelve months ended December 31, 2012. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between January 31, 2013 and March 15, 2022. Rent expense was $5.0 million, $4.7 million and $4.0 million for years ended December 31, 2012, 2011 and 2010, respectively. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The future minimum lease payments under these operating leases as of December 31, 2012 were as following (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Minimum rental payments	5,049	2,669	2,507	1,969	975	2,370	15,539

Note 4: Other Balance Sheet Items
The details of prepaid expenses and other current assets as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Prepaid expenses	$1,741	$1,642
Other current assets	519	481
Total prepaid expenses and other current assets	$2,260	$2,123
The details of changes to the allowance for doubtful accounts and reserve for subscriber refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for subscriber refunds
Balance at December 31, 2009	$501	$—
Additions — charged to costs and expenses, or contra revenue, net	139	70
Deductions — recoveries of amounts previously charged-off	60	—
Deductions — write-offs	(314)	—
Balance at December 31, 2010	386	70
Additions — charged to costs and expenses, or contra revenue, net	173	1,931
Deductions — recoveries of amounts previously charged-off	(123)	—
Deductions — write-offs	(36)	(1,108)
Balance at December 31, 2011	400	893
Additions — charged to costs and expenses, or contra revenue, net	304	1,269
Deductions — recoveries of amounts previously charged-off	—	—
Deductions — write-offs	(206)	(1,172)
Balance at December 31, 2012	$498	$990

Local Deals and Getaway merchant payable included in accounts payable was $23.4 million and $16.0 million, as of December 31, 2012 and 2011, respectively.

The details of accrued expenses as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Accrued advertising expense	$2,059	$1,148
Accrued compensation expense	3,879	2,923
Unexchanged promotional merger shares	3,000	—
Accrued payments to merchants	101	244
Other accrued expenses	2,038	1,103
Reserve for subscriber refunds	916	893
Total accrued expenses	$11,993	$6,311

Note 5: Income Taxes
The components of income before income tax expense for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
U.S.	$16,682	$7,252	$23,108
Foreign	9,116	8,072	373
	$25,798	$15,324	$23,481
Income tax expense (benefit) for years ended December 31, 2012, 2011 and 2010 consisted of current and deferred components categorized by federal, state and foreign jurisdictions, as shown below. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the table below:

	Current	Deferred	Total
	(In thousands)
2012:
Federal	$7,692	$(640)	$7,052
State	952	(204)	748
Foreign	610	(810)	(200)
	$9,254	$(1,654)	$7,600
2011:
Federal	$10,820	$(357)	$10,463
State	591	1	592
Foreign	950	—	950
	$12,361	$(356)	$12,005
2010:
Federal	$8,512	$(1,102)	$7,410
State	2,458	(174)	2,284
Foreign	630	—	630
	$11,600	$(1,276)	$10,324

During 2011, an income tax benefit of $268,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

During 2012, an income tax benefit of $800,000 was recorded to recognize the foreign net operating loss carryforward deferred tax assets due to a partial release of valuation allowance.

Income tax expense for years ended December 31, 2012, 2011 and 2010 differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	2012	2011	2010
Federal tax at statutory rates	$9,029	$5,363	$8,218
State taxes, net of federal income tax benefit	489	385	1,488
Foreign losses not benefited	—	—	500
Change of valuation allowance	(2,453)	(1,235)	—
Unexchanged promotional merger shares	1,050	7,000	—
Non-deductible expenses and other	(515)	492	118
Total income tax expense	$7,600	$12,005	$10,324
Operating losses incurred in the foreign subsidiaries for the year ended December 31, 2010 were treated as having no recognizable tax benefit.
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Foreign net operating loss carryforwards	$1,936	$4,762
State income taxes	565	651
Accruals and allowances	697	500
Stock based compensation	1,094	618
Capital loss	1,754	1,754
Deferred revenue	790	631
Deferred rent	302	219
Property, equipment and intangible assets	7	—
Total deferred tax assets	7,145	9,135
Valuation allowance	(2,886)	(6,516)
Total deferred tax assets net of valuation allowance	4,259	2,619
Deferred tax liabilities:
US tax on undistributed earnings	(355)	(251)
Property, equipment and intangible assets	—	(270)
Total deferred tax liabilities	(355)	(521)
Net deferred tax assets	$3,904	$2,098
The Company has a valuation allowance of approximately $1.1 million as of December 31, 2012 related to foreign net operating loss carryforwards of approximately $8.3 million for which it is more likely than not that the tax benefit will not be realized. These net operating loss carryforwards do not expire. The Company also has a valuation allowance of $1.8 million as of December 31, 2012 related to the capital loss carryforward of $4.5 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the capital loss carryforward will expire in 2014. The total amount of the valuation allowance at December 31, 2012 decreased from the amount recorded as of December 31, 2011, primarily due to the utilization of foreign net operating loss carryforwards and a partial release of valuation allowance recorded against the net operating loss carryforwards in 2012. At December 31, 2012, the Company determined that approximately $800,000 of the total foreign net operating loss carryforward deferred tax assets will more likely than not be realized in future periods. Therefore, the Company recognized $800,000 of deferred tax assets associated with the foreign net operating loss carryforwards, as a reduction in the valuation allowance at December 31, 2012.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $2.0 million. The

Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2012, the Company had approximately $9.4 million in total unrecognized tax benefits, approximately $584,000 in accrued interest, of which $365,000 accrued in 2012, and approximately $80,000 in accrued penalties, of which $10,000 accrued in 2012. Unrecognized tax benefits of approximately $8.0 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million which if recognized, would be recorded in discontinued operations. The increase in the unrecognized tax benefit for the twelve months ended December 31, 2012 is related to a deduction taken on the Company's 2011 U.S. federal and state income tax returns for the $20.0 million settlement with the State of Delaware. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2010	$2,003
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	(224)
Increase related to current year tax positions	—
Settlements	(413)
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2010	1,366
Increase related to prior year tax positions	510
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	(42)
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2011	1,834
Increase related to prior year tax positions	47
Decrease related to prior year tax positions	(9)
Increase related to current year tax positions	7,851
Settlements	(251)
Lapse of statute of limitations	(107)

Unrecognized tax benefits balance at December 31, 2012	$9,365

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

Note 6: Stock-Based Compensation and Stock Options

The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For fiscal year 2011, the Company recorded $268,000 of excess tax benefit.
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
In March 2002, Travelzoo Inc. granted to each director options to purchase 5,000 shares of common stock with an exercise price of $3.00 per share that vested in connection with their services as a director in 2002. A total of 35,000 options were granted. In October 2002, 1,411 options were cancelled upon the resignation of a director. The options expired in March 2012. During the years ended December 31, 2011, 2008 and 2004, 5,000 options, 5,000 options and 23,589 options, respectively, were exercised.
In January 2009, 2,158,349 options were exercised at $1.00 per share. As described in Note 1, these options were granted in 2001 as part of the combination and merger of entities founded by the Company’s majority stockholder, Ralph Bartel.
In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting on July 1, 2011. The options expire in November 2019. As of December 31, 2012, 150,000 of the options are vested and 300,000 options are outstanding.
In January 2012, the Company granted, subject to shareholder approval, certain employees options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022.
Total stock-based compensation for fiscal years 2012, 2011 and 2010 was $1.2 million, $750,000 and $750,000, respectively.
The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2009 and 2012. The Company does not have enough historical exercise data to estimate the expected life of the options and therefore used an expected life of 6.25 years, as defined under the simplified method, which is using an average of the contractual term and vesting period of the stock options. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
The fair value of 2009 and 2012 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2012
Weighted-average fair value of options granted per share	$11.56	$19.08
Historical volatility	93%	74%
Risk-free interest rate	2.56%	1.11%
Dividend yield	—	—
Expected life in years	6.25	6.25
As of December 31, 2012, there was approximately $1.1 million of unrecognized stock-based compensation expense related to outstanding 2009 stock options. This amount is expected to be recognized over 1.5 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
As of December 31, 2012, there was approximately $1.5 million of unrecognized stock-based compensation expense related to outstanding 2012 stock options. This amount is expected to be recognized over 3.1 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Option activity as of December 31, 2012 and changes during the years ended December 31, 2010, 2011, and 2012 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2010	317,725	$14.26	2.09 years	$9,900
Outstanding at December 31, 2010	317,725	$14.26	8.44 years	$8,616
Exercisable and fully vested at December 31, 2010	17,725	$2.28	0.95 years	$693
Outstanding at January 1, 2011	317,725	$14.26
Exercised	(17,725)	$2.28
Outstanding at December 31, 2011	300,000	$14.97	7.89 years	$2,883
Exercisable and fully vested at December 31, 2011	75,000	$14.97	7.89 years	$721
Outstanding at January 1, 2012	300,000	$14.97
Options granted	100,000	$28.98
Outstanding at December 31, 2012	400,000	$18.47	7.43 years	$1,206
Exercisable and fully vested at December 31, 2012	150,000	$14.97	6.89 years	$603
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2012, 2011, and 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012, 2011, and 2010. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
The total intrinsic value of options exercised in the year ended December 31, 2011 was $628,000.
Outstanding options at December 31, 2012 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$14.97	300,000	6.89 years	$14.97	150,000	6.89 years	$14.97
$28.98	100,000	9.07 years	$28.98	—	9.07 years	$28.98

Note 7: Stock Repurchase Program
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The repurchase program assists in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation. During the three months ended September 30, 2012, the Company purchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million. The 161,000 shares repurchased were retired as of September 30, 2012. During the three months ended December 31, 2012, the Company purchased 439,000 shares of common stock for an aggregate purchase price of $7.9 million. The 439,000 shares repurchased shares were recorded as part of treasury stock as of December 31, 2012.

In August 2011, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 shares of common stock. The repurchase program assists in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. During the three months ended September 30, 2011, the Company purchased 500,000 shares of common stock for an aggregate purchase price of 15.1 million and completed the share repurchases under this program. The 500,000 repurchased shares were recorded as part of treasury stock as of December 31, 2011 and were retired as of December 31, 2012.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2012	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$108,787	$42,381	$—	$151,168
Intersegment revenues	728	143	(871)	—
Total net revenues	109,515	42,524	(871)	151,168
Operating income	$21,481	$7,008	$(3,000)	$25,489

Year Ended December 31, 2011	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$108,549	$39,793	$—	$148,342
Intersegment revenues	466	134	(600)	—
Total net revenues	109,015	39,927	(600)	148,342
Operating income	$30,110	$4,912	$(20,000)	$15,022

Year Ended December 31, 2010	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$87,661	$25,123	$—	$112,784
Intersegment revenues	197	107	(304)	—
Total net revenues	87,858	25,230	(304)	112,784
Operating income	$24,998	$(1,489)	$3	$23,512

(a)	Amount represents a charge related to unexchanged promotional merger shares of $3.0 million and $20.0 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,389	$1,911	$—	$5,300
Total assets	$92,139	$36,595	$(30,901)	$97,833

As of December 31, 2011	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,668	$593	$—	$4,261
Total assets	$75,238	$26,210	$(33,100)	$68,348
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2012, 2011 and 2010, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2012 and December 31, 2011, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues by type and segment for the years ended December 31, 2012, 2011 and 2010. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaway vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and Entertainment.

	Years Ended December 31,
	(In thousands)
	2012	2011	2010
North America
Travel	$56,636	$57,795	$53,693
Search	23,101	23,980	24,914
Local	29,050	26,774	9,054
Total North America revenues	$108,787	$108,549	$87,661
Europe
Travel	$29,844	$27,434	$21,786
Search	4,149	5,089	2,404
Local	8,388	7,270	933
Total Europe revenues	$42,381	$39,793	$25,123
Consolidated
Travel	$86,480	$85,229	$75,479
Search	27,250	29,069	27,318
Local	37,438	34,044	9,987
Total revenues	$151,168	$148,342	$112,784

Note 9: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for our international employees. The Company’s contributions to these benefit plans were approximately $1.2 million, $1.2 million and $902,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 10: Related Party Transactions
In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who controls the Company, to provide consulting services. Fees for these services rendered during the nine months ended September 30, 2011 totaled approximately $380,000. No consulting services were rendered after September 30, 2011 as effective October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc. pursuant to an employment agreement.

In 2009, the Company sold its Asia Pacific operating segment, including the Company's wholly owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., to Azzurro Capital Inc., which is owned and controlled by the Ralph Bartel 2005 Trust. Ralph Bartel is the sole beneficiary of the Ralph Bartel 2005 Trust. Mr. Bartel, the Company’s principal shareholder, is a Director of the Company and through September 30, 2010 was the Company’s Chairman. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $355,000 and $422,000 as of December 31, 2012 and December 31, 2011, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $355,000 and $422,000 are part of prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Note 11: Unaudited Quarterly Information
The following represents unaudited quarterly financial data for 2012 and 2011:

	Quarters Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
	(In thousands, except per share amounts)
Revenues	39,333	$39,360	$35,447	$37,028	$36,960	$37,565	$38,661	$35,156
Cost of revenues	4,054	3,630	3,989	4,072	2,442	2,940	4,221	3,680
Gross profit	35,279	35,730	31,458	32,956	34,518	34,625	34,440	31,476
Operating expenses:
Sales and marketing	16,265	16,061	17,427	18,489	16,131	18,701	16,737	13,921
General and administrative	9,444	9,303	9,836	10,109	8,394	8,295	8,478	9,380
Unexchanged promotional merger share	3,000	—	—	—	20,000	—	—	—
Total operating expenses	28,709	25,364	27,263	28,598	44,525	26,996	25,215	23,301
Operating income(loss)	6,570	10,366	4,195	4,358	(10,007)	7,629	9,225	8,175
Interest income and other income	64	59	89	92	32	43	52	255
Gain (loss) on foreign currency	35	(75)	46	(1)	31	(1)	(52)	(58)
Income (loss) from operations before income tax expense	6,669	10,350	4,330	4,449	(9,944)	7,671	9,225	8,372
Income tax expense	2,922	3,090	896	692	4,011	2,752	3,298	1,944
Net income (loss)	$3,747	$7,260	$3,434	$3,757	$(13,955)	$4,919	$5,927	$6,428
Basic Net income (loss) per share	0.23	0.45	0.22	0.24	(0.85)	0.30	0.36	0.40
Diluted Net income (loss) per share	$0.23	$0.45	$0.22	$0.25	$(0.85)	$0.30	$0.36	$0.40

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2012, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
/s/    CHRISTOPHER LOUGHLIN
Christopher Loughlin
Chief Executive Officer
/s/    GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
February 7, 2013

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2012 and is incorporated herein by reference.
The following table sets forth certain information with respect to the executive officers of Travelzoo as of February 1, 2013.

Name	Age	Position
Christopher Loughlin	39	Chief Executive Officer
Glen Ceremony	45	Chief Financial Officer
Shirley Tafoya	49	President, North America
Christopher Loughlin has served as Chief Executive Officer since July 2010 after service as Executive Vice President, Europe from May 2005 to June 2011 and Vice President of Business Development from 2001 to April 2005. From 1999 to 2001, he was Chief Operating Officer of Weekends.com. Mr. Loughlin holds a BSc(Hons) in Technology Management from Staffordshire University and an MBA from Columbia University Graduate School of Business in New York.
Glen Ceremony has served as Chief Financial Officer since June 2011. From October 2004 to June 2011, Mr. Ceremony worked at Ebay, Inc. and most recently served as Corporate Controller. In 2004, Mr. Ceremony was Senior Director of Global Finance Audit at Electronic Arts Inc. From 1998 to 2004, Mr. Ceremony worked at PWC LLP and from 1990 to 1998 he was at Coopers & Lybrand LLP. Mr. Ceremony received his B.S. in Business Administration from California State University, Sacramento.
Shirley Tafoya has served as President, North America since July 2008 after service as Senior Vice President of Sales from 2001 to June 2008. From 1999 to 2001, Ms. Tafoya was the Director of Western Sales at Walt Disney Internet Group. From 1998 to 1999, Ms. Tafoya was a Sales Manager at IDG/International Data Group. Ms. Tafoya holds a bachelor’s degree in Business Administration from Notre Dame de Namur University.

Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
See attached Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELZOO INC.

By:	/s/ GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
Date: February 8, 2013
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

Signatures	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board of Directors	February 8, 2013
Holger Bartel

/s/ CHRISTOPHER LOUGHLIN	Chief Executive Officer	February 8, 2013
Christopher Loughlin

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	February 8, 2013
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	February 8, 2013
Ralph Bartel

/s/ DAVID J. EHRLICH	Director	February 8, 2013
David J. Ehrlich

/s/ DONOVAN NEALE-MAY	Director	February 8, 2013
Donovan Neale-May

/s/ KELLY M. URSO	Director	February 8, 2013
Kelly M. Urso

EXHIBIT INDEX

Exhibit Number		Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)

10.3	—
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

10.9*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Glen Ceremony dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.10*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Shirley Tafoya dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.11*	—	Employment Agreement, dated August 4, 2011 between Shirley Tafoya and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2010)

10.12*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo Inc. Form 8-K (File No. 000-50171), filed May 20, 2011)

10.13*	—	Employment Agreement, dated October 1, 2011 between Holger Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed October 28, 2011)

21.1‡	—	Subsidiaries of Travelzoo Inc.

23.1‡	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith