Form 10-K/A
period 2012-12-31
TRAVELZOO INC
filed 2013-04-30
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K/A
Amendment No.1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012 and April 29, 2013, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported on the NASDAQ Global Select Market, was $169,514,556 and $203,015,936, respectively.
The number of shares of Travelzoo common stock outstanding as of February 8, 2013 and April 29, 2013 was 15,361,873 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Travelzoo Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Form 10-K") previously filed with the Securities and Exchange Commission ("SEC") on February 11, 2013 for the purpose of amending Part III of the Form 10-K to include the information that was to be incorporated by reference to its definitive proxy statement relating to its 2013 Annual Meeting. There are no other changes to the Registrant's Form 10-K. As a result of this Amendment, Part IV of the Form 10-K is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company also is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nor any disclosure with respect to Items 307 or 308 of Regulation S-K.
Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments to Part III discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

As used in this Amendment, when the Company refers to “us”, “we”, “our”, “ours”, “the company”, the Company is describing Travelzoo Inc. and its consolidated subsidiaries.

TRAVELZOO INC.

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The following table sets forth certain information with respect to the named executive officers of Travelzoo as of April 29, 2013.

Name	Age	Position
Christopher Loughlin	39	Chief Executive Officer
Glen Ceremony	45	Chief Financial Officer
Holger Bartel	46	Head of Strategy, Chairman of the Board of Directors
Shirley Tafoya	49	President, North America
Mark K.Webb	55	President, Local Deals

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

Holger Bartel, Ph.D., has served as a Chairman of the Board of Directors since July 2010 after serving as a Director from June 2005 to June 2010. Mr. Bartel served as a consultant to the Company from July 2010 through September 2011 and became an employee of the Company in October 2011, serving as the Head of Strategy. Mr. Bartel served as Chief Executive Officer from October 2008 to June 2010, after serving as Executive Vice President from September 1999 to November 2007. From 1995 to 1998, Mr. Bartel worked as an Engagement Manager at McKinsey & Company in Los Angeles. From 1992 to 1994, Mr. Bartel was a research fellow at Harvard Business School. Mr. Bartel holds a Ph.D. in Economics and an MBA in Finance and Accounting from the University of St. Gallen, Switzerland. He is the brother of Ralph Bartel, a director of the Company.

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

Mark K. Webb has served as President, Local Deals since February 2012. From November 2009 to February 2012, Mr. Webb worked at British Airways as Senior Vice President, Head of Sales, North America. From July 2007 to October 2009, Mr. Webb worked at Citicorp Credit Services as Executive Vice President, Head of Business Development.  From 1983 to 2006,  Mr. Webb worked at American Express Company and most recently served as Senior Vice President, Head of Global Client Group, of American Express Corporate Services. Mr. Webb holds a bachelor's degree with distinction in Policy Studies from Dartmouth College and an MBA from Columbia Business School.

The following table provides certain information as of April 29, 2013, with respect to each director, including information regarding the person's business experience, director positions with other public companies held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused our nominating and corporate governance committee and the board to determine that the person should be nominated to serve as a director of the company. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years. Each of the directors listed below was elected to be a director at the Company’s Annual Meeting of Stockholders held on May 18, 2012. Our Board of Directors has determined that each of Mr. Ehrlich, Mr. Neale-May, and Ms. Urso meet the independence requirements of the listing standards of the NASDAQ Stock Market (the “NASDAQ”).

Name	Age	Position
Holger Bartel, Ph.D. (2)	46	Chairman of the Board of Directors
Ralph Bartel, Ph.D.	47	Director
David J. Ehrlich (1)	50	Director
Donovan Neale-May (1) (3)	61	Director
Kelly M. Urso (1) (2) (3)	47	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Disclosure Committee
Holger Bartel, Ph.D., has served as a Chairman of the Board of Directors since July 2010 after serving as a Director from June 2005 to June 2010. Mr. Bartel served as a consultant to the Company from July 2010 through September 2011 and became an employee of the Company in October 2011, serving as the Head of Strategy. Mr. Bartel served as Chief Executive Officer from October 2008 to June 2010, after serving as Executive Vice President from September 1999 to November 2007. From 1995 to 1998, Mr. Bartel worked as an Engagement Manager at McKinsey & Company in Los Angeles. From 1992 to 1994, Mr. Bartel was a research fellow at Harvard Business School. Mr. Bartel holds a Ph.D. in Economics and an MBA in Finance and Accounting from the University of St. Gallen, Switzerland. He is the brother of Ralph Bartel.
Areas of Holger Bartel’s relevant experience: Deep knowledge of Travelzoo’s operations, Internet, strategy, management of growth companies, travel, international management.
Ralph Bartel, Ph.D., founded Travelzoo in May 1998 and has served as a Director since July 2010 after serving as Chairman of the Board of Directors from May 1998 to June 2010. From May 1998 to September 2008, Mr. Bartel served as Travelzoo’s Chief Executive Officer and President. Mr. Bartel is a professionally trained journalist who also holds a Ph.D. in Communications from the University of Mainz, Germany, a Master’s degree in Journalism from the University of Eichstaett, Germany, and a Ph.D. in Economics and an MBA in Finance and Accounting from the University of St. Gallen, Switzerland. He is the brother of Holger Bartel.
Areas of Ralph Bartel’s relevant experience: Media, journalism, Internet, finance, start-up experience.

David J. Ehrlich has served as a Director since February 1999. Mr. Ehrlich currently serves as the CEO of Aktana, the leader in actionable analytics for sales force effectiveness. Before Aktana, Mr. Ehrlich was an Executive in Residence with Mohr Davidow Ventures. From March 2007 to January 2010, Mr. Ehrlich served as Chief Executive Officer of ParAccel, Inc., a technology company. From 2003 to 2006, Mr. Ehrlich was Senior Vice President, Marketing and Chief Strategy Officer of NetIQ Corporation. From 1998 to 2002, Mr. Ehrlich was Vice President, Product Management and Strategic Partnering for Visual Networks, Inc. From 1993 to 1998, Mr. Ehrlich worked as a consultant for McKinsey & Company. Mr. Ehrlich holds a bachelor’s degree in Sociology with honors and distinction from Stanford University, a Master’s degree in Industrial Engineering from Stanford University, and an MBA from Harvard Business School.
Areas of Mr. Ehrlich’s relevant experience: Technology, corporate development, mergers & acquisitions.
Donovan Neale-May has served as a Director since February 1999. Mr. Neale-May is the president and managing partner of GlobalFluency, Inc., a global organization of independent marketing and communication firms with 70 offices in over 40 countries. He is also the managing partner and co-founder of the SABLE Accelerator (South African Business Link to Experts). Since 1987, Mr. Neale-May has been managing and running his own digital marketing and communications agency operating from Silicon Valley and New York. Previously, Mr. Neale-May held senior positions with marketing, promotions and public relations agencies, such as Ogilvy & Mather, in Silicon Valley, New York, London and Los Angeles. During his 30 years as an international marketing and brand strategist, Mr. Neale-May has consulted with over 300 leading multi-nationals, new venture starts and emerging growth companies. Mr. Neale-May is the founder and executive director of the Chief Marketing Officer (CMO) Council, a global affinity network of more than 6,000 senior marketing and branding executives controlling some $300 billion in aggregated annual marketing spend. Mr. Neale-May is a journalism graduate of Rhodes University in South Africa and serves on the University's board of governors. He also chairs the Rhodes University Trust, USA. In addition, Mr. Neal-May serves as an adjunct professor at Seoul National University in South Korea.
Areas of Mr. Neale-May’s relevant experience: Brand strategy, public relations, marketing, international management.
Kelly M. Urso has served as a Director since February 1999. Since 2003, Ms. Urso has been a principal at K. M. Urso &

Company, LLC, a firm that provides U.S. and international tax consulting and compliance services. From 2001 to 2003, Ms. Urso was a tax attorney with Reynolds & Rowella LLP. From 1997 to 2001, Ms. Urso was the leader of the expatriate tax group at General Electric International, Inc. From 1995 to 1997, Ms. Urso was an International Executive Tax Manager at KPMG Peat Marwick LLP. From 1992 to 1995, Ms. Urso was a Senior Tax Consultant International Assignment Services at Price Waterhouse LLP.
Ms. Urso holds a bachelor’s degree in business administration in accounting from the University of Cincinnati and a Juris Doctor degree from the Thomas M. Cooley Law School in Lansing, Michigan.
Areas of Ms. Urso’s relevant experience: Tax planning, tax compliance, international management.

Board Meetings and Committees
The Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Disclosure Committee. Below is a table indicating the membership of each of the Audit Committee, Compensation Committee, and Disclosure Committee and how many times the Board of Directors and each such committee met in fiscal year 2012. Each of Mr. Holger Bartel, Mr. Ralph Bartel, Mr. Ehrlich, Mr. Neale-May, and Ms. Urso attended at least 75 percent of the total number of meetings of the Board of Directors and of the committees on which he or she serves.

	Board	Audit	Compensation	Disclosure
Mr. Holger Bartel	Chair
Mr. Ralph Bartel	Member
Mr. Ehrlich	Member	Chair	Member
Mr. Neale-May	Member	Member		Member
Ms. Urso	Member	Member	Chair	Chair
Number of 2012 Meetings	4	4	1	4
The Company does not require that directors attend the Annual Meeting.
Audit Committee
The Audit Committee’s primary responsibilities are to oversee and monitor (i) the integrity of Travelzoo’s financial statements, (ii) the qualifications and independence of our independent registered public accounting firm, (iii) the performance of our independent registered public accounting firm and internal audit staff, and (iv) the compliance by Travelzoo with legal and regulatory requirements. A complete description of the committee’s responsibilities is set forth in its written charter. A copy the written charter can be found in Appendix A of our 2008 Proxy Statement. The Audit Committee is responsible for appointing the independent registered public accounting firm and is directly responsible for the compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee is composed solely of independent directors as defined in the listing standards of the NASDAQ. The Board has determined that Mr. Neale-May qualifies as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission (“SEC”).
Compensation Committee
The Compensation Committee reviews and approves the compensation and benefits for the Company’s executive officers and directors, and makes recommendations to the Board of Directors regarding such matters. The Compensation Committee also approves the Company’s non-equity incentive plans. The Compensation Committee further reviews and discusses with management the Compensation Discussion and Analysis section of this Proxy Statement. The Report of the Compensation Committee is included herein. In 2012, the Company was not required to have a Compensation Committee charter since it is a "Controlled Company" under NASDAQ rule 5615, on account of the stock ownership by Azzurro Capital Inc.  Such ownership is now less than 50%, so we will be establishing a Compensation Committee during 2013.

Disclosure Committee
The Disclosure Committee’s primary responsibilities are (i) to design, establish and evaluate controls and other procedures that are designed to ensure the accuracy and timely disclosure of information to the SEC and investment community and (ii) to review and supervise preparation of all SEC filings, press releases and other broadly disseminated correspondence.

Nominating Committee
Since it was a “Controlled Company” as referred to above during 2012, the Company was not required to have a Nominating Committee.  Since the Company is no longer a Controlled Company, it will be establishing a Nominating Committee during 2013. In 2012, through its share ownership, Azzurro Capital Inc. was in a position to control Travelzoo and to elect our entire Board of Directors. Azzurro Capital Inc. considers candidates for director nominees.

The Board’s Role in Risk Oversight
The full Board oversees enterprise risk as part of its role in reviewing and overseeing the implementation of the Company’s strategic plans and objectives. The risk oversight function is administered both in full Board discussions and in individual committees that are tasked by the Board with oversight of specific risks. On a regular basis, the Board and its committees receive information and reports from management on the status of the Company and the risks associated with the Company’s strategy and business plans. In addition, the Audit Committee reviews the Company’s risk assessment and risk management policies and procedures at least annually, including steps taken to monitor and control such exposures. The Board believes the continuity of Board membership, as well as the independent directors constituting a majority of the Board and separation of the roles of Chairman and Chief Executive Officer, encourage open discussion and assessment of the Company’s ability to manage its risks.
Communications with Directors
The board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the board, or the non-management directors as a group, any board committee or any chair of any such committee by mail. To communicate with the Board of Directors, any individual directors or any group or committee of directors, correspondence should be addressed to the Board of Directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at Travelzoo Inc., 590 Madison Avenue, 37th Floor, New York, NY 10022.
All communications received as set forth in the preceding paragraph will be opened by the Corporate Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the Board of Directors will be forwarded promptly to the addressee. In the case of communications to the board or any group or committee of directors, the Corporate Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the correspondence is addressed.
Audit Committee Report
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Travelzoo specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.
The Audit Committee oversees Travelzoo’s financial reporting process on behalf of the Board of Directors. Management is primarily responsible for the financial statements and reporting processes including the systems of internal controls, while the independent auditors are responsible for performing an independent audit of Travelzoo’s consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”), and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.
In this context, the committee has met and held discussions with management and the independent auditors regarding the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012. The committee discussed with Travelzoo’s independent auditors the overall scope and plan for their audit. The committee met, at least quarterly, with the independent auditors, with and without management present, and discussed the results of their examinations, their evaluations of Travelzoo’s internal controls, and the overall quality of Travelzoo’s financial reporting. Management represented to the committee that Travelzoo’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The committee has reviewed and discussed the consolidated financial statements with management and the independent auditors, including their judgments as to the quality, not just the acceptability, of Travelzoo’s accounting principles and such other matters as are required to be discussed with the committee under auditing standards of the PCAOB.
Travelzoo’s independent auditors also provided to the committee the written disclosures required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and the committee discussed with the independent auditors that firm’s independence, including those matters required to be discussed by Statement on Auditing Standards No. 61, as amended.

In reliance on the reviews and discussions referred to above, the committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. The committee has not yet selected Travelzoo’s independent auditors for fiscal year 2013.
While the committee has the responsibilities and powers set forth in its charter, it is not the duty of the committee to plan or conduct audits or to determine that Travelzoo’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles. This is the responsibility of management and the independent auditors. Nor is it the duty of the committee to conduct investigations or to assure compliance with laws and regulations or Travelzoo’s business conduct policies.

Audit Committee

David J. Ehrlich (Chair)
Donovan Neale-May
Kelly M. Urso
Director Compensation
Directors of the Company or its subsidiaries are entitled to receive certain retainers and fees. In 2012, there were no adjustments to the director compensation policy. The retainers and meeting fees are as follows:

•	Annual board member retainer — $30,000;

•	Annual Audit Committee chair retainer — $30,000;

•	Fee for attendance of a board meeting — $1,680;

•	Fee for attendance of an Audit Committee meeting — $2,800;

•	Fee for attendance of a Disclosure Committee meeting — $1,680;

•	Fee for attendance of a Compensation Committee meeting — $2,800; and

•	Fee for attendance of a strategy meeting — $4,480.
We reimburse directors for out-of-pocket expenses incurred in connection with attending meetings. Mr. Ralph Bartel chose not to receive any compensation for his services as a director.
The following table shows compensation information for Travelzoo’s directors for fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Mr. Holger Bartel	45,680	45,680
Mr. Ralph Bartel	—	—
Mr. Ehrlich	89,680	89,680
Mr. Neale-May	66,000	66,000
Ms. Urso	66,400	66,400

Item 11. Executive Compensation
Compensation Discussion and Analysis
We hold annual votes on executive compensation, in accordance with shareholder recommendation made at the 2012 annual meeting. In light of last year’s shareholder approval of the compensation for executives, there were no significant changes in executive compensation.

Overview of Compensation Program

The following Compensation Discussion and Analysis, or “CD&A,” describes our overall compensation philosophy and the primary components of our compensation program. Furthermore, the CD&A explains the process by which the Compensation Committee, or “Committee”, determined the 2012 compensation for our Chief Executive Officer, Chief Financial Officer and other most highly compensated officers. We refer to these individuals collectively as the “named executives” or the “named executive officers.”
Compensation Philosophy and Objectives
The fundamental objectives of our executive compensation program are to attract and retain highly qualified executive officers, motivate these executive officers to materially contribute to our long-term business success, and align the interests of our executive officers and stockholders by rewarding our executives for individual and corporate performance based on targets established by the Committee.
We believe that achievement of these compensation program objectives enhances long-term profitability and stockholder value. The elements utilized to help achieve the Committee’s objectives include the following:

•
Accountability for Individual Performance. Compensation should in large part depend on the named executive’s individual performance in order to motivate and acknowledge the key contributors to our success.

•	Recognition for Business Performance. Compensation should take into consideration our overall financial performance and overall growth.

•	Attracting and Retaining Talented Executives. Compensation should generally reflect the competitive marketplace and be designed to attract and retain superior employees in key competitive positions.
We implement our compensation philosophy through setting base salaries for our executive officers, through the use of our executive bonus plan and through reviewing and approving other terms of employment agreements.
Compensation Determination Process
Compensation Committee Members. The Committee is responsible for establishing, overseeing and reviewing executive compensation policies and for approving, validating and benchmarking the compensation and benefits for named executive officers. The Committee is also responsible for determining the fees paid to our outside directors. The Committee includes Ms. Kelly M. Urso (Chair) and Mr. David J. Ehrlich. Ms. Urso and Mr. Ehrlich satisfied the independence requirements of the NASDAQ.
Role of Management. During 2012, the Committee engaged in its annual review of executive compensation with the goal of ensuring the appropriate combination of fixed and variable compensation linked to individual and corporate performance. In the course of its review, the Committee considered the advice and input of the Company’s CEO and data prepared by management, including a comparison of the current compensation of the named executive officers with publicly available information. Management did rely on a service from Equilar Inc., a compensation research firm, to provide peer executive compensation data from proxies and a compensation survey for comparison purposes. However, management did not receive advice from Equilar in setting our executive compensation. The data utilized by the Committee included salary and total compensation information based on the title, job description, and geographic location of similarly situated executives. The most significant aspects of the CEO’s role in the compensation determination process are evaluating employee performance, establishing business performance targets, goals and objectives and recommending salary and bonus levels. The CEO does not participate in discussions regarding his compensation.
The Committee compared the compensation received by the Company’s named executive officers with the levels of compensation received by similarly situated executives in the same geographic location in light of the named executives’ responsibilities, performance, experience and tenure, in order to arrive at the total compensation package for each of the named executive officers. In some cases, the compensation package that the Committee awarded a named executive officer was at or below the median compensation received by executives compared to third-party data, while in other instances the compensation was higher due to the executive’s responsibilities, performance, experience and tenure.

The Committee did not engage an outside consulting firm to provide advice on executive compensation.
Components of Executive Compensation
The Committee has structured an executive compensation program comprised of base salary, cash bonus and non-equity incentive pay. In addition, during 2012, the Committee approved the grant of options to the Company’s Chief Financial Officer and President, North America, each for 50,000 shares of common stock as further described in our 2011 Proxy Statement and in the Nonqualified Stock Option Agreements between Travelzoo Inc. and both Glen Ceremony and Shirley Tafoya, dated January 23, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-50171), filed March 30, 2012).
Base Salary. The Committee considered two types of potential base salary increases for the named executive officers in 2012: (1) “merit increases” based upon each named executive’s individual performance; and/or (2) “market adjustments” based upon the salary range for similarly situated executives.
In determining merit increases, the Committee considers the specific responsibilities of the executive and the executive’s overall performance and tenure with the Company. In addition, the Committee also considers the CEO’s evaluation of each named executive officer in making the decision regarding merit increases.
The Committee determines any market adjustments based on the Committee’s comparison of the executive’s compensation with statistical information on average compensation for similarly situated executives that is publicly available.
The Committee did not make any changes to the salaries of Mr. Christopher Loughlin, Mr. Glen Ceremony, Mr. Holger Bartel, Ms. Shirley Tafoya and Mr. Mark K.Webb in 2012.
Incentive Bonus Pay. In 2010, 2011 and 2012, Mr. Christopher Loughlin, Mr. Glen Ceremony, Ms. Shirley Tafoya and Mr. Mark Webb also received incentive bonuses pursuant to the terms of their employment agreements.
Pursuant to the terms of Mr. Loughlin’s previous employment agreement dated May 16, 2005, as amended on July 12, 2006 and as amended on July 1, 2007, Mr. Loughlin was eligible to receive quarterly and annual bonuses. Mr. Loughlin’s bonuses were payable in British pounds and have been translated into U.S. dollars (at the rate of £1 = $1.54431) for the purposes of this summary. Mr. Loughlin was eligible to receive the following quarterly bonuses:

Criteria		Quarterly Bonus Payment
Revenue goal as defined in the official budget for Europe is met		$11,582
Net income goal as defined in the official budget for Europe is met		11,582
Subscriber goal as defined in the official budget for Europe is met		11,582
Performance evaluation by the Chairman of the Company	Up to	11,582
Total maximum bonus per quarter	Up to	$46,328
Under the terms of the annual bonus plan set forth in Mr. Loughlin’s previous employment agreement, Mr. Loughlin was eligible to receive 10% of Travelzoo Europe’s pro forma operating income generated from operations in the U.K., Germany and France from January 1, 2010 to June 30, 2010. The quarterly net income goal was met for the first quarter of 2010. Mr. Loughlin was paid 100% of his quarterly performance evaluation bonus for the first and second quarters of 2010. In determining the quarterly performance evaluation bonus for the first and second quarters of 2010, the Chairman of the Company considered factors such as the quality of Mr. Loughlin’s strategic management to ensure the long-term success of the Company’s business in Europe, the development of the Company’s talent in Europe, the quality of the content of the Company’s publications in Europe, and the development of the Travelzoo brand in Europe. For the first and second quarters of 2010, Mr. Loughlin received $34,747 and $285,165 pursuant to the quarterly and annual bonus plans, respectively, set forth in his employment agreement.
Pursuant to the terms of Mr. Loughlin’s employment agreement dated November 18, 2009 and effective July 1, 2010, Mr. Loughlin is eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus. Mr. Loughlin was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for each quarter during 2012.
The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
Worldwide revenue target for the quarter met AND there are no more than two Significant Customers AND no Significant Customer accounts for 17% or more of Worldwide consolidated revenue for the quarter	$20,000
Worldwide operating income target for the quarter met	20,000
Worldwide subscriber target for the quarter met	20,000

Total maximum Performance Bonus per quarter	$60,000

The quarterly target for worldwide operating income, revenue and worldwide subscribers were not met for 2012. Mr. Loughlin did not receive any Performance Bonuses in 2012. The Company believes that targets set for worldwide revenue, worldwide operating income and worldwide subscribers align with the Company’s desire to continue to grow the business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Mr. Loughlin is also eligible to receive a quarterly Discretionary Bonus of up to $20,000 per quarter. The Discretionary Bonus is to be determined by the Board of Directors at its sole and absolute discretion. In exercising such discretion, the Board of Directors takes into consideration Mr. Loughlin’s individual performance. In evaluating Mr. Loughlin’s individual performance during 2012, the Board of Directors considered factors such as the quality of Mr. Loughlin’s strategic management to ensure the long-term success of the Company, the development of the Company’s leadership talent, the quality of the content of the Company’s publications, and the development of the Travelzoo brand. Mr. Loughlin received Discretionary Bonuses totaling $17,500 for 2012.
Pursuant to the terms of Mr. Ceremony’s employment agreement dated May 9, 2011 and effective June 15, 2011, Mr. Ceremony is eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus. Mr. Ceremony was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for each quarter during 2012.
The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
Worldwide revenue target for the quarter met AND there are no more than two Significant Customers AND no Significant Customer accounts for 17% or more of Worldwide consolidated revenue for the quarter	$12,500
Worldwide operating income target for the quarter met	12,500
Worldwide subscriber target for the quarter met	12,500

Total maximum Performance Bonus per quarter	$37,500

The quarterly performance target for worldwide operating income, revenue and worldwide subscribers were not met for 2012 except certain targets for the fourth quarter. The quarterly Performance Bonus of $37,500 was guaranteed for the first and second quarters of 2012 under the terms of his employment agreement. Mr. Ceremony received Performance Bonuses totaling $87,500 during 2012. For 2012, Mr. Ceremony received 58% of the maximum Performance Bonus. The Company believes that targets set for worldwide revenue, worldwide operating income and worldwide subscribers align with the Company’s desire to continue to grow the business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Mr. Ceremony was eligible to receive quarterly Discretionary Bonus of up to $12,500 per quarter. The Discretionary Bonus is to be determined by the Chief Executive Officer in his sole and absolute discretion. In exercising such discretion, the Chief Executive Officer takes into consideration Mr. Ceremony’s individual performance. In evaluating Mr. Ceremony’s individual performance, the Chief Financial Officer considered factors such as Mr. Ceremony’s role as an advisor to the CEO on how to improve the Company’s financial performance, his initiatives to improve the Company’s management information systems, his leadership in the areas of corporate governance and business ethics, and the quality of his management of the Company’s relationships with the investment community. Mr. Ceremony received Discretionary Bonuses totaling $50,000 for

2012.
Pursuant to the terms of Mr. Holger Bartel’s employment agreement dated September 17, 2008 and effective October 1, 2008, Mr. Bartel was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for the first and second quarters of 2010 as his employment terminated on June 30, 2010 as further described in the 2011 Proxy Statement. Mr. Bartel does not have any Performance Bonus nor Discretionary Bonus pursuant to the terms of his employment agreement for Head of Strategy, which is effective October 1, 2011.

Pursuant to the terms of Ms. Tafoya’s employment agreement dated August 4, 2010 and effective July 1, 2010, Ms. Tafoya is eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus. Ms. Tafoya was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for each quarter during 2012.

The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
North America revenue target for the quarter met AND there are no more than two Significant Customers AND no Significant Customer accounts for 17% or more of North America consolidated revenue for the quarter	$30,000
North America operating income target for the quarter met	30,000
North America subscriber target for the quarter met	30,000

Total maximum Performance Bonus per quarter	$90,000

Certain quarterly targets for North America revenue were met for the third and fourth quarters of 2012. Ms. Tafoya received Performance Bonuses totaling $80,000 during 2012. For 2012, Ms. Tafoya received 22% of the maximum Performance Bonus. The Company believes that targets set for North America revenue, North America operating income and North America subscribers align with the Company’s desire to continue to grow the business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Ms. Tafoya is also eligible to receive a quarterly Discretionary Bonus of up to $30,000 per quarter. The Discretionary Bonus is to be determined by the Chief Executive Officer in his sole and absolute discretion. Ms. Tafoya was eligible to receive quarterly Discretionary Bonuses for each quarter of 2011. In exercising such discretion, the Chief Executive Officer takes into consideration Ms. Tafoya’s individual performance. In evaluating Ms. Tafoya’s individual performance during 2012, the Chief Executive Officer considered factors such as the quality of Mr. Tafoya’s strategic management to ensure the long-term success of the Company, the development of the Company’s leadership talent, the quality of the content of the Company’s publications, and the development of the Travelzoo brand. Ms. Tafoya received Discretionary Bonuses totaling $110,000 for 2012.
Pursuant to the terms of Mr. Webb’s employment agreement dated January 19, 2012, and effective February 27, 2012, Mr. Webb is eligible to receive a quarterly Performance Bonus, and a quarterly Discretionary Bonus. Mr. Webb was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for part of the first quarter, the second, third, and fourth quarters during 2012. Also under the terms of Mr. Webb's employment agreement, a sign on bonus of $20,000 was paid in the first quarter of 2012.
The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
Quarterly worldwide Local Deals revenue target met or exceeded, per the official operating budgets	$20,000
Quarterly worldwide Local Deals income target met or exceeded, per the official operating budgets, met or exceeded	20,000
Total maximum Performance Bonus per quarter	$40,000

The quarterly Performance Bonus were guaranteed for the first and second quarters of 2012. Mr. Webb received the first and second quarter Performance Bonuses as well as a sign on bonus, totaling $47,473 for 2012. For 2012 Mr. Webb received 36% of the maximum Performance Bonus. The Performance Bonuses for the first quarter of 2012 was pro-rated based upon Mr. Webb's start date. The Company believes that targets set for worldwide Local Deals revenue, and worldwide Local Deals income align with the Company’s desire to continue to grow Local Deals business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Mr. Webb was also eligible to receive a quarterly Discretionary Bonus of up to $20,000 per quarter. The Discretionary Bonus was to be determined by the Chief Executive Officer in his sole and absolute discretion. In exercising such discretion, the Chief Executive Officer takes into consideration Mr. Webb’s individual performance. In evaluating Mr. Webb’s individual performance during 2012, the Chief Executive Officer considered factors such as Mr. Webb’s leadership role in developing Local Deals worldwide, Mr. Webb’s strategic management to ensure the long-term success of the Company's Local Deals business, the development of the Company’s leadership talent. Mr. Webb received Discretionary Bonuses totaling $67,473 for 2012.
Mr. Webb was eligible to receive an Operating Income Share Performance Bonus in addition to the quarterly Performance Bonus, for meeting or exceeding given Local Deals worldwide operating income goals. The Operating Income Share Performance Bonus is subject to achievement of the quarterly Performance Bonus operating income budget and is calculated as 5% of any incremental improvement over the prior year average quarterly worldwide Local Deals operating income up to the current quarter operating income budget and 7.5% of any improvement over the current quarter operating budget, subject to an annual limit of $1.5 million. For 2012, Mr. Webb did not receive any Operating Income Share Performance Bonus as the criteria were not met.
Other Compensation-Related Matters
Stock Options. The Company grants certain executive officers stock options (which represent the right to purchase a specific number of shares of company common stock at a predetermined price, subject to vesting conditions), to align their incentives with the long-term interests of our stockholders, retain them for the long term, reward them for potential long-term contributions, and provide a total compensation opportunity commensurate with our performance.
Perquisites and Additional Benefits. The Company seeks to maintain an open and inclusive culture in its facilities and operations among executives and other Company employees. Accordingly, the Company does not provide executives with reserved parking spaces or separate dining or other facilities, nor does the Company have programs for providing personal-benefit perquisites to executives, such as club dues or defraying the cost of personal entertainment. Named executive officers and employees may seek reimbursement for business related expenses in accordance with our business expense reimbursement policy.

Employment Agreements. The Company has entered into employment agreements with the named executive officers, some of which contain severance and change of control provisions. The terms of such employment agreements are described in more detail below in Employment Agreements and Potential Payments Upon Termination or Change-in-Control. The Committee believes these agreements are appropriate for a number of reasons, including the following:

•	the agreements assist in attracting and retaining executives as we compete for talented employees in a marketplace where such agreements are commonly offered;

•	the change in control provisions require terminated executives to execute a release in order to receive severance benefits; and

•	the change in control and severance provisions help retain key personnel during rumored or actual acquisitions or similar corporate changes.
Compensation Committee Interlocks & Insider Participation

In 2012, Mr. Holger Bartel earned $577,272 in salary serving as an employee of the Company as Head of Strategy. Mr. Holger Bartel was a consultant of the Company from July 2010 to September 2011, and became employed by the Company as Head of Strategy on October 1, 2011. In these roles, he earned $472,500 in salary and consulting fees in 2011. The current members of our compensation committee are Mr. Ehrlich and Ms. Urso. In 2012, none of our executive officers served as a member of the compensation committee of another entity, or as a director of another entity, one of whose executive officers served on our compensation committee.

Compensation Committee Report
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Travelzoo specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The Company’s Compensation Committee has reviewed and discussed the CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in the proxy statement on Schedule 14A.

Compensation Committee

Kelly M. Urso (Chair)
David J. Ehrlich

Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)		Total ($)
Christopher Loughlin (3)	2012	562,000	17,500	(7)	—	—	(12)	46,327	(17)	625,827
Chief Executive Officer (effective July 1, 2010)	2011	556,500	43,500	(7)	—	40,000	(12)	46,555	(17)	686,555
	2010	435,608	20,000	(7)	—	379,912	(12)	61,886	(17)	897,406
Glen Ceremony (4)	2012	450,000	50,000	(8)	953,800	87,500	(13)	1,500	(18)	1,542,800
Chief Financial Officer (effective June 15, 2011)	2011	245,455	25,000	(8)	—	150,000	(13)	1,500	(18)	421,955

Holger Bartel (5)	2012	577,272	—		—	—		45,680	(19)	622,952
Head of Strategy (effective October 1, 2011), consultant and Chairman of the Board of Directors	2011	150,000	—		—	—		366,500	(19)	516,500
	2010	200,000	40,000	(9)	—	60,000	(14)	257,398	(19)	557,398
Shirley Tafoya	2012	542,000	110,000	(10)	953,800	80,000	(15)	3,869	(20)	1,689,669
President, North America	2011	536,500	120,000	(10)	—	270,000	(15)	1,500	(20)	928,000
	2010	522,906	200,000	(10)	—	150,000	(15)	3,869	(20)	876,775
Mark K. Webb (6)	2012	324,800	67,473	(11)	—	47,473	(16)	—		439,746
President Local Deals (Effective February 27, 2012)

Notes:

(1)
Under SEC rules, the values reported reflect the aggregate grant date fair value of grants of stock options to each of the listed officers in the years shown. We calculate the grant date fair value of stock options using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 6 to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K filed on February 11, 2013.

(2)	The amounts reflected in this column reflect the performance-based cash awards paid to the named executives pursuant to certain employment agreements, as discussed in the CD&A above.

(3)
Mr. Loughlin became the Chief Executive Officer on July 1, 2010. From January 1, 2010 to June 30, 2010, Mr. Loughlin served as Executive Vice President, Europe. Mr. Loughlin’s compensation from January 1, 2010 to June 30, 2010 is denominated in British pounds and was translated into U.S. dollars using the average 2010 daily exchange rates of £1 = $1.54431 as published on oanda.com.

(4)	Mr. Ceremony became the Chief Financial Officer on June 15, 2011.

(5)
Mr. Bartel served as Chief Executive Officer from October 1, 2008 to June 30, 2010. From July 1, 2010 to September 30, 2011, Mr. Bartel served as a consultant to the Company under the terms of an independent contractor agreement. Starting October 1, 2011, Mr. Bartel has been employed as Head of Strategy.

(6)	Mr. Webb became the President Local Deals on February 27, 2012.

(7)	For 2012, 2011 and 2010, amount consists of discretionary bonuses earned per the terms of Mr. Loughlin’s employment agreement.

(8)	For 2012, amount consists of $50,000 discretionary bonuses earned per the terms of Mr. Ceremony’s employment agreement. For 2011, amount consists of $25,000 discretionary bonuses earned per the terms of Mr. Ceremony’s employment agreement.

(9)
Amount consists of discretionary bonuses earned per the terms of Mr. Holger Bartel’s employment agreement dated September 17, 2008 and effective October 1, 2008, as further described in the 2011 Proxy Statement.

(10)
For 2012, amount consists $110,000 of discretionary bonuses earned per the terms of Ms. Tafoya’s employment agreement. For 2011, amount consists of $120,000 of discretionary bonuses earned per the terms of Ms. Tafoya’s employment agreement. For 2010, amount consists of $200,000 of discretionary bonuses earned per the terms of Ms. Tafoya’s employment agreement.

(11)	For 2012, amount consists of $67,473 of discretionary bonuses earned per the terms of Mr. Webb’s employment agreement.

(12)	Amount represents quarterly performance bonuses earned per the terms of Mr. Loughlin’s employment agreement.

(13)	Amount represents quarterly performance bonuses earned per the terms of Mr. Ceremony’s employment agreement.

(14)	Amount represents quarterly performance bonuses earned per the terms of Mr. Holger Bartel’s employment agreement.

(15)	Amount represents quarterly performance bonuses earned per the terms of Ms. Tafyoa’s employment agreement.

(16)	Amount represents quarterly performance bonuses earned per the terms of Mr. Webb’s employment agreement and includes a $20,000 sign on bonus.

(17)
For 2012, amount consists of housing allowance of $46,327 and $1,500 of the Company’s matching contribution under the Company’s 401(k) Plan. For 2011, amount consists of housing allowance of $45,055 and $1,500 of the Company’s matching contribution under the Company’s 401(k) Plan. For 2010, amount consists of the Company’s contribution of $11,243 to the Company’s UK Employee Pension Contribution Plan, $7,852 for premiums paid for private health insurance for Mr. Loughlin and his family, and housing allowance of $33,232, and $9,559 for relocation assistance.

(18)	For 2012 and 2011, amount consists of the Company’s matching contribution of $1,500 under the Company’s 401(k) Plan.

(19)
For 2012, amount consists of $45,680 in director fees for 2012. For 2011, amount consists of $322,500 in fees paid to Mr. Bartel pursuant to the terms of his consulting agreement for the period from January 1, 2011 to September 30, 2011 and $44,000 in director fees for 2011. For 2010 amount consists of $217,500 in fees paid to Mr. Bartel pursuant to the terms of his consulting agreement for the period from July 1, 2010 to December 31, 2010, $18,360 in director fees for the period from July 1, 2010 to December 31, 2010 and $21,538 for the pay-out of accrued vacation.

(20)
For 2012, 2011 and 2010, amount consists of the Company’s matching contribution of $1,500 under the Company’s 401(k) Plan. In addition, for 2012 and 2010, amount includes $2,369 in bonus payments made to eligible employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the heading “Equity Compensation Plan Information” of Item 12 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 11, 2013, which is being amended hereby, is incorporated herein by reference.
Security Ownership of Certain Beneficial Owners and Management
The following table shows the amount of our common stock beneficially owned as of April 29, 2013 by (a) each director, (b) each named executive officer, (c) all executive officers and directors as a group, and (d) each person known by the Company, as of December 31, 2012, to beneficially own more than 5% of the outstanding shares of common stock of the Company. In general, shares “beneficially owned” include those shares a person has or shares the power to vote, or the power to dispose of.

	Beneficial Ownership
Beneficial Owner	Number of Shares(1)	Percent of Total(2)
Directors and Named Executive Officers
Holger Bartel	200,000	1.3%
Ralph Bartel(3)	7,230,538	47.1%
David J. Ehrlich	—	—
Glen Ceremony	—	—
Christopher Loughlin	—	—
Donovan Neale-May	—	—
Shirley Tafoya	—	—
Kelly M. Urso	525	*
Mark K. Webb	500	*
Directors and executive officers as a group (8 persons)	7,431,563	48.4%
Persons Owning More Than 5% of Common Stock

*	Less than 1%

(1)	Except as otherwise indicated and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all their shares of common stock.

(2)
For each person and group indicated in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 15,361,873 shares of common stock outstanding as of April 29, 2013, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after April 29, 2013.

(3)	Ralph Bartel indirectly holds 100% of Azzurro Capital Inc., which is the holder of 7,230,538 shares, through the Ralph Bartel 2005 Trust.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers and the beneficial holders of more than 10% of the Company’s common stock are required to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers and beneficial holders of more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such forms furnished to the Company or written representations from reporting persons, during fiscal 2012, all Section 16(a) filing requirements were satisfied on a timely basis, except the Form 3 for Mr. Mark Webb as President, Local Deals hired on February 27, 2012 as the Company has now determined that Mr. Webb should be considered a Section 16 executive officer. Mr. Webb did not purchase or sell the Company's stock during fiscal year 2012.
Code of Ethics
We have adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer, who also serves as our principal accounting officer. This code of ethics is posted on our website located at corporate.travelzoo.com/governance. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the location specified above. A copy of the code of ethics is also available in print to stockholders and interested parties without charge upon written request delivered to our Corporate Secretary at Travelzoo Inc., 590 Madison Avenue, 37th Floor, New York, NY 10022.

Grants of Plan-Based Awards in 2012
The following table sets forth certain information with respect to non-equity incentive plan awards granted to each of our named executive officers during the fiscal year ended December 31, 2012.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)
Christopher Loughlin (1)	—	240,000
Glen Ceremony (2)	—	150,000
Shirley Tafoya (3)	—	360,000
Mark Webb (4)	—	133,333

(1)
Amount represents the potential quarterly Performance Bonus payments under the terms of Mr. Loughlin’s employment agreement. The measurements for determining the Performance Bonus and annual payouts are described in the CD&A.

(2)
Amount represents the potential quarterly Performance Bonus payments under the terms of Mr. Ceremony’s employment agreement for 2012. The business measurements and performance goals for determining the Performance Bonus payout are described in the CD&A.

(3)
Amount represents the potential quarterly Performance Bonus payments under the terms of Ms. Tafoya’s employment agreement for 2012. The business measurements and performance goals for determining the Performance Bonus payout are described in the CD&A.

(4)
Amount represents the potential quarterly Performance Bonus payments under the terms of Mr. Webb’s employment agreement for 2012. The business measurements and performance goals for determining the Performance Bonus payout are described in the CD&A.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Christopher Loughlin	150,000	150,000	(1)	14.97	11/18/2019
Glen Ceremony(3)	12,500	37,500	(2)	28.98	1/23/2022
Shirley Tafoya(4)	12,500	37,500	(2)	28.98	1/23/2022

(1)	The options are exercisable in increments of 25% from and after July 1 of each year from 2011 through 2014, as long as Mr. Loughlin’s employment remains in effect at such dates.

(2)	The options are exercisable in increments of 25% from and after January 23 of each year from 2013 through 2016, as long as Mr. Ceremony’s and Ms. Tafoya's employment remains in effect at such dates.
Option Exercises and Stock Vested
For the year ended December 31, 2012, there were no options exercised by any of our named executive officers.
For the year ended December 31, 2012, 150,000 shares of Mr. Loughlin's stock options were vested; 12,500 shares of Mr. Ceremony's stock options were vested; and 12,500 shares of Ms. Tafoya's stock options were vested.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control
The Company has employment agreements with its named executive officers and certain other employees. The employment agreements as of December 31, 2012 with the Company’s named executive officers are described below.
Mr. Loughlin entered into an employment agreement with the Company on November 18, 2009, pursuant to which he became the Company’s Chief Executive Officer on July 1, 2010. The agreement has a four-year term. The Company may terminate the agreement, with or without cause, upon written notice to Mr. Loughlin. However, if Mr. Loughlin’s employment is terminated at any time without cause or if Mr. Loughlin’s employment is terminated at any time due to a change of control (as defined in the agreement) or if he is not offered a position of comparable pay and responsibilities in the same geographic area in which he worked immediately prior to a change of control, Mr. Loughlin will be entitled to receive his base salary and medical benefits for a twelve month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Loughlin was terminated by the Company as of December 31, 2012 without cause, Mr. Loughlin would have been entitled to receive $562,000 and the Company would incur additional expenses for medical benefits of approximately $19,375.
Mr. Loughlin is paid a base salary and is eligible to certain annual and quarterly bonuses. In connection with the agreement, on November 18, 2009 the Company granted Mr. Loughlin options to purchase 300,000 shares of the Company’s common stock. The Company provided relocation assistance and is providing a housing allowance to Mr. Loughlin in connection with his move from London to New York City. Mr. Loughlin is also entitled to participate in or receive such benefits under the Company’s employee benefit plans and policies and such other benefits which may be in effect from time to time and as are provided to similarly situated employees of the Company.
Mr. Loughlin agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Loughlin agreed not to, directly or indirectly, perform services for, or engage in, any business competitive with the Company or solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.

Mr. Ceremony entered into an employment agreement with the Company on June 15, 2011. Pursuant to the terms of the agreement, Mr. Ceremony is an at-will employee and the Company or Mr. Ceremony may terminate the agreement, with or without cause, with or without notice. However, if Mr. Ceremony’s employment is terminated at any time without cause, Mr. Ceremony will be entitled to receive his base salary for a six month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Ceremony was terminated by the Company as of December 31, 2012 without cause, Mr. Ceremony would have been entitled to receive $225,000. If Mr. Ceremony’s employment is terminated at any time due to a change of control (as defined in the agreement) or if he is not offered a position of comparable pay and responsibilities in the same geographic area in which he worked immediately prior to a change of control, Mr. Ceremony will be entitled to receive his base salary and medical benefits for a six month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Ceremony was terminated by the Company as of December 31, 2012 following a change of control of the Company, Mr. Ceremony would have been entitled to receive $225,000 and the Company would incur additional expenses for medical benefits of approximately $8,047.
Mr. Ceremony agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Ceremony agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.
Mr. Holger Bartel entered into an employment agreement with the Company on October 1, 2011. Pursuant to the terms of the agreement, Mr. Bartel is an at-will employee and the Company or Mr. Bartel may terminate the agreement, with or without cause upon six weeks prior written notice.
Mr. Holger Bartel agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Bartel agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.
Ms. Tafoya entered into an employment agreement with the Company on August 4, 2010. Pursuant to the terms of the agreement, Ms. Tafoya is an at-will employee and the Company or Ms. Tafoya may terminate the agreement, with or without cause, with or without notice. However, if Ms. Tafoya’s employment is terminated at any time without cause, Ms. Tafoya will be entitled to receive her base salary for a twelve month period in exchange for executing a general release of claims as to the Company. Assuming that Ms. Tafoya was terminated by the Company as of December 31, 2012 without cause, Ms. Tafoya would have been entitled to receive $542,000. If Ms. Tafoya’s employment is terminated at any time due to a change of control (as defined in the agreement) or if she is not offered a position of comparable pay and responsibilities in the same geographic area in which she worked immediately prior to a change of control, Ms. Tafoya will be entitled to receive her base salary and medical benefits for a twelve month period in exchange for executing a general release of claims as to the Company. Assuming that Ms. Tafoya was terminated by the Company as of December 31, 2012 following a change of control of the Company, Ms. Tafoya would have been entitled to receive $542,000 and the Company would incur additional expenses for medical benefits of approximately $19,350.
Ms. Tafoya agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of her employment and to assign all of her interest in any and all such discoveries and work product to the Company. Furthermore, Ms. Tafoya agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of her employment and for a period of one year thereafter.
Mr. Webb entered into an employment agreement with the Company on January 26, 2012 as amended on May 22, 2012. Pursuant to the terms of the agreement, Mr. Webb is an at-will employee and the Company or Mr. Webb may terminate the agreement, with or without cause upon six weeks, prior written notice. However, if Mr. Webb’s employment is terminated at any time without cause, Mr. Webb will be entitled to receive his base salary for a six month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Webb was terminated by the Company as of December 31, 2012 without cause, Mr. Webb would have been entitled to receive $162,400. If Mr. Webb’s employment is terminated at any time due to a change of control (as defined in the agreement) or if he is not offered a position of comparable pay and responsibilities in the same geographic area in which he worked immediately prior to a change of control, Mr. Webb will be entitled to receive his base salary and medical benefits for a six month period and pro rata performance bonus in exchange for executing a general release of claims as to the Company. Assuming that Mr. Webb was terminated by the Company as of December 31, 2012 following a change of control of the Company, Mr. Webb would have been entitled to receive $202,400 and the Company would incur additional expenses for medical benefits of approximately $5,598.
Mr. Webb agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Webb agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
The Company maintains policies and procedures to ensure that our directors, executive officers and employees avoid conflicts of interest. Our Chief Executive Officer and Chief Financial Officer are subject to our Code of Ethics and each signs the policy to ensure compliance. Our Code of Ethics requires our leadership to act with honesty and integrity, and to fully disclose to the Audit Committee any material transaction that reasonably could be expected to give rise to an actual or apparent conflict of interest. The Code of Ethics requires that our leadership obtain the prior written approval of the Audit Committee before proceeding with or engaging in any conflict of interest.
Our Audit Committee, with the assistance of legal counsel, reviews all related party transactions involving the Company and any of the Company’s principal shareholders or members of our board of directors or senior management or any immediate family member of any of the foregoing. A general statement of this policy is set forth in our audit committee charter, which was attached as Appendix A to our proxy statement for the 2008 Annual Meeting of Stockholders which has been filed with the SEC. However, the Audit Committee does not have detailed written policies and procedures for reviewing related party transactions. Rather, all facts and circumstances surrounding each related party transaction may be considered. If the Audit Committee determines that any such related party transaction creates a conflict of interest situation or would require disclosure under Item 404 of Regulation S-K, as promulgated by the SEC, the transaction must be approved by the Audit Committee prior to the Company entering into such transaction or ratified thereafter. The chair of the Audit Committee is delegated the authority to approve such transactions on behalf of the full committee, provided that such approval is thereafter reviewed by the committee. Transactions or relationships previously approved by the Audit Committee or in existence prior to the formation of the committee do not require approval or ratification.
Item 14.  Principal Accountant Fees and Services
Independent Public Accountants
KPMG LLP (“KPMG”) served as Travelzoo’s independent registered public accounting firm for our 2012 fiscal year. KPMG representatives are not expected to be present at the Annual Meeting or to make a formal statement. Consequently, representatives of KPMG will not be available to respond to questions at the meeting.
The Audit Committee has not yet selected our independent registered public accounting firm for our 2013 fiscal year. The

Audit Committee annually reviews the performance of our independent registered public accounting firm and the fees charged for their services. This review has not yet been completed. Based upon the results of this review, the Audit Committee will determine which independent registered public accounting firm to engage to perform our annual audit. Stockholder approval of our accounting firm is not required by our bylaws or otherwise required to be submitted to the stockholders.

Principal Accountant Fees and Services
During fiscal year 2012 and 2011, KPMG charged fees for services rendered to Travelzoo as follows:

Service	2012 Fees	2011 Fees
Audit fees(1)	$909,798	$851,693
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$909,798	$851,693

(1)
Audit fees consisted of fees for professional services rendered for the annual audit of Company’s consolidated financial statements and review of the interim consolidated financial statements included in the quarterly reports and audit services rendered in connection with other statutory or regulatory filings.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2012 and 2011, all services provided by KPMG were pre-approved by the Audit Committee in accordance with this policy.

Item 11. Executive Compensation
Compensation Discussion and Analysis
We hold annual votes on executive compensation, in accordance with shareholder recommendation made at the 2012 annual meeting. In light of last year’s shareholder approval of the compensation for executives, there were no significant changes in executive compensation.

Overview of Compensation Program
The following Compensation Discussion and Analysis, or “CD&A,” describes our overall compensation philosophy and the primary components of our compensation program. Furthermore, the CD&A explains the process by which the Compensation Committee, or “Committee”, determined the 2012 compensation for our Chief Executive Officer, Chief Financial Officer and other most highly compensated officers. We refer to these individuals collectively as the “named executives” or the “named executive officers.”
Compensation Philosophy and Objectives
The fundamental objectives of our executive compensation program are to attract and retain highly qualified executive officers, motivate these executive officers to materially contribute to our long-term business success, and align the interests of our executive officers and stockholders by rewarding our executives for individual and corporate performance based on targets established by the Committee.
We believe that achievement of these compensation program objectives enhances long-term profitability and stockholder value. The elements utilized to help achieve the Committee’s objectives include the following:

•	Accountability for Individual Performance. Compensation should in large part depend on the named executive’s individual performance in order to motivate and acknowledge the key contributors to our success.

•	Recognition for Business Performance. Compensation should take into consideration our overall financial performance and overall growth.

•	Attracting and Retaining Talented Executives. Compensation should generally reflect the competitive marketplace and be designed to attract and retain superior employees in key competitive positions.
We implement our compensation philosophy through setting base salaries for our executive officers, through the use of our executive bonus plan and through reviewing and approving other terms of employment agreements.
Compensation Determination Process
Compensation Committee Members. The Committee is responsible for establishing, overseeing and reviewing executive compensation policies and for approving, validating and benchmarking the compensation and benefits for named executive officers. The Committee is also responsible for determining the fees paid to our outside directors. The Committee includes Ms. Kelly M. Urso (Chair) and Mr. David J. Ehrlich. Ms. Urso and Mr. Ehrlich satisfied the independence requirements of the NASDAQ.
Role of Management. During 2012, the Committee engaged in its annual review of executive compensation with the goal of ensuring the appropriate combination of fixed and variable compensation linked to individual and corporate performance. In the course of its review, the Committee considered the advice and input of the Company’s CEO and data prepared by management, including a comparison of the current compensation of the named executive officers with publicly available information. Management did rely on a service from Equilar Inc., a compensation research firm, to provide peer executive compensation data from proxies and a compensation survey for comparison purposes. However, management did not receive advice from Equilar in setting our executive compensation. The data utilized by the Committee included salary and total compensation information based on the title, job description, and geographic location of similarly situated executives. The most significant aspects of the CEO’s role in the compensation determination process are evaluating employee performance, establishing business performance targets, goals and objectives and recommending salary and bonus levels. The CEO does not participate in discussions regarding his compensation.
The Committee compared the compensation received by the Company’s named executive officers with the levels of compensation received by similarly situated executives in the same geographic location in light of the named executives’ responsibilities, performance, experience and tenure, in order to arrive at the total compensation package for each of the named executive officers. In some cases, the compensation package that the Committee awarded a named executive officer was at or below the median compensation received by executives compared to third-party data, while in other instances the compensation was higher due to the executive’s responsibilities, performance, experience and tenure.

The Committee did not engage an outside consulting firm to provide advice on executive compensation.
Components of Executive Compensation
The Committee has structured an executive compensation program comprised of base salary, cash bonus and non-equity incentive pay. In addition, during 2012, the Committee approved the grant of options to the Company’s Chief Financial Officer and President, North America, each for 50,000 shares of common stock as further described in our 2011 Proxy Statement and in the Nonqualified Stock Option Agreements between Travelzoo Inc. and both Glen Ceremony and Shirley Tafoya, dated January 23, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-50171), filed March 30, 2012).
Base Salary. The Committee considered two types of potential base salary increases for the named executive officers in 2012: (1) “merit increases” based upon each named executive’s individual performance; and/or (2) “market adjustments” based upon the salary range for similarly situated executives.
In determining merit increases, the Committee considers the specific responsibilities of the executive and the executive’s overall performance and tenure with the Company. In addition, the Committee also considers the CEO’s evaluation of each named executive officer in making the decision regarding merit increases.
The Committee determines any market adjustments based on the Committee’s comparison of the executive’s compensation with statistical information on average compensation for similarly situated executives that is publicly available.
The Committee did not make any changes to the salaries of Mr. Christopher Loughlin, Mr. Glen Ceremony, Mr. Holger Bartel, Ms. Shirley Tafoya and Mr. Mark K.Webb in 2012.
Incentive Bonus Pay. In 2010, 2011 and 2012, Mr. Christopher Loughlin, Mr. Glen Ceremony, Ms. Shirley Tafoya and

Mr. Mark Webb also received incentive bonuses pursuant to the terms of their employment agreements.
Pursuant to the terms of Mr. Loughlin’s previous employment agreement dated May 16, 2005, as amended on July 12, 2006 and as amended on July 1, 2007, Mr. Loughlin was eligible to receive quarterly and annual bonuses. Mr. Loughlin’s bonuses were payable in British pounds and have been translated into U.S. dollars (at the rate of £1 = $1.54431) for the purposes of this summary. Mr. Loughlin was eligible to receive the following quarterly bonuses:

Criteria		Quarterly Bonus Payment
Revenue goal as defined in the official budget for Europe is met		$11,582
Net income goal as defined in the official budget for Europe is met		11,582
Subscriber goal as defined in the official budget for Europe is met		11,582
Performance evaluation by the Chairman of the Company	Up to	11,582
Total maximum bonus per quarter	Up to	$46,328
Under the terms of the annual bonus plan set forth in Mr. Loughlin’s previous employment agreement, Mr. Loughlin was eligible to receive 10% of Travelzoo Europe’s pro forma operating income generated from operations in the U.K., Germany and France from January 1, 2010 to June 30, 2010. The quarterly net income goal was met for the first quarter of 2010. Mr. Loughlin was paid 100% of his quarterly performance evaluation bonus for the first and second quarters of 2010. In determining the quarterly performance evaluation bonus for the first and second quarters of 2010, the Chairman of the Company considered factors such as the quality of Mr. Loughlin’s strategic management to ensure the long-term success of the Company’s business in Europe, the development of the Company’s talent in Europe, the quality of the content of the Company’s publications in Europe, and the development of the Travelzoo brand in Europe. For the first and second quarters of 2010, Mr. Loughlin received $34,747 and $285,165 pursuant to the quarterly and annual bonus plans, respectively, set forth in his employment agreement.
Pursuant to the terms of Mr. Loughlin’s employment agreement dated November 18, 2009 and effective July 1, 2010, Mr. Loughlin is eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus. Mr. Loughlin was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for each quarter during 2012.
The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
Worldwide revenue target for the quarter met AND there are no more than two Significant Customers AND no Significant Customer accounts for 17% or more of Worldwide consolidated revenue for the quarter	$20,000
Worldwide operating income target for the quarter met	20,000
Worldwide subscriber target for the quarter met	20,000

Total maximum Performance Bonus per quarter	$60,000

The quarterly target for worldwide operating income, revenue and worldwide subscribers were not met for 2012. Mr. Loughlin did not receive any Performance Bonuses in 2012. The Company believes that targets set for worldwide revenue, worldwide operating income and worldwide subscribers align with the Company’s desire to continue to grow the business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Mr. Loughlin is also eligible to receive a quarterly Discretionary Bonus of up to $20,000 per quarter. The Discretionary Bonus is to be determined by the Board of Directors at its sole and absolute discretion. In exercising such discretion, the Board of Directors takes into consideration Mr. Loughlin’s individual performance. In evaluating Mr. Loughlin’s individual performance during 2012, the Board of Directors considered factors such as the quality of Mr. Loughlin’s strategic management to ensure the long-term success of the Company, the development of the Company’s leadership talent, the quality of the content of the Company’s publications, and the development of the Travelzoo brand. Mr. Loughlin received Discretionary Bonuses totaling $17,500 for 2012.

Pursuant to the terms of Mr. Ceremony’s employment agreement dated May 9, 2011 and effective June 15, 2011, Mr. Ceremony is eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus. Mr. Ceremony was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for each quarter during 2012.
The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
Worldwide revenue target for the quarter met AND there are no more than two Significant Customers AND no Significant Customer accounts for 17% or more of Worldwide consolidated revenue for the quarter	$12,500
Worldwide operating income target for the quarter met	12,500
Worldwide subscriber target for the quarter met	12,500

Total maximum Performance Bonus per quarter	$37,500

The quarterly performance target for worldwide operating income, revenue and worldwide subscribers were not met for 2012 except certain targets for the fourth quarter. The quarterly Performance Bonus of $37,500 was guaranteed for the first and second quarters of 2012 under the terms of his employment agreement. Mr. Ceremony received Performance Bonuses totaling $87,500 during 2012. For 2012, Mr. Ceremony received 58% of the maximum Performance Bonus. The Company believes that targets set for worldwide revenue, worldwide operating income and worldwide subscribers align with the Company’s desire to continue to grow the business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Mr. Ceremony was eligible to receive quarterly Discretionary Bonus of up to $12,500 per quarter. The Discretionary Bonus is to be determined by the Chief Executive Officer in his sole and absolute discretion. In exercising such discretion, the Chief Executive Officer takes into consideration Mr. Ceremony’s individual performance. In evaluating Mr. Ceremony’s individual performance, the Chief Financial Officer considered factors such as Mr. Ceremony’s role as an advisor to the CEO on how to improve the Company’s financial performance, his initiatives to improve the Company’s management information systems, his leadership in the areas of corporate governance and business ethics, and the quality of his management of the Company’s relationships with the investment community. Mr. Ceremony received Discretionary Bonuses totaling $50,000 for 2012.
Pursuant to the terms of Mr. Holger Bartel’s employment agreement dated September 17, 2008 and effective October 1, 2008, Mr. Bartel was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for the first and second quarters of 2010 as his employment terminated on June 30, 2010 as further described in the 2011 Proxy Statement. Mr. Bartel does not have any Performance Bonus nor Discretionary Bonus pursuant to the terms of his employment agreement for Head of Strategy, which is effective October 1, 2011.

Pursuant to the terms of Ms. Tafoya’s employment agreement dated August 4, 2010 and effective July 1, 2010, Ms. Tafoya is eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus. Ms. Tafoya was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for each quarter during 2012.

The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
North America revenue target for the quarter met AND there are no more than two Significant Customers AND no Significant Customer accounts for 17% or more of North America consolidated revenue for the quarter	$30,000
North America operating income target for the quarter met	30,000
North America subscriber target for the quarter met	30,000

Total maximum Performance Bonus per quarter	$90,000

Certain quarterly targets for North America revenue were met for the third and fourth quarters of 2012. Ms. Tafoya received Performance Bonuses totaling $80,000 during 2012. For 2012, Ms. Tafoya received 22% of the maximum Performance Bonus. The Company believes that targets set for North America revenue, North America operating income and North America subscribers align with the Company’s desire to continue to grow the business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Ms. Tafoya is also eligible to receive a quarterly Discretionary Bonus of up to $30,000 per quarter. The Discretionary Bonus is to be determined by the Chief Executive Officer in his sole and absolute discretion. Ms. Tafoya was eligible to receive quarterly Discretionary Bonuses for each quarter of 2011. In exercising such discretion, the Chief Executive Officer takes into consideration Ms. Tafoya’s individual performance. In evaluating Ms. Tafoya’s individual performance during 2012, the Chief Executive Officer considered factors such as the quality of Mr. Tafoya’s strategic management to ensure the long-term success of the Company, the development of the Company’s leadership talent, the quality of the content of the Company’s publications, and the development of the Travelzoo brand. Ms. Tafoya received Discretionary Bonuses totaling $110,000 for 2012.
Pursuant to the terms of Mr. Webb’s employment agreement dated January 19, 2012 and effective February 27, 2012, Mr. Webb is eligible to receive a quarterly Performance Bonus, and a quarterly Discretionary Bonus. Mr. Webb was eligible to receive a quarterly Performance Bonus and a quarterly Discretionary Bonus for part of the first quarter, the second, third, and fourth quarters during 2012. Also under the terms of Mr. Webb's employment agreement, a sign on bonus of $20,000 was paid in the first quarter of 2012.
The quarterly Performance Bonus is calculated as follows:

Criteria	Quarterly Bonus Payment
Quarterly worldwide Local Deals revenue target met or exceeded, per the official operating budgets	$20,000
Quarterly worldwide Local Deals income target met or exceeded, per the official operating budgets, met or exceeded	20,000
Total maximum Performance Bonus per quarter	$40,000

The quarterly Performance Bonus were guaranteed for the first and second quarters of 2012. Mr. Webb received the first and second quarter Performance Bonuses as well as a sign on bonus, totaling $47,473 for 2012. For 2012 Mr. Webb received 36% of the maximum Performance Bonus. The Performance Bonuses for the first quarter of 2012 was pro-rated based upon Mr. Webb's start date. The Company believes that targets set for worldwide Local Deals revenue, and worldwide Local Deals income align with the Company’s desire to continue to grow Local Deals business. Since the individual targets are intended to be challenging, and since the separate targets related to different aspects of the Company’s performance, it is expected it will be difficult for all the targets to be achieved for any given year.
Mr. Webb was also eligible to receive a quarterly Discretionary Bonus of up to $20,000 per quarter. The Discretionary Bonus was to be determined by the Chief Executive Officer in his sole and absolute discretion. In exercising such discretion, the Chief Executive Officer takes into consideration Mr. Webb’s individual performance. In evaluating Mr. Webb’s individual performance during 2012, the Chief Executive Officer considered factors such as Mr. Webb’s leadership role in developing Local Deals worldwide, Mr. Webb’s strategic management to ensure the long-term success of the Company's Local Deals business, the development of the Company’s leadership talent. Mr. Webb received Discretionary Bonuses totaling $67,473 for 2012.
Mr. Webb was eligible to receive an Operating Income Share Performance Bonus in addition to the quarterly Performance Bonus, for meeting or exceeding given Local Deals worldwide operating income goals. The Operating Income Share Performance Bonus is subject to achievement of the quarterly Performance Bonus operating income budget and is calculated as 5% of any incremental improvement over the prior year average quarterly worldwide Local Deals operating income up to the current quarter operating income budget and 7.5% of any improvement over the current quarter operating budget, subject to an annual limit of $1.5 million. For 2012, Mr. Webb did not receive any Operating Income Share Performance Bonus as the criteria were not met.
Other Compensation-Related Matters
Stock Options. The Company grants certain executive officers stock options (which represent the right to purchase a specific number of shares of company common stock at a predetermined price, subject to vesting conditions), to align their incentives with the long-term interests of our stockholders, retain them for the long term, reward them for potential long-term contributions, and provide a total compensation opportunity commensurate with our performance.
Perquisites and Additional Benefits. The Company seeks to maintain an open and inclusive culture in its facilities and operations among executives and other Company employees. Accordingly, the Company does not provide executives with reserved parking spaces or separate dining or other facilities, nor does the Company have programs for providing personal-benefit perquisites to executives, such as club dues or defraying the cost of personal entertainment. Named executive officers and employees may seek reimbursement for business related expenses in accordance with our business expense reimbursement policy.

Employment Agreements. The Company has entered into employment agreements with the named executive officers, some of which contain severance and change of control provisions. The terms of such employment agreements are described in more detail below in Employment Agreements and Potential Payments Upon Termination or Change-in-Control. The Committee believes these agreements are appropriate for a number of reasons, including the following:

•	the agreements assist in attracting and retaining executives as we compete for talented employees in a marketplace where such agreements are commonly offered;

•	the change in control provisions require terminated executives to execute a release in order to receive severance benefits; and

•	the change in control and severance provisions help retain key personnel during rumored or actual acquisitions or similar corporate changes.
Compensation Committee Interlocks & Insider Participation

In 2012, Mr. Holger Bartel earned $577,272 in salary serving as an employee of the Company as Head of Strategy. Mr. Holger Bartel was a consultant of the Company from July 2010 to September 2011, and became employed by the Company as Head of Strategy on October 1, 2011. In these roles, he earned $472,500 in salary and consulting fees in 2011. The current members of our compensation committee are Mr. Ehrlich and Ms. Urso. In 2012, none of our executive officers served as a member of the compensation committee of another entity, or as a director of another entity, one of whose executive officers served on our compensation committee.

Compensation Committee Report
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Travelzoo specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The Company’s Compensation Committee has reviewed and discussed the CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in the proxy statement on Schedule 14A.

Compensation Committee

Kelly M. Urso (Chair)
David J. Ehrlich

Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)		Total ($)
Christopher Loughlin (3)	2012	562,000	17,500	(7)	—	—	(12)	46,327	(17)	625,827
Chief Executive Officer (effective July 1, 2010)	2011	556,500	43,500	(7)	—	40,000	(12)	46,555	(17)	686,555
	2010	435,608	20,000	(7)	—	379,912	(12)	61,886	(17)	897,406
Glen Ceremony (4)	2012	450,000	50,000	(8)	953,800	87,500	(13)	1,500	(18)	1,542,800
Chief Financial Officer (effective June 15, 2011)	2011	245,455	25,000	(8)	—	150,000	(13)	1,500	(18)	421,955

Holger Bartel (5)	2012	577,272	—		—	—		45,680	(19)	622,952
Head of Strategy (effective October 1, 2011), consultant and Chairman of the Board of Directors	2011	150,000	—		—	—		366,500	(19)	516,500
	2010	200,000	40,000	(9)	—	60,000	(14)	257,398	(19)	557,398
Shirley Tafoya	2012	542,000	110,000	(10)	953,800	80,000	(15)	3,869	(20)	1,689,669
President, North America	2011	536,500	120,000	(10)	—	270,000	(15)	1,500	(20)	928,000
	2010	522,906	200,000	(10)	—	150,000	(15)	3,869	(20)	876,775
Mark K. Webb (6)	2012	324,800	67,473	(11)	—	47,473	(16)	—		439,746
President Local Deals (Effective February 27, 2012)

Notes:

(1)
Under SEC rules, the values reported reflect the aggregate grant date fair value of grants of stock options to each of the listed officers in the years shown. We calculate the grant date fair value of stock options using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 6 to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K filed on February 11, 2013.

(2)	The amounts reflected in this column reflect the performance-based cash awards paid to the named executives pursuant to certain employment agreements, as discussed in the CD&A above.

(3)
Mr. Loughlin became the Chief Executive Officer on July 1, 2010. From January 1, 2010 to June 30, 2010, Mr. Loughlin served as Executive Vice President, Europe. Mr. Loughlin’s compensation from January 1, 2010 to June 30, 2010 is denominated in British pounds and was translated into U.S. dollars using the average 2010 daily exchange rates of £1 = $1.54431 as published on oanda.com.

(4)	Mr. Ceremony became the Chief Financial Officer on June 15, 2011.

(5)
Mr. Bartel served as Chief Executive Officer from October 1, 2008 to June 30, 2010. From July 1, 2010 to September 30, 2011, Mr. Bartel served as a consultant to the Company under the terms of an independent contractor agreement. Starting October 1, 2011, Mr. Bartel has been employed as Head of Strategy.

(6)	Mr. Webb became the President Local Deals on February 27, 2012.

(7)	For 2012, 2011 and 2010, amount consists of discretionary bonuses earned per the terms of Mr. Loughlin’s employment agreement.

(8)	For 2012, amount consists of $50,000 discretionary bonuses earned per the terms of Mr. Ceremony’s employment agreement. For 2011, amount consists of $25,000 discretionary bonuses earned per the terms of Mr. Ceremony’s employment agreement.

(9)
Amount consists of discretionary bonuses earned per the terms of Mr. Holger Bartel’s employment agreement dated September 17, 2008 and effective October 1, 2008, as further described in the 2011 Proxy Statement.

(10)
For 2012, amount consists $110,000 of discretionary bonuses earned per the terms of Ms. Tafoya’s employment agreement. For 2011, amount consists of $120,000 of discretionary bonuses earned per the terms of Ms. Tafoya’s employment agreement. For 2010, amount consists of $200,000 of discretionary bonuses earned per the terms of Ms. Tafoya’s employment agreement.

(11)	For 2012, amount consists of $67,473 of discretionary bonuses earned per the terms of Mr. Webb’s employment agreement.

(12)	Amount represents quarterly performance bonuses earned per the terms of Mr. Loughlin’s employment agreement.

(13)	Amount represents quarterly performance bonuses earned per the terms of Mr. Ceremony’s employment agreement.

(14)	Amount represents quarterly performance bonuses earned per the terms of Mr. Holger Bartel’s employment agreement.

(15)	Amount represents quarterly performance bonuses earned per the terms of Ms. Tafyoa’s employment agreement.

(16)	Amount represents quarterly performance bonuses earned per the terms of Mr. Webb’s employment agreement and includes a $20,000 sign on bonus.

(17)
For 2012, amount consists of housing allowance of $46,327 and $1,500 of the Company’s matching contribution under the Company’s 401(k) Plan. For 2011, amount consists of housing allowance of $45,055 and $1,500 of the Company’s matching contribution under the Company’s 401(k) Plan. For 2010, amount consists of the Company’s contribution of $11,243 to the Company’s UK Employee Pension Contribution Plan, $7,852 for premiums paid for private health insurance for Mr. Loughlin and his family, and housing allowance of $33,232, and $9,559 for relocation assistance.

(18)	For 2012 and 2011, amount consists of the Company’s matching contribution of $1,500 under the Company’s 401(k) Plan.

(19)
For 2012, amount consists of $45,680 in director fees for 2012. For 2011, amount consists of $322,500 in fees paid to Mr. Bartel pursuant to the terms of his consulting agreement for the period from January 1, 2011 to September 30, 2011 and $44,000 in director fees for 2011. For 2010 amount consists of $217,500 in fees paid to Mr. Bartel pursuant to the terms of his consulting agreement for the period from July 1, 2010 to December 31, 2010, $18,360 in director fees for the period from July 1, 2010 to December 31, 2010 and $21,538 for the pay-out of accrued vacation.

(20)
For 2012, 2011 and 2010, amount consists of the Company’s matching contribution of $1,500 under the Company’s 401(k) Plan. In addition, for 2012 and 2010, amount includes $2,369 in bonus payments made to eligible employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the heading “Equity Compensation Plan Information” of Item 12 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 11, 2013, which is being amended hereby, is incorporated herein by reference.
Security Ownership of Certain Beneficial Owners and Management
The following table shows the amount of our common stock beneficially owned as of April 29, 2013 by (a) each director, (b) each named executive officer, (c) all executive officers and directors as a group, and (d) each person known by the Company, as of December 31, 2012, to beneficially own more than 5% of the outstanding shares of common stock of the Company. In general, shares “beneficially owned” include those shares a person has or shares the power to vote, or the power to dispose of.

	Beneficial Ownership
Beneficial Owner	Number of Shares(1)	Percent of Total(2)
Directors and Named Executive Officers
Holger Bartel	200,000	1.3%
Ralph Bartel(3)	7,230,538	47.1%
David J. Ehrlich	—	—
Glen Ceremony	—	—
Christopher Loughlin	—	—
Donovan Neale-May	—	—
Shirley Tafoya	—	—
Kelly M. Urso	525	*
Mark K. Webb	500	*
Directors and executive officers as a group (8 persons)	7,431,563	48.4%
Persons Owning More Than 5% of Common Stock

*	Less than 1%

(1)	Except as otherwise indicated and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all their shares of common stock.

(2)
For each person and group indicated in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 15,361,873 shares of common stock outstanding as of April 29, 2013, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after April 29, 2013.

(3)	Ralph Bartel indirectly holds 100% of Azzurro Capital Inc., which is the holder of 7,230,538 shares, through the Ralph Bartel 2005 Trust.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers and the beneficial holders of more than 10% of the Company’s common stock are required to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers and beneficial holders of more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such forms furnished to the Company or written representations from reporting persons, during fiscal 2012, all Section 16(a) filing requirements were satisfied on a timely basis, except the Form 3 for Mr. Mark Webb as President, Local Deals hired on February 27, 2012 as the Company has now determined that Mr. Webb should be considered a Section 16 executive officer. Mr. Webb did not purchase or sell the Company's stock during fiscal year 2012.
Code of Ethics
We have adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer, who also serves as our principal accounting officer. This code of ethics is posted on our website located at corporate.travelzoo.com/governance. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the location specified above. A copy of the code of ethics is also available in print to stockholders and interested parties without charge upon written request delivered to our Corporate Secretary at Travelzoo Inc., 590 Madison Avenue, 37th Floor, New York, NY 10022.

Grants of Plan-Based Awards in 2012
The following table sets forth certain information with respect to non-equity incentive plan awards granted to each of our named executive officers during the fiscal year ended December 31, 2012.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)
Christopher Loughlin (1)	—	240,000
Glen Ceremony (2)	—	150,000
Shirley Tafoya (3)	—	360,000
Mark Webb (4)	—	133,333

(1)
Amount represents the potential quarterly Performance Bonus payments under the terms of Mr. Loughlin’s employment agreement. The measurements for determining the Performance Bonus and annual payouts are described in the CD&A.

(2)
Amount represents the potential quarterly Performance Bonus payments under the terms of Mr. Ceremony’s employment agreement for 2012. The business measurements and performance goals for determining the Performance Bonus payout are described in the CD&A.

(3)
Amount represents the potential quarterly Performance Bonus payments under the terms of Ms. Tafoya’s employment agreement for 2012. The business measurements and performance goals for determining the Performance Bonus payout are described in the CD&A.

(4)
Amount represents the potential quarterly Performance Bonus payments under the terms of Mr. Webb’s employment agreement for 2012. The business measurements and performance goals for determining the Performance Bonus payout are described in the CD&A.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Christopher Loughlin	150,000	150,000	(1)	14.97	11/18/2019
Glen Ceremony(3)	12,500	37,500	(2)	28.98	1/23/2022
Shirley Tafoya(4)	12,500	37,500	(2)	28.98	1/23/2022

(1)	The options are exercisable in increments of 25% from and after July 1 of each year from 2011 through 2014, as long as Mr. Loughlin’s employment remains in effect at such dates.

(2)	The options are exercisable in increments of 25% from and after January 23 of each year from 2013 through 2016, as long as Mr. Ceremony’s and Ms. Tafoya's employment remains in effect at such dates.
Option Exercises and Stock Vested
For the year ended December 31, 2012, there were no options exercised by any of our named executive officers.
For the year ended December 31, 2012, 150,000 shares of Mr. Loughlin's stock options were vested; 12,500 shares of Mr. Ceremony's stock options were vested; and 12,500 shares of Ms. Tafoya's stock options were vested.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control
The Company has employment agreements with its named executive officers and certain other employees. The employment agreements as of December 31, 2012 with the Company’s named executive officers are described below.
Mr. Loughlin entered into an employment agreement with the Company on November 18, 2009, pursuant to which he became the Company’s Chief Executive Officer on July 1, 2010. The agreement has a four-year term. The Company may terminate the agreement, with or without cause, upon written notice to Mr. Loughlin. However, if Mr. Loughlin’s employment is terminated at any time without cause or if Mr. Loughlin’s employment is terminated at any time due to a change of control (as defined in the agreement) or if he is not offered a position of comparable pay and responsibilities in the same geographic area in which he worked immediately prior to a change of control, Mr. Loughlin will be entitled to receive his base salary and medical benefits for a twelve month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Loughlin was terminated by the Company as of December 31, 2012 without cause, Mr. Loughlin would have been entitled to receive $562,000 and the Company would incur additional expenses for medical benefits of approximately $19,375.
Mr. Loughlin is paid a base salary and is eligible to certain annual and quarterly bonuses. In connection with the agreement, on November 18, 2009 the Company granted Mr. Loughlin options to purchase 300,000 shares of the Company’s common stock. The Company provided relocation assistance and is providing a housing allowance to Mr. Loughlin in connection with his move from London to New York City. Mr. Loughlin is also entitled to participate in or receive such benefits under the Company’s employee benefit plans and policies and such other benefits which may be in effect from time to time and as are provided to similarly situated employees of the Company.
Mr. Loughlin agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Loughlin agreed not to, directly or indirectly, perform services for, or engage in, any business competitive with the Company or solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.

Mr. Ceremony entered into an employment agreement with the Company on June 15, 2011. Pursuant to the terms of the agreement, Mr. Ceremony is an at-will employee and the Company or Mr. Ceremony may terminate the agreement, with or without cause, with or without notice. However, if Mr. Ceremony’s employment is terminated at any time without cause, Mr. Ceremony will be entitled to receive his base salary for a six month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Ceremony was terminated by the Company as of December 31, 2012 without cause, Mr. Ceremony would have been entitled to receive $225,000. If Mr. Ceremony’s employment is terminated at any time due to a change of control (as defined in the agreement) or if he is not offered a position of comparable pay and responsibilities in the same geographic area in which he worked immediately prior to a change of control, Mr. Ceremony will be entitled to receive his base salary and medical benefits for a six month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Ceremony was terminated by the Company as of December 31, 2012 following a change of control of the Company, Mr. Ceremony would have been entitled to receive $225,000 and the Company would incur additional expenses for medical benefits of approximately $8,047.
Mr. Ceremony agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Ceremony agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.
Mr. Holger Bartel entered into an employment agreement with the Company on October 1, 2011. Pursuant to the terms of the agreement, Mr. Bartel is an at-will employee and the Company or Mr. Bartel may terminate the agreement, with or without cause upon six weeks prior written notice.
Mr. Holger Bartel agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Bartel agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.
Ms. Tafoya entered into an employment agreement with the Company on August 4, 2010. Pursuant to the terms of the agreement, Ms. Tafoya is an at-will employee and the Company or Ms. Tafoya may terminate the agreement, with or without cause, with or without notice. However, if Ms. Tafoya’s employment is terminated at any time without cause, Ms. Tafoya will be entitled to receive her base salary for a twelve month period in exchange for executing a general release of claims as to the Company. Assuming that Ms. Tafoya was terminated by the Company as of December 31, 2012 without cause, Ms. Tafoya would have been entitled to receive $542,000. If Ms. Tafoya’s employment is terminated at any time due to a change of control (as defined in the agreement) or if she is not offered a position of comparable pay and responsibilities in the same geographic area in which she worked immediately prior to a change of control, Ms. Tafoya will be entitled to receive her base salary and medical benefits for a twelve month period in exchange for executing a general release of claims as to the Company. Assuming that Ms. Tafoya was terminated by the Company as of December 31, 2012 following a change of control of the Company, Ms. Tafoya would have been entitled to receive $542,000 and the Company would incur additional expenses for medical benefits of approximately $19,350.
Ms. Tafoya agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of her employment and to assign all of her interest in any and all such discoveries and work product to the Company. Furthermore, Ms. Tafoya agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of her employment and for a period of one year thereafter.
Mr. Webb entered into an employment agreement with the Company on January 26, 2012 as amended on May 22, 2012. Pursuant to the terms of the agreement, Mr. Webb is an at-will employee and the Company or Mr. Webb may terminate the agreement, with or without cause upon six weeks, prior written notice. However, if Mr. Webb’s employment is terminated at any time without cause, Mr. Webb will be entitled to receive his base salary for a six month period in exchange for executing a general release of claims as to the Company. Assuming that Mr. Webb was terminated by the Company as of December 31, 2012 without cause, Mr. Webb would have been entitled to receive $162,400. If Mr. Webb’s employment is terminated at any time due to a change of control (as defined in the agreement) or if he is not offered a position of comparable pay and responsibilities in the same geographic area in which he worked immediately prior to a change of control, Mr. Webb will be entitled to receive his base salary and medical benefits for a six month period and pro rata performance bonus in exchange for executing a general release of claims as to the Company. Assuming that Mr. Webb was terminated by the Company as of December 31, 2012 following a change of control of the Company, Mr. Webb would have been entitled to receive $202,400 and the Company would incur additional expenses for medical benefits of approximately $5,598.
Mr. Webb agreed that the Company will own any discoveries and work product (as defined in the agreement) made during the term of his employment and to assign all of his interest in any and all such discoveries and work product to the Company. Furthermore, Mr. Webb agreed to not, directly or indirectly, solicit the Company’s customers or employees during the term of his employment and for a period of one year thereafter.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
The Company maintains policies and procedures to ensure that our directors, executive officers and employees avoid conflicts of interest. Our Chief Executive Officer and Chief Financial Officer are subject to our Code of Ethics and each signs the policy to ensure compliance. Our Code of Ethics requires our leadership to act with honesty and integrity, and to fully disclose to the Audit Committee any material transaction that reasonably could be expected to give rise to an actual or apparent conflict of interest. The Code of Ethics requires that our leadership obtain the prior written approval of the Audit Committee before proceeding with or engaging in any conflict of interest.
Our Audit Committee, with the assistance of legal counsel, reviews all related party transactions involving the Company and any of the Company’s principal shareholders or members of our board of directors or senior management or any immediate family member of any of the foregoing. A general statement of this policy is set forth in our audit committee charter, which was attached as Appendix A to our proxy statement for the 2008 Annual Meeting of Stockholders which has been filed with the SEC. However, the Audit Committee does not have detailed written policies and procedures for reviewing related party transactions. Rather, all facts and circumstances surrounding each related party transaction may be considered. If the Audit Committee determines that any such related party transaction creates a conflict of interest situation or would require disclosure under Item 404 of Regulation S-K, as promulgated by the SEC, the transaction must be approved by the Audit Committee prior to the Company entering into such transaction or ratified thereafter. The chair of the Audit Committee is delegated the authority to approve such transactions on behalf of the full committee, provided that such approval is thereafter reviewed by the committee. Transactions or relationships previously approved by the Audit Committee or in existence prior to the formation of the committee do not require approval or ratification.

Item 14.  Principal Accountant Fees and Services
Independent Public Accountants
KPMG LLP (“KPMG”) served as Travelzoo’s independent registered public accounting firm for our 2012 fiscal year. KPMG representatives are not expected to be present at the Annual Meeting or to make a formal statement. Consequently, representatives of KPMG will not be available to respond to questions at the meeting.
The Audit Committee has not yet selected our independent registered public accounting firm for our 2013 fiscal year. The Audit Committee annually reviews the performance of our independent registered public accounting firm and the fees charged for their services. This review has not yet been completed. Based upon the results of this review, the Audit Committee will determine which independent registered public accounting firm to engage to perform our annual audit. Stockholder approval of our accounting firm is not required by our bylaws or otherwise required to be submitted to the stockholders.

Principal Accountant Fees and Services
During fiscal year 2012 and 2011, KPMG charged fees for services rendered to Travelzoo as follows:

Service	2012 Fees	2011 Fees
Audit fees(1)	$909,798	$851,693
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$909,798	$851,693

(1)
Audit fees consisted of fees for professional services rendered for the annual audit of Company’s consolidated financial statements and review of the interim consolidated financial statements included in the quarterly reports and audit services rendered in connection with other statutory or regulatory filings.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2012 and 2011, all services provided by KPMG were pre-approved by the Audit Committee in accordance with this policy.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as a part of this Amendment.
1. Financial statements.
The following documents were previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 11, 2013, which is being amended hereby.

•	Financial Statements and Supplementary Data.

•	Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Consolidated Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Equity as of December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 11, 2013, which is being amended hereby.
3. Exhibit Listing.
The Exhibit Index, which follows the signature page to this Amendment and is hereby incorporated by reference, sets forth a list of those exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELZOO INC.

By:	/s/ GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
Date: April 29, 2013
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

Signatures	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board of Directors	April 29, 2013
Holger Bartel

/s/ CHRISTOPHER LOUGHLIN	Chief Executive Officer	April 29, 2013
Christopher Loughlin

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	April 29, 2013
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	April 29, 2013
Ralph Bartel

/s/ DAVID J. EHRLICH	Director	April 29, 2013
David J. Ehrlich

/s/ DONOVAN NEALE-MAY	Director	April 29, 2013
Donovan Neale-May

/s/ KELLY M. URSO	Director	April 29, 2013
Kelly M. Urso

EXHIBIT INDEX

Exhibit Number		Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)

10.3	—
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

10.9*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Glen Ceremony dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.10*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Shirley Tafoya dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.11*	—	Employment Agreement, dated August 4, 2011 between Shirley Tafoya and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2010)

10.12*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo Inc. Form 8-K (File No. 000-50171), filed May 20, 2011)

10.13*	—	Employment Agreement, dated October 1, 2011 between Holger Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed October 28, 2011)

10.14*	—	Employment Agreement, dated May 22, 2012 between Mark K.Webb and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-K/A (File No. 000-50171), filed April 30, 2013)

21.1‡	—	Subsidiaries of Travelzoo Inc.

23.1‡	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith