Form 10-Q
period 2013-06-30
TRAVELZOO INC
filed 2013-07-25
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of July 25, 2013 was 15,361,873 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$73,381	$61,169
Accounts receivable, less allowance for doubtful accounts of $503 and $498 as of June 30, 2013 and December 31, 2012, respectively	15,463	13,626
Income tax receivable	3,191	6,682
Deposits	473	389
Prepaid expenses and other current assets	3,400	2,260
Deferred tax assets	2,214	2,194
Total current assets	98,122	86,320
Deposits, less current portion	943	1,107
Deferred tax assets, less current portion	1,271	1,710
Restricted cash	3,517	3,396
Property and equipment, net	5,811	4,314
Intangible assets, net	655	986
Total assets	$110,319	$97,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,962	$28,695
Accrued expenses	13,200	11,993
Deferred revenue	1,828	2,698
Income tax payable	1,022	—
Deferred rent	262	280
Total current liabilities	45,274	43,666
Long-term tax liabilities	10,239	10,030
Deferred rent, less current portion	1,437	798
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued and 15,362 shares outstanding as of June 30, 2013 and December 31, 2012)	163	163
Treasury stock (at cost, 438 shares at June 30, 2013 and December 31, 2012)	(7,898)	(7,898)
Additional paid-in capital	9,476	8,863
Retained earnings	53,743	42,948
Accumulated other comprehensive loss	(2,115)	(737)
Total stockholders’ equity	53,369	43,339
Total liabilities and stockholders’ equity	$110,319	$97,833

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$41,327	$39,360	$83,504	$78,693
Cost of revenues	4,425	3,630	8,411	7,683
Gross profit	36,902	35,730	75,093	71,010
Operating expenses:
Sales and marketing	19,457	16,061	39,115	32,326
General and administrative	9,651	9,303	20,149	18,747
Unexchanged promotional merger shares	—	—	—	3,000
Total operating expenses	29,108	25,364	59,264	54,073
Income from operations	7,794	10,366	15,829	16,937
Other income	112	(16)	144	83
Income before income taxes	7,906	10,350	15,973	17,020
Income taxes	2,706	3,090	5,178	6,012
Net income	$5,200	$7,260	$10,795	$11,008
Basic net income per share	$0.34	$0.45	$0.70	$0.69
Diluted net income per share	$0.34	$0.45	$0.70	$0.69
Shares used in computing basic net income per share	15,362	15,962	15,362	15,962
Shares used in computing diluted net income per share	15,457	16,006	15,427	16,012

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$5,200	$7,260	$10,795	$11,008
Other comprehensive income:
Foreign currency translation adjustment	(163)	(569)	(1,379)	(62)
Total comprehensive income	$5,037	$6,691	$9,416	$10,946

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,795	$11,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,476	1,225
Deferred income tax	400	—
Stock-based compensation	613	593
Provision for losses on accounts receivable	50	199
Net foreign currency effect	112	40
Changes in operating assets and liabilities:
Accounts receivable	(2,127)	(2,122)
Deposits	20	(364)
Income tax receivable	3,593	1,130
Prepaid expenses and other current assets	(1,032)	(79)
Accounts payable	845	508
Accrued expenses	1,221	5,302
Deferred revenue	(847)	(60)
Deferred rent	111	(34)
Income tax payable	1,038	(283)
Other non-current liabilities	210	(224)
Net cash provided by operating activities	16,478	16,839
Cash flows from investing activities:
Purchases of property and equipment	(2,109)	(1,272)
Purchases of restricted cash	(263)	—
Net cash used in investing activities	(2,372)	(1,272)
Cash flows from financing activities:
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(1,894)	(150)
Net increase in cash and cash equivalents	12,212	15,417
Cash and cash equivalents at beginning of period	61,169	38,744
Cash and cash equivalents at end of period	$73,381	$54,161
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$20	$5,391

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, we operate Local Deals and Getaways, services that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website. We receive a percentage of the face value of the voucher from the local businesses.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company and who was the Company's Chairman through June 2010, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (Azzurro). As of June 30, 2013, Azzurro is the Company's largest stockholder, holding approximately 47.1% of the Company's outstanding shares.
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
The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2013, there were 15,361,873 shares of common stock outstanding.
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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the United States (U.S.). The auditing firm representing these states in the reviews has presented to the Company preliminary findings which relate primarily to the unexchanged promotional merger shares that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June, 2013, the cost to the Company would be approximately $27.2 million in excess of the amount accrued, plus any interest or penalty which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.

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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $8,000 and $14,000 for these cash payments for the three and six months ended June 30, 2013.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic net income per share:
Net income	$5,200	$7,260	$10,795	$11,008
Weighted average common shares	15,362	15,962	15,362	15,962
Basic net income per share	$0.34	$0.45	$0.70	$0.69
Diluted net income per share:
Net income	$5,200	$7,260	$10,795	$11,008
Weighted average common shares	15,362	15,962	15,362	15,962
Effect of dilutive securities: stock options	95	44	65	50
Diluted weighted average common shares	15,457	16,006	15,427	16,012
Diluted net income per share	$0.34	$0.45	$0.70	$0.69

For the three and six months ended June 30, 2013 and 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
At June 30, 2013, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $2.6 million deposit with our bank in the U.K. for our merchant account. Cash equivalents consist of highly liquid investments with remaining maturities of 3 months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as Level 1.

The fair value of these financial assets was determined using the following inputs at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2013
Money market funds	$16,211	$16,211	$—	$—
Total	$16,211	$16,211	$—	$—
Balance at December 31, 2012
Money market funds	$13,866	$13,866	$—	$—
Total	$13,866	$13,866	$—	$—

At June 30, 2013, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no changes in Level 1, Level 2 and Level 3 and no changes in valuation techniques for these assets or liabilities for the period ended June 30, 2013.

Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Internet domain names and technology	$2,768	$2,805
Accumulated amortization	(2,113)	(1,819)
Total	$655	$986

Intangible assets have a useful life of 3 to 5 years. For the three months ended June 30, 2013 and 2012, amortization expense was $141,000 and $88,000, respectively. For the six months ended June 30, 2013 and 2012, amortization expense was $298,000 and $176,000, respectively.
Future expected amortization expense related to intangible assets at June 30, 2013 is as follows (in thousands):

Remainder of 2013	$284
2014	217
2015	154
Total	$655

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
In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that seek to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. These derivative actions were consolidated and on January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserts a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as Azzurro Capital, Inc. The derivative action makes allegations regarding the Company’s Getaways business and asserts that certain officers and directors sold stock while in possession of materially adverse non-public information. On March 29, 2013, the U.S. District Court for the Southern District of New York issued an order providing the plaintiffs with thirty days to decide whether they will file an amended Verified Consolidated Shareholder Derivative Complaint substituting or adding a shareholder plaintiff in the action. On May 6, 2013, the parties entered into a stipulation to dismiss the action and on May 7, 2013, the Court dismissed the action without prejudice. Since derivative claims are an attempt by a plaintiff shareholder to assert claims on behalf of the Company, we do not anticipate any potential loss to the Company from these actions.
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
On September 28, 2012, Metasearch Systems, LLC filed a lawsuit in the U.S. District Court for the Eastern District of Delaware against Travelzoo Inc. d/b/a Fly.com alleging infringement of several U.S. patents. Metasearch Systems alleges that the trip-planning metasearch service available on Fly.com infringes one or more claims of the asserted patents. During September 2012, Metasearch Systems filed similar lawsuits against several of Travelzoo's competitors including Expedia, Inc., Orbitz Worldwide, Inc., Travelocity.com, LP, Priceline.com, Inc., Yahoo! Inc., American Express Company, KAYAK Software Corp., and BookIt.com. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suit vigorously.
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

As discussed in Note 1 above, since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June, 2013, the cost to the Company would be approximately $27.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $8,000 and $14,000 for these cash payments for the three and six months ended June 30, 2013, respectively. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2013 and January 1, 2024. The future minimum lease payments under these operating leases as of June 30, 2013 total $19.5 million. The future lease payments consist of $2,748,000 due in 2013, $3,407,000 due in 2014, $3,004,000 due in 2015, $2,547,000 due in 2016, $2,175,000 due in 2017, and $5,662,000 thereafter.
Local Deals and Getaways merchant payable included in accounts payable was $22.4 million and $23.4 million, as of June 30, 2013 and December 31, 2012, respectively.

Note 6: Stock-Based Compensation
In November 2009, the Company granted employee options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of June 30, 2013, 150,000 of these options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2013 and 2012 related to this 300,000 option grant was $187,000 for each period. Total stock-based compensation for the six months ended June 30, 2013 and 2012 related to this 300,000 option grant was $375,000 for each period. As of June 30, 2013, there was approximately $750,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.0 year.
In January 2012, the Company granted employee options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of June 30, 2013, 25,000 of these options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2013 and 2012 related to this 100,000 option grant was $119,000 for each period. Total stock-based compensation for the six months ended June 30, 2013 and 2012 related to this 100,000 option grant was $238,000 and $219,000, respectively. As of June 30, 2013, there was approximately $1.2 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.6 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.

Note 7: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the six months ended June 30, 2013, the Company’s effective tax rate was 32%. For the six months ended June 30, 2012, the Company’s effective tax rate was 35%, treating the $3.0 million expense for unexchanged promotional merger shares as having no recognizable tax benefits, which increased the Company's effective tax rate by 5%.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of June 30, 2013 are approximately $2.4 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2013, the Company had approximately $9.4 million in total unrecognized tax benefits. Unrecognized tax benefits of approximately $8.0 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2013 and December 31, 2012, the Company had approximately $874,000 and $664,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal and state taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2008 and is subject to California tax examinations for years after 2004. The Company's 2009 and 2010 federal income returns are currently under examination, including the impact of the sale of Asia Pacific business segment in 2009.

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
The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

Three Months Ended June 30, 2013	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$30,249	$11,078	$—	$41,327
Intersegment revenues	331	222	(553)	—
Total net revenues	30,580	11,300	(553)	41,327
Operating income	$5,899	$1,895	$—	$7,794

Three Months Ended June 30, 2012	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$28,712	$10,648	$—	$39,360
Intersegment revenues	205	21	(226)	—
Total net revenues	28,917	10,669	(226)	39,360
Operating income	$7,831	$2,535	$—	$10,366

Six Months Ended June 30, 2013	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$60,160	$23,344	$—	$83,504
Intersegment revenues	575	330	(905)	—
Total net revenues	60,735	23,674	(905)	83,504
Operating income	$11,382	$4,447	$—	$15,829

Six Months Ended June 30, 2012	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$57,268	$21,425	$—	$78,693
Intersegment revenues	470	31	(501)	—
Total net revenues	57,738	21,456	(501)	78,693
Operating income	$14,972	$4,965	$(3,000)	$16,937

(a)	Amount represents a charge related to unexchanged promotional merger shares of $3.0 million for the six months ended June 30, 2012.

As of June 30, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$4,550	$1,916	$—	$6,466
Total assets	$103,873	$37,429	$(30,983)	$110,319

As of December 31, 2012	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,389	$1,911	$—	$5,300
Total assets	$92,139	$36,595	$(30,901)	$97,833
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three and six months ended June 30, 2013 and 2012, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2013 and December 31, 2012, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by type and segment for the three and six months ended June 30, 2013 and 2012. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).
.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America
Travel	$16,463	$14,591	$33,953	$30,137
Search	5,980	5,985	11,683	11,990
Local	7,806	8,136	14,524	15,141
Total North America revenues	$30,249	$28,712	$60,160	$57,268
Europe
Travel	$8,182	$7,543	$17,474	$14,936
Search	840	1,012	1,710	2,302
Local	2,056	2,093	4,160	4,187
Total Europe revenues	$11,078	$10,648	$23,344	$21,425
Consolidated
Travel	$24,645	$22,134	$51,427	$45,073
Search	6,820	6,997	13,393	14,292
Local	9,862	10,229	18,684	19,328
Total revenues	$41,327	$39,360	$83,504	$78,693

Note 9: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company and who was the Company's Chairman through June 2010, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (Azzurro). As of June 30, 2013, Azzurro is the Company's largest stockholder, holding approximately 47.1% of the Company's outstanding shares.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $796,000 and $355,000 as of June 30, 2013 and December 31, 2012, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $796,000 and $355,000 are part of prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 10: Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income (in thousands) for the three and six months ended June 30, 2013 and for the three and six months ended June 30, 2012:

	Foreign Currency Translation	Total
Three Months Ended June 30, 2013
Beginning balance	$(1,954)	$(1,954)
Other comprehensive income before reclassifications	(161)	(161)
Amounts reclassified from accumulated other comprehensive income		—
Net current period other comprehensive income	(161)	(161)
Ending balance	$(2,115)	$(2,115)

Six Months Ended June 30, 2013
Beginning balance	$(737)	$(737)
Other comprehensive income before reclassifications	(1,378)	(1,378)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	(1,378)	(1,378)
Ending balance	$(2,115)	$(2,115)

	Foreign Currency Translation	Total
Three Months Ended June 30, 2012
Beginning balance	$(915)	$(915)
Other comprehensive income before reclassifications	(569)	(569)
Amounts reclassified from accumulated other comprehensive income		—
Net current period other comprehensive income	(569)	(569)
Ending balance	$(1,484)	$(1,484)

Six Months Ended June 30, 2012
Beginning balance	$(1,422)	$(1,422)
Other comprehensive income before reclassifications	(62)	(62)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	(62)	(62)
Ending balance	$(1,484)	$(1,484)

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, we operate Local Deals and Getaways, services that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants through the Travelzoo website. We receive a percentage of the face value of the voucher from the local businesses.
On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences, channels and offers.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Harrah's Entertainment, Expedia, Fairmont Hotels and Resorts, Hilton Hotels, Interstate Hotels & Resorts, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, and Virgin Atlantic.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended June 30, 2013, European operations were 27% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.
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

How We Generate Revenue
Our revenues are advertising revenues, consisting primarily of listing fees paid by travel companies, entertainment companies and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaways advertisers are typically for twelve months and are not automatically renewed. We have three separate groups of our advertising products: Travel, Search and Local.

Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Travelzoo Network, as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising and upon the sale of the vouchers or other items sold.
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
Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative health of the economy, competition and the introduction of new methods of advertising. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitive companies impacted our ability to sell our existing advertising products, the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, the willingness of certain competitors to grow their business unprofitably and the economic uncertainty in Europe impacted advertisers' willingness to purchase our advertising. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular, with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers. Since the introduction of Local Deals in 2010 and Getaways in 2011, we have seen a decline in the number of average vouchers sold per deal.
Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience to reach with our advertising publications. We monitor the subscribers to our websites to assess our efforts to maintain and grow our audience reach. We obtain additional subscribers and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. Recently, we have seen a shift in the audience to accessing our services through mobile devices and social media. We are starting to address this growing channel of our audience through development of our mobile applications and through marketing on social media channels. However, we will have to keep pace with technological change and trend to further address this shift in the audience behavior.

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
We expect declines in our Local and Travel revenues for the three months ending September 30, 2013 compared to the three months ended June 30, 2013 due to seasonality.
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. Our cost of revenues will increase if the face value of vouchers that we sell for Local Deals and Getaways increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, customer service costs related to vouchers sold and subscriber refunds on vouchers sold. We expect fluctuations of cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, we expect our strategy to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations of sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in subscribers and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in subscribers and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our subscribers and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in legal and professional fees due primarily to our defense of legal proceedings and claims and compliance efforts. In addition, we expect to incur additional costs related to the development of our hotel booking platform capabilities, which we are developing in part to address the shift to mobile devices, compared to the three months ended September 30, 2012, resulting in a charge of approximately $0.05 of diluted earnings per share during the three months ending September 30, 2013.

We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, including the valuation allowance on our European loss carryforwards, audits of prior years’ tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books, such as the disposition of our Asia Pacific business segment in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
The key elements of our growth strategy include building strong brand awareness, increasing reach, maintaining a high-quality user base, increasing the number of advertisers, providing advertisers with excellent service and replicating our business model in foreign markets, as well as developing new products that keep pace with changes in consumer preferences and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue, such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. Recently, we bought an online hotel booking platform to assist in our development of a product to better serve hotels and to facilitate a hotel commission-based offering. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
We believe that we can sell more advertising if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe that the market for advertising continues to shift from offline to online. We do not know if we will be able to maintain or increase our market share. We do not know if we will be able to increase the number of our advertisers in the future. We do not know if we will have market acceptance of our new products or whether the market will continue to accept our existing products.

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	10.7	9.2	10.1	9.8
Gross profit	89.3	90.8	89.9	90.2
Operating expenses:
Sales and marketing	47.1	40.8	46.9	41.1
General and administrative	23.4	23.6	24.1	23.8
Unexchanged promotional merger shares	—	—	—	3.8
Total operating expenses	70.5	64.4	71.0	68.7
Income from operations	18.8	26.4	18.9	21.5
Other income and expenses, net	0.3	(0.1)	0.2	0.1
Income before income taxes	19.1	26.3	19.1	21.6
Income taxes	6.5	7.9	6.2	7.6
Net income	12.6%	18.4%	12.9%	14.0%

Operating Metrics
The following table sets forth operating metrics in North America and Europe for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
North America
Total Subscribers	16,411,000	15,944,000
Average cost per acquisition of a new subscriber	$1.11	$1.02
Revenue per employee (2)	$426,000	$497,000
Revenue per subscriber (3)	$7.52	$7.25
Europe
Total Subscribers	6,628,000	6,123,000
Average cost per acquisition of a new subscriber	$1.83	$1.95
Revenue per employee (2)	$277,000	$296,000
Revenue per subscriber (3)	$6.96	$7.12
Consolidated
Total Subscribers (1)	23,039,000	22,068,000
Average cost per acquisition of a new subscriber	$1.33	$1.05
Revenue per employee (2)	$372,000	$420,000
Revenue per subscriber (3)	$7.36	$7.22

(1)
In Asia Pacific, the Travelzoo brand and technology is operated by Travelzoo (Asia) Limited. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. These total subscriber amounts exclude Asia Pacific subscribers of 3,700,000 and 3,400,000 for the three months ended June 30, 2013 and 2012, respectively.

(2)	Annualized revenue divided by number of employees at the end of the quarter.

(3)	Annualized revenue divided by number of subscribers at the beginning of the year.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by type and segment for the three and six months ended June 30, 2013 and 2012. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America
Travel	$16,463	$14,591	$33,953	$30,137
Search	5,980	5,985	11,683	11,990
Local	7,806	8,136	14,524	15,141
Total North America revenues	$30,249	$28,712	$60,160	$57,268
Europe
Travel	$8,182	$7,543	$17,474	$14,936
Search	840	1,012	1,710	2,302
Local	2,056	2,093	4,160	4,187
Total Europe revenues	$11,078	$10,648	$23,344	$21,425
Consolidated
Travel	$24,645	$22,134	$51,427	$45,073
Search	6,820	6,997	13,393	14,292
Local	9,862	10,229	18,684	19,328
Total revenues	$41,327	$39,360	$83,504	$78,693

North America
North America revenues increased $1.5 million for the three months ended June 30, 2013 from the three months ended June 30, 2012. This increase was primarily due to the growth of Travel revenues, offset by a decrease in Local revenues. The increase in Travel revenues of $1.9 million was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publication due to increased number of e-mails delivered. The decrease in Local revenues of $330,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues increased $2.9 million for the six months ended June 30, 2013 from the six months ended June 30, 2012. This increase was primarily due to growth of Travel revenues offset by decreases in Local and Search revenues. The increase in Travel revenues of $3.8 million was primarily due to an increase in revenues from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publication due to increased number of e-mails delivered. The decrease in Local revenues of $617,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $307,000 was primarily due to the decreased number of clicks that generate revenue.
Europe
Europe revenues increased $430,000 for the three months ended June 30, 2013 from the three months ended June 30, 2012. This increase was primarily due to the growth of Travel revenues, offset by a decrease in Search revenue. The increase in Travel revenue of $639,000 was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publication due to increased number of e-mails delivered. The decrease in Search revenue of $172,000 was primarily due to the decreased number of clicks that generate revenue.
Europe revenues increased $1.9 million for the six months ended June 30, 2013 from the six months ended June 30, 2012. This increase was primarily due to growth of Travel revenues, offset by a decrease in Search revenue. The increase in Travel revenue of $2.5 million was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold. The decrease in Search revenue of $592,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

For the three and six months ended June 30, 2013 and June 30, 2012, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $170,000 for the three months ended June 30, 2013. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $606,000 for the three months ended June 30, 2012.
Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $239,000 for the six months ended June 30, 2013. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $883,000 for the six months ended June 30, 2012.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.4 million and $3.6 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Cost of revenues was $8.4 million and $7.7 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
Cost of revenue increased $795,000 for the three months ended June 30, 2013 from the three months ended June 30, 2012, due primarily to an increase of $280,000 in payments made to third-party partners of the Travelzoo Network, and an increase in Local Deals and Getaways costs, including $154,000 in credit card fees and $162,000 in salary and employee and customer service related expenses. Cost of revenue increased $728,000 for the six months ended June 30, 2013 from the six months ended June 30, 2012, due primarily to an increase of $382,000 in payments made to third-party partners of the Travelzoo Network, and an increase in Local Deals and Getaways costs, including $319,000 in credit card fees, $307,000 in salary and employee related expenses, offset by a decrease of $424,000 in subscriber refunds.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $19.5 million and $16.1 million for the three months ended June 30, 2013, and June 30, 2012, respectively. For the three months ended June 30, 2013 and 2012, advertising expenses accounted for 37% and 42%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses was $39.1 million and $32.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. For the six months ended June 30, 2013 and 2012, advertising expenses accounted for 37% and 42%, respectively, of total sales and marketing expenses.
Sales and marketing expenses increased $3.4 million for the three months ended June 30, 2013 from the three months ended June 30, 2012. The increase was primarily due to a $3.1 million increase in salary and employee related expenses due primarily to an increase in headcount. These increases were aligned with our investments intended to drive future growth, which were focused on increasing sales headcount, our analytic capabilities and our audience, both in terms of number of subscribers and the size of our audience from growing sources such as mobile devices and social media.

Sales and marketing expenses increased $6.8 million for the six months ended June 30, 2013 from the six months ended June 30, 2012. The increase was primarily due to a $5.9 million increase in salary and employee related expenses due primarily to an increase in headcount and a $585,000 increase in subscriber acquisition costs. These increases were aligned with our investments intended to drive future growth, which were focused on increasing sales headcount, our analytic capabilities and our audience, both in terms of number of subscribers as well as and the size of our audience from growing sources such as mobile devices and social media.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $9.7 million and $9.3 million for the three months ended June 30, 2013 and June 30, 2012, respectively. General and administrative expenses were $20.1 million and $18.7 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
General and administrative expenses increased $348,000 for the three months ended June 30, 2013 from the three months ended June 30, 2012. The increase was primarily due to a $312,000 increase in salary and employee related expenses due primarily to an increase in headcount.
General and administrative expenses increased $1.4 million for the six months ended June 30, 2013 from the six months ended June 30, 2012. The increase was primarily due to an $888,000 increase in salary and employee related expenses due primarily to an increase in headcount, and a $578,000 increase in rent and office expense.
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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2013, the cost to the Company would be approximately $27.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares. There was no similar charge in the three month ended June 30, 2013.
See Note 1 to the condensed consolidated financial statements for further information on the unexchanged promotional merger shares contingency.

Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $2.7 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 34% and 30% for the three months ended June 30, 2013 and 2012, respectively. Income tax expense was $5.2 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 32% and 35% for the six months ended June 30, 2013 and 2012, respectively.
Our effective tax rate decreased for the six months ended June 30, 2013 from the three months ended June 30, 2012 due primarily to the $3.0 million expense for the unexchanged promotional merger shares that was treated as having no recognizable tax benefits in the six months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2013, includes the benefit of Europe's utilization in 2013 of its accumulated losses. Subject to Europe generating sufficient future income, we expect our effective tax rate to increase after the Europe accumulated losses are fully utilized. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $2.4 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2008 and are subject to California tax examinations for years after 2004. Our 2009 and 2010 federal income returns are currently under examination, including the impact of the sale of Asia Pacific business segment in 2009. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues	$30,249	$28,712	$60,160	$57,268
Income from operations	$5,899	$7,831	$11,382	$14,972
Income from operations as a % of revenues	19.5%	27.3%	18.9%	26.1%

North America net revenues increased $1.5 million for the three months ended June 30, 2013 from the three months ended June 30, 2012 (see “Revenues” above). North America expenses increased $3.6 million for the three months ended June 30, 2013 from the three months ended June 30, 2012. This increase was primarily due to a $2.7 million increase in salary and employee related expenses due in part to a headcount increase, a $381,000 increase in Search traffic acquisition costs, a $281,000 increase in payments made to third-party partners of the Travelzoo Network and a $122,000 increase in subscriber acquisition cost.
North America net revenues increased $2.9 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 (see “Revenues” above). North America expenses increased $6.6 million for the six months ended June 30, 2013 from the six months ended June 30, 2012. This increase was primarily due to a $5.3 million increase in salary and employee related expense due in part to a head count increase, a $517,000 increase in subscriber acquisition cost, a $509,000 increase in Search traffic acquisition costs and a $385,000 increase in payments made to third-party partners of the Travelzoo Network.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues	$11,078	$10,648	$23,344	$21,425
Income from operations	$1,895	$2,535	$4,447	$4,965
Income from operations as a % of revenues	17.1%	23.8%	19.0%	23.2%

Europe net revenues increased $430,000 for the three months ended June 30, 2013 from the three months ended June 30, 2012 (see “Revenues” above). Europe expenses increased $1.3 million for the three months ended June 30, 2013 from the three months ended June 30, 2012. This increase was primarily due to a $796,000 increase in salary and employee related expense and a $170,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees and customer service.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $41,000 for the three months ended June 30, 2013. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $48,000 for the three months ended June 30, 2012.
Europe net revenues increased $1.9 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 (see “Revenues” above). Europe expenses increased $2.7 million for the six months ended June 30, 2013 from the six months ended June 30, 2012. This increase was primarily due to a $1.8 million increase in salary and employee related expense due in part to a headcount increase and a $391,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees and customer service.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $72,000 for the six months ended June 30, 2013. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $119,000 for the six months ended June 30, 2012.

Liquidity and Capital Resources
As of June 30, 2013, we had $73.4 million in cash and cash equivalents, of which $26.0 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $61.2 million as of December 31, 2012 primarily as a result of cash provided by operating activities, offset by cash used in investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$16,478	$16,839
Net cash used in investing activities	(2,372)	(1,272)
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(1,894)	(150)
Net increase (decrease) in cash and cash equivalents	$12,212	$15,417

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2013 decreased by $361,000 compared to the six months ended June 30, 2012. The $361,000 decrease in cash provided by operating activities was due primarily to a $4.1 million decrease in accrued expenses, offset by a $3.8 million increase in income tax receivable and payable.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2013 compared to $1.3 million for the six months ended June 30, 2012. The $1.1 million increase in cash used in investing activities was due primarily to an $837,000 increase in purchases of property and equipment.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional merger shares contingency. Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the six months ended June 30, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the Company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June 2013, the cost to the Company would be approximately $27.2 million in excess of the amount accrued, plus any interest or penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
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
The following summarizes our principal contractual commitments as of June 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$2,748	$3,407	$3,004	$2,547	$2,175	$5,662	$19,543
Purchase obligations	539	688	205	17	—	—	1,449
Total commitments	$3,287	$4,095	$3,209	$2,564	$2,175	$5,662	$20,992

We also have contingencies related to net unrecognized tax benefits of approximately $9.4 million as of June 30, 2013. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the six months ended June 30, 2013 and 2012, our effective tax rates were 32% and 35%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations including the valuation allowance on our European loss carryforwards, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
For the six months ended June 30, 2013, we generated a net income of $10.8 million. For the six months ended June 30, 2012, we generated a net income of $11.0 million. In the years ended December 31, 2012 and 2011, we generated a net income of $18.2 million and $3.3 million, respectively. Although we were profitable in 2012 and 2011, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract traffic to our websites; in particular, given the audience shift to mobile devices;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

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

Our expansion of our product offering to include Local Deals and Getaways formats and the addition of a hotel booking platform may result in additional costs that exceed revenue and may trigger additional stock volatility.
During the third quarter of 2010, we launched our Local Deals format of advertising and during the second quarter of 2011, we launched our Getaways format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format will require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format creates a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operations and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising. In addition, our plan to add a hotel booking platform may result in an increase in costs to develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue generated by the platform.

Recent trends in consumer adoption and use of mobile devices create new challenges.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We have made progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings present an opportunity for growth. Further development of our mobile offering is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including the impact of the sale of Asia Pacific business segment in 2009.

Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.
Our expansion of our product offering to include a hotel booking platform may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. have initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.
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

For the six months ended June 30, 2013, our cash and cash equivalents increased by $12.2 million to $73.4 million, of which $26.0 million was held outside the U.S. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Although our revenues in Europe increased 9.0% in the six months ended June 30, 2013 from the same period last year and our operations in Europe generated a profit of $2.9 million for the six months ending June 30, 2013 and a profit of $7.6 million during the 2012 fiscal year, our operations in Europe incurred a loss of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $2.6 million and $2.0 million on online marketing initiatives relating to subscriber acquisition for the six months ended June 30, 2013 and 2012, respectively, and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
Our success is dependent on our ability to develop new and enhanced software, services, and related products to meet rapidly evolving technological requirements for online advertising. Our current technology may not meet the future technical requirements of travel and entertainment companies. Trends that could have a critical impact on our success include:

•	rapidly changing technology in online advertising, including a significant shift of business to mobile platforms;

•	evolving industry standards, including both formal and de facto standards relating to online advertising;

•	developments and changes relating to the Internet;

•	competing products and services that offer increased functionality; and

•	changes in travel company, entertainment company, and Internet user requirements.
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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2013, we had 444 employees, up from 374 employees as of June 30, 2012. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended July 24, 2013, the closing price of our common stock on the NASDAQ Global Select Market ranged from $16.74 to $32.68. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
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

Ralph Bartel, who founded Travelzoo and who is a Director of the Company and who was the Company's Chairman through June 2010, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (Azzurro). As of June 30, 2013, Azzurro is the Company's largest stockholder, holding approximately 47.1% of the Company's outstanding shares. Through his beneficial ownership, Ralph Bartel is in a position to effectively control Travelzoo and to elect our entire board of directors.

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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional merger shares contingency. While the company believes it has meritorious defenses regarding the applicability of escheat rights related to this unexchanged promotional merger shares contingency, the ultimate resolution of this matter may take longer than one year. If the claims for all of the additional shares referred to in the preliminary findings were upheld in full, based on the closing price of the Company’s shares at the end of June, 2013, the cost to the Company would be approximately $27.2 million in excess of the amount accrued, plus any interest and penalties which might be applicable. In addition, the total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws. The Company is not able to predict the ultimate amount or outcome of any current or future claims which have been or might be asserted relating to the unissued shares.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $8,000 and $14,000 for these cash payments for the three and six months ended June 30, 2013. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. As noted above, in order to receive payment under the program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaways vouchers.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $88,000 foreign exchange loss for the six month periods ended June 30, 2013.

Item 4.        Controls and Procedures
For the period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended June 30, 2013, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 25, 2013