Form 10-Q
period 2013-09-30
TRAVELZOO INC
filed 2013-10-24
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of October 24, 2013 was 15,361,873 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$77,900	$61,169
Accounts receivable, less allowance for doubtful accounts of $416 and $498 as of September 30, 2013 and December 31, 2012, respectively	14,818	13,626
Income tax receivable	4,504	6,682
Deposits	501	389
Prepaid expenses and other current assets	3,483	2,260
Deferred tax assets	2,007	2,194
Total current assets	103,213	86,320
Deposits, less current portion	979	1,107
Deferred tax assets, less current portion	1,229	1,710
Restricted cash	1,618	3,396
Property and equipment, net	6,376	4,314
Intangible assets, net	540	986
Total assets	$113,955	$97,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,676	$28,695
Reserve for unexchanged promotional shares	25,000	3,000
Accrued expenses	10,043	8,993
Deferred revenue	1,740	2,698
Income tax payable	1,353	—
Deferred rent	306	280
Total current liabilities	66,118	43,666
Long-term tax liabilities	10,388	10,030
Deferred rent, less current portion	1,423	798
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued and 15,362 shares outstanding as of September 30, 2013 and December 31, 2012)	163	163
Treasury stock (at cost, 438 shares at September 30, 2013 and December 31, 2012)	(7,898)	(7,898)
Additional paid-in capital	9,851	8,863
Retained earnings	34,707	42,948
Accumulated other comprehensive loss	(797)	(737)
Total stockholders’ equity	36,026	43,339
Total liabilities and stockholders’ equity	$113,955	$97,833

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$37,256	$35,447	$120,759	$114,140
Cost of revenues	4,322	3,989	12,733	11,672
Gross profit	32,934	31,458	108,026	102,468
Operating expenses:
Sales and marketing	18,449	17,427	57,563	49,753
General and administrative	10,510	9,836	30,659	28,583
Unexchanged promotional shares	22,000	—	22,000	3,000
Total operating expenses	50,959	27,263	110,222	81,336
Income (loss) from operations	(18,025)	4,195	(2,196)	21,132
Other income	224	135	369	218
Income (loss) before income taxes	(17,801)	4,330	(1,827)	21,350
Income taxes	1,235	896	6,414	6,908
Net income (loss)	$(19,036)	$3,434	$(8,241)	$14,442
Basic net income (loss) per share	$(1.24)	$0.22	$(0.54)	$0.91
Diluted net income (loss) per share	$(1.24)	$0.22	$(0.54)	$0.90
Shares used in computing basic net income (loss) per share	15,362	15,884	15,362	15,935
Shares used in computing diluted net income (loss) per share	15,362	15,922	15,362	16,041

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(19,036)	$3,434	$(8,241)	$14,442
Other comprehensive income (loss):
Foreign currency translation adjustment	1,319	756	(60)	694
Total comprehensive income (loss)	$(17,717)	$4,190	$(8,301)	$15,136

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(8,241)	$14,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,185	1,856
Deferred income tax	641	(3)
Stock-based compensation	989	900
Provision for losses on accounts receivable	(44)	116
Net foreign currency effect	38	(6)
Changes in operating assets and liabilities:
Accounts receivable	(1,106)	(2,069)
Deposits	17	(382)
Income tax receivable	2,169	1,819
Prepaid expenses and other current assets	(975)	(241)
Accounts payable	(1,041)	1,189
Reserve for unexchanged promotional shares	22,000	3,000
Accrued expenses	1,039	3,198
Deferred revenue	(956)	323
Deferred rent	299	21
Income tax payable	1,292	(284)
Other non-current liabilities	359	(190)
Net cash provided by operating activities	18,665	23,689
Cash flows from investing activities:
Purchases of property and equipment	(3,596)	(2,046)
Release of restricted cash	1,786	—
Net cash used in investing activities	(1,810)	(2,046)
Cash flows from financing activities:
Net cash used in financing activities	—	(3,611)
Effect of exchange rate changes on cash and cash equivalents	(124)	858
Net increase in cash and cash equivalents	16,731	18,890
Cash and cash equivalents at beginning of period	61,169	38,744
Cash and cash equivalents at end of period	$77,900	$57,634
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	1,917	5,568

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, our Travelzoo websites include our Local Deals and Getaways products that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Since November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., wholly owned subsidiaries of Azzurro Capital Inc. ("Azzurro"), under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2013, Azzurro is the Company's largest stockholder, holding approximately 47.1% of the Company's outstanding shares.
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
The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation, and no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2013, there were 15,361,873 shares of common stock outstanding.
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former Netsurfer stockholders of Travelzoo.com, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the United States. The auditing firm representing these states in the reviews has presented to the Company preliminary findings which relate primarily to the promotional shares which remained unexchanged in the 2002 merger that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge for the contingency related to the promotional shares which remained unexchanged in the 2002 merger.
In October 2013, the Company entered into agreements with 34 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company which could have been issued to residents of those states in the merger, which those states claim are subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 34 of the states.
An additional 15 states remain that have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. The Company expects to make one-time cash payments to the 34 states after further due diligence, which it intends to make from cash on hand.
To cover those payments, as well as potential future settlements with the remaining 15 states, the Company recorded a $22.0 million charge, during the three months ended September 30, 2013. The Company intends to make such payments from cash on hand. The payments to the states covered by the multi-state settlement are to be made following completion of further due diligence procedures, which are underway.
The Company intends to continue to challenge the applicability of escheat rights with the remaining 15 states, in that, among other reasons, the shares of the predecessor Bahamas corporation were offered for free as part of a promotional incentive program to qualified individuals. There were certain conditions applicable to the issuance of shares to the Netsurfer stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares, and the remaining Netsurfer stockholders who have not qualified to receive shares in the Company, or who have not participated in the cash payments program referred to below, have not demonstrated their actual compliance with the conditions to the issuance of shares by Travelzoo.com Corporation. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In response to the pending reviews referred to above, and in response to other persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $8,000 and $22,000 for these cash payments for the three and nine months ended September 30, 2013, respectively.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic net income (loss) per share:
Net income (loss)	$(19,036)	$3,434	$(8,241)	$14,442
Weighted average common shares	15,362	15,884	15,362	15,935
Basic net income (loss) per share	$(1.24)	$0.22	$(0.54)	$0.91
Diluted net income (loss) per share:
Net income (loss)	$(19,036)	$3,434	$(8,241)	$14,442
Weighted average common shares	15,362	15,884	15,362	15,935
Effect of dilutive securities: stock options	—	38	—	106
Diluted weighted average common shares	15,362	15,922	15,362	16,041
Diluted net income (loss) per share	$(1.24)	$0.22	$(0.54)	$0.90

For the three and nine months ended September 30, 2013, options to purchase 475,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
At September 30, 2013, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $743,000 deposit with our banks in Europe for our merchant accounts. Cash equivalents consist of highly liquid investments with remaining maturities of 3 months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as Level 1. The fair value of these financial assets was determined using the following inputs at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2013
Money market funds	$11,917	$11,917	$—	$—
Total	$11,917	$11,917	$—	$—
Balance at December 31, 2012
Money market funds	$13,866	$13,866	$—	$—
Total	$13,866	$13,866	$—	$—

At September 30, 2013, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no changes in Level 1, Level 2 and Level 3 and no changes in valuation techniques for these assets or liabilities for the period ended September 30, 2013.

Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Internet domain names and technology	$2,798	$2,805
Accumulated amortization	(2,258)	(1,819)
Total	$540	$986

Intangible assets have a useful life of 3 to 5 years. For the three months ended September 30, 2013 and 2012, amortization expense was $144,000 and $88,000, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense was $442,000 and $264,000, respectively.

Future expected amortization expense related to intangible assets at September 30, 2013 is as follows (in thousands):

Remainder of 2013	$146
2014	230
2015	164
Total	$540
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Note 5: Commitments and Contingencies
Beginning on August 9, 2011, two purported class action lawsuits were commenced in the U.S. District Court for the Southern District of New York. On January 6, 2012, a Consolidated and Amended Class Action Complaint was filed. The complaint asserted claims under Section 10(b) and 20(a) pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) alleging that between March 16, 2011 and July 21, 2011, the Company and/or the individual defendants purportedly issued materially false and misleading statements. In particular, the complaint asserted, among other things, allegations challenging certain statements relating to the Company’s growth. The complaint also made allegations regarding the Company’s Getaways product and asserted that certain officers and directors sold stock while in possession of materially adverse non-public information. The action sought unspecified damages and the Company was not able to estimate the possible loss or range of losses that could potentially result from the action. On March 29, 2013, the U.S. District Court for the Southern District of New York issued a decision and order, granting defendants' motions to dismiss and dismissing the securities action. The plaintiffs thereafter filed a notice of appeal. On September 20, 2013, the parties entered into a stipulation to withdraw the appeal and the appeal was withdrawn with prejudice. The Company continues to believe that the action was without merit.
In addition, five shareholder derivative lawsuits, Wang v. Bartel, et al., Wirth v. Bartel, et al., Kitt v. Bartel, et al., Blatt v. Bartel, et al., and Turansky v. Bartel, et al., were filed in the Southern District of New York based on similar allegations that sought to assert claims under state law derivatively on behalf of Travelzoo against certain officers and directors of the Company. These derivative actions were consolidated and on January 6, 2012, a Verified Consolidated Shareholder Derivative Complaint was filed purportedly on behalf of nominal defendant Travelzoo. The complaint asserted claims for breaches of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement against current and former directors and officers of the Company. The complaint also asserted a breach of fiduciary duty claim for insider trading against certain officers and directors, as well as Azzurro Capital Inc. The derivative action made allegations regarding the Company’s Getaways product and asserted that certain officers and directors sold stock while in possession of materially adverse non-public information. On March 29, 2013, the U.S. District Court for the Southern District of New York issued an order providing the plaintiffs with thirty days to decide whether they will file an amended Verified Consolidated Shareholder Derivative Complaint substituting or adding a shareholder plaintiff in the action. On May 6, 2013, the parties entered into a stipulation to dismiss the action and on May 7, 2013, the Court dismissed the action without prejudice. Since derivative claims are an attempt by a plaintiff shareholder to assert claims on behalf of the Company, we do not anticipate any potential loss to the Company from these actions.
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

On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the promotional shares which remained unexchanged in the 2002 merger (unexchanged promotional shares) as discussed further in Note 1. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who established their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims.
As discussed in Note 1 above, since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
In October 2013, the Company entered into agreements with 34 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company which could have been issued to residents of those states in the merger, which those states claim are subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 34 of the states.
An additional 15 states remain that have or may raise claims on approximately 400,000 shares that were not claimed following the merger by residents in those states. The Company expects to make one-time cash payments to the 34 states after further due diligence, which it intends to make from cash on hand.
To cover those payments, as well as potential future settlements with the remaining 15 states, the Company recorded a $22.0 million charge, during the three months ended September 30, 2013. The Company intends to make such payments from cash on hand. The payments to the states covered by the multi-state settlement are to be made following completion of further due diligence procedures, which are underway.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $8,000 and $22,000 for these cash payments for the three and nine months ended September 30, 2013, respectively.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between October 31, 2013 and January 1, 2024. The future minimum lease payments under these operating leases as of September 30, 2013 total $33.1 million. The future lease payments consist of $1,425,000 due in 2013, $4,841,000 due in 2014, $4,601,000 due in 2015, $4,072,000 due in 2016, $3,530,000 due in 2017, and $14,595,000 thereafter.
Local Deals and Getaways merchant payable included in accounts payable was $21.9 million and $23.4 million, as of September 30, 2013 and December 31, 2012, respectively.

Note 6: Stock-Based Compensation
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of September 30, 2013, 225,000 of these options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2013 and 2012 related to this 300,000 option grant was $187,000 for each period. Total stock-based compensation for the nine months ended September 30, 2013 and 2012 related to this 300,000 option grant was $562,000 for each period. As of September 30, 2013, there was approximately $562,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.0 year.
In January 2012, the Company granted executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of September 30, 2013, 25,000 of these options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2013 and 2012 related to this 100,000 option grant was $119,000 for each period. Total stock-based compensation for the nine months ended September 30, 2013 and 2012 related to this 100,000 option grant was $358,000 and $338,000, respectively. As of September 30, 2013, there was approximately $1.1 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.3 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of September 30, 2013, none of these options was vested and 75,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2013 related to this 75,000 option grant was $69,000. As of September 30, 2013, there was approximately $1.3 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.9 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
Note 7: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the nine months ended September 30, 2013, the Company’s effective tax rate was (351.1)%, treating the $22.0 million expense for unexchanged promotional shares as having no recognizable tax benefits, which changed the Company's effective tax rate by 382.9%. For the nine months ended September 30, 2012, the Company’s effective tax rate was 32%, treating the $3.0 million expense for unexchanged promotional shares as having no recognizable tax benefits, which increased the Company's effective tax rate by 4%.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of September 30, 2013 are approximately $2.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2013, the Company had approximately $9.4 million in total unrecognized tax benefits, consisting of unrecognized tax benefits of approximately $8.0 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2013 and December 31, 2012, the Company had approximately $984,000 and $664,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal and state taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
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
The following is a summary of operating results from continuing operations and assets (in thousands) by business segment:

Three Months Ended September 30, 2013	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$26,209	$11,047	$—	$37,256
Intersegment revenues	361	110	(471)	—
Total net revenues	26,570	11,157	(471)	37,256
Operating income (loss)	$2,506	$1,469	$(22,000)	$(18,025)

Three Months Ended September 30, 2012	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$25,147	$10,300	$—	$35,447
Intersegment revenues	211	10	(221)	—
Total net revenues	25,358	10,310	(221)	35,447
Operating income	$3,121	$1,074	$—	$4,195

Nine Months Ended September 30, 2013	North America	Europe	Elimination and Other (b)	Consolidated
Revenues from unaffiliated customers	$86,368	$34,391	$—	$120,759
Intersegment revenues	757	440	(1,197)	—
Total net revenues	87,125	34,831	(1,197)	120,759
Operating income (loss)	$13,888	$5,916	(22,000)	$(2,196)

Nine Months Ended September 30, 2012	North America	Europe	Elimination and Other (b)	Consolidated
Revenues from unaffiliated customers	$82,415	$31,725	$—	$114,140
Intersegment revenues	496	41	(537)	—
Total net revenues	82,911	31,766	(537)	114,140
Operating income	$18,094	$6,038	$(3,000)	$21,132

(a)	Amount represents a charge related to unexchanged promotional shares of $22.0 million for the three months ended September 30, 2013.

(b)	Amount represents a charge related to unexchanged promotional shares of $22.0 million and $3.0 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

As of September 30, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$4,918	$1,998	$—	$6,916
Total assets	$102,476	$42,531	$(31,052)	$113,955

As of December 31, 2012	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,389	$1,911	$—	$5,300
Total assets	$92,139	$36,595	$(30,901)	$97,833
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three and nine months ended September 30, 2013 and 2012, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2013 and December 31, 2012, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by type and segment for the three and nine months ended September 30, 2013 and 2012. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).
.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America
Travel	$14,940	$12,606	$48,892	$42,743
Search	5,173	5,737	16,856	17,727
Local	6,096	6,804	20,620	21,945
Total North America revenues	$26,209	$25,147	$86,368	$82,415
Europe
Travel	$8,298	$7,368	$25,772	$22,304
Search	828	1,026	2,539	3,328
Local	1,921	1,906	6,080	6,093
Total Europe revenues	$11,047	$10,300	$34,391	$31,725
Consolidated
Travel	$23,238	$19,974	$74,665	$65,047
Search	6,001	6,763	19,394	21,055
Local	8,017	8,710	26,700	28,038
Total revenues	$37,256	$35,447	$120,759	$114,140

Note 9: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2013, Azzurro is the Company's largest stockholder, holding approximately 47.1% of the Company's outstanding shares.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro. The Company’s receivables from Travelzoo (Asia) Limited and Travelzoo Japan K.K. totaled $733,000 and $355,000 as of September 30, 2013 and December 31, 2012, respectively, and were related primarily to fees under a Hosting Agreement and a Referral Agreement entered into in connection with the sale transaction. The $733,000 and $355,000 are part of prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 10: Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income (in thousands) for the three and nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012:

	Foreign Currency Translation	Total
Three Months Ended September 30, 2013
Beginning balance	$(2,116)	$(2,116)
Other comprehensive income before reclassifications	1,319	1,319
Amounts reclassified from accumulated other comprehensive income		—
Net current period other comprehensive income	1,319	1,319
Ending balance	$(797)	$(797)

Nine Months Ended September 30, 2013
Beginning balance	$(737)	$(737)
Other comprehensive income before reclassifications	(60)	(60)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	(60)	(60)
Ending balance	$(797)	$(797)

	Foreign Currency Translation	Total
Three Months Ended September 30, 2012
Beginning balance	$(1,484)	$(1,484)
Other comprehensive income before reclassifications	756	756
Amounts reclassified from accumulated other comprehensive income		—
Net current period other comprehensive income	756	756
Ending balance	$(728)	$(728)

Nine Months Ended September 30, 2012
Beginning balance	$(1,422)	$(1,422)
Other comprehensive income before reclassifications	694	694
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	694	694
Ending balance	$(728)	$(728)

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

Overview
Travelzoo Inc. (the “Company”or “Travelzoo”) is a global Internet media company. We inform over 26 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc. and is not owned by the Company.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, our Travelzoo websites include our Local Deals and Getaways products that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
On October 31, 2009, we completed the sale of our Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Harrah's Entertainment, Expedia, Fairmont Hotels and Resorts, Hilton Hotels, Interstate Hotels & Resorts, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, and Virgin Atlantic.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended September 30, 2013, European operations were 30% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.

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
Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitive companies impacted our ability to sell our existing advertising products, the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, the willingness of certain competitors to grow their business unprofitably and the economic uncertainty in Europe impacted advertisers' willingness to purchase our advertising. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular, with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers. Since the introduction of Local Deals in 2010 and Getaways in 2011, we have seen a decline in the average number of vouchers sold per deal.
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

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in legal and professional fees in excess of $300,000 due primarily to our compliance efforts. In addition, we expect to incur additional costs related to the development of our hotel booking platform capabilities, which we are developing, in part, to address the shift to mobile devices, compared to the three months ended September 30, 2013, resulting in an incremental cost in excess of $400,000 during the three months ending December 31, 2013.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.6	11.3	10.5	10.2
Gross profit	88.4	88.7	89.5	89.8
Operating expenses:
Sales and marketing	49.5	49.2	47.7	43.6
General and administrative	28.2	27.7	25.4	25.0
Unexchanged promotional shares	59.1	—	18.2	2.6
Total operating expenses	136.8	76.9	91.3	71.2
Income (loss) from operations	(48.4)	11.8	(1.8)	18.6
Other income and expenses, net	0.6	0.4	0.3	0.2
Income (loss) before income taxes	(47.8)	12.2	(1.5)	18.8
Income taxes	3.3	2.5	5.3	6.1
Net income (loss)	(51.1)%	9.7%	(6.8)%	12.7%

Operating Metrics
The following table sets forth operating metrics in North America and Europe for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
North America
Total Subscribers	16,530,000	16,075,000
Average cost per acquisition of a new subscriber	$1.61	$1.95
Revenue per employee (2)	$367,000	$393,000
Revenue per subscriber (3)	$6.52	$6.42
Europe
Total Subscribers	6,702,000	6,316,000
Average cost per acquisition of a new subscriber	$2.68	$3.55
Revenue per employee (2)	$273,000	$273,000
Revenue per subscriber (3)	$6.94	$7.10
Consolidated
Total Subscribers (1)	23,232,000	22,391,000
Average cost per acquisition of a new subscriber	$1.91	$2.60
Revenue per employee (2)	$333,000	$348,000
Revenue per subscriber (3)	$6.64	$6.61

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited. and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total subscriber amounts exclude Asia Pacific subscribers of 3,600,000 for each of the three months ended September 30, 2013 and 2012.

(2)	Annualized revenue divided by number of employees at the end of the quarter.

(3)	Annualized revenue divided by number of subscribers at the beginning of the year.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by type and segment for the three and nine months ended September 30, 2013 and 2012. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America
Travel	$14,940	$12,606	$48,892	$42,743
Search	5,173	5,737	16,856	17,727
Local	6,096	6,804	20,620	21,945
Total North America revenues	$26,209	$25,147	$86,368	$82,415
Europe
Travel	$8,298	$7,368	$25,772	$22,304
Search	828	1,026	2,539	3,328
Local	1,921	1,906	6,080	6,093
Total Europe revenues	$11,047	$10,300	$34,391	$31,725
Consolidated
Travel	$23,238	$19,974	$74,665	$65,047
Search	6,001	6,763	19,394	21,055
Local	8,017	8,710	26,700	28,038
Total revenues	$37,256	$35,447	$120,759	$114,140

North America
North America revenues increased $1.1 million for the three months ended September 30, 2013 from the three months ended September 30, 2012. This increase was primarily due to the growth of Travel revenues, offset by a decrease in Local and Search revenues. The increase in Travel revenues of $2.3 million was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publication due to increased number of e-mails delivered. The decrease in Local revenues of $708,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $564,000 was primarily due to the decreased number of clicks that generate revenue.
North America revenues increased $4.0 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. This increase was primarily due to growth of Travel revenues offset by decreases in Local and Search revenues. The increase in Travel revenues of $6.2 million was primarily due to an increase in revenues from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publication due to increased number of e-mails delivered. The decrease in Local revenues of $1.3 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $871,000 was primarily due to the decreased number of clicks that generate revenue.
Europe
Europe revenues increased $747,000 for the three months ended September 30, 2013 from the three months ended September 30, 2012. This increase was primarily due to the growth of Travel revenues, offset by a decrease in Search revenue. The increase in Travel revenue of $930,000 was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publication due to increased number of e-mails delivered. The decrease in Search revenue of $198,000 was primarily due to the decreased number of clicks that generate revenue.

Europe revenues increased $2.7 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. This increase was primarily due to growth of Travel revenues, offset by a decrease in Search revenue. The increase in Travel revenue of $3.5 million was primarily due to an increase in revenue from Getaways due to increased number of Getaways vouchers sold. The decrease in Search revenue of $789,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
For the three and nine months ended September 30, 2013 and September 30, 2012, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $59,000 for the three months ended September 30, 2013. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $20,000 for the three months ended September 30, 2012.
Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $180,000 for the nine months ended September 30, 2013. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $99,000 for the nine months ended September 30, 2012.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.3 million and $4.0 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Cost of revenues was $12.7 million and $11.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
Cost of revenue increased $333,000 for the three months ended September 30, 2013 from the three months ended September 30, 2012, due primarily to an increase of $436,000 in payments made to third-party partners of the Travelzoo Network. Cost of revenue increased $1.1 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012, due primarily to an increase of $817,000 in payments made to third-party partners of the Travelzoo Network.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $18.4 million and $17.4 million for the three months ended September 30, 2013, and September 30, 2012, respectively. For the three months ended September 30, 2013 and 2012, advertising expenses accounted for 37% and 42%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses were $57.6 million and $49.8 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. For the nine months ended September 30, 2013 and 2012, advertising expenses accounted for 37% and 42%, respectively, of total sales and marketing expenses.
Sales and marketing expenses increased $1.0 million for the three months ended September 30, 2013 from the three months ended September 30, 2012. The increase was primarily due to a $2.2 million increase in salary and employee related expenses due primarily to an increase in headcount, offset by a $570,000 decrease in subscriber acquisition costs and a $398,000 decrease in Search traffic acquisition costs. These increases in salary and employee related expenses were aligned with our investments intended to drive future growth, which were focused on increasing sales headcount, our analytic capabilities and our audience, both in terms of number of subscribers and the size of our audience from growing sources such as mobile devices and social media.

Sales and marketing expenses increased $7.8 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. The increase was primarily due to a $7.9 million increase in salary and employee related expenses due primarily to an increase in headcount. This increase was aligned with our investments intended to drive future growth, which were focused on increasing sales headcount, our analytic capabilities and our audience, both in terms of number of subscribers and the size of our audience from growing sources such as mobile devices and social media.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $10.5 million and $9.8 million for the three months ended September 30, 2013 and September 30, 2012, respectively. General and administrative expenses were $30.7 million and $28.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
General and administrative expenses increased $674,000 for the three months ended September 30, 2013 from the three months ended September 30, 2012. The increase was primarily due to a $559,000 increase in professional services and other expenses.
General and administrative expenses increased $2.1 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. The increase was primarily due to a $2.6 million increase in salary and employee related expenses due primarily to an increase in headcount, and offset by a $506,000 decrease in rent, office and insurance expense.
Unexchanged Promotional Shares
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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
In October 2013, the Company entered into agreements with 34 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company which could have been issued to residents of those states in the merger, which those states claim are subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 34 of the states.
An additional 15 states remain that have or may raise claims on a remaining approximately 400,000 shares that were not claimed following the merger by residents in those states. The Company expects to make one-time cash payments to the 34 states after further due diligence, which it intends to make from cash on hand.
To cover those payments, as well as potential future settlements with the remaining 15 states, the Company recorded a $22.0 million charge, during the three months ended September 30, 2013. The Company intends to make such payments from cash on hand. The payments to the states covered by the multi-state settlement are to be made following completion of further due diligence procedures, which are underway.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable. See Note 1 to the condensed consolidated financial statements for further information on the unexchanged promotional shares contingency.

Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.2 million and $896,000 for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was (7)% and 21% for the three months ended September 30, 2013 and 2012, respectively. Income tax expense was $6.4 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate was (351)% and 32% for the nine months ended September 30, 2013 and 2012, respectively.
Our effective tax rate increased for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 due primarily to the $22.0 million expense for the unexchanged promotional shares that was treated as having no recognizable tax benefits in the nine months ended September 30, 2013 compared to the $3.0 million expense for the unexchanged promotional shares that was treated as having no recognizable tax benefits in the nine months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2013 includes the benefit of Europe's utilization in 2013 of its accumulated losses. Subject to Europe generating sufficient future income, we expect our effective tax rate to increase after the Europe accumulated losses are fully utilized. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, the use of accumulated losses to offset current taxable income and need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $2.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2008 and are subject to California tax examinations for years after 2004. Our 2009 and 2010 federal income tax returns are currently under examination, including the impact of the sale of Asia Pacific business segment in 2009. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues	$26,209	$25,147	$86,368	$82,415
Income from operations	$2,506	$3,121	$13,888	$18,094
Income from operations as a % of revenues	9.6%	12.4%	16.1%	22.0%

North America net revenues increased $1.1 million for the three months ended September 30, 2013 from the three months ended September 30, 2012 (see “Revenues” above). North America expenses increased $1.8 million for the three months ended September 30, 2013 from the three months ended September 30, 2012. This increase was primarily due to a $1.8 million increase in salary and employee related expenses from an increase in headcount.
North America net revenues increased $4.0 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 (see “Revenues” above). North America expenses increased $8.4 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. This increase was primarily due to a $6.6 million increase in salary and employee related expense resulting from an increase in headcount.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues	$11,047	$10,300	$34,391	$31,725
Income from operations	$1,469	$1,074	$5,916	$6,038
Income from operations as a % of revenues	13.3%	10.4%	17.2%	19.0%

Europe net revenues increased $747,000 for the three months ended September 30, 2013 from the three months ended September 30, 2012 (see “Revenues” above). Europe expenses increased $452,000 for the three months ended September 30, 2013 from the three months ended September 30, 2012. This increase was primarily due to a $570,000 increase in salary and employee related expense resulting from an increase in headcount.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $31,000 for the three months ended September 30, 2013. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $546,000 for the three months ended September 30, 2012.
Europe net revenues increased $2.7 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 (see “Revenues” above). Europe expenses increased $3.2 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. This increase was primarily due to a $2.1 million increase in salary and employee related expense resulting from an increase in headcount and a $778,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees and customer service.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $102,000 for the nine months ended September 30, 2013. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $1.4 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources
As of September 30, 2013, we had $77.9 million in cash and cash equivalents, of which $41.9 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $61.2 million as of December 31, 2012 primarily as a result of cash provided by operating activities, offset by cash used in investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$18,665	$23,689
Net cash used in investing activities	(1,810)	(2,046)
Net cash provided by (used in) financing activities	—	(3,611)
Effect of exchange rate changes on cash and cash equivalents	(124)	858
Net increase in cash and cash equivalents	$16,731	$18,890

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2013 decreased by $5.0 million compared to the nine months ended September 30, 2012. The $5.0 million decrease in cash provided by operating activities was due primarily to a $22.7 million decrease in net income, a $2.2 million decrease in accounts payable, $2.2 million decrease in accrued expenses, offset by a $19.0 million increase in unexchanged promotional shares accrual, a $1.9 million increase in income tax receivable and payable and a $963,000 increase in accounts receivable.

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2013 compared to $2.0 million for the nine months ended September 30, 2012. The $236,000 decrease in cash used in investing activities was due primarily to a $1.8 million release of restricted cash, offset by a $1.6 increase in purchases of property and equipment.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional shares contingency.
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
In October 2013, the Company entered into agreements with 34 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company which could have been issued to residents of those states in the merger, which those states claim are subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 34 of the states.
An additional 15 states remain that have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. The Company expects to make one-time cash payments to the 34 states after further due diligence, which it intends to make from cash on hand.
To cover those payments, as well as potential future settlements with the remaining 15 states, the Company recorded a $22.0 million charge, during the three months ended September 30, 2013. The Company intends to make such payments from cash on hand. The payments to the states covered by the multi-state settlement are to be made following completion of further due diligence procedures, which are underway.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the condition to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. See Note 1 to the condensed consolidated financial statements for further details.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo and Fly.com brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. In addition, we do not know if the current unclaimed property audits that are focused on the unexchanged promotional shares will result in additional payments to states or former stockholders of Travelzoo.com Corporation.
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
The following summarizes our principal contractual commitments as of September 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$1,425	$4,841	$4,601	$4,072	$3,530	$14,595	$33,064
Purchase obligations	270	688	205	17	—	—	1,180
Total commitments	$1,695	$5,529	$4,806	$4,089	$3,530	$14,595	$34,244

We also have contingencies related to net unrecognized tax benefits of approximately $9.4 million as of September 30, 2013. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.

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
We started selling vouchers for local businesses such as spas, hotels and restaurants using our Local Deals product in the third quarter 2010 and our Getaways products in the second quarter 2011. The Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, subscribers or others.
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the nine months ended September 30, 2013 and 2012, our effective tax rates were (351)% and 32%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations including the valuation allowance on our European loss carryforwards, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
For the nine months ended September 30, 2013, we incurred a loss of $8.2 million. For the nine months ended September 30, 2012, we generated a net income of $14.4 million. In the years ended December 31, 2012 and 2011, we generated a net income of $18.2 million and $3.3 million, respectively. Although we were profitable in 2012 and 2011, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new subscribers and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our planned growth;

•	our ability to attract users to our websites, which may be adversely affected by the audience shift to mobile devices;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

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
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We have made progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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
For the nine months ended September 30, 2013, our cash and cash equivalents increased by $16.7 million to $77.9 million, of which $41.9 million was held outside the U.S. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required under settlements relating to escheat claims, as described under Note 1 above. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Although our revenues in Europe increased 8.0% in the nine months ended September 30, 2013 from the same period last year and our operations in Europe generated a profit of $4.0 million for the nine months ending September 30, 2013 and a profit of $7.6 million during the 2012 fiscal year, our operations in Europe incurred a loss of $1.8 million during the 2010 fiscal year, primarily as a result of significant expenses related to subscriber acquisition and the launch of Fly.com. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $4.3 million and $6.0 million on online marketing initiatives relating to subscriber acquisition for the nine months ended September 30, 2013 and 2012, respectively, and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2013, we had 448 employees, up from 407 employees as of September 30, 2012. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced their hotel search product which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended October 23, 2013, the closing price of our common stock on the NASDAQ Global Select Market ranged from $16.74 to $32.68. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.
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

Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2013, Azzurro is the Company's largest stockholder, holding approximately 47.1% of the Company's outstanding shares. Through his beneficial ownership, Ralph Bartel is in a position to effectively control Travelzoo and to elect our entire board of directors.

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
We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). These types of claims have been brought, sometimes successfully, against online services in the past. The fact that we distribute information via e-mail may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. These risks are enhanced in certain jurisdictions outside the U.S., where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our business could be materially and adversely affected.
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

Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares which remained unexchanged in the 2002 merger and were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
In October 2013, the Company entered into agreements with 34 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company which could have been issued to residents of those states in the merger, which those states claim are subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 34 of the states.
An additional 15 states remain that have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. The Company expects to make one-time cash payments to the 34 states after further due diligence, which it intends to make from cash on hand.
To cover those payments, as well as potential future settlements with the remaining 15 states, the Company recorded a $22.0 million charge, during the three months ended September 30, 2013. The Company intends to make such payments from cash on hand. The payments to the states covered by the multi-state settlement are to be made following completion of further due diligence procedures, which are underway.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $8,000 and $22,000 for these cash payments for the three and nine months ended September 30, 2013, respectively.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. While we have a trademark for “Travelzoo,” many companies in the industry have similar names including the word “travel”. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. As discussed under Note 5 to the condensed consolidated financial statements included in this report, a lawsuit was recently filed against us by a non-practicing entity, commonly referred to as a "patent troll", claiming that the trip- planning Metasearch service available on Fly.com infringes one or more claims of certain asserted patents. The plaintiff has asserted similar claims against other Metasearch websites, including Expedia, Orbitz, Travelocity, Priceline, Yahoo! Inc., American Express, Kayak Software Corp. and BookIt.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $151,000 foreign exchange loss for the nine month periods ended September 30, 2013.

Item 4.        Controls and Procedures
For the period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.14*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Christopher Loughlin dated July 22, 2013.

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 24, 2013