Form 10-K
period 2013-12-31
TRAVELZOO INC
filed 2014-02-12
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported on the NASDAQ Global Select Market, was $216,194,562.
The number of shares of Travelzoo common stock outstanding as of February 12, 2014 was 14,991,179 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

Our revenues are advertising revenues, consisting primarily of listing fees paid by travel, entertainment and local businesses to advertise their offers on Travelzoo's media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of click-throughs, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaway advertisers are typically for twelve months and are not automatically renewed. Our revenues have grown on an annual basis since we began operations in 1998. Our revenues increased from approximately $84,000 for the period from May 21, 1998 (inception) to December 31, 1998, to approximately $158 million for the year ended December 31, 2013.
We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2013, European operations were 29% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 8 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2013, Azzurro is the Company's largest stockholder, holding approximately 48.2% of the outstanding shares.
As of December 31, 2013, there were 14,991,179 shares of common stock outstanding.
The Company was formed as a result of a combination and merger of entities founded by the Company's principal stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued approximately 5 million shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration, but subject to certain eligibility conditions. In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Holders of promotional shares of Travelzoo.com Corporation who established they had satisfied certain conditions were allowed a period of two years following the effective date to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. After April 2004, two years following the effective date, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation. Many of the “Netsurfer stockholders,” who had applied to receive shares of Travelzoo.com Corporation in 1998 for no cash consideration, did not elect to receive their shares, which were issuable in the merger prior to the end of the two-year period. A total of 4 million of our shares which had been reserved for issuance in the merger were not claimed.
Since completion of the merger in April 2004, most states have made claims that the former “Netsurfer stockholders” of Travelzoo.com Corporation, which remained unexchanged by April 2004, represent unclaimed property subject to escheatment to the states. Although the Company’s position is that such shares were a promotional incentive and were issuable only to persons who established their eligibility as stockholders in the 2002 merger, the Company determined that it was in its best interest to seek to resolve these claims made by various states.
In April 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to the Company’s unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company recorded a $3.0 million and $22.0 million charge in the years ended December 31, 2012 and 2013, respectively. The Company made cash payments of $12.3 million to the settled states after completion of the required due diligence in the year ended December 31, 2013. The Company has maintained estimated reserves related to the remaining states for potential claims and future settlements.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying consolidated financial statements include a charge for payments under this program in general and administrative expenses of $23,000 for the year ended December 31, 2013.
See Note 1 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares contingency and related cash program.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”

Our Industry
While our mission is to provide our subscribers and users the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to BIA Advisory Services and the Kelsey Group's (BIA/Kelsey) U.S. Local Media Annual Forecast (2012-2017), U.S. local advertising revenues will be $136.6 billion in 2014 and reach $148.8 billion by 2017 (source: BIA Advisory Services/The Kelsey Group, 2013). We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the ground rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. BIA/Kelsey anticipates that total mobile advertising spending will grow from $7.0 billion in 2013 to $20.7 billion in 2017.
We believe that several factors are causing and will continue to cause travel, entertainment and local businesses to increase their spending on Internet and mobile advertising of offers:
The Internet Is Consumers' Preferred Information Source. Market research shows that the Internet has become consumers' preferred information source for travel.
Benefits of Internet Advertising vs. Print, TV and Radio Advertising. Internet advertising provides advertisers advantages compared to traditional advertising. These advantages include real-time listings, real-time updates, and performance tracking. See “Benefits to Travel, Entertainment and Local Businesses” below.
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
We believe that newspaper, TV and radio advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

•	typically, ads must be submitted 2 to 5 days prior to the publication or airing date, which makes it difficult to advertise last-minute inventory;

•	once an ad is published, it cannot be updated or deleted when an offer is sold out;

•	once an ad is published, the company cannot change a price or offer;

•	in many markets, the small number of newspapers, television companies, radio stations and other print media reduces competition, resulting in high rates for traditional advertising; and

•	offline advertising does not allow for detailed performance tracking;

•	creative content can be very expensive to develop.

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
As travel, entertainment and local businesses increasingly utilize the Internet to promote their offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows our advertisers to add, update, and delete special offer listings on a real-time basis. Our software also provides our advertisers with real-time performance tracking, enabling them to optimize their marketing campaigns. Mobile advertising extends our products and services by providing mobile-specific features to mobile device users. We are focused on developing easy-to-use mobile applications to help advertisers extend their reach, help create revenue opportunities for our customers, and deliver relevant and useful ads to users on the go. We continue to invest in improving users' access to our services through such devices. In addition, we are in the process of developing a hotel booking platform that will facilitate our users to more easily book stays at hotel deals we present on our website and mobile devices.

The following table presents an overview of our products:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses	24/7	10.8 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	22.3 million subscribers	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	21.3 million subscribers	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	Over 175 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 300 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Travelzoo Mobile Applications	iPhone and Android applications that allow users to discover the best Travel, Entertainment and Local Deals.	On-demand	2.4 million downloads	Allows Travel, Entertainment and Local Deals advertisers to reach our audience that is on the go.	24/7 access to Travel, entertainment and Local Deals for consumers that are on the go.

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	4.1 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight, hotel and rental car options from multiple sources	On-demand	3.3 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser's website	Free access to real-time price comparisons from airlines and online travel agencies

*
For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network, SuperSearch, and Fly.com, reach/usage information is based on internal Travelzoo statistics as of December 31, 2013.

In 2013, 71% of our total revenues were generated from our North America operations, and 29% of our total revenues were generated from our European operations. See Note 12 to the accompanying consolidated financial statements.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. 26 million subscribers receive our e-mail newsletters, published in 11 countries worldwide, including those in Asia Pacific where our brand is operated under license. Travelzoo’s website is visited by 10.8 million unique visitors each month. We reach an audience of over 60 million Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 3 million fans on Facebook and Twitter. Our mobile apps have been downloaded 2.4 million times.

Benefits to Travel, Entertainment and Local Businesses
Our advertisers benefit from accessing our large high-quality audience. Due to the nature of our content, we attract an older, wealthier demographic who have a strong interest in travel and leisure.
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

•	Reliable Information. We operate a Test Booking Center® to check the availability of travel, entertainment and local deals before publishing.

•	Search Tools. We provide consumers with the ability to search for specific offers.
Growth Strategy
Our growth strategy relies on building a brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology.

•
Building a travel and leisure brand with a large, high-quality user base. We believe that it is essential to establish a strong brand with a large, high-quality user base within the travel, entertainment and local industries we serve. We currently utilize online marketing and direct marketing to promote our brand to consumers. We utilize sponsorships at industry conferences and public relations to promote our brand. We believe that high-quality content attracts a high-quality user base.

•
Offering products that keep pace with consumer preference and technology. We believe it is important grow engagement of our user base, by offering products that deliver high-quality deals with exceptional value and expanding our product offering over time to address frequent travel and leisure needs, including the desire to access our content via mobile devices and to search and book hotels via a hotel booking platform.

Advertisers
As of December 31, 2013, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air New Zealand	Interstate Hotels & Resort
Atlantis, Paradise Island, Bahamas	Jet Luxury Resorts
Apple Vacations	Key Tours International
British Airways	Liberty Travel
CheapTickets	Lufthansa
Cirque du Soleil	Marriott Hotels
Delta Air Lines	Orbitz Worldwide
Expedia	Royal Caribbean
Fairmont Hotels and Resorts	Spirit Airlines
Fareportal	Starwood Hotels & Resorts Worldwide
Harrah's Entertainment	Travelocity
Hawaiian Airlines	United Airlines
Hilton Hotels	Virgin America
Hotwire	Virgin Atlantic
InterContinental Hotels Group	Windstar Cruises
As discussed in Note 12 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2013, 2012 and 2011. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control. It is possible that we may have an advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.
Sales and Marketing
As of December 31, 2013, our advertising sales force and sales support staff consisted of 131 employees worldwide. We intend to grow our advertiser base by expanding over time the size of our sales force.
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
Privacy Concerns. U.S. government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when using Internet sites or e-mail services. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to any regulations which may be adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. The European Union (the “EU”) has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the U.S. The directive may adversely affect our operations in Europe.
Anti-Spam Legislation. The CAN-SPAM Act, a federal anti-spam law, pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this law, on an overall basis, benefits our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so.

Domain Names. Domain names are the user's Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We have registered travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de, travelzoo.fr, travelzoo.org, travelzoo.net, weekend.com, and weekends.com, among other domain names, and have registered “Travelzoo” as a trademark in the United States, Canada, and the European Union. In January 2009, we purchased the domain name Fly.com. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.
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
Intellectual Property
Our success depends to a significant degree upon the protection of our brand names, including Travelzoo® and Top 20®. If we were unable to protect the Travelzoo and Top 20 brand names, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property rights. We have registered the Travelzoo and Top 20 trademarks, among others, with the United States Patent and Trademark Office. We have registered the Travelzoo and Travelzoo Top 20 trademarks with the Office for Harmonization in the Internal Market of the European Community. We have registered the Travelzoo trademark in Australia, Canada, China, Hong Kong, Japan, South Korea, and Taiwan. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information. We are defending ourselves against current patent infringement claims as described further in Note 5 to the accompanying consolidated financial statements.
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
Employees
As of December 31, 2013, we had 436 employees in Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Because of our anticipated continued growth, we expect that the number of our employees will continue to increase for the foreseeable future.
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
In the years ended December 31, 2013, 2012 and 2011, we incurred a net loss of $5.0 million and generated a net income of $18.2 million and $3.3 million, respectively. Although we were profitable in 2012 and 2011, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We may significantly increase our operating expenses related to advertising campaigns for the Travelzoo and Fly.com brands, as well as our planned launch of our hotel booking platform, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new subscribers.
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
During the third quarter of 2010, we launched our Local Deals format of advertising and during the second quarter of 2011, we launched our Getaway format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format create a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operation and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising.
In addition, our plan to add a hotel booking platform which may result in an increase in costs to develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform is not embraced by our users or our advertising partners, our business and financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. We can give no assurances that the planned hotel booking platform will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.

Recent trends in consumer adoption and use of mobile devices create new challenges.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We have made progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of personal computers and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.
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
Given that we intend for our hotel booking platform to consist of an agency model whereby we will facilitate reservations on behalf of a hotel, the payment of hotel occupancy taxes and other taxes should be the responsibility of the merchant hotel. The intended business practice for our hotel booking platform will primarily be for the hotels to be responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions. Either step could have a material adverse effect on our business and results of operations. We will continue to assess the risks of the potential financial impact of additional tax exposure.
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
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaway or the planned hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaway, depending on how many vouchers are purchased by subscribers. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue as we obtain the hotel booking platform capabilities, which may result in lower revenue depending on volume of hotel bookings.
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
Our business is highly dependent upon e-mail and other messaging services. Deals offered through e-mails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of e-mail and other messaging services to our businesses, if we are unable to successfully deliver e-mails or messages to our subscribers or potential subscribers, or if subscribers decline to open our e-mails or messages, our revenue and profitability would be adversely affected. New laws and regulations regulating the sending of commercial e-mails, including those enacted in foreign jurisdictions, may affect our ability to deliver of e-mails or messages to our subscribers or potential subscribers and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of, e-mails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk e-mail transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver e-mails or other messages to third parties. In addition, our use of e-mail and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send e-mails or other messages. Any disruption or restriction on the distribution of e-mails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our subscribers' willingness to use our services if they are not satisfied with our mobile user experience and could decrease their willingness to be an e-mail subscriber, which could adversely affect our revenue and profitability.
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
For the year ended December 31, 2013, our cash and cash equivalents increased by $5.1 million to $66.2 million, of which $48.4 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required under additional settlements relating to escheat claims, as described under Note 1 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. The recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition. Moreover, declines or disruptions in the travel industry could adversely affect our launch of our hotel booking platform and financial performance.

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
Our revenues in Europe increased 9.2% in 2013 compared to 2012, and our operations in Europe generated an operating income before tax of $7.7 million and $7.0 million in 2013 and 2012, respectively. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
If we incur losses from our operations in the future, these losses may not have any recognizable tax benefit. We expect that this would have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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
We spent $5.5 million, $5.4 million and $7.6 million on online marketing initiatives relating to subscriber acquisition for years ended December 31, 2013, 2012 and 2011 and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations.

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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2013, we had 436 employees, up from 417 employees as of December 31, 2012. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. Google has introduced its hotel search product which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended February 12, 2014, the closing price of our common stock on the NASDAQ Global Select Market ranged from $20.28 to $32.68. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2013, Azzurro is the Company's largest stockholder, holding approximately 48.2% of our outstanding shares.
Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.
Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. Between August 2011 and January 2012, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 5 to the accompanying consolidated financial statements included in this report.
We may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect our business.
To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations, including those enacted in foreign jurisdictions, could increase our costs of doing business, prevent us from delivering our products and services over the Internet, or slow the growth of the Internet. For example, new laws and regulations regulating online advertisements, including those enacted in foreign jurisdictions, may affect our advertising revenue and may also result in decreased traffic to our websites. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

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

We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). These types of claims have been brought, sometimes successfully, against online services in the past. The fact that we distribute information via e-mail or text message may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail or mobile service. These risks are enhanced in certain jurisdictions outside the U.S., where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our business could be materially and adversely affected.
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

In addition, we may acquire personal or confidential information from users of our websites and mobile applications, related to our Local Deals and planned hotel booking platform. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business.
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
As discussed under Note 1 to the accompanying consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown.
As discussed in Note 1 to the accompanying consolidated financial statements, since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.

In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with these states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states.
During the three months ended September 30, 2013, the Company recorded a $22 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence.
The Company intends to continue to challenge the applicability of escheat rights with the remaining states, in that, among other reasons, the shares of the predecessor Bahamas corporation were offered for free as part of a promotional incentive program to qualified individuals. In addition, there were certain conditions applicable to the issuance of shares to so-called “Netsurfer” stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares, and the remaining Netsurfer stockholders who have not qualified to receive shares in the Company, or who have not participated in the cash payments program referred to below, have not demonstrated their actual compliance with the conditions to the issuance of shares by Travelzoo.com Corporation. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In response to the pending reviews referred to above, and in response to other persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying consolidated financial statements include a charge for payments under this program in general and administrative expenses of $23,000 for the year ended December 31, 2013.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. As discussed under Note 5 to the consolidated financial statements included in this report, a lawsuit was filed against us by a non-practicing entity, commonly referred to as a "patent troll", claiming that the trip-planning metasearch service available on Fly.com infringes one or more claims of certain asserted patents. The plaintiff has asserted similar claims against other metasearch websites, including Expedia, Orbitz, Travelocity, Priceline, Yahoo! Inc., American Express, Kayak and BookIt. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in monetary liability and resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Austin, Texas; Boston, Massachusetts; Las Vegas, Nevada; Los Angeles, California; Miami, Florida; Mountain View, California; San Francisco, California; Toronto, Ontario; and Vancouver, British Columbia.
We also have leased offices for our Europe operations in France, Germany, Spain, and the U.K., including offices in Barcelona, Berlin, Hamburg, London, Manchester, Munich, and Paris.
We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.
Item 3. Legal Proceedings
The information set forth under “Note 5 - Commitments and Contingencies” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
Item 4. Mine Safety Disclosure
Not applicable.

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

	High	Low
2013:
Fourth Quarter	$27.16	$20.28
Third Quarter	$32.68	$26.52
Second Quarter	$29.40	$21.15
First Quarter	$23.88	$18.77
2012:
Fourth Quarter	$23.95	$16.74
Third Quarter	$24.25	$19.55
Second Quarter	$27.46	$21.06
First Quarter	$30.85	$23.00
On February 11, 2014, the last reported sales price of our common stock on the NASDAQ Global Select Market was $22.59 per share.
As of February 12, 2014, there were approximately 158 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2013.
Repurchases of Equity Securities
Stock repurchase activity during the three months ended December 31, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2013 - October 31, 2013	—	—	—	400,000
November 1, 2013 - November 30, 2013	133,000	$20.94	133,000	267,000
December 1, 2013 - December 31, 2013	238,000	$20.90	238,000	29,000

	371,000		371,000

(1)
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2012, 600,000 shares were repurchased and therefore there were 400,000 shares remaining to be repurchased under this program. As of December 31, 2013, 971,000 shares were repurchased and therefore there were 29,000 shares remaining to be repurchased under this program.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2008, December 31, 2009, December 31, 20010, December 31, 2011, December 31, 2012, and December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
TRAVELZOO INC.
NASDAQ MARKET INDEX
S&P 500 PUBLISHING

Measurement Point	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Travelzoo Inc.	$100	$221.04	$744.24	$442.09	$341.55	$383.45
NASDAQ Market Index	$100	$143.89	$168.22	$165.19	$191.47	$264.84
S&P 500 Publishing	$100	$56.61	$60.46	$67.24	$84.35	$135.77

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
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenues	$158,234	$151,168	$148,342	$112,784	$93,973
Income from continuing operations	2,278	25,489	15,022	23,512	13,708
Income (loss) from continuing operations, net of taxes	(5,011)	18,198	3,319	13,157	6,418
Loss from discontinued operations, net of taxes	—	—	—	—	(1,233)
Net income (loss)	(5,011)	18,198	3,319	13,157	5,185
Basic net income (loss) per share from:
Continuing operations	$(0.33)	$1.15	$0.20	$0.80	$0.39
Discontinued operations	$—	$—	$—	$—	$(0.08)
Net income (loss) per share	$(0.33)	$1.15	$0.20	$0.80	$0.32
Diluted net income (loss) per share from:
Continuing operations	$(0.33)	$1.14	$0.20	$0.80	$0.39
Discontinued operations	$—	$—	$—	$—	$(0.08)
Net income (loss) per share	$(0.33)	$1.14	$0.20	$0.80	$0.32
Shares used in per share calculation — basic	15,269	15,866	16,315	16,444	16,408
Shares used in per share calculation — diluted	15,269	15,901	16,414	16,453	16,416

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Cash and cash equivalents	$66,223	$61,169	$38,744	$41,184	$19,776
Working capital	$30,912	$42,654	$28,411	$39,563	$27,250
Total assets	$114,802	$97,833	$68,348	$66,002	$46,132
Stockholders' equity	$31,335	$43,339	$34,759	$45,889	$30,771

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, our Travelzoo websites include our Local Deals and Getaway products that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
In 2009, we sold our Asia Pacific operating segment, including our wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., to Azzurro Capital Inc. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.
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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2013, European operations were 29% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e. our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector; the reduction of capacity in the airline industry reduced demand to advertise for excess capacity; the introduction of new voucher-based products offered by competitive companies impacted our ability to sell our existing advertising products; the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company has initiated a performance review, which may result in merging the products, discontinuing or replacing one or both of them. Challenges in traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. As we are reviewing these products and working on their improvement, revenue from our Search products may significantly decline.

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

Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. Since the introduction of Local Deals in 2010 and Getaway in 2011, we have seen a decline in the number of average vouchers sold per deal and a decrease in the average take rate earned by us from the merchants for the voucher sold.

Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience to reach with our advertising publications. We monitor our subscribers and page views of our websites to assess our efforts to maintain and grow our audience reach. We obtain additional subscribers and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. We are addressing this growing channel of our audience through development of our mobile applications and through marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address the shift in audience behavior in order to offset any related declines in revenue.
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
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. Our cost of revenues may increase if the face value of vouchers that we sell for Local Deals and Getaway increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, due to customer service costs related to vouchers sold and due to subscriber refunds on vouchers sold. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of subscribers that cancel their subscription for various reasons, which may drive us to spend more on subscriber acquisition in order to replace the lost subscribers. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in subscribers and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in subscribers and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our subscribers and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets over time and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. We expect an increase in legal and professional fees due primarily to our defense of legal proceedings and claims and compliance efforts. In addition, we expect to incur additional costs related to the development of our hotel booking platform capabilities, which we are developing, in part, to address the shift to mobile devices. We expect this development will result in costs in excess of $1.1 million during the three months ending March 31, 2014.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as the disposition of our Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
The key elements of our growth strategy include building a travel and leisure brand with a large, high-quality user base and offering products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaway in 2011 as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel booking platform to serve hotels and to facilitate the development of our hotel booking platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	11.0	10.4	9.0
Gross profit	89.0	89.6	91.0
Operating expenses:
Sales and marketing	47.4	45.1	44.1
General and administrative	26.3	25.6	23.3
Unexchanged promotional shares	13.9	2.0	13.5
Total operating expenses	87.6	72.7	80.9
Income from operations	1.4	16.9	10.1
Other income	0.3	0.2	0.2
Income before income taxes	1.7	17.1	10.3
Income taxes	4.9	5.0	8.1
Net income (loss)	(3.2)%	12.1%	2.2%

Operating Metrics
The following table sets forth operating metrics in North America and Europe:

	Years Ended December 31,
	2013	2012	2011
North America
Total Subscribers	16,506,000	16,087,000	15,660,000
Average cost per acquisition of a new subscriber	$1.41	$1.23	$1.15
Revenue per employee (2)	$398	$445	$510
Revenue per subscriber (3)	$6.96	$6.95	$7.61
Europe
Total Subscribers	6,768,000	6,371,000	5,806,000
Average cost per acquisition of a new subscriber	$2.19	$2.54	$2.86
Revenue per employee (2)	$299	$291	$322
Revenue per subscriber (3)	$7.26	$7.30	$8.62
Consolidated
Total Subscribers (1)	23,274,000	22,458,000	21,466,000
Average cost per acquisition of a new subscriber	$1.66	$1.70	$1.76
Revenue per employee (2)	$363	$388	$441
Revenue per subscriber (3)	$7.05	$7.04	$7.85

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company. The total subscriber amounts exclude Asia Pacific subscribers of 3,600,000, 3,600,000 and 3,100,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Annual revenue divided by number of employees at the end of the year.

(3)	Annual revenue divided by number of subscribers at the beginning of the year.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by type and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaway vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2013	2012	2011
North America
Travel	$63,812	$56,636	$57,795
Search	20,704	23,101	23,980
Local	27,439	29,050	26,774
Total North America revenues	$111,955	$108,787	$108,549
Europe
Travel	$34,635	$29,844	$27,434
Search	3,264	4,149	5,089
Local	8,380	8,388	7,270
Total Europe revenues	$46,279	$42,381	$39,793
Consolidated
Travel	$98,447	$86,480	$85,229
Search	23,968	27,250	29,069
Local	35,819	37,438	34,044
Total revenues	$158,234	$151,168	$148,342

North America
North America revenues increased $3.2 million in 2013 compared to 2012. This increase was primarily due to an increase in Travel revenues offset by a decrease in Search and Local revenues. The increase in Travel revenue of $7.2 million was primarily due to an increase in revenues from Getaways due to increased number of Getaways vouchers sold and an increase in revenues from travel publications due to increased number of e-mails delivered. The decrease in Search revenue of $2.4 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Local revenues of $1.6 million was primarily due to the decreased number of Local Deals vouchers sold and a decrease in the average take rate earned on vouchers sold and a decrease in the average take rate earned by us from the merchants for the voucher sold.
North America revenues increased $238,000 in 2012 compared to 2011. This increase was primarily due to an increase in Local revenues, offset by a decrease in Search and Travel revenues. The increase in Local revenue of $2.3 million was primarily due to the increased number of Local Deals vouchers sold. The decrease in Travel revenue of $1.2 million was primarily due to lower Top 20 and Newsflash revenue related to certain online booking engines, hotels and airlines, offset by an increase from Getaway due to increased number of Getaway vouchers sold. The decrease in Search revenue of $879,000 was primarily due to the reduced number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
Europe
Europe revenues increased $3.9 million in 2013 compared to 2012. This increase was primarily due to an increase in Travel revenues offset by a decrease in Search revenue. The increase in Travel revenue of $4.8 million was primarily due to an increase from Getaway due to increased number of Getaway vouchers sold and an increase in revenues from travel publications due to an increased number of e-mails delivered. The decrease in Search revenue of $885,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

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
For 2013, 2012 and 2011, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $70,000 for 2013. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $1.4 million and $1.7 million for 2012 and 2011, respectively.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $17.4 million, $15.7 million and $13.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Cost of revenue increased $1.7 million in 2013 compared to 2012. This increase was primarily due to an increase of $1.1 million in payments made to third-party partners of the Travelzoo Network, an increase of $488,000 in Local Deals and Getaway costs including a $545,000 increase in credit card fees and a $449,000 increase in salary and employee related expenses due primarily to an increase in customer service headcount, offset by an $819,000 decrease in subscriber refunds.
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

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $74.9 million, $68.2 million and $65.5 million for 2013, 2012 and 2011, respectively. Advertising expenses accounted for 36%, 41% and 49%, respectively, of total sales and marketing expenses and consisted primarily of online advertising which we refer to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers for our e-mail products, increase the traffic to our websites, and increase brand awareness.
Sales and marketing expenses increased $6.6 million in 2013 compared to 2012. The increase was primarily due to an $8.8 million increase in salary and employee related expenses due primarily to an increase in headcount, offset by a $1.6 million decrease in Search traffic acquisition costs. These increases in salary and employee related expenses were aligned with our investments intended to drive future growth, which were focused on increasing sales headcount, our analytic capabilities and our audience, both in terms of number of subscribers and the size of our audience from growing sources such as mobile devices and social media.
Sales and marketing expenses increased $2.7 million in 2012 compared to 2011. The increase was primarily due to a $6.3 million increase in salary and employee related expenses due primarily to an increase in headcount, and a $1.0 million increase in Search traffic acquisition costs, offset by a $2.0 million dollar decrease in television advertising expense and a $2.6 million decrease in subscriber acquisition costs.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $41.7 million, $38.7 million and $34.5 million for 2013, 2012 and 2011, respectively.
General and administrative expenses increased $3.0 million in 2013 compared to 2012. The increase was primarily due to a $1.9 million increase in salary and employee related expenses due primarily to an increase in product development headcount, and a $1.2 million increase in rent, office and insurance expense due to the continuing expansion of our business.
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
Unexchanged Promotional Shares
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to a previously-announced unclaimed property review. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation following a 2002 merger, as previously disclosed in the company’s report on Form 10-K. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as shareholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. Under the terms of the agreement, the Company made a $20.0 million cash payment to the State of Delaware in April 2011 and received a complete release of those claims. The $20.0 million payment was recorded as an expense in the three months ended March 31, 2011.
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

In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states.
See Note 1 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares contingency.
Other Income
Other income consisted primarily of interest earned on cash, cash equivalents and restricted cash as well as income from Travelzoo Asia Pacific. Other income was $429,000, $309,000 and $302,000 for 2013, 2012 and 2011, respectively. Other income increased $120,000 from 2012 to 2013. This increase was primarily due to higher income related to Travelzoo Asia Pacific and increased interest income due to higher cash balances. Other income increased $7,000 from 2011 to 2012. This increase was primarily due to increased interest income due to higher cash balances.
Income Taxes
Our income is generally taxed in the U.S. and Canada and our income tax provision reflect federal, state and country statutory rates applicable to our levels of income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $7.7 million, $7.6 million and $12.0 million for 2013, 2012 and 2011, respectively. Our effective tax rate was 285%, 29% and 78% for 2013, 2012 and 2011, respectively.
Our effective tax rate increased in 2013 compared to 2012 due primarily to the $22.0 million expense for the unexchanged promotional shares that was treated as having no recognizable tax benefit in the year ended December 31, 2013 compared to the $3.0 million expense for the unexchanged promotional shares that was treated as having no recognizable tax benefit in the year ended December 31, 2012. During 2013, an income tax benefit of $1.1 million was recorded to recognize the utilization of the foreign net operating loss carryforward deferred tax assets in 2013. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, and the need for valuation allowances on certain tax assets, if any.
The total amount of the valuation allowance at December 31, 2013 decreased $1.1 million from the amount recorded as of December 31, 2012, primarily due to the utilization of foreign net operating loss carryforwards in 2013.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $2.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations.

Segment Information
North America

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$111,955	$108,787	$108,549
Income from operations	$16,567	$21,481	$30,110
Income from operations as a % of revenues	15%	20%	28%

North America revenues increased $3.2 million in 2013 compared to 2012 (see “Revenues” above). North America expenses increased $8.2 million from 2012 to 2013. This increase was primarily due to an $8.1 million increase in salary and employee related expenses due primarily to a headcount increase.
North America revenues increased $238,000 in 2012 compared to 2011 (see “Revenues” above). North America expenses increased $9.1 million from 2011 to 2012. This increase was primarily due to a $6.6 million increase in salary and employee related expenses due primarily to a headcount increase, a $2.0 million increase in cost of revenue primarily related to an increase in payments made to third-party partners of the Travelzoo Network, Local Deals and Getaway credit card fees, customer service and certain subscriber refunds, and a $1.8 million increase in Search traffic acquisition costs, offset by a $2.0 million decrease in television advertising expense and a $794,000 decrease in subscriber acquisition cost.
Europe

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$46,279	$42,381	$39,793
Income from operations	$7,710	$7,008	$4,912
Income from operations as a % of revenues	17%	17%	12%

Europe revenues increased $3.9 million in 2013 compared to 2012 (see “Revenues” above). Europe expenses increased $3.5 million from 2012 to 2013. This increase was primarily due to a $2.8 million increase in salary and employee related expense due primarily to a headcount increase, and a $616,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees and customer service.
Europe revenues increased $2.6 million in 2012 compared to 2011 (see “Revenues” above). Europe expenses increased $500,000 from 2011 to 2012. This increase was primarily due to a $451,000 increase in cost of revenue primarily related to an increase in Local Deals and Getaway credit card fees, customer service and certain subscriber refunds, and a $2.1 million increase in salary and employee related expense due primarily to a headcount increase, offset by a $1.8 million decrease in subscriber acquisition cost.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $55,000, $16,000 and $119,000 for 2013, 2012 and 2011, respectively.
Liquidity and Capital Resources
As of December 31, 2013, we had $66.2 million in cash and cash equivalents, of which $48.4 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $61.2 million as of December 31, 2012 primarily as a result of cash provided by operating activities, offset by cash used in investing and financing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Year Ended December 31,
	2013	2012	2011
	( In thousands)
Net cash provided by operating activities	$16,852	$36,700	$15,631
Net cash used in investing activities	(3,675)	(3,693)	(2,460)
Net cash used in financing activities	(8,452)	(11,510)	(14,815)
Effect of exchange rate changes on cash and cash equivalents	329	928	(796)
Net increase (decrease) in cash and cash equivalents	$5,054	$22,425	$(2,440)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $16.8 million for 2013, which consisted of a net loss of $5.0 million, adjustments for non-cash items of $5.1 million and a $16.8 million increase in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $3.0 million of stock-based compensation expense and $1.4 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in working capital activities primarily consisted of $9.7 million in accrued expenses for unexchanged promotional shares, $4.0 million in income taxes receivable and $2.8 million in accounts payable.
Net cash provided by operating activities was $36.7 million for 2012, which consisted of a net income of $18.2 million, adjustments for non-cash items of $1.7 million and a $16.8 million increase in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $1.2 million of stock-based compensation expense and $2.5 million of depreciation and amortization expense on property and equipment, offset by $2.2 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of $6.5 million in accounts payable, $5.6 million in accrued expenses and $5.2 million in income taxes receivable.
Net cash provided by operating activities was $15.6 million for 2011, which consisted of a net income of $3.3 million, adjustments for non-cash items of $3.0 million and a $9.3 million increase in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $2.7 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in working capital activities primarily consisted of $12.1 million in accounts payable, offset by $3.1 million in income taxes receivable.
Cash paid for income tax was in 2013, 2012 and 2011 was $2.6 million, $4.9 million and $15.0 million, respectively.
Net cash used in investing activities for 2013, 2012 and 2011 was $3.7 million, $3.7 million and $2.5 million, respectively. The cash used in investing activities in 2013 was due primarily to $5.5 million in purchases of property and equipment, offset by $1.8 million release of restricted cash. Net cash used in investing activities in 2012 and 2011 were due primarily to purchases of property and equipment.

Net cash used in financing activities for 2013, 2012 and 2011was $8.5 million, $11.5 million and $14.8 million, respectively, which was due primarily to repurchases of our common stock.

In April 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to the Company’s unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013. The Company has maintained estimated reserves related to the remaining states for potential claims and future settlements.

The Company is continuing its program under which it makes cash payments to people who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period.

See Note 1 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares contingency and related cash program.

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments to former stockholders of Travelzoo.com Corporation or to their original domicile state as unclaimed property, expansion of our operations, and the amount of resources we devote to promoting awareness of our Travelzoo and Fly.com brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received. In addition, we do not know if the current unclaimed property audits that are focused on the unexchanged promotional shares will result in additional payments, in excess of our reserves, to states or former stockholders of Travelzoo.com Corporation.
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
Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, unanticipated events and opportunities or a less favorable than expected development of our business with one or more of advertising formats may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements.
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
The information set forth under “Note 5 — Commitments and Contingencies” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$5,650	$4,781	$4,139	$3,658	$3,146	$11,842	$33,216
Purchase obligations	1,332	370	17	—	—	—	1,719
Total commitments	$6,982	$5,151	$4,156	$3,658	$3,146	$11,842	$34,935

We also have contingencies related to net unrecognized tax benefits of approximately $10.4 million as of December 31, 2013. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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

Revenue Recognition
We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered and the voucher sale has been completed.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•
Collection is deemed reasonably assured. We conduct a credit review for all advertising transactions at the time of the arrangement to determine the creditworthiness of the advertiser. Collection is deemed reasonably assured if we expect that the advertiser will be able to pay amounts under the arrangement as payments become due. Collection is deemed not reasonably assured when an advertiser is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due. If we determine that collection is not reasonably assured, then we defer the revenue and recognize the revenue upon cash collection. Collection is deemed reasonably assured for our voucher sales to consumers as these transactions require the use of credit cards subject to authorization.

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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2013 and 2012, our effective tax rates were 285% and 29%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, state unclaimed property claims and lawsuits, including a derivative lawsuit as well as a patent infringement lawsuit. Please refer to Note 5 to the accompanying consolidated financial statements for further information regarding our loss contingencies.
Recent Accounting Pronouncements
See “Note 1 — Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included in this report, regarding our significant accounting policies and any impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of December 31, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $157,000 foreign exchange loss for the year ended December 31, 2013.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:
We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Travelzoo's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
February 11, 2014

TRAVELZOO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$66,223	$61,169
Accounts receivable, less allowance for doubtful accounts of $428 and $498 as of December 31, 2013 and 2012, respectively	13,986	13,626
Income tax receivable	2,656	6,682
Deposits	396	389
Prepaid expenses and other current assets	3,202	2,260
Deferred tax assets	1,143	2,194
Restricted cash	200	—
Funds held for reverse/forward stock split	13,668	—
Total current assets	101,474	86,320
Deposits, less current portion	1,168	1,107
Deferred tax assets, less current portion	2,032	1,710
Restricted cash	1,479	3,396
Property and equipment, net	8,245	4,314
Intangible assets, net	404	986
Total assets	$114,802	$97,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,766	$28,695
Accrued expenses	10,543	8,993
Deferred revenue	1,578	2,698
Deferred rent	281	280
Reserve for unexchanged promotional shares	12,726	3,000
Payable to shareholders for reverse/forward stock split	13,668	—
Total current liabilities	70,562	43,666
Long-term tax liabilities	10,436	10,030
Deferred rent, less current portion	2,469	798
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued and 14,991 shares outstanding as of December 31, 2013 and 15,801 shares issued and 15,362 shares outstanding as of December 31, 2012)	163	163
Treasury stock (at cost, 810 shares and 439 shares at December 31, 2013 and 2012, respectively)	(15,662)	(7,898)
Additional paid-in capital	10,247	8,863
Retained earnings	37,117	42,948
Accumulated other comprehensive loss	(530)	(737)
Total stockholders’ equity	31,335	43,339
Total liabilities and stockholders’ equity	$114,802	$97,833

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$158,234	$151,168	$148,342
Cost of revenues	17,402	15,745	13,283
Gross profit	140,832	135,423	135,059
Operating expenses:
Sales and marketing	74,870	68,242	65,490
General and administrative	41,684	38,692	34,547
Unexchanged promotional shares	22,000	3,000	20,000
Total operating expenses	138,554	109,934	120,037
Income from operations	2,278	25,489	15,022
Other income	429	309	302
Income before income taxes	2,707	25,798	15,324
Income taxes	7,718	7,600	12,005
Net income (loss)	$(5,011)	$18,198	$3,319
Basic net income (loss) per share	$(0.33)	$1.15	$0.20
Diluted net income (loss) per share	$(0.33)	$1.14	$0.20
Shares used in computing basic net income (loss) per share	15,269	15,866	16,315
Shares used in computing diluted net income (loss) per share	15,269	15,901	16,414

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(5,011)	$18,198	$3,319
Other comprehensive income (loss):
Foreign currency translation adjustment	207	685	(384)
Total comprehensive income (loss)	$(4,804)	$18,883	$2,935

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	16,444	$164	—	$6,598	$40,165	$(1,038)	$45,889
Stock-based compensation expense	—	—	—	750	—	—	750
Proceeds from exercise of stock options	18	—	—	40	—	—	40
Repurchase of common stock	(500)	—	(15,123)	—	—	—	(15,123)
Tax benefit from stock option exercise	—	—	—	268	—	—	268
Foreign currency translation adjustment	—	—		—	—	(384)	(384)
Net income	—	—	—	—	3,319	—	3,319
Balances, December 31, 2011	15,962	164	(15,123)	7,656	43,484	(1,422)	34,759
Stock-based compensation expense	—	—	—	1,207	—	—	1,207
Retirement of treasury stock	(161)	(1)	18,735		(18,734)		—
Repurchase of common stock	(439)	—	(11,510)	—	—	—	(11,510)
Foreign currency translation adjustment	—	—	—	—	—	685	685
Net income	—	—	—	—	18,198	—	18,198
Balances, December 31, 2012	15,362	163	(7,898)	8,863	42,948	(737)	43,339
Stock-based compensation expense	—	—	—	1,384	—	—	1,384
Repurchase of common stock	(371)	—	(7,764)	—	—	—	(7,764)
Shares fractionalized from reverse/forward stock split, including transaction costs	(643)	(6)	(14,017)	—	—	—	(14,023)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	643	6	14,017		(820)		13,203
Foreign currency translation adjustment	—	—	—	—	—	207	207
Net loss	—	—	—	—	(5,011)	—	(5,011)
Balances, December 31, 2013	14,991	$163	$(15,662)	$10,247	$37,117	$(530)	$31,335

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(5,011)	$18,198	$3,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,980	2,539	2,725
Deferred income tax	706	(2,178)	(337)
Stock-based compensation	1,384	1,207	750
Provision for losses on accounts receivable	(29)	162	52
Tax benefit of stock option exercise	—	—	(268)
Net foreign currency effect	33	(4)	81
Changes in operating assets and liabilities:
Accounts receivable	(173)	(285)	(146)
Deposits	(50)	(406)	(667)
Income tax receivable	4,042	5,171	(3,093)
Prepaid expenses and other current assets	(1,058)	15	(635)
Accounts payable	2,826	6,475	12,125
Accrued expenses	1,515	2,568	256
Deferred revenue	(1,121)	513	853
Deferred rent	682	45	209
Income tax payable	(6)	(285)	(369)
Reserve for unexchanged promotional shares	9,726	3,000	—
Other non-current liabilities	406	(35)	776
Net cash provided by operating activities	16,852	36,700	15,631
Cash flows from investing activities:
Purchases of property and equipment	(5,461)	(2,744)	(2,460)
Purchases of intangible asset	—	(677)	—
Release (increase) of restricted cash	1,786	(272)	—
Net cash used in investing activities	(3,675)	(3,693)	(2,460)
Cash flows from financing activities:
Repurchase of common stock	(7,764)	(11,510)	(15,123)
Reverse/forward stock split, including transaction costs	(688)	—	—
Proceeds from exercise of stock options	—	—	40
Tax benefit of stock option exercise	—	—	268
Net cash used in financing activities	(8,452)	(11,510)	(14,815)
Effect of exchange rate changes on cash and cash equivalents	329	928	(796)
Net increase (decrease) in cash and cash equivalents	5,054	22,425	(2,440)
Cash and cash equivalents at beginning of year	61,169	38,744	41,184
Cash and cash equivalents at end of year	$66,223	$61,169	$38,744
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$2,609	$4,937	$15,025
Funds held by transfer agent for settlement of reverse/forward stock split	$13,558	—	—
Payable to shareholders for reverse/forward stock split	$13,668	—	—
Leasehold improvements funded by landlord	$705	—	—
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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies. In addition, our Travelzoo websites include our Local Deals and Getaway products that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. Vouchers are redeemable at the local businesses during the promotional period. We receive a percentage of the face value of the voucher from the local businesses.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2013, Azzurro is the Company's largest stockholder, holding approximately 48.2% of the outstanding shares.
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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2013, there were 14,991,179 shares of common stock outstanding.
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
Since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the United States. The auditing firm representing these states in the reviews has presented to the Company preliminary findings, which relate primarily to the promotional shares which remained unexchanged in the 2002 merger that were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge for the contingency related to the promotional shares which remained unexchanged in the 2002 merger.
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states.
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence.
The Company intends to continue to challenge the applicability of escheat rights with the remaining states, in that, among other reasons, the shares of the predecessor Bahamas corporation were offered for free as part of a promotional incentive program to qualified individuals. In addition, there were certain conditions applicable to the issuance of shares to so-called "Netsurfer" stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares, and the remaining Netsurfer stockholders who have not qualified to receive shares in the Company, or who have not participated in the cash payments program referred to below, have not demonstrated their actual compliance with the conditions to the issuance of shares by Travelzoo.com Corporation. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In response to the pending reviews referred to above, and in response to other persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares.

The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying consolidated financial statements include a charge in general and administrative expenses of $23,000 for these cash payments for the year ended December 31, 2013.
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
Advertising revenues are recognized in the period in which the advertisement is displayed or the voucher sale has been completed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured.
The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered or the voucher sale has been completed .

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•
Collection is deemed reasonably assured. The Company conducts a credit review for all advertising transactions at the time of the arrangement to determine the creditworthiness of the advertiser. Collection is deemed reasonably assured if it is expected that the advertiser will be able to pay amounts under the arrangement as payments become due. Collection is deemed not reasonably assured when an advertiser is perceived to be in financial distress, which may be evidenced by weak industry condition, bankruptcy filing, or previously billed amounts that are past due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection. Collection is deemed reasonably assured for our voucher sales to consumers as these transactions require the use of credit cards subject to authorization.

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
(e) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

(f) Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with remaining maturities of less than three months on the date of purchase.

(g) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. The Company also includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its website and processes supporting the Company’s business in accordance with the framework established by the FASB accounting guidance for accounting for the cost of computer software developed or obtained for internal use and accounting for website development costs. Costs incurred in the planning stage and operating stage are expensed as incurred while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.
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
(h) Advertising Costs
Advertising production costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $26.9 million, $28.3 million and $32.0 million for years ended December 31, 2013, 2012 and 2011, respectively. In the years ended December 31, 2013, 2012 and 2011, approximately $19.2 million, $19.6 million, and $19.5 million, respectively, of advertising services was purchased from the Company’s advertisers under non-barter agreements and recorded in sales and marketing expense.
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
(j) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of the FASB accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during years ended December 31, 2013, 2012 and 2011.
(k) Stock-Based Compensation
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. Total stock-based compensation for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.2 million and $750,000, respectively. See Note 9 to the accompanying consolidated financial statements for a further discussion on stock-based compensation.
(l) Foreign Currency
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

(m) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2013 and 2012, the Company did not have any customers that accounted for 10% or more of its accounts receivable.
(n) Recent Accounting Pronouncements
In February 2013, the FASB amended ASU 2011-5 to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. The Company adopted the amended accounting standard on January 1, 2013 by electing to present the reclassification adjustments and other required disclosures in a separate footnote and the adoption of this new accounting standard did not have a material impact on the Company’s consolidated results of operations and financial condition.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Basic net income (loss) per share:
Net income (loss)	$(5,011)	$18,198	$3,319
Weighted average common shares	15,269	15,866	16,315
Basic net income (loss) per share	$(0.33)	$1.15	$0.20
Diluted net income (loss) per share:
Net income (loss)	$(5,011)	$18,198	$3,319
Weighted average common shares	15,269	15,866	16,315
Effect of dilutive securities: stock options	—	35	99
Diluted weighted average common shares	15,269	15,901	16,414
Diluted net income (loss) per share	$(0.33)	$1.14	$0.20

For the year ended December 31, 2013, options to purchase 475,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
For the year ended December 31, 2012, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
For the year ended December 31, 2011, all options outstanding were included in the computation of diluted net income per share.

Note 3: Financial Instruments
At December 31, 2013, restricted cash consisted primarily of a certificate of deposit for $875,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and a $804,000 deposit with our banks in Europe for our merchant accounts. Cash equivalents consist of highly liquid investments with maturities of 3 months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as Level 1.
The fair value of these financial assets was determined using the following inputs at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2013:
Money market funds	$733	$733	$—	$—
Total	$733	$733	$—	$—
Balance at December 31, 2012:
Money market funds	$13,866	$13,866	$—	$—
Total	$13,866	$13,866	$—	$—

At December 31, 2013, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no changes in Level 1, Level 2 and Level 3, and no changes in valuation techniques for these assets or liabilities for the year ended December 31, 2013.

Note 4: Balance Sheet Components
The details of prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses	$2,172	$1,741
Other current assets	1,030	519
Total prepaid expenses and other current assets	$3,202	$2,260
The details of property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Computer hardware and software	$3,543	$3,294
Office equipment and office furniture	8,923	6,732
Capitalized internal-use software and website development	2,484	1,319
Leasehold improvements	4,300	1,841
	19,250	13,186
Less accumulated depreciation and amortization	(11,005)	(8,872)
Total	$8,245	$4,314
Depreciation expense was $2.6 million, $2.1 million, and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Amortization of capitalized internal-use software and website development costs was zero, $31,000 and $434,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, leasehold improvements and capitalized internal-use software and website development costs include $321,000 and $1.2 million, respectively, of in process construction and development expected to be deployed in 2014.
The details of intangible consist of the following (in thousands):

	December 31,
	2013	2012
Internet domain names and technology	$2,813	$2,805
Accumulated amortization	(2,409)	(1,819)
Total	$404	$986

Intangible assets have a useful life of 3 to 5 years. For the years ended December 31, 2013, 2012 and 2011, amortization expense was $585,000, 406,000, and $354,000, respectively.
Future expected amortization expense related to intangible assets at December 31, 2013 is as follows (in thousands):

2014	$235
2015	$169
Total	$404

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

The details of changes to the allowance for doubtful accounts and reserve for subscriber refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for subscriber refunds
Balance at January 1, 2011	$386	$70
Additions — charged to costs and expenses, or contra revenue, net	173	2,234
Deductions — recoveries of amounts previously charged-off	(123)	—
Deductions — write-offs	(36)	(1,411)
Balance at December 31, 2011	400	893
Additions — charged to costs and expenses, or contra revenue, net	304	2,275
Deductions — recoveries of amounts previously charged-off	—	—
Deductions — write-offs	(206)	(2,178)
Balance at December 31, 2012	498	990
Additions — charged to costs and expenses, or contra revenue, net	77	818
Deductions — recoveries of amounts previously charged-off	(21)	—
Deductions — write-offs	(126)	(1,052)
Balance at December 31, 2013	$428	$756

Local Deals and Getaway merchant payable included in accounts payable was $27.2 million and $23.4 million, as of December 31, 2013 and 2012, respectively.

The details of accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued advertising expense	$2,859	$2,059
Accrued compensation expense	4,718	3,879
Accrued payments to merchants	98	101
Other accrued expenses	2,112	1,964
Reserve for subscriber refunds	756	990
Total accrued expenses	$10,543	$8,993

Note 5: Commitments and Contingencies
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
On January 27, 2012, a purported shareholder of Travelzoo commenced a suit in the Supreme Court of New York that asserts claims derivatively on behalf of Travelzoo Inc. for breaches of fiduciary duty against Travelzoo’s board of directors. The complaint also asserts claims for breaches of fiduciary duty and unjust enrichment against Ralph Bartel and Azzurro Capital Inc. The complaint challenges Travelzoo’s sale of its Asia Pacific division for $3.6 million to Azzurro and alleges that the transaction was not entirely fair to the Company. On January 21, 2014, the court granted defendants’ motions to dismiss and dismissed the action in its entirety with prejudice. The plaintiff may decide to appeal the decision. Since derivative claims are an attempt by a plaintiff shareholder to assert claims on behalf of the Company, we do not anticipate any potential loss to the Company from these actions.
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the promotional shares, which remained unexchanged in the 2002 merger (unexchanged promotional shares) as discussed further in Note 1. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who established their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware in April, 2011 and received a complete release of those claims.
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
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claim are subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states.
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence.

The Company intends to continue to challenge the applicability of escheat rights with the remaining states, in that, among other reasons, the shares of the predecessor Bahamas corporation were offered for free as part of a promotional incentive program to qualified individuals. In addition, there were certain conditions applicable to the issuance of shares to so-called “Netsurfer” stockholders, including requirements that (i) they be at least 18 years of age, (ii) they be residents of the U.S. or Canada, and (iii) they not apply for shares more than once. The Netsurfer stockholders were advised that failure to comply could result in cancellation of their shares in Travelzoo.com Corporation. Travelzoo.com Corporation was not able to verify that the applicants met the requirements referred to above at the time of their applications for issuance of shares, and the remaining Netsurfer stockholders who have not qualified to receive shares in the Company, or who have not participated in the cash payments program referred to below, have not demonstrated their actual compliance with the conditions to the issuance of shares by Travelzoo.com Corporation. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In response to the pending reviews referred to above, and in response to other persons claiming to be former stockholders of Travelzoo.com Corporation, the Company intends to assert that the claimant must establish that the original Netsurfer stockholders complied with the conditions to issuance of their shares.
The ultimate resolution of this matter with the remaining states may take longer than one year; however, we have included the estimated loss for these remaining states potential claims in our reserves. The total amount of exposure of this contingency is dependent upon the manner in which each state applies its unclaimed property laws, including whether penalties and interest are applicable.
The Company is continuing its program under which it makes cash payments to people whose shares were not delivered to a state pursuant to the unclaimed property settlements. Such people must establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation and failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying consolidated financial statements include a charge in general and administrative expenses of $23,000 for these cash payments for the year ended December 31, 2013. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between February 28, 2014 and March 16, 2024. Rent expense was $5.6 million, $5.0 million and $4.7 million for years ended December 31, 2013, 2012 and 2011, respectively. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The future minimum lease payments under these operating leases as of December 31, 2013 were as following (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum rental payments	$5,650	$4,781	$4,139	$3,658	$3,146	$11,842	$33,216
Note 6: Income Taxes
The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$(6,964)	$16,682	$7,252
Foreign	9,671	9,116	8,072
	$2,707	$25,798	$15,324

Income tax expense consists of current and deferred components categorized by federal, state and foreign jurisdictions, as shown below. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the table below:

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2013
Federal	$5,504	$21	$5,525
State	1,023	(30)	993
Foreign	517	683	1,200
	$7,044	$674	$7,718
Year Ended December 31, 2012
Federal	$7,692	$(640)	$7,052
State	952	(204)	748
Foreign	610	(810)	(200)
	$9,254	$(1,654)	$7,600
Year Ended December 31, 2011
Federal	$10,820	$(357)	$10,463
State	591	1	592
Foreign	950	—	950
	$12,361	$(356)	$12,005

During 2012, an income tax benefit of $800,000 was recorded to recognize the foreign net operating loss carryforward deferred tax assets due to a partial release of valuation allowance. During 2011, an income tax benefit of $268,000 was recorded in stockholders’ equity for the tax benefit of stock option exercises.

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax at statutory rates	$947	$9,029	$5,363
State taxes, net of federal income tax benefit	694	489	385
Foreign losses not benefited	—	—	—
Change of valuation allowance	(1,131)	(2,453)	(1,235)
Unexchanged promotional shares	7,700	1,050	7,000
Non-deductible expenses and other	(492)	(515)	492
Total income tax expense	$7,718	$7,600	$12,005
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Foreign net operating loss carryforwards	$76	$1,936
State income taxes	415	565
Accruals and allowances	1,141	697
Stock based compensation	1,618	1,094
Capital loss	1,713	1,754
Deferred revenue	411	790
Deferred rent	54	302
Property, equipment and intangible assets	(145)	7
Total deferred tax assets	5,283	7,145
Valuation allowance	(1,713)	(2,886)
Total deferred tax assets net of valuation allowance	3,570	4,259
Deferred tax liabilities:
U.S. tax on undistributed earnings	(395)	(355)
Property, equipment and intangible assets	—	—
Total deferred tax liabilities	(395)	(355)
Net deferred tax assets	$3,175	$3,904
The total amount of the valuation allowance at December 31, 2013 decreased $1.1 million from the amount recorded as of December 31, 2012, primarily due to the utilization of foreign net operating loss carryforwards in 2013. The Company also has a valuation allowance of $1.7 million as of December 31, 2013 related to the capital loss carryforward for which it is more likely than not that the tax benefit will not be realized. If not utilized, the capital loss carryforward will expire in 2014.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $2.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2013, the Company had approximately $9.3 million in total unrecognized tax benefits, approximately $1.0 million in accrued interest, of which $432,000 was accrued in 2013, and approximately $80,000 in accrued penalties, of which none was accrued in 2013. Unrecognized tax benefits of approximately $7.9 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million which if recognized, would be recorded in discontinued operations. The increase in the unrecognized tax benefit for the year ended December 31, 2012 was related to a deduction taken on the Company's 2011 U.S. federal and state income tax returns for the $20.0 million settlement with the State of Delaware. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2011	$1,366
Increase related to prior year tax positions	510
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	(42)
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2011	1,834
Increase related to prior year tax positions	47
Decrease related to prior year tax positions	(9)
Increase related to current year tax positions	7,851
Settlements	(251)
Lapse of statute of limitations	(107)
Unrecognized tax benefits balance at December 31, 2012	9,365
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increase related to current year tax positions	38
Settlements	(58)
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2013	$9,345
The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$(737)	$(1,422)	$(1,038)
Other comprehensive income due to foreign currency translation	207	685	(384)
Ending balance	$(530)	$(737)	$(1,422)
There were no amounts reclassified from accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011.

Note 8: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for our international employees. The Company’s contributions to these benefit plans were approximately $1.5 million, $1.2 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 9: Stock-Based Compensation and Stock Options
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the year ended December 31, 2011, the Company recorded $268,000 of excess tax benefit. For the years ended December 31, 2012 and 2013, there were no stock option exercises and no excess tax benefits.
In October 2001, the Company granted to each director fully vested and exercisable options to purchase 30,000 shares of common stock with an exercise price of $2.00 per share for their services as a director in 2000 and 2001. A total of 210,000 options were granted. The options expired in October 2011. During the years ended December 31, 2011, 2008, 2005 and 2004, 12,725 options, 30,000 options, 17,275 options and 150,000 options, respectively, were exercised.
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
In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting on July 1, 2011. The options expire in November 2019. As of December 31, 2013, 225,000 of the options are vested and 300,000 options are outstanding.
In January 2012, the Company granted executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. As of December 31, 2013, 25,000 of the options are vested and 100,000 options are outstanding.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of December 31, 2013, none of these options were vested and 75,000 options were outstanding.

Total stock-based compensation for fiscal years 2013, 2012 and 2011 was $1.4 million, $1.2 million and $750,000, respectively.
The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2013, 2012 and 2009. The Company does not have enough historical exercise data to estimate the expected life of the options and therefore used an expected life of 6.25 years, as defined under the simplified method, which is using an average of the contractual term and vesting period of the stock options. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
The fair value of 2013, 2012 and 2009 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2009
Weighted-average fair value of options granted per share	$18.87	$19.08	$11.56
Historical volatility	70%	74%	93%
Risk-free interest rate	1.70%	1.11%	2.56%
Dividend yield	—	—	—
Expected life in years	6.25	6.25	6.25
As of December 31, 2013, there was approximately $375,000 of unrecognized stock-based compensation expense related to outstanding 2009 stock options. This amount is expected to be recognized over 6 months. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
As of December 31, 2013, there was approximately $974,000 of unrecognized stock-based compensation expense related to outstanding 2012 stock options. This amount is expected to be recognized over 2.1 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
As of December 31, 2013, there was approximately $1.3 million of unrecognized stock-based compensation expense related to outstanding 2013 stock options. This amount is expected to be recognized over 3.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Option activities during the years ended December 31, 2011, 2012, and 2013 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2011	317,725	$14.26	8.44 years	$8,616
Exercised	(17,725)	$2.28
Outstanding at December 31, 2011	300,000	$14.97	7.89 years	$2,883
Exercisable and fully vested at December 31, 2011	75,000	$14.97	7.89 years	$721
Outstanding at January 1, 2012	300,000	$14.97
Options granted	100,000	$28.98
Outstanding at December 31, 2012	400,000	$18.47	7.43 years	$1,206
Exercisable and fully vested at December 31, 2012	150,000	$14.97	6.89 years	$603
Outstanding at January 1, 2013	400,000	$18.47
Options granted	75,000	$29.58
Outstanding at December 31, 2013	475,000	$20.23	6.93 years	$1,905
Exercisable and fully vested at December 31, 2013	250,000	$16.37	6.10 years	$1,429
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2013, 2012 and 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013, 2012, and 2011. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
The total intrinsic value of options exercised in the year ended December 31, 2011 was $628,000.
Outstanding options at December 31, 2013 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$14.97	300,000	5.89 years	$14.97	225,000	5.89 years	$14.97
$28.98	100,000	8.07 years	$28.98	25,000	8.07 years	$28.98
$29.58	75,000	9.56 years	$29.58	—	—	$29.58
Note 10: Stock Repurchase Program
The Company's repurchase programs assist in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In August 2011, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 shares of common stock. During the year ended December 31, 2011, the Company repurchased 500,000 shares of common stock for an aggregate purchase price of $15.1 million and completed the share repurchases under this program. The 500,000 repurchased shares were recorded as part of treasury stock as of December 31, 2011 and were retired as of December 31, 2012.

In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended September 30, 2012, the Company repurchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million. The 161,000 shares repurchased were retired as of September 30, 2012. During the three months ended December 31, 2012, the Company repurchased 439,000 shares of common stock for an aggregate purchase price of $7.9 million. The 439,000 shares repurchased were recorded as part of treasury stock as of December 31, 2012.
During the year ended December 31, 2013, the Company repurchased 371,000 shares of common stock for an aggregate purchase price of $7.8 million. The 371,000 shares repurchased were recorded as part of treasury stock as of December 31, 2013.
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock.
Note 11: Reverse/Forward Stock Split
On June 11, 2013, a Special Committee of the Company’s Board of Directors, consisting of three independent directors, unanimously approved a reverse/forward stock split transaction (collectively referred to as the “reverse/forward split”), subject to shareholder approval. The reverse/forward split was intended to reduce the Company’s shareholder account administration costs by reducing the number of its shareholders.
On September 12, 2013, at the Company’s annual shareholders meeting, Travelzoo shareholders voted in favor of the reverse/forward split, with the transaction receiving the votes of both (A) a majority of the issued and outstanding shares of common stock and (B) a majority of the issued and outstanding shares of common stock that are not held or controlled, directly or indirectly, by directors or officers of the Company, including, without limitation, the shares held by Azzurro Capital Inc., our principal stockholder.
On November 6, 2013, the Special Committee approved the execution of the transaction after receiving an opinion from a financial advisor regarding the fairness of the transaction from a financial point of view to the Company's shareholders whose positions, individually considered, consisted of fewer than 25 shares, of the per-share consideration to be received by such shareholders in the reverse/forward split. The Special Committee received legal counsel from Young Conaway Stargatt & Taylor, LLP in connection with its review of the transaction. In addition, the Company received legal counsel from Skadden, Arps, Slate, Meagher & Flom LLP and Bryan Cave LLP in connection with the transaction.
On November 6, 2013, based upon the Special Committee’s approval of the transaction and the receipt of a fairness opinion from the financial advisor, the Company executed the shareholder approved reverse/forward split.
The reverse/forward split transaction consisted of a 1-for-25 reverse stock split of the Company's outstanding common stock, followed immediately by a 25-for-1 forward stock split. Shareholders who held less than 25 shares immediately prior to the reverse stock split received a right to cash payment based on and equal to their resulting fractional interest times the price of a share equal to the higher of (a) the trailing ten day average trading price of the Company’s common stock immediately preceding the consummation date of the reverse/forward split or (b) the average aggregate sales price received in the sale on the open market of the shares resulting from aggregation of the fractionalized interests. Shareholders that held 25 or more shares of common stock immediately before the reverse/forward split did not receive a right to cash payment; instead these shareholders continued to hold the same number of shares after completion of the reverse/forward split as they held immediately prior. A description of the terms and conditions of the reverse/forward split was set forth in the Company’s definitive Proxy Statement for the 2013 annual shareholders meeting filed with the U.S. Securities and Exchange Commission on July 25, 2013.
The reverse/forward split resulted in approximately 643,218 of the Company’s outstanding shares being fractionalized. Shareholders holding less than 25 shares of common stock immediately prior to the reverse split did not receive fractional shares in the reverse stock split; instead these shareholders had their shares converted into the right to receive a cash payment in exchange for and in proportion to the fractional share interests resulting from the reverse stock split. To fund the cash payment due to shareholders that held a right to receive cash from the transaction, the fractional share interests were aggregated by the Company’s transfer agent, who sold the aggregated shares in the open market following the execution of the transaction.
As of December 31, 2013, the Company completed the sales of the aggregated fractional shares from the reverse/forward split in the open market and the sales proceeds of $13.6 million are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of December 31, 2013, the total amount payable of $13.7 million to fractionalized shareholders as a result of the execution of the reverse/forward split is reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.

The Company’s retained earnings includes a total adjustment of $820,001 related to the reverse/forward split, which includes transaction costs and the amount required to be funded by the Company in excess of the funds received from the open market sales of the aggregated fractional shares for the transaction.
Subsequent to December 31, 2013, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $329,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates.
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
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2013	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$111,955	$46,279	$—	$158,234
Intersegment revenues	814	452	(1,266)	—
Total net revenues	112,769	46,731	(1,266)	158,234
Operating income	$16,568	$7,710	$(22,000)	$2,278

Year Ended December 31, 2012	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$108,787	$42,381	$—	$151,168
Intersegment revenues	728	143	(871)	—
Total net revenues	109,515	42,524	(871)	151,168
Operating income	$21,481	$7,008	$(3,000)	$25,489

Year Ended December 31, 2011	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$108,549	$39,793	$—	$148,342
Intersegment revenues	466	134	(600)	—
Total net revenues	109,015	39,927	(600)	148,342
Operating income	$30,110	$4,912	$(20,000)	$15,022

(a)	Amount represents a charge related to unexchanged promotional shares of $22.0 million, $3.0 million and $20.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$6,572	$2,077	$—	$8,649
Total assets	$96,278	$49,668	$(31,144)	$114,802

As of December 31, 2012	North America	Europe	Elimination	Consolidated
Long-lived assets	$3,389	$1,911	$—	$5,300
Total assets	$92,139	$36,595	$(30,901)	$97,833
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2013, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2013 and December 31, 2012, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by type and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaway vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2013	2012	2011
North America
Travel	$63,812	$56,636	$57,795
Search	20,704	23,101	23,980
Local	27,439	29,050	26,774
Total North America revenues	$111,955	$108,787	$108,549
Europe
Travel	$34,635	$29,844	$27,434
Search	3,264	4,149	5,089
Local	8,380	8,388	7,270
Total Europe revenues	$46,279	$42,381	$39,793
Consolidated
Travel	$98,447	$86,480	$85,229
Search	23,968	27,250	29,069
Local	35,819	37,438	34,044
Total revenues	$158,234	$151,168	$148,342
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
United States	$104,650	$101,506	$101,184
United Kingdom	31,270	30,122	27,516
Rest of the world	22,314	19,540	19,642
Total revenues	$158,234	$151,168	$148,342

The following table sets forth long lived asset by geographic area (in thousands):

	December 31,
	2013	2012
United States	$6,557	$3,368
Rest of the world	2,092	1,932
Total long lived assets	$8,649	$5,300
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2013, Azzurro is the Company's largest stockholder, holding approximately 48.2% of the Company's outstanding shares.
In July 2010, the Company entered into an independent contractor agreement with Holger Bartel, the Company’s former Chief Executive Officer, the Company’s Chairman and brother of Ralph Bartel, who founded Travelzoo and who is a director of the Company, to provide consulting services. Fees for these services rendered during the nine months ended September 30, 2011 totaled approximately $380,000. No consulting services were rendered after September 30, 2011 as effective October 1, 2011, Holger Bartel became a full time employee of Travelzoo Inc. pursuant to an employment agreement, which ended on October 31, 2013.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro Capital Inc. entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The net fees generated by the Company under these agreements amounted to $704,000, $536,000 and $616,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s net receivables from the Azzurro Capital Inc. entities operating the Travelzoo business in Asia Pacific under these agreements totaled $189,000 and $260,000 as of December 31, 2013 and 2012, respectively. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

Note 14: Unaudited Quarterly Information
The following represents unaudited quarterly financial data (in thousands, except per share amounts) for 2013 and 2012:

	Quarter Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
Revenues	$37,474	$37,256	$41,327	42,177	$37,028	$35,447	$39,360	$39,333
Cost of revenues	4,670	4,322	4,425	3,985	4,072	3,989	3,630	4,054
Gross profit	32,804	32,934	36,902	38,192	32,956	31,458	35,730	35,279
Operating expenses:
Sales and marketing	17,305	18,449	19,457	19,659	18,489	17,427	16,061	16,265
General and administrative	11,026	10,510	9,651	10,497	10,109	9,836	9,303	9,444
Unexchanged promotional shares	—	22,000	—	—	—	—	—	3,000
Total operating expenses	28,331	50,959	29,108	30,156	28,598	27,263	25,364	28,709
Operating income (loss)	4,473	(18,025)	7,794	8,036	4,358	4,195	10,366	6,570
Other income (expense)	62	224	112	31	91	135	(16)	99
Income (loss) from operations before income tax expense	4,535	(17,801)	7,906	8,067	4,449	4,330	10,350	6,669
Income tax expense	1,305	1,235	2,706	2,472	692	896	3,090	2,922
Net income (loss)	$3,230	$(19,036)	$5,200	$5,595	$3,757	$3,434	$7,260	$3,747
Basic net income (loss) per share	0.21	(1.24)	0.34	0.36	0.25	0.22	0.45	0.23
Diluted net income (loss) per share	$0.21	$(1.24)	$0.34	$0.36	$0.24	$0.22	$0.45	$0.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2013, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
/s/    CHRISTOPHER LOUGHLIN
Christopher Loughlin
Chief Executive Officer
/s/    GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
February 12, 2014

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
Date: February 12, 2014
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

Signatures	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board of Directors	February 12, 2014
Holger Bartel

/s/ CHRISTOPHER LOUGHLIN	Chief Executive Officer	February 12, 2014
Christopher Loughlin

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	February 12, 2014
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	February 12, 2014
Ralph Bartel

/s/ MICHAEL KARG	Director	February 12, 2014
Michael Karg

/s/ DONOVAN NEALE-MAY	Director	February 12, 2014
Donovan Neale-May

/s/ MARY REILLY	Director	February 12, 2014
Mary Reilly

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2‡	—
Certificate of Incorporation of Travelzoo Inc. and Certificates of Amendment To the Certificate of Incorporation to Effect a Reverse Stock Split Followed by a Forward Stock Split Of Travelzoo’s Common Stock.

3.3	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2*	—	Travelzoo Inc. North America Executive Bonus Plan as Amended and Restated Effective January 1, 2007. (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed April 11, 2007)

10.3	—
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