Form 10-Q
period 2014-03-31
TRAVELZOO INC
filed 2014-04-25
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of April 24, 2014 was 14,746,954 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$61,035	$66,223
Accounts receivable, less allowance for doubtful accounts of $351 and $428 as of March 31, 2014 and December 31, 2013, respectively	15,355	13,986
Income tax receivable	1,388	2,656
Deposits	251	396
Prepaid expenses and other current assets	2,538	3,202
Deferred tax assets	1,067	1,143
Restricted cash	—	200
Funds held for reverse/forward stock split	212	13,668
Total current assets	81,846	101,474
Deposits, less current portion	1,231	1,168
Deferred tax assets, less current portion	2,032	2,032
Restricted cash	1,480	1,479
Property and equipment, net	10,305	8,245
Intangible assets, net	349	404
Total assets	$97,243	$114,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,999	$31,766
Accrued expenses	9,820	10,543
Deferred revenue	1,688	1,578
Deferred rent	271	281
Reserve for unexchanged promotional shares	11,500	12,726
Payable to shareholders for reverse/forward stock split	212	13,668
Income tax payable	726	—
Total current liabilities	53,216	70,562
Long-term tax liabilities	10,546	10,436
Deferred rent, less current portion	3,111	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,747 and 14,991 shares outstanding as of March 31, 2014 and December 31, 2013, respectively)	163	163
Treasury stock (at cost, 1,054 and 810 shares at March 31, 2014 and December 31, 2013, respectively)	(21,231)	(15,662)
Additional paid-in capital	10,642	10,247
Retained earnings	41,409	37,117
Accumulated other comprehensive loss	(613)	(530)
Total stockholders’ equity	30,370	31,335
Total liabilities and stockholders’ equity	$97,243	$114,802
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$40,195	$42,177
Cost of revenues	4,777	3,985
Gross profit	35,418	38,192
Operating expenses:
Sales and marketing	17,843	19,659
General and administrative	10,578	10,497
Total operating expenses	28,421	30,156
Income from operations	6,997	8,036
Other income	122	31
Income before income taxes	7,119	8,067
Income taxes	2,481	2,472
Net income	$4,638	$5,595
Basic net income per share	$0.31	$0.36
Diluted net income per share	$0.31	$0.36
Shares used in computing basic net income per share	14,880	15,362
Shares used in computing diluted net income per share	14,970	15,371

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net income	$4,638	$5,595
Other comprehensive income:
Foreign currency translation adjustment	(83)	(1,217)
Total comprehensive income	$4,555	$4,378

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,638	$5,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	701	716
Deferred income tax	76	193
Stock-based compensation	395	307
Provision for losses on accounts receivable	(52)	95
Net foreign currency effect	(9)	94
Changes in operating assets and liabilities:
Accounts receivable	(1,288)	(2,036)
Deposits	133	(155)
Income tax receivable	1,266	1,564
Prepaid expenses and other current assets	447	350
Accounts payable	(2,984)	(549)
Reserve for unexchanged promotional shares	(1,226)	—
Accrued expenses	(1,294)	850
Deferred revenue	110	(517)
Deferred rent	5	(110)
Income tax payable	722	—
Other non-current liabilities	111	103
Net cash provided by operating activities	1,751	6,500
Cash flows from investing activities:
Purchases of property and equipment	(1,019)	(900)
Release of restricted cash	200	—
Net cash used in investing activities	(819)	(900)
Cash flows from financing activities:
Repurchase of common stock	(5,569)	—
Reverse/forward stock split, including transaction costs	(479)	—
Net cash used in financing activities	(6,048)	—
Effect of exchange rate changes on cash and cash equivalents	(72)	(1,662)
Net increase (decrease) in cash and cash equivalents	(5,188)	3,938
Cash and cash equivalents at beginning of period	66,223	61,169
Cash and cash equivalents at end of period	$61,035	$65,107
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	335	10
Leasehold improvements funded by landlord or accrued	1,381	—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 27 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.0% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the SEC on February 12, 2014.
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
The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2014, there were 14,746,954 shares of common stock outstanding.
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013 and March 31, 2014, the Company made cash payments of $12.3 million and $1.2 million, respectively, to settled states after completion of the required due diligence.

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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 for these cash payments for the three months ended March 31, 2014.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Basic net income per share:
Net income	$4,638	$5,595
Weighted average common shares	14,880	15,362
Basic net income per share	$0.31	$0.36
Diluted net income per share:
Net income	$4,638	$5,595
Weighted average common shares	14,880	15,362
Effect of dilutive securities: stock options	90	9
Diluted weighted average common shares	14,970	15,371
Diluted net income per share	$0.31	$0.36

For the three months ended March 31, 2014, options to purchase 175,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2013, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Financial Instruments
At March 31, 2014, restricted cash consisted primarily of a certificate of deposit for $675,000 serving as collateral for a standby letter of credit for the security deposit under the lease of our corporate headquarters and an $805,000 deposit with our banks in Europe for our merchant accounts. Cash equivalents consist of highly liquid investments with maturities of 3 months or less on the date of purchase held in money market funds. The Company believes that the carrying amounts of these financial assets are a reasonable estimate of their fair value and are categorized as Level 1.
The fair value of these financial assets was determined using the following inputs at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at March 31, 2014
Money market funds	$223	$223	$—	$—
Total	$223	$223	$—	$—
Balance at December 31, 2013
Money market funds	$733	$733	$—	$—
Total	$733	$733	$—	$—

At March 31, 2014, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation techniques for these assets or liabilities for the period ended March 31, 2014.

Note 4: Intangible Assets
The details of intangible assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Internet domain names and technology	$2,819	$2,813
Accumulated amortization	(2,470)	(2,409)
Total	$349	$404

Intangible assets have a useful life of 3 to 5 years. For the three months ended March 31, 2014 and 2013, amortization expense was $61,000 and $157,000, respectively.
Future expected amortization expense related to intangible assets at March 31, 2014 is as follows (in thousands):

Remainder of 2014	$178
2015	171
Total	$349
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Note 5: Commitments and Contingencies
On September 28, 2012, Metasearch Systems, LLC filed a lawsuit in the U.S. District Court for the District of Delaware against Travelzoo Inc. d/b/a Fly.com alleging infringement of several U.S. patents. Metasearch Systems alleges that the trip-planning metasearch service available on Fly.com infringes one or more claims of the asserted patents. During September 2012, Metasearch Systems filed similar lawsuits against several of Travelzoo's competitors including Expedia, Inc., Orbitz Worldwide, Inc., Travelocity.com, LP, Priceline.com, Inc., Yahoo! Inc., American Express Company, Kayak Software Corp., and BookIt.com. The action seeks unspecified damages and we are unable to estimate the possible loss or range of losses that could potentially result from the action. The Company believes that the action is without merit and intends to defend the suit vigorously.
On January 27, 2012, a purported shareholder of Travelzoo commenced a suit in the Supreme Court of New York that asserted claims derivatively on behalf of Travelzoo Inc. for breaches of fiduciary duty against Travelzoo’s board of directors. The complaint also asserts claims for breaches of fiduciary duty and unjust enrichment against Ralph Bartel and Azzurro. The complaint challenged Travelzoo’s sale of its Asia Pacific division for $3.6 million to Azzurro and alleged that the transaction was not entirely fair to the Company. On January 21, 2014, the court granted defendants’ motions to dismiss and dismissed the action in its entirety with prejudice. The plaintiff did not appeal the decision. Therefore, the matter is closed.
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the promotional shares which remained unexchanged in the 2002 merger (unexchanged promotional shares) as discussed further in Note 1. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who established their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April, 2011 and received a complete release of those claims.
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013 and March 31, 2014, the Company made cash payments of $12.3 million and $1.2 million, respectively, to settled states after completion of the required due diligence.
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
The Company is continuing its program under which it makes cash payments to people whose shares were not delivered to a state pursuant to the unclaimed property settlements. Such people must establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation and failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 and $6,000 for these cash payments for the three months ended March 31, 2014 and 2013, respectively. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2014 and September 17, 2024. The following table summarizes the future minimum lease payments under these operating leases as of March 31, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$3,356	$4,853	$4,140	$3,657	$3,146	$12,610	$31,762
Local Deals and Getaways merchant payable included in accounts payable was $24.1 million and $27.2 million, as of March 31, 2014 and December 31, 2013, respectively.
Note 6: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the three months ended March 31, 2014, the Company’s effective tax rate was 34.9%. For the three months ended March 31, 2013, the Company’s effective tax rate was 30.6% .

U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of March 31, 2014 are approximately $2.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At March 31, 2014, the Company had approximately $9.3 million in total unrecognized tax benefits, consisting of unrecognized tax benefits of approximately $7.9 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2014 and December 31, 2013, the Company had approximately $1.2 million and $1.1 million, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
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
Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$(530)	$(737)
Other comprehensive income due to foreign currency transaction	(83)	(1,217)
Ending balance	$(613)	(1,954)

There were no amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2014 and 2013. Accumulated other comprehensive income consists of foreign currency translation gain or loss.
Note 8: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of March 31, 2014, 225,000 of these options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended March 31, 2014 and 2013 related to this option grant was $187,000 for each period. As of March 31, 2014, there was approximately $187,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.

In January 2012, the Company granted executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of March 31, 2014, 50,000 of these options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended March 31, 2014 and 2013 related to this option grant was $119,000 for each period. As of March 31, 2014, there was approximately $854,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.8 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of March 31, 2014, none of these options was vested and 75,000 options were outstanding. Total stock-based compensation for the three months ended March 31, 2014 related to this option grant was $89,000. As of March 31, 2014, there was approximately $1.2 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.4 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
Note 9: Stock Repurchase Program
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
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended September 30, 2012, the Company repurchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million. The 161,000 shares repurchased were retired as of September 30, 2012. During the three months ended December 31, 2012, the Company repurchased 439,000 shares of common stock for an aggregate purchase price of $7.9 million. The 439,000 shares repurchased were recorded as part of treasury stock as of December 31, 2012. During the year ended December 31, 2013, the Company repurchased 371,000 shares of common stock for an aggregate purchase price of $7.8 million, which were recorded as part of treasury stock as of December 31, 2013. As of December 31, 2013, there were 29,000 shares remaining to be repurchased under this program.
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2014, the Company repurchased 244,000 shares of common stock for an aggregate purchase price of $5.6 million, which were recorded as part of treasury stock as of March 31, 2014.
Note 10: Reverse/Forward Stock Split
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
On September 12, 2013, at the Company’s annual shareholders meeting, Travelzoo shareholders voted in favor of the reverse/forward split, with the transaction receiving the votes of both (A) a majority of the issued and outstanding shares of common stock and (B) a majority of the issued and outstanding shares of common stock that are not held or controlled, directly or indirectly, by directors or officers of the Company, including, without limitation, the shares held by Azzurro, our principal stockholder.
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
The reverse/forward split transaction consisted of a 1-for-25 reverse stock split of the Company's outstanding common stock, followed immediately by a 25-for-1 forward stock split. Shareholders who held less than 25 shares immediately prior to the reverse stock split received a right to cash payment based on and equal to their resulting fractional interest times the price of a share equal to the higher of (a) the trailing ten day average trading price of the Company’s common stock immediately preceding the consummation date of the reverse/forward split or (b) the average aggregate sales price received in the sale on the open market of the shares resulting from aggregation of the fractionalized interests. Shareholders that held 25 or more shares of common stock immediately before the reverse/forward split did not receive a right to cash payment; instead these shareholders continued to hold the same number of shares after completion of the reverse/forward split as they held immediately prior. A description of the terms and conditions of the reverse/forward split was set forth in the Company’s definitive Proxy Statement for the 2013 annual shareholders meeting filed with the SEC on July 25, 2013.
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
As of December 31, 2013, the Company completed the sales of the aggregated fractional shares from the reverse/forward split in the open market and the sales proceeds of $13.6 million were held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and were included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of December 31, 2013, the total amount payable of $13.7 million to fractionalized shareholders as a result of the execution of the reverse/forward split was reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.
For the three months ended March 31, 2014, the Company’s retained earnings includes a total adjustment of $346,000 related to the reverse/forward split, which includes transaction costs and the amount required to be funded by the Company in excess of the funds received from the open market sales of the aggregated fractional shares for the transaction.
During the three months ended March 31, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $212,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of March 31, 2014, the sale proceeds of $212,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of March 31, 2014, the total amount payable of $212,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.
Note 11: Segment Reporting and Significant Customer Information
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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended March 31, 2014	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$26,353	$13,842	$—	$40,195
Intersegment revenues	221	12	(233)	—
Total net revenues	26,574	13,854	(233)	40,195
Operating income	$4,604	$2,393	$—	$6,997

Three Months Ended March 31, 2013	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$29,911	$12,266	$—	$42,177
Intersegment revenues	262	108	(370)	—
Total net revenues	30,173	12,374	(370)	42,177
Operating income	$5,484	$2,552	$—	$8,036

As of March 31, 2014	North America	Europe	Elimination	Consolidated
Long-lived assets	$8,692	$1,962	$—	$10,654
Total assets	$77,470	$51,012	$(31,239)	$97,243

As of December 31, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$6,572	$2,077	$—	$8,649
Total assets	$96,278	$49,668	$(31,144)	$114,802
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three months ended March 31, 2014 and 2013, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2014 and December 31, 2013, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by type and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network) and Getaways vouchers. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2014	2013
North America
Travel	$17,229	$17,490
Search	3,854	5,703
Local	5,270	6,718
Total North America revenues	$26,353	$29,911
Europe
Travel	$11,193	$9,292
Search	979	870
Local	1,670	2,104
Total Europe revenues	$13,842	$12,266
Consolidated
Travel	$28,422	$26,782
Search	4,833	6,573
Local	6,940	8,822
Total revenues	$40,195	$42,177
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue
United States	$24,740	$27,846
United Kingdom	9,212	8,424
Rest of the world	6,243	5,907
Total revenues	$40,195	$42,177

The following table sets forth long lived asset by geographic area (in thousands):

	As of March 31,	As of December 31,
	2014	2013
United States	$8,672	$6,557
Rest of the world	1,982	2,092
Total long lived assets	$10,654	$8,649

Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.0% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Mr. Holger Bartel that provides it with a total of 50.4% of the voting power.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The net fees generated by the Company under these agreements amounted to $156,000 and $295,000 for the three months ended March 31, 2014 and 2013, respectively. The Company’s receivables and payables from the Azzurro entities operating the Travelzoo business in Asia Pacific under these agreements were $976,000 and $561,000 as of March 31, 2014, and $760,000 and $501,000 as of December 31, 2013, respectively and were included in prepaid expenses and other current assets and accounts payable in the accompanying unaudited condensed consolidated balance sheets. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

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

Overview
Travelzoo Inc. (the “Company”or “Travelzoo”) is a global Internet media company. We inform over 27 million subscribers in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc. and is not owned by the Company.
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
On October 31, 2009, we sold our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Harrah's Entertainment, Expedia, Fairmont Hotels and Resorts, Hilton Hotels, Interstate Hotels & Resorts, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, and Virgin Atlantic.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended March 31, 2014, European operations were 34% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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
Our current revenue model depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e. our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products, the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company has initiated a performance review, which may result in merging the products, discontinuing or replacing one or both of them. Challenges in traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. As we are reviewing these products and working on their improvement, revenue from our Search products may significantly decline. We expect Search revenues to decline by up to $2.0 million during the three months ending June 30, 2014 compared to the three months ended June 30, 2013.

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
Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor the subscribers to our websites to assess our efforts to maintain and grow our audience reach. We obtain additional subscribers and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. We are starting to address this growing channel of our audience through development of our mobile applications and through marketing on social media channels. However, we will have to keep pace with technological change and trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
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
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in professional fees for various initiatives. In addition, we expect to incur additional costs related to the development of our hotel booking platform capabilities, which we are developing, in part, to address the shift to mobile devices, compared to the three months ended March 31, 2014, resulting in an incremental cost in excess of $400,000 during the three months ending June 30, 2014.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the amount of accumulated net operating loss we have to offset current taxable income, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years’ tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books, such as the disposition of our Asia Pacific business segment in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

The key elements of our growth strategy include building a travel and leisure brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue, such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel booking platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel booking platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	11.9	9.4
Gross profit	88.1	90.6
Operating expenses:
Sales and marketing	44.4	46.6
General and administrative	26.3	24.9
Total operating expenses	70.7	71.5
Income from operations	17.4	19.1
Other income	0.3	0.1
Income before income taxes	17.7	19.2
Income taxes	6.2	5.9
Net income	11.5%	13.3%

Operating Metrics
The following table sets forth operating metrics in North America and Europe:

	Three Months Ended
	March 31,
	2014	2013
North America
Total Subscribers	16,645,744	16,331,000
Average cost per acquisition of a new subscriber	$1.33	$1.26
Revenue per employee (2)	$375,000	$440,000
Revenue per subscriber (3)	$6.55	$7.44
Europe
Total Subscribers	6,912,000	6,535,000
Average cost per acquisition of a new subscriber	$2.73	$2.41
Revenue per employee (2)	$340,000	$294,000
Revenue per subscriber (3)	$8.69	$7.70
Consolidated
Total Subscribers (1)	23,557,744	22,866,000
Average cost per acquisition of a new subscriber	$1.89	$1.64
Revenue per employee (2)	$362,000	$348,000
Revenue per subscriber (3)	$7.16	$7.51

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total subscriber amounts exclude Asia Pacific subscribers of 3,600,000 and 3,700,000 for three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended
	March 31,
	2014	2013
North America
Travel	$17,229	$17,490
Search	3,854	5,703
Local	5,270	6,718
Total North America revenues	$26,353	$29,911
Europe
Travel	$11,193	$9,292
Search	979	870
Local	1,670	2,104
Total Europe revenues	$13,842	$12,266
Consolidated
Travel	$28,422	$26,782
Search	4,833	6,573
Local	6,940	8,822
Total revenues	$40,195	$42,177

North America
North America revenues decreased $3.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013. This decrease was primarily due to the decrease in Local and Search revenues. The decrease in Local revenues of $1.4 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $1.8 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
Europe
Europe revenues increased $1.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013. This increase was primarily due to growth of Travel revenues offset by a decrease in Local revenue. The increase in Travel revenue of $1.9 million was primarily due to an increase in revenue from travel publications due to increased number of e-mails delivered and from Getaways due to increased number of Getaways vouchers sold. The decrease in Local revenue of $434,000 was primarily due to the decreased number of Local Deals vouchers sold.
For the three months ended March 31, 2014 and 2013, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $740,000 for the three months ended March 31, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $70,000 for the three months ended March 31, 2013.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.3 million and $4.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
Cost of revenue increased $792,000 for the three months ended March 31, 2014 from the three months ended March 31, 2013, due primarily to an increase of $246,000 in payments made to third-party partners of the Travelzoo Network and an increase of $294,000 in Local Deals and Getaways costs including a $101,000 increase in subscriber refunds.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $17.8 million and $19.7 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, advertising expenses accounted for 16% and 37%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $1.9 million for the three months ended March 31, 2014 from the three months ended March 31, 2013. The decrease was primarily due to a $1.5 million planned decrease in Search traffic acquisition costs.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $10.6 million and $10.5 million for the three months ended March 31, 2014 and 2013, respectively.
General and administrative expenses increased $81,000 for the three months ended March 31, 2014 from the three months ended March 31, 2013. The increase was primarily due to a $651,000 increase in salary and employee related expenses due in part to an increase in headcount, offset by a $531,000 decrease in professional service expenses.
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

In October 2013, the Company entered into agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states.
See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information on the unexchanged promotional shares contingency.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 35% and 31% for the three months ended March 31, 2014 and 2013, respectively.
Our effective tax rate increased for the three months ended March 31, 2014 from the three months ended March 31, 2013 because Europe accumulated net operating losses were fully utilized and we started to fully provide for income taxes on the Europe income. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $2.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
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
North America

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues	$26,353	$29,911
Income from operations	$4,604	$5,484
Income from operations as a % of revenues	17.5%	18.3%

North America net revenues decreased $3.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 (see “Revenues” above). North America expenses decreased $2.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013. This decrease was primarily due to a $1.5 million decrease in Search traffic acquisition costs, and a $484,000 decrease in professional service expenses.

Europe

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues	$13,842	$12,266
Income from operations	$2,393	$2,552
Income from operations as a % of revenues	17.3%	20.8%

Europe net revenues increased $1.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 (see “Revenues” above). Europe expenses increased $1.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013. This increase was primarily due to a $779,000 increase in salary and employee related expense due primarily to an increase in headcount and a $259,000 increase in Local Deals and Getaways costs including a $158,000 increase in subscriber refunds and an $81,000 increase in credit card fees.
Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $96,000 for the three months ended March 31, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $31,000 for the three months ended March 31, 2013.
Liquidity and Capital Resources
As of March 31, 2014, we had $61.0 million in cash and cash equivalents, of which $40.2 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $66.2 million as of December 31, 2013 primarily as a result of cash used in financing and investing activities, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next 12 months.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$1,751	$6,500
Net cash used in investing activities	(819)	(900)
Net cash used in financing activities	(6,048)	—
Effect of exchange rate changes on cash and cash equivalents	(72)	(1,662)
Net increase (decrease) in cash and cash equivalents	$(5,188)	$3,938

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2014 was $1.8 million which consisted of a net income of $4.6 million, adjustments for non-cash items of $1.1 million and a $4.0 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $395,000 of stock-based compensation expense and $701,000 of depreciation and amortization expense on property and equipment. The decrease in cash from changes in operating assets and liabilities primarily consisted of $1.2 million in accrued expenses for unexchanged promotional shares, $4.3 million in accrued expenses and accounts payable, offset by $2.0 million in income tax receivable and payable.
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2013 was $6.5 million which consisted of a net income of $5.6 million, adjustments for non-cash items of $1.4 million and a $500,000 decrease in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $307,000 of stock-based compensation expense and $716,000 of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in working capital activities primarily consisted of $2.0 million in accounts receivable, offset by $1.6 million in income tax receivable.

Cash paid for income tax net of refunds received during the three months ended March 31, 2014 and 2013, was $335,000 and $10,000, respectively.
Net cash used in investing activities was $819,000 and $900,000 for the three months ended March 31, 2014 and 2013, respectively. The cash used in investing activities for the three months ended March 31, 2014 was due primarily to $1.0 million in purchases of property and equipment, offset by $200,000 release of restricted cash. The cash used in investing activities for the three months ended March 31, 2013 was due primarily to purchases of property and equipment.
Net cash used by financing activities was $6.0 million for the three months ended March 31, 2014, which was due primarily to repurchases of our common stock.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013 and a $1.2 million cash payments during the three months ended March 31, 2014. The Company has maintained estimated reserves related to the remaining states for potential claims and future settlements.

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

See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information on the unexchanged promotional shares contingency and related cash program.
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

The information set forth under “Note 5 — Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of March 31, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$3,356	$4,853	$4,140	$3,657	$3,146	$12,610	$31,762
Purchase obligations	1,019	365	17		—	—	1,401
Total commitments	$4,375	$5,218	$4,157	$3,657	$3,146	$12,610	$33,163

We also have contingencies related to net unrecognized tax benefits of approximately $10.5 million as of March 31, 2014. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities.
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
Revenue Recognition
We recognize advertising revenues in the period in which the advertisement is displayed or the voucher sale has been completed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered or the voucher sale has been completed.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the three months ended March 31, 2014 and 2013, our effective tax rates were 35% and 31%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, state unclaimed property claims and, including a derivative lawsuit as well as a patent infringement lawsuit. Please refer to Note 5 to the accompanying unaudited condensed consolidated financial statements for further information regarding our loss contingencies.
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
For the three months ended March 31, 2014 and March 31, 2013, we generated a profit of $4.6 million and $5.6 million, respectively. In the years ended December 31, 2013, 2012 and 2011, we incurred a net loss of $5.0 million and generated a net income of $18.2 million and $3.3 million, respectively. Although we were profitable in 2012 and 2011, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We may significantly increase our operating expenses related to advertising campaigns for the Travelzoo and Fly.com brands, as well as our hotel booking platform, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new subscribers.
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
In addition, we have added a hotel booking platform which may result in an increase in costs to develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform is not embraced by our users or our advertising partners, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract subscribers. If we cannot attract subscribers to the hotel booking platform to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. We can give no assurances that the hotel booking platform will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

Recent trends in consumer adoption and use of mobile devices create new challenges.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We have made progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. We do not have a mobile offering for our SuperSearch product and believe this has negatively impacted our Search revenue and will continue to negatively impact our Search revenue as long as SuperSearch is not offered on mobile. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our subscribers. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our subscribers or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaways or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaways or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the launch of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.
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
Our standard agreements with our merchants generally limit the time period during which we may seek reimbursement for subscriber refunds or claims. Our subscribers may make claims for refunds with respect to which we are unable to seek reimbursement from our merchants. Our subscribers could also make false or fraudulent refund claims. Our inability to seek reimbursement from our merchants for refund claims could have an adverse effect on our liquidity and profitability.

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
Our business is highly dependent upon e-mail and other messaging services. Deals offered through e-mails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of e-mail and other messaging services to our businesses, if we are unable to successfully deliver e-mails or messages to our subscribers or potential subscribers, or if subscribers decline to open our e-mails or messages, our revenue and profitability would be adversely affected. New laws and regulations regulating the sending of commercial e-mails, including those enacted in foreign jurisdictions (such as Canada), may affect our ability to deliver e-mails or messages to our subscribers or potential subscribers and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of e-mails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk e-mail transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver e-mails or other messages to third parties. In addition, our use of e-mail and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send e-mails or other messages. Any disruption or restriction on the distribution of e-mails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our subscribers' willingness to use our services if they are not satisfied with our mobile user experience and could decrease their willingness to be an e-mail subscriber, which could adversely affect our revenue and profitability.
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
For the three months ended March 31, 2014, our cash and cash equivalents decreased by $5.2 million to $61.0 million, of which $40.2 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required under additional settlements relating to escheat claims, as described under Note 1 to the accompanying condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Europe increased 13.0% in the three months ended March 31, 2014 from the same period last year, and our operations in Europe generated an operating income before tax of $2.4 million for the three months ending March 31, 2014 and an operating income before tax of $7.7 million and $7.0 million in 2013 and 2012, respectively. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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

•
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
We spent $1.6 million and $1.5 million on online marketing initiatives relating to subscriber acquisition for the three months ended March 31, 2014 and 2013, respectively, and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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

Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2014, we had 444 employees, up from 425 employees as of March 31, 2013. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. During the three months ended March 31, 2014, we reduced traffic spending, which reduced revenue by over $1.5 million compared to the three months ended March 31, 2013. We expect Search revenue to decline by up to $2.0 million during the three months ending June 30, 2014 compared to the three months ended June 30, 2013, based on our plans to reduce traffic acquisition spending due to the competitive market for this traffic. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
We use data technology and software products from third parties including Microsoft and ITA Software. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Moreover, to the extent an airline does not provide content to ITA Software or third party data providers, or to us, and we cannot obtain the content, we may face additional costs (including legal costs) and the financial results of Fly.com could be negatively affected. If we are unable to continue to display travel data from multiple airline carriers, it would reduce the breadth of our query results on Fly.com and the number of travelers using our services could decline, resulting in a loss of revenues and a decline in our operating results. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended April 23, 2014, the closing price of our common stock on the NASDAQ Global Select Market ranged from $17.09 to $29.42. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.

Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.0% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.

Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.
Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. Between August 2011 and January 2012, numerous class action and derivative lawsuits were filed against the Company. See further disclosure in Note 5 to the accompanying unaudited condensed consolidated financial statements included in this report.
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

In addition, we may acquire personal or confidential information from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business.
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
As discussed above under Note 1 to the accompanying unaudited condensed condensed consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown.
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. The Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013 and a $1.2 million cash payments during the three months ended March 31, 2014.
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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying condensed consolidated financial statements include a charge for payments under this program in general and administrative expenses of $1,000 for the three months ended March 31, 2014.
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
We have registered the Travelzoo trademark in the U.S., Australia, Canada, China, Hong Kong, Japan, South Korea, Taiwan, the European Union and the U.K. If we are unable to protect our rights in the mark in North America, Europe, and Asia Pacific, where we have licensed the trademark as described above under “overview”, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not always be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.

We may face liability from intellectual property litigation that could be costly to prosecute or defend and distract management’s attention with no assurance of success.
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. As discussed under Note 5 to the accompanying condensed consolidated financial statements included in this report, a lawsuit was filed against us by a non-practicing entity, commonly referred to as a "patent troll", claiming that the trip-planning metasearch service available on Fly.com infringes one or more claims of certain asserted patents. The plaintiff has asserted similar claims against other metasearch websites, including Expedia, Orbitz, Travelocity, Priceline, Yahoo! Inc., American Express, Kayak and BookIt. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in monetary liability and resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company has no outstanding debt and is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $162,000 foreign exchange loss for the three month periods ended March 31, 2014.
Item 4.        Controls and Procedures
For the period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended March 31, 2014, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 5 — Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended March 31, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
January 1, 2014 - January 31, 2014	200	$22.00	200	528,800
February 1, 2014 - February 28, 2014	186,934	$22.73	187,134	341,866
March 1, 2014 - March 31, 2014	57,091	$23.58	244,225	284,775

	244,225

(1)
In July 2012, our Board authorized a stock repurchase program that provided for the repurchase of up to 1,000,000 shares of our common stock. As of December 31, 2013, 971,000 shares were repurchased and, therefore, there were 29,000 shares remaining to be repurchased under this program.

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to 500,000 shares of our common stock. As of March 31, 2014, 244,000 shares were repurchased and there were 285,000 shares remaining to be repurchased under this program.

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

3.3	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.15*‡	—	Employment Agreement, amendment effective date January 1, 2013, between Christopher Loughlin and Travelzoo Inc.

10.16*‡	—	Employment Agreement, amendment effective date August 1, 2013, between Christopher Loughlin and Travelzoo Inc.

10.17*‡	—	Employment Agreement, amendment effective date January 1, 2013, between Glen Ceremony and Travelzoo Inc.

10.18*‡	—	Employment Agreement, amendment effective date January 1, 2013, between Shirley Tafoya and Travelzoo Inc.

10.19*‡	—	Employment Agreement, amendments effective dates July 1, 2012 and January 1, 2013, between Richard Singer and Travelzoo Inc.

10.20*‡	—	Employment Agreement, amendment effective date January 1, 2013, between Mark Webb and Travelzoo Inc.

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 24, 2014