Form 10-Q
period 2014-06-30
TRAVELZOO INC
filed 2014-07-25
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of July 24, 2014 was 14,730,454 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60,502	$66,223
Accounts receivable, less allowance for doubtful accounts of $391 and $428 as of June 30, 2014 and December 31, 2013, respectively	16,529	13,986
Income tax receivable	2,015	2,656
Deferred tax assets	1,216	1,143
Prepaid expenses and other current assets	2,353	3,798
Funds held for reverse/forward stock split	199	13,668
Total current assets	82,814	101,474
Deposits	1,183	1,168
Deferred tax assets	2,476	2,032
Restricted cash	1,478	1,479
Property and equipment, net	9,668	8,245
Intangible assets, net	298	404
Total assets	$97,917	$114,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,108	$31,766
Accrued expenses	9,100	10,824
Deferred revenue	1,801	1,578
Income tax payable	1,699	—
Reserve for unexchanged promotional shares	8,000	12,726
Payable to shareholders for reverse/forward stock split	199	13,668
Total current liabilities	44,907	70,562
Long-term tax liabilities	10,660	10,436
Long-term deferred rent	3,419	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,730 and 14,991 shares outstanding as of June 30, 2014 and December 31, 2013, respectively)	163	163
Treasury stock (at cost, 1,071 and 810 shares at June 30, 2014 and December 31, 2013, respectively)	(21,517)	(15,662)
Additional paid-in capital	11,037	10,247
Retained earnings	49,331	37,117
Accumulated other comprehensive loss	(83)	(530)
Total stockholders’ equity	38,931	31,335
Total liabilities and stockholders’ equity	$97,917	$114,802

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$36,883	$41,327	$77,078	$83,504
Cost of revenues	4,374	4,425	9,151	8,411
Gross profit	32,509	36,902	67,927	75,093
Operating expenses:
Sales and marketing	15,305	19,457	33,148	39,115
General and administrative	10,570	9,651	21,148	20,149
Unexchanged promotional shares	(3,500)	—	(3,500)	—
Total operating expenses	22,375	29,108	50,796	59,264
Income from operations	10,134	7,794	17,131	15,829
Other income	56	112	177	144
Income before income taxes	10,190	7,906	17,308	15,973
Income taxes	2,266	2,706	4,747	5,178
Net income	$7,924	$5,200	$12,561	$10,795
Basic net income per share	$0.54	$0.34	$0.85	$0.70
Diluted net income per share	$0.54	$0.34	$0.84	$0.70
Shares used in computing basic net income per share	14,734	15,362	14,806	15,362
Shares used in computing diluted net income per share	14,794	15,457	14,881	15,427

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$7,924	$5,200	$12,561	$10,795
Other comprehensive income:
Foreign currency translation adjustment, net of tax	530	(163)	447	(1,379)
Total comprehensive income	$8,454	$5,037	$13,008	$9,416

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,561	$10,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,342	1,476
Provision for losses on accounts receivable	(11)	50
Stock-based compensation	790	613
Deferred income tax	(508)	400
Impairment of software	249	—
Net foreign currency effect	(36)	112
Changes in operating assets and liabilities:
Accounts receivable	(2,411)	(2,127)
Income tax receivable	549	3,593
Prepaid expenses and other current assets	724	(1,012)
Accounts payable	(7,389)	845
Reserve for unexchanged promotional shares	(4,726)	—
Accrued expenses	(1,920)	485
Income tax payable	1,783	1,038
Other non-current liabilities	225	210
Net cash provided by operating activities	1,222	16,478
Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(2,109)
Release (purchase) of restricted cash	200	(263)
Net cash used in investing activities	(1,224)	(2,372)
Cash flows from financing activities:
Repurchase of common stock	(5,855)	—
Reverse/forward stock split, including transaction costs	(479)	—
Net cash used in financing activities	(6,334)	—
Effect of exchange rate changes on cash and cash equivalents	615	(1,894)
Net increase (decrease) in cash and cash equivalents	(5,721)	12,212
Cash and cash equivalents at beginning of period	66,223	61,169
Cash and cash equivalents at end of period	$60,502	$73,381
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	2,843	20

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaways listings that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
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
The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2014, there were 14,730,454 shares of common stock outstanding.
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013 and March 31, 2014, the Company made cash payments of $12.3 million and $1.2 million, respectively, to settled states after completion of the required due diligence. During the three months ended June 30, 2014, the Company released $3.5 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the current best estimate of the exposure for the remaining states.

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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 for these cash payments for the three and six months ended June 30, 2014.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net income per share:
Net income	$7,924	$5,200	$12,561	$10,795
Weighted average common shares	14,734	15,362	14,806	15,362
Basic net income per share	$0.54	$0.34	$0.85	$0.70
Diluted net income per share:
Net income	$7,924	$5,200	$12,561	$10,795
Weighted average common shares	14,734	15,362	14,806	15,362
Effect of dilutive securities: stock options	60	95	75	65
Diluted weighted average common shares	14,794	15,457	14,881	15,427
Diluted net income per share	$0.54	$0.34	$0.84	$0.70

For the three and six months ended June 30, 2014, options to purchase 175,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2013, options to purchase 100,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2014
Cash	$60,502	$60,502	$—	$—
Total cash and cash equivalents	$60,502	$60,502	$—	$—
Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	803	803	—	—
Total restricted cash	$1,478	$803	$675	$—

Balance at December 31, 2013
Cash	$65,490	$65,490	$—	$—
Money market funds	733	733	—	—
Total cash and cash equivalents	$66,223	$66,223	$—	$—
Certificates of deposit	$875	$—	$875	$—
Merchant bank deposit	804	804	—	—
Total restricted cash	$1,679	$804	$875	$—

At June 30, 2014, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the period ended June 30, 2014.
Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Internet domain names and technology	$2,836	$2,813
Accumulated amortization	(2,538)	(2,409)
Total	$298	$404

Intangible assets have a useful life of 3 to 5 years. For the three months ended June 30, 2014 and 2013, amortization expense was $45,000 and $141,000, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $106,000 and $298,000, respectively.
Future expected amortization expense related to intangible assets at June 30, 2014 is as follows (in thousands):

Remainder of 2014	$121
2015	177
Total	$298
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013 and March 31, 2014, the Company made cash payments of $12.3 million and $1.2 million, respectively, to settled states after completion of the required due diligence. During the three months ended June 30, 2014, the Company released $3.5 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the current best estimate of the exposure for the remaining states.
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
The Company is continuing its program under which it makes cash payments to people whose shares were not delivered to a state pursuant to the unclaimed property settlements. Such people must establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation and failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 and $6,000 for these cash payments for the three months ended June 30, 2014 and 2013, respectively. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.

The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between July 31, 2014 and September 17, 2024. The following table summarizes the future minimum lease payments under these operating leases as of June 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$2,431	$4,953	$4,226	$3,741	$3,231	$13,179	$31,761
Local Deals and Getaways merchant payable included in accounts payable was $19.2 million and $27.2 million, as of June 30, 2014 and December 31, 2013, respectively.
Note 6: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the six months ended June 30, 2014, the Company’s effective tax rate was 27%, treating the $3.5 million release of reserve for unexchanged promotional shares as having no recognizable tax impact, which decreased the Company's effective tax rate by 7%. For the six months ended June 30, 2013, the Company’s effective tax rate was 32%.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of June 30, 2014 are approximately $3.5 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2014, the Company had approximately $9.3 million in total unrecognized tax benefits, consisting of unrecognized tax benefits of approximately $7.9 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2014 and December 31, 2013, the Company had approximately $1.3 million and $1.1 million, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In addition, while we have not yet received a Revenue Agent’s Report generally issued at the conclusion of an IRS examination, we recently received a Notice of Proposed Adjustment from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment. The Notice proposes an increase to our U.S. taxable income which would result in additional federal and state tax expense totaling approximately $23 million, excluding interest and penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to this Notice during the three months ended June 30, 2014 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Beginning balance	$(613)	$(1,954)
Other comprehensive income due to foreign currency transaction, net of tax	530	(163)
Ending balance	$(83)	$(2,117)

	Six Months Ended
	June 30,
	2014	2013
Beginning balance	$(530)	$(737)
Other comprehensive income due to foreign currency transaction, net of tax	447	(1,379)
Ending balance	$(83)	$(2,117)
There were no amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013. Accumulated other comprehensive income consists of foreign currency translation gain or loss.
Note 8: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of June 30, 2014, 225,000 of these options were vested and 300,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2014 and 2013 related to this option grant was $187,000 for each period. As of June 30, 2014, there was no unrecognized stock-based compensation expense relating to these options. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In January 2012, the Company granted executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of June 30, 2014, 50,000 of these options were vested and 100,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2014 and 2013 related to this option grant was $119,000 for each period. As of June 30, 2014, there was approximately $735,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.6 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of June 30, 2014, none of these options was vested and 75,000 options were outstanding. Total stock-based compensation for the three months ended June 30, 2014 related to this option grant was $89,000. As of June 30, 2014, there was approximately $1.1 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.2 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
Note 9: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the three and six months ended June 30, 2014, the Company repurchased 16,500 and 260,500 shares of common stock for an aggregate purchase price of $287,000 and $5.9 million, which were recorded as part of treasury stock as of June 30, 2014.

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
For the six months ended June 30, 2014, the Company’s retained earnings includes a total adjustment of $346,000 related to the reverse/forward split, which includes transaction costs. During the six months ended June 30, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $199,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of June 30, 2014, the sale proceeds of $199,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of June 30, 2014, the total amount payable of $199,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.
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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended June 30, 2014	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$25,174	$11,709	$—	$36,883
Intersegment revenues	302	129	(431)	—
Total net revenues	25,476	11,838	(431)	36,883
Operating income	$3,771	$2,863	$3,500	$10,134

Three Months Ended June 30, 2013	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$30,249	$11,078	$—	$41,327
Intersegment revenues	331	222	(553)	—
Total net revenues	30,580	11,300	(553)	41,327
Operating income	$5,899	$1,895	$—	$7,794

Six Months Ended June 30, 2014	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$51,528	$25,550	$—	$77,078
Intersegment revenues	716	141	(857)	—
Total net revenues	52,244	25,691	(857)	77,078
Operating income	$8,375	$5,256	3,500	$17,131

Six Months Ended June 30, 2013	North America	Europe	Elimination	Consolidated
Revenues from unaffiliated customers	$60,160	$23,344	$—	$83,504
Intersegment revenues	575	330	(905)	—
Total net revenues	60,735	23,674	(905)	83,504
Operating income	$11,382	$4,447	$—	$15,829

(a) Includes a $3.5 million release of reserve for the three and six months ended June 30, 2014 related to unexchanged promotional shares.

As of June 30, 2014	North America	Europe	Elimination	Consolidated
Long-lived assets	$8,137	$1,829	$—	$9,966
Total assets	$79,817	$49,579	$(31,479)	$97,917

As of December 31, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$6,572	$2,077	$—	$8,649
Total assets	$96,278	$49,668	$(31,144)	$114,802
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three and six months ended June 30, 2014 and 2013, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2014 and December 31, 2013, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
North America
Travel	$15,229	$16,463	$32,459	$33,953
Search	3,875	5,980	7,729	11,683
Local	6,070	7,806	11,340	14,524
Total North America revenues	$25,174	$30,249	$51,528	$60,160
Europe
Travel	$9,270	$8,182	$20,462	$17,474
Search	551	840	1,530	1,710
Local	1,888	2,056	3,558	4,160
Total Europe revenues	$11,709	$11,078	$25,550	$23,344
Consolidated
Travel	$24,499	$24,645	$52,921	$51,427
Search	4,426	6,820	9,259	13,393
Local	7,958	9,862	14,898	18,684
Total revenues	$36,883	$41,327	$77,078	$83,504
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
United States	$23,690	$28,466	$48,430	$56,312
United Kingdom	7,528	7,398	16,740	15,822
Rest of the world	5,665	5,463	11,908	11,370
Total revenues	$36,883	$41,327	$77,078	$83,504

The following table sets forth long lived asset by geographic area (in thousands):

	As of June 30,	As of December 31,
	2014	2013
United States	$8,118	$6,557
Rest of the world	1,848	2,092
Total long lived assets	$9,966	$8,649

Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Mr. Holger Bartel that provides it with a total of 50.4% of the voting power.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The fees generated by the Company under these agreements amounted to $178,000 and $120,000 for the three months ended June 30, 2014 and 2013, respectively, and $334,000 and $415,000 for the six months ended June 30, 2014 and 2013, respectively. The Company’s receivables and payables from the Azzurro entities operating the Travelzoo business in Asia Pacific under these agreements were $551,000 and nil as of June 30, 2014, and $760,000 and $501,000 as of December 31, 2013, respectively, and were included in prepaid expenses and other current assets and accounts payable in the accompanying unaudited condensed consolidated balance sheets. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaways listings that allow our subscribers to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended June 30, 2014, European operations were 32% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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
How We Generate Revenues
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
Our Search category of revenue includes comparison shopping tools for consumers to quickly and easily compare airfares, hotel and car rental prices and includes SuperSearch and Fly.com products. The revenues generated from these products are based upon a fee for clicks delivered to the advertisers or a fee for clicks delivered to advertisers that resulted in revenue for advertisers (i.e., successful clicks). We recognize revenue upon delivery of the clicks or successful clicks.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products, the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company has initiated a performance review, which may result in merging the products, discontinuing or replacing one or both of them. Challenges in traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. As we are reviewing these products and working on their improvement, revenue from our Search products may significantly decline. We expect Search revenues to decline by up to $2.0 million during the three months ending September 30, 2014 compared to the three months ended September 30, 2013.

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
Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor the subscribers to our websites to assess our efforts to maintain and grow our audience reach. We obtain additional subscribers and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect to continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience accessing our services through mobile devices and social media. We are starting to address this growing channel of our audience through development of our mobile applications and through marketing on social media channels. However, we will have to keep pace with technological change and trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. If we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions such as intense competition in our industry. We have not had any significant rate increase in recent years due to intense competition in our industry. Even if we increase our rates, the increased price may reduce the amount of advertisers willing to advertise with us and, therefore, decrease our revenue.

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

The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007 and Spain in 2008. We also have launched new products to grow our revenue, such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel booking platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel booking platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.9	10.7	11.9	10.1
Gross profit	88.1	89.3	88.1	89.9
Operating expenses:
Sales and marketing	41.4	47.1	43.0	46.9
General and administrative	28.7	23.4	27.3	24.1
Unexchanged promotional shares	(9.5)	—	(4.5)	—
Total operating expenses	60.6	70.5	65.8	71.0
Income from operations	27.5	18.8	22.3	18.9
Other income	0.1	0.3	0.2	0.2
Income before income taxes	27.6	19.1	22.5	19.1
Income taxes	6.1	6.5	6.2	6.2
Net income	21.5%	12.6%	16.3%	12.9%

Operating Metrics
The following table sets forth selected operating metrics in North America and Europe:

	Three Months Ended
	June 30,
	2014	2013
North America
Total Subscribers	16,683,744	16,411,000
Average cost per acquisition of a new subscriber	$1.43	$1.11
Revenue per subscriber (2)	$6.07	$7.52
Revenue per employee (3)	$365,000	$426,000
Europe
Total Subscribers	7,008,000	6,628,000
Average cost per acquisition of a new subscriber	$1.66	$1.83
Revenue per subscriber (2)	$6.92	$6.96
Revenue per employee (3)	$295,000	$277,000
Consolidated
Total Subscribers (1)	23,691,744	23,039,000
Average cost per acquisition of a new subscriber	$1.51	$1.33
Revenue per subscriber (2)	$6.32	$7.36
Revenue per employee (3)	$339,000	$372,000

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total subscriber amounts exclude Asia Pacific subscribers of 3,600,000 and 3,700,000 for three months ended June 30, 2014 and 2013, respectively.

(2)	Annualized revenue divided by number of subscribers at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
North America
Travel	$15,229	$16,463	$32,459	$33,953
Search	3,875	5,980	7,729	11,683
Local	6,070	7,806	11,340	14,524
Total North America revenues	$25,174	$30,249	$51,528	$60,160
Europe
Travel	$9,270	$8,182	$20,462	$17,474
Search	551	840	1,530	1,710
Local	1,888	2,056	3,558	4,160
Total Europe revenues	$11,709	$11,078	$25,550	$23,344
Consolidated
Travel	$24,499	$24,645	$52,921	$51,427
Search	4,426	6,820	9,259	13,393
Local	7,958	9,862	14,898	18,684
Total revenues	$36,883	$41,327	$77,078	$83,504

North America
North America revenues decreased $5.1 million for the three months ended June 30, 2014 from the three months ended June 30, 2013. This decrease was due to the decrease in Local, Search and Travel revenues. The decrease in Local revenues of $1.7 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $2.1 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Travel revenues of $1.2 million was primarily due to the decreased number of Getaways vouchers sold.
North America revenues decreased $8.6 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. This decrease was primarily due to the decrease in Local and Search revenues. The decrease in Local revenues of $3.2 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $4.0 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
Europe
Europe revenues increased $631,000 for the three months ended June 30, 2014 from the three months ended June 30, 2013. This increase was primarily due to growth of Travel revenues offset by a decrease in Search and Local revenues. The increase in Travel revenue of $1.1 million was primarily due to an increase in revenue from travel publications due to increased number of e-mails delivered and from Getaways due to increased number of Getaways vouchers sold. The decrease in Search revenue of $289,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Local revenue of $168,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe revenues increased $2.2 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. This increase was primarily due to growth of Travel revenues offset by a decrease in Local revenue. The increase in Travel revenue of $3.0 million was primarily due to an increase in revenue from travel publications due to increased number of e-mails delivered and from Getaways due to increased number of Getaways vouchers sold. The decrease in Local revenue of $602,000 was primarily due to the decreased number of Local Deals vouchers sold.

For the three and six months ended June 30, 2014 and 2013, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $873,000 for the three months ended June 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $170,000 for the three months ended June 30, 2013.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $1.6 million for the six months ended June 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $239,000 for the six months ended June 30, 2013.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.4 million for the three months ended June 30, 2014 and June 30, 2013. Cost of revenues was $9.1 million and $8.4 million for the six months ended June 30, 2014 and June 30, 2013.
Cost of revenue increased $740,000 for the six months ended June 30, 2014 from the six months ended June 30, 2013, due primarily to an increase of $369,000 in payments made to third-party partners of the Travelzoo Network and an increase of $308,000 in Local Deals and Getaways costs.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $15.3 million and $19.5 million for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, advertising expenses accounted for 10.2% and 37%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses was $33.1 million and $39.1 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, advertising expenses accounted for 13.3% and 37%, respectively, of total sales and marketing expenses.
Sales and marketing expenses decreased $4.2 million for the three months ended June 30, 2014 from the three months ended June 30, 2013. The decrease was primarily due to a $2.5 million planned decrease in Search traffic acquisition costs and $1.8 million decrease in salary and employee related expenses.
Sales and marketing expenses decreased $6.0 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. The decrease was primarily due to a $4.0 million planned decrease in Search traffic acquisition costs and $2.0 million decrease in salary and employee related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $10.6 million and $9.7 million for the three months ended June 30, 2014 and 2013, respectively. General and administrative expenses were $21.1 million and $20.1 million for the six months ended June 30, 2014 and 2013, respectively.

General and administrative expenses increased $919,000 for the three months ended June 30, 2014 from the three months ended June 30, 2013. The increase was primarily due to a $717,000 increase in salary and employee related expenses due in part to an increase in headcount.
General and administrative expenses increased $999,000 for the six months ended June 30, 2014 from the six months ended June 30, 2013. The increase was primarily due to a $1.4 million increase in salary and employee related expenses due in part to an increase in headcount, offset by a $576,000 decrease in professional service expenses.
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
In October 2013, the Company entered into agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three months ended June 30, 2014, the Company recorded a $3.5 million release of reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares.
See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information on the unexchanged promotional shares contingency.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $2.3 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 22% and 34% for the three months ended June 30, 2014 and 2013, respectively. Income tax expense was $4.7 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 27% and 32% for the six months ended June 30, 2014 and 2013, respectively.
Our effective tax rate decreased for the six months ended June 30, 2014 from the six months ended June 30, 2013, treating the $3.5 million release of reserve for unexchanged promotional shares as having no recognizable tax impact, which decreased the Company's effective tax rate by 7%. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $3.5 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. During the three months ended June 30, 2014, the Company received a Notice of Proposed Adjustment from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment. The Notice proposes an increase to our U.S. taxable income, which would result in additional federal and state tax expense totaling approximately $23 million, excluding interest and penalties, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues	$25,174	$30,249	$51,528	$60,160
Income from operations	$3,771	$5,899	$8,375	$11,382
Income from operations as a % of revenues	15.0%	19.5%	16.3%	18.9%

North America net revenues decreased $5.1 million for the three months ended June 30, 2014 from the three months ended June 30, 2013 (see “Revenues” above). North America expenses decreased $3.0 million for the three months ended June 30, 2014 from the three months ended June 30, 2013. This decrease was primarily due to a $1.8 million decrease in Search traffic acquisition costs, and an $827,000 decrease in salary and employee related expense.
North America net revenues decreased $8.6 million for the six months ended June 30, 2014 from the six months ended June 30, 2013 (see “Revenues” above). North America expenses decreased $5.5 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. This decrease was primarily due to a $3.3 million decrease in Search traffic acquisition costs, and a $1.2 million decrease in salary and employee related expense.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues	$11,709	$11,078	$25,550	$23,344
Income from operations	$2,863	$1,895	$5,256	$4,447
Income from operations as a % of revenues	24.5%	17.1%	20.6%	19.0%

Europe net revenues increased $631,000 for the three months ended June 30, 2014 from the three months ended June 30, 2013 (see “Revenues” above). Europe expenses decreased $431,000 for the three months ended June 30, 2014 from the three months ended June 30, 2013. This decrease was primarily due to a $749,000 decrease in Search traffic acquisition costs, offset by a $303,000 increase in product development costs.
Europe net revenues increased $2.2 million for the six months ended June 30, 2014 from the six months ended June 30, 2013 (see “Revenues” above). Europe expenses increased $1.2 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. This increase was primarily due to a $706,000 increase in product development costs, a $497,000 increase in salary and employee related expense due primarily to an increase in headcount, a $229,000 increase in Local Deals and Getaways costs including a $161,000 increase in subscriber refunds and an $87,000 increase in credit card fees, offset by a $671,000 decrease in Search traffic acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $153,000 for the three months ended June 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $41,000 for the three months ended June 30, 2013.
Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $249,000 for the six months ended June 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $72,000 for the six months ended June 30, 2013.
The Company has inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. Until these inter-company loans are repaid, future changes in foreign currency on these loans will be recorded in the consolidated statement of operations.
Liquidity and Capital Resources
As of June 30, 2014, we had $60.5 million in cash and cash equivalents, of which $48.1 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We have inter-company loans between the U.S. and certain foreign operations, which would result in additional cash of $7.9 million in the U.S. Cash and cash equivalents decreased from $66.2 million as of December 31, 2013 primarily as a result of cash used in financing and investing activities, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$1,222	$16,478
Net cash used in investing activities	(1,224)	(2,372)
Net cash used in financing activities	(6,334)	—
Effect of exchange rate changes on cash and cash equivalents	615	(1,894)
Net increase (decrease) in cash and cash equivalents	$(5,721)	$12,212

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2014 was $1.2 million which consisted of a net income of $12.6 million, adjustments for non-cash items of $1.8 million and a $13.6 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $790,000 of stock-based compensation expense and $1.3 million of depreciation and amortization expense on property and equipment. The decrease in cash from changes in operating assets and liabilities primarily consisted of $4.7 million in accrued expenses for unexchanged promotional shares, $9.9 million in accrued expenses and accounts payable, offset by $2.3 million in income tax receivable and payable.
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2013 was $16.5 million which consisted of a net income of $10.8 million, adjustments for non-cash items of $2.7 million and a $3.0 million increase in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $613,000 of stock-based compensation expense and $1.5 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in working capital activities primarily consisted of $4.6 million in income tax receivable and payable, offset by $2.1 million in accounts tax receivable.
Cash paid for income tax net of refunds received during the six months ended June 30, 2014 and June 30, 2013, was $2.8 million and $20,000, respectively.
Net cash used in investing activities was $1.2 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. The cash used in investing activities for the six months ended June 30, 2014 was due primarily to $1.4 million in purchases of property and equipment, offset by $200,000 release of restricted cash. The cash used in investing activities for the six months ended June 30, 2013 was due primarily to purchases of property and equipment.

Net cash used by financing activities was $6.3 million for the six months ended June 30, 2014, which was due primarily to repurchases of our common stock.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013 and a $1.2 million cash payments during the six months ended June 30, 2014. The Company has maintained estimated reserves related to the remaining states for potential claims and future settlements.

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

The following summarizes our principal contractual commitments as of June 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$2,431	$4,953	$4,226	$3,741	$3,231	$13,179	$31,761
Purchase obligations	558	365	17	—	—	—	940
Total commitments	$2,989	$5,318	$4,243	$3,741	$3,231	$13,179	$32,701

We also have contingencies related to net unrecognized tax benefits of approximately $10.6 million as of June 30, 2014. In addition, the Company received a Notice of Proposed Adjustment from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $23 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the six months ended June 30, 2014 and 2013, our effective tax rates were 27% and 32%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.

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

Recent Accounting Pronouncements
In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company on January 1, 2017. Early application is not permitted. This new accounting standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
For the six months ended June 30, 2014 and June 30, 2013, we generated a profit of $12.6 million and $10.8 million, respectively. In the years ended December 31, 2013, 2012 and 2011, we incurred a net loss of $5.0 million and generated a net income of $18.2 million and $3.3 million, respectively. Although we were profitable in 2012 and 2011, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords, to generate additional traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and Internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

Recent trends in consumer adoption and use of mobile devices create new challenges.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on a desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We have made progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. We do not have a mobile offering for our SuperSearch product and believe this has negatively impacted our Search revenue and will continue to negatively impact our Search revenue as long as SuperSearch is not offered on mobile. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

We may have exposure to additional tax liabilities.
As a global company, we are subject to income taxes as well as non-income based tax, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In addition, while we have not yet received a Revenue Agent’s Report generally issued at the conclusion of an IRS examination, we recently received a Notice of Proposed Adjustment from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment. The Notice proposes an increase to our U.S. taxable income which would result in additional federal and state tax expense totaling approximately $23 million, excluding interest and penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to this Notice during the three months ended June 30, 2014 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
For the six months ended June 30, 2014, our cash and cash equivalents decreased by $5.7 million to $60.5 million, of which $48.1 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required under additional settlements relating to escheat claims, as described under Note 1 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
 United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results. In addition, we may need to significantly change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles noted above. The cost of these changes may negatively impact our results of operations during the periods of transition.
Risks Related to Our Markets and Strategy
Our international expansion may result in operating losses, and is subject to other material risks.
In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France.
Our revenues in Europe increased 9.0% in the six months ended June 30, 2014 from the same period last year, and our operations in Europe generated an operating income before tax of $5.3 million for the six months ending June 30, 2014 and an operating income before tax of $7.7 million and $7.0 million in 2013 and 2012, respectively. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $2.5 million and $2.6 million on online marketing initiatives relating to subscriber acquisition for the six months ended June 30, 2014 and 2013, respectively, and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2014, we had 435 employees, down from 444 employees as of June 30, 2013. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. During the three months ended June 30, 2014, we reduced traffic spending, which reduced revenue by over $2.1 million compared to the three months ended June 30, 2013. We expect Search revenue to decline by up to $2.0 million during the three months ending September 30, 2014 compared to the three months ended September 30, 2013, based on our plans to reduce traffic acquisition spending due to the competitive market for this traffic. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended July 23, 2014, the closing price of our common stock on the NASDAQ Global Select Market ranged from $17.09 to $30.48. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.

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

In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Target, have experienced high-profile security breaches that exposed their customers' personal information. While we strive to use commercially acceptable means to protect customer personal information, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business. If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
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
As discussed above under Note 1 to the accompanying unaudited condensed consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. Unclaimed shares which were properly issuable would have been subject to escheat to the State of Delaware because the Company is organized under Delaware law. Under applicable law, unclaimed property held by a corporation is subject to escheat to the jurisdiction of incorporation if the address of the owner is unknown.

As discussed in Note 1 to the accompanying unaudited consolidated financial statements, since March 2012, the Company has become subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional merger shares, which were not covered by the settlement and release by the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. The Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013 and a $1.2 million cash payments during the three months ended June 30, 2014. During the three months ended June 30, 2014, the Company released $3.5 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the current best estimate of the exposure for the remaining states.
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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying condensed consolidated financial statements include a charge for payments under this program in general and administrative expenses of $1,000 for the six months ended June 30, 2014.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. Until these inter-company loans are repaid, future changes in foreign currency on these loans will be recorded in consolidated statement of operations. We have performed a sensitivity analysis as of June 30, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $613,000 foreign exchange loss for the six month periods ended June 30, 2014.
Item 4.        Controls and Procedures
For the period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended June 30, 2014, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended June 30, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
April 1, 2014 - April 30, 2014	16,500	$17.37	16,500	268,000
May 1, 2014 - May 31, 2014	—	$—	—	268,000
June 1, 2014 - June 30, 2014	—	$—	—	268,000

	16,500

(1)
In July 2012, our Board authorized a stock repurchase program that provided for the repurchase of up to 1,000,000 shares of our common stock. As of December 31, 2013, 971,000 shares were repurchased and, therefore, there were 29,000 shares remaining to be repurchased under this program.

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to 500,000 shares of our common stock. As of June 30, 2014, 261,000 shares were repurchased and there were 268,000 shares remaining to be repurchased under this program.

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

3.3	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.21*‡	—	Employment Termination Agreement, effective date June 1, 2014, between Mark Webb and Travelzoo Inc.

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 24, 2014