Form 10-Q
period 2014-09-30
TRAVELZOO INC
filed 2014-10-23
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of October 23, 2014 was 14,730,454 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,206	$66,223
Accounts receivable, less allowance for doubtful accounts of $437 and $428 as of September 30, 2014 and December 31, 2013, respectively	15,695	13,986
Income tax receivable	3,604	2,656
Deferred tax assets	760	1,143
Prepaid expenses and other current assets	2,265	3,798
Funds held for reverse/forward stock split	194	13,668
Total current assets	79,724	101,474
Deposits	1,138	1,168
Deferred tax assets	2,523	2,032
Restricted cash	1,425	1,479
Property and equipment, net	9,553	8,245
Intangible assets, net	227	404
Total assets	$94,590	$114,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,437	$31,766
Accrued expenses	10,272	10,824
Deferred revenue	1,227	1,578
Income tax payable	1,757	—
Reserve for unexchanged promotional shares	5,542	12,726
Payable to shareholders for reverse/forward stock split	194	13,668
Total current liabilities	40,429	70,562
Long-term tax liabilities	10,817	10,436
Long-term deferred rent	3,485	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,730 and 14,991 shares outstanding as of September 30, 2014 and December 31, 2013, respectively)	163	163
Treasury stock (at cost, 1,071 and 810 shares at September 30, 2014 and December 31, 2013, respectively)	(21,517)	(15,662)
Additional paid-in capital	11,080	10,247
Retained earnings	51,867	37,117
Accumulated other comprehensive loss	(1,734)	(530)
Total stockholders’ equity	39,859	31,335
Total liabilities and stockholders’ equity	$94,590	$114,802

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$33,500	$37,256	$110,578	$120,759
Cost of revenues	4,475	4,322	13,626	12,733
Gross profit	29,025	32,934	96,952	108,026
Operating expenses:
Sales and marketing	17,535	18,449	50,683	57,563
General and administrative	11,056	10,510	32,204	30,659
Unexchanged promotional shares	(2,250)	22,000	(5,750)	22,000
Total operating expenses	26,341	50,959	77,137	110,222
Income (loss) from operations	2,684	(18,025)	19,815	(2,196)
Other income	10	224	187	369
Income (loss) before income taxes	2,694	(17,801)	20,002	(1,827)
Income taxes	158	1,235	4,905	6,414
Net income (loss)	$2,536	$(19,036)	$15,097	$(8,241)
Basic net income (loss) per share	$0.17	$(1.24)	$1.02	$(0.54)
Diluted net income (loss) per share	$0.17	$(1.24)	$1.01	$(0.54)
Shares used in computing basic net income (loss) per share	14,730	15,362	14,781	15,362
Shares used in computing diluted net income (loss) per share	14,771	15,362	14,923	15,362

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$2,536	$(19,036)	$15,097	$(8,241)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,651)	1,319	(1,204)	(60)
Total comprehensive income (loss)	$885	$(17,717)	$13,893	$(8,301)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$15,097	$(8,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,034	2,185
Provision for losses on accounts receivable	(5)	(44)
Stock-based compensation	834	989
Deferred income tax	(108)	641
Impairment of software	249	—
Net foreign currency effect	49	38
Changes in operating assets and liabilities:
Accounts receivable	(1,988)	(1,106)
Income tax receivable	(951)	2,169
Prepaid expenses and other current assets	696	(958)
Accounts payable	(9,153)	(1,041)
Reserve for unexchanged promotional shares	(7,184)	22,000
Accrued expenses	(59)	382
Income tax payable	1,806	1,292
Other non-current liabilities	381	359
Net cash provided by operating activities	1,698	18,665
Cash flows from investing activities:
Purchases of property and equipment	(2,914)	(3,596)
Release of restricted cash	200	1,786
Net cash used in investing activities	(2,714)	(1,810)
Cash flows from financing activities:
Repurchase of common stock	(5,855)	—
Reverse/forward stock split, including transaction costs	(479)	—
Net cash used in financing activities	(6,334)	—
Effect of exchange rate changes on cash and cash equivalents	(1,667)	(124)
Net increase (decrease) in cash and cash equivalents	(9,017)	16,731
Cash and cash equivalents at beginning of period	66,223	61,169
Cash and cash equivalents at end of period	$57,206	$77,900
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	3,916	1,917

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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
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
The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of September 30, 2014, there were 14,730,454 shares of common stock outstanding.
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013, March 31, 2014 and September 30, 2014, the Company made cash payments of $12.3 million, $1.2 million and $208,000, respectively, to settled states after completion of the required due diligence. During the three and nine months and ended September 30, 2014, the Company released $2.3 million and $5.8 million, respectively, of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the current best estimate of the exposure for the remaining states.

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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $4,000 and $5,000, for these cash payments for the three and nine months ended September 30, 2014, respectively.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net income per share:
Net income	$2,536	$(19,036)	$15,097	$(8,241)
Weighted average common shares	14,730	15,362	14,781	15,362
Basic net income per share	$0.17	$(1.24)	$1.02	$(0.54)
Diluted net income per share:
Net income	$2,536	$(19,036)	$15,097	$(8,241)
Weighted average common shares	14,730	15,362	14,781	15,362
Effect of dilutive securities: stock options	41	—	142	—
Diluted weighted average common shares	14,771	15,362	14,923	15,362
Diluted net income per share	$0.17	$(1.24)	$1.01	$(0.54)

For the three and nine months ended September 30, 2014, options to purchase 150,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2013, options to purchase 475,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2014
Cash	$57,206	$57,206	$—	$—
Total cash and cash equivalents	$57,206	$57,206	$—	$—
Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	750	750	—	—
Total restricted cash	$1,425	$750	$675	$—

Balance at December 31, 2013
Cash	$65,490	$65,490	$—	$—
Money market funds	733	733	—	—
Total cash and cash equivalents	$66,223	$66,223	$—	$—
Certificates of deposit	$875	$—	$875	$—
Merchant bank deposit	804	804	—	—
Total restricted cash	$1,679	$804	$875	$—

At September 30, 2014, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the period ended September 30, 2014.
Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Internet domain names and technology	$2,802	$2,813
Accumulated amortization	(2,575)	(2,409)
Total	$227	$404

Intangible assets have a useful life of 3 to 5 years. For the three months ended September 30, 2014 and 2013, amortization expense was $69,000 and $144,000, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $175,000 and $442,000, respectively.
Future expected amortization expense related to intangible assets at September 30, 2014 is as follows (in thousands):

Remainder of 2014	$58
2015	169
Total	$227
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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three months ended December 31, 2013, March 31, 2014 and September 30, 2014, the Company made cash payments of $12.3 million, $1.2 million and $208,000, respectively, to settled states after completion of the required due diligence. During the three and nine months ended September 30, 2014, the Company released $2.3 million and $5.8 million, respectively, of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the current best estimate of the exposure for the remaining states.
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
The Company is continuing its program under which it makes cash payments to people whose shares were not delivered to a state pursuant to the unclaimed property settlements. Such people must establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation and failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $4,000 and $5,000, for these cash payments for the three and nine months ended September 30, 2014, respectively. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price, and would be affected by any settlement of the pending unclaimed property reviews referred to above. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between November 30, 2014 and November 30, 2024. The following table summarizes the future minimum lease payments under these operating leases as of September 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,361	$4,908	$4,179	$3,716	$3,220	$13,155	$30,539
Local Deals and Getaways merchant payable included in accounts payable was $17.2 million and $27.2 million, as of September 30, 2014 and December 31, 2013, respectively.

Note 6: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the nine months ended September 30, 2014, the Company’s effective tax rate was 24.5%, treating the $5.8 million release of reserve for unexchanged promotional shares as having no recognizable tax impact, which decreased the Company's effective tax rate by 9.9%. For the nine months ended September 30, 2013, the Company’s effective tax rate was (351.1)%, treating the $22.0 million expense for unexchanged promotional shares as having no recognizable tax benefits, which decreased the Company's effective tax rate by 382.9%.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of September 30, 2014 are approximately $3.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
The Company maintains liabilities for uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2014, the Company had approximately $9.4 million in total unrecognized tax benefits, consisting of unrecognized tax benefits of approximately $8.0 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2014 and December 31, 2013, the Company had approximately $1.4 million and $1.1 million, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdiction and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In addition, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended September 30, 2014 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Beginning balance	$(83)	$(2,116)
Other comprehensive loss due to foreign currency transaction, net of tax	(1,651)	1,319
Ending balance	$(1,734)	$(797)

	Nine Months Ended
	September 30,
	2014	2013
Beginning balance	$(530)	$(737)
Other comprehensive loss due to foreign currency transaction, net of tax	(1,204)	(60)
Ending balance	$(1,734)	$(797)
There were no amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013. Accumulated other comprehensive income consists of foreign currency translation gain or loss.
Note 8: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of September 30, 2014, 300,000 of these options were vested and remain outstanding. As of September 30, 2014, there was no unrecognized stock-based compensation expense relating to these options. Total stock-based compensation for the three months ended September 30, 2014 and 2013 related to this option grant was nil and $187,000. Total stock-based compensation for the nine months ended September 30, 2014 and 2013 related to the outstanding stock option grant were $374,000 and $562,000, respectively. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In January 2012, the Company granted executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of September 30, 2014, 50,000 of these options were vested, 75,000 options were outstanding and 25,000 options were canceled upon the departure of an executive. Total stock-based compensation for the three months ended September 30, 2014 and 2013 related to the outstanding stock option grant were $60,000 and $119,000, respectively. Total stock-based compensation for the nine months ended September 30, 2014 and 2013 related to the outstanding stock option grant were $194,000 and $358,000, respectively. As of September 30, 2014, there was approximately $308,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of September 30, 2014, none of these options was vested and 75,000 options were outstanding. Total stock-based compensation for the three months ended September 30, 2014 and 2013 related to this option grant were $89,000 and 69,000, respectively. Total stock-based compensation for the nine months ended September 30, 2014 and 2013 related to this option grant were $267,000 and $69,000, respectively. As of September 30, 2014, there was approximately $993,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.9 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.

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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the nine months ended September 30, 2014, the Company repurchased 260,500 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of September 30, 2014. The Company did not repurchase any of its outstanding common stock during the three months ended September 30, 2014.

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
For the nine months ended September 30, 2014, the Company’s retained earnings includes a total adjustment of $346,000 related to the reverse/forward split, which includes transaction costs. During the nine months ended September 30, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $194,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of September 30, 2014, the sale proceeds of $194,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of September 30, 2014, the total amount payable of $194,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.
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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended September 30, 2014	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$22,601	$10,899	$—	$33,500
Intersegment revenues	311	14	(325)	—
Total net revenues	22,912	10,913	(325)	33,500
Operating income	$238	$196	$2,250	$2,684

Three Months Ended September 30, 2013	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$26,209	$11,047	$—	$37,256
Intersegment revenues	361	110	(471)	—
Total net revenues	26,570	11,157	(471)	37,256
Operating income	$2,506	$1,469	$(22,000)	$(18,025)

Nine Months Ended September 30, 2014	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$74,129	$36,449	$—	$110,578
Intersegment revenues	1,027	155	(1,182)	—
Total net revenues	75,156	36,604	(1,182)	110,578
Operating income	$8,613	$5,452	5,750	$19,815

Nine Months Ended September 30, 2013	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$86,368	$34,391	$—	$120,759
Intersegment revenues	757	440	(1,197)	—
Total net revenues	87,125	34,831	(1,197)	120,759
Operating income	$13,888	$5,916	$(22,000)	$(2,196)

(a) Includes a charge of $22.0 million for three and nine months ended September 30, 2013, and a $2.3 million and a $5.8 million release of reserve for the three and nine months ended September 30, 2014, respectively, related to unexchanged promotional shares.

As of September 30, 2014	North America	Europe	Elimination	Consolidated
Long-lived assets	$8,132	$1,648	$—	$9,780
Total assets	$77,583	$40,918	$(23,911)	$94,590

As of December 31, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$6,572	$2,077	$—	$8,649
Total assets	$96,278	$49,668	$(31,144)	$114,802
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the three and nine months ended September 30, 2014 and 2013, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2014, the Company had one customer that accounted for 14% of accounts receivable. As of December 31, 2013, the Company did not have any customer that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
North America
Travel	$13,945	$14,940	$46,404	$48,892
Search	3,895	5,173	11,624	16,856
Local	4,761	6,096	16,101	20,620
Total North America revenues	$22,601	$26,209	$74,129	$86,368
Europe
Travel	$8,762	$8,298	$29,225	$25,772
Search	469	828	1,999	2,539
Local	1,668	1,921	5,225	6,080
Total Europe revenues	$10,899	$11,047	$36,449	$34,391
Consolidated
Travel	$22,707	$23,238	$75,629	$74,664
Search	4,364	6,001	13,623	19,395
Local	6,429	8,017	21,326	26,700
Total revenues	$33,500	$37,256	$110,578	$120,759
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
United States	$16,711	$17,474	$65,141	$73,786
United Kingdom	7,023	7,399	23,763	23,221
Rest of the world	9,766	12,383	21,674	23,752
Total revenues	$33,500	$37,256	$110,578	$120,759

The following table sets forth long lived asset by geographic area (in thousands):

	As of September 30,	As of December 31,
	2014	2013
United States	$8,114	$6,557
Rest of the world	1,666	2,092
Total long lived assets	$9,780	$8,649

Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Mr. Holger Bartel that provides it with a total of 50.4% of the voting power.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The fees generated by the Company under these agreements amounted to $111,000 and $135,000 for the three months ended September 30, 2014 and 2013, respectively, and $488,000 and $546,000 for the nine months ended September 30, 2014 and 2013, respectively. The fees incurred by the Company under these agreements amounted to $8,000 and nil for the three months ended September 30, 2014 and 2013, respectively, and $53,000 and $4,000 for the nine months ended September 30, 2014, and 2013, respectively. The Company presents the receivables and payables with the Azzurro entities operating the Travelzoo business in Asia Pacific under these agreements on a net basis on the balance sheet as they are subject to a net settlement agreement. The Company's net receivable was $482,000 and $259,000 as of September 30, 2014 and December 31, 2013, respectively, and are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended September 30, 2014, European operations were 33% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products, the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company has initiated a performance review, which may result in merging the products, discontinuing or replacing one or both of them. Challenges in traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. As we are reviewing these products and working on their improvement, revenue from our Search products may continue to decline.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by subscribers. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue as we expand the use of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.

Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. Since the introduction of Local Deals in 2010 and Getaways in 2011, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for the voucher sold.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new subscribers in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new subscriber. Increases in the average cost of acquiring new subscribers may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our subscriber acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our subscriber acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of subscribers that cancel their subscription for various reasons, which may drive us to spend more on subscriber acquisition in order to replace the lost subscribers. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business in both North America and Europe we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in subscribers and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in subscribers and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our subscribers and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.4	11.6	12.3	10.5
Gross profit	86.6	88.4	87.7	89.5
Operating expenses:
Sales and marketing	52.3	49.5	45.8	47.7
General and administrative	33.0	28.2	29.1	25.4
Unexchanged promotional shares	(6.7)	59.1	(5.1)	18.2
Total operating expenses	78.6	136.8	69.8	91.3
Income from operations	8.0	(48.4)	17.9	(1.8)
Other income	—	0.6	0.2	0.3
Income before income taxes	8.0	(47.8)	18.1	(1.5)
Income taxes	0.4	3.3	4.4	5.3
Net income	7.6%	(51.1)%	13.7%	(6.8)%

Operating Metrics
The following table sets forth selected operating metrics in North America and Europe:

	Three Months Ended
	September 30,
	2014	2013
North America
Total Subscribers	16,954,000	16,530,000
Average cost per acquisition of a new subscriber	$2.99	$1.61
Revenue per subscriber (2)	$5.45	$6.52
Revenue per employee (3)	$314,000	$367,000
Europe
Total Subscribers	7,299,000	6,702,000
Average cost per acquisition of a new subscriber	$4.47	$2.68
Revenue per subscriber (2)	$6.44	$6.94
Revenue per employee (3)	$276,000	$273,000
Consolidated
Total Subscribers (1)	24,200,000	23,232,000
Average cost per acquisition of a new subscriber	$3.66	$1.91
Revenue per subscriber (2)	$5.74	$6.64
Revenue per employee (3)	$300,000	$333,000

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total subscriber amounts exclude Asia Pacific subscribers of 3,600,000 for each of the three months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
North America
Travel	$13,945	$14,940	$46,404	$48,892
Search	3,895	5,173	11,624	16,856
Local	4,761	6,096	16,101	20,620
Total North America revenues	$22,601	$26,209	$74,129	$86,368
Europe
Travel	$8,762	$8,298	$29,225	$25,772
Search	469	828	1,999	2,539
Local	1,668	1,921	5,225	6,080
Total Europe revenues	$10,899	$11,047	$36,449	$34,391
Consolidated
Travel	$22,707	$23,238	$75,629	$74,664
Search	4,364	6,001	13,623	19,395
Local	6,429	8,017	21,326	26,700
Total revenues	$33,500	$37,256	$110,578	$120,759

North America
North America revenues decreased $3.6 million for the three months ended September 30, 2014 from the three months ended September 30, 2013. This decrease was due to the decrease in Local, Search and Travel revenues. The decrease in Local revenues of $1.3 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $1.3 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
North America revenues decreased $12.2 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. This decrease was primarily due to the decrease in Local and Search revenues. The decrease in Local revenues of $4.5 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $5.2 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
Europe
Europe revenues decreased $148,000 for the three months ended September 30, 2014 from the three months ended September 30, 2013. This decrease was primarily due to the decrease in Search and Local revenues offset by the growth of Travel revenues. The decrease in Search revenue of $359,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Local revenue of $253,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $464,000 was primarily due to an increase in revenue from travel publications due to increased number of e-mails delivered.
Europe revenues increased $2.1 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. This increase was primarily due to growth of Travel revenues offset by a decrease in Local and Search revenues. The increase in Travel revenue of $3.5 million was primarily due to an increase in revenue from travel publications due to increased number of e-mails delivered and from Getaways due to increased number of Getaways vouchers sold. The decrease in Local revenue of $855,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $540,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

For the three and nine months ended September 30, 2014 and 2013, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $526,000 for the three months ended September 30, 2014. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $59,000 for the three months ended September 30, 2013.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $2.1 million for the nine months ended September 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $180,000 for the nine months ended September 30, 2013.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated subscriber refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.5 million and $4.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Cost of revenues was $13.6 million and $12.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.
Cost of revenue increased $153,000 for the three months ended September 30, 2014 from the three months ended September 30, 2013, due primarily to a $204,000 increase in payments made to third-party partners of the Travelzoo Network and a $168,000 increase in salary and employee related expenses due to headcount increase for customer service, offset by a $248,000 decrease in fees we paid related to user searches on Fly.com.
Cost of revenue increased $893,000 for the nine months ended September 30, 2014 from the nine months ended September 30, 2013, due primarily to a $573,000 increase in payments made to third-party partners of the Travelzoo Network, a $275,000 increase in salary and employee related expenses due to headcount increase for hotel booking customer service, an increase of $259,000 in Local Deals and Getaways costs including a $193,000 increase in subscriber refunds, offset by a $558,000 decrease in fees we paid related to user searches on Fly.com.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $17.5 million and $18.4 million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, advertising expenses accounted for 22% and 37%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and subscriber acquisition costs. The goal of our advertising was to acquire new subscribers to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses was $50.7 million and $57.6 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, advertising expenses accounted for 20% and 37%, respectively, of total sales and marketing expenses.
Sales and marketing expenses decreased $914,000 for the three months ended September 30, 2014 from the three months ended September 30, 2013. The decrease was primarily due to a $1.7 million planned decrease in Search traffic acquisition costs and $1.2 million decrease in salary and employee related expenses, offset by a $1.7 million increase in subscriber acquisition costs.
Sales and marketing expenses decreased $6.9 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The decrease was primarily due to a $5.7 million planned decrease in Search traffic acquisition costs and a $3.3 million decrease in salary and employee related expenses, offset by a $1.7 million increase in subscriber acquisition costs.

General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $11.1 million and $10.5 million for the three months ended September 30, 2014 and 2013, respectively. General and administrative expenses were $32.2 million and $30.7 million for the nine months ended September 30, 2014 and 2013, respectively.
General and administrative expenses increased $546,000 for the three months ended September 30, 2014 from the three months ended September 30, 2013. The increase was primarily due to a $773,000 increase in salary and employee related expenses due in part to an increase in headcount, offset by a $227,000 decrease in professional service expenses.
General and administrative expenses increased $1.5 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase was primarily due to a $2.1 million increase in salary and employee related expenses due in part to an increase in headcount, offset by an $803,000 decrease in professional service expenses.
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
In October 2013, the Company entered into agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the three and nine months ended September 30, 2014, the Company recorded a $2.3 million and a $5.8 million release of reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares.
See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information on the unexchanged promotional shares contingency.

Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $158,000 and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 6% and 25% for the three months ended September 30, 2014 and 2013, respectively. Income tax expense was $4.9 million and $6.4 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 25% and (351)% for the nine months ended September 30, 2014 and 2013, respectively.
Our effective tax rate increased for the nine months ended September 30, 2014 from the nine months ended September 30, 2013, treating the $5.8 million release of reserve for unexchanged promotional shares as having no recognizable tax impact, which decreased the Company's effective tax rate by 10%. For the nine month ended September 30, 2013, the $22.0 million expense for the unexchanged promotional shares was treated as having no recognizable tax benefits, which decreased the Company's effective tax rate by 383%. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $3.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. During the three months ended September 30, 2014, the Company received a Revenue Agent's Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues	$22,601	$26,209	$74,129	$86,368
Income from operations	$238	$2,506	$8,613	$13,888
Income from operations as a % of revenues	1.1%	9.6%	11.6%	16.1%

North America net revenues decreased $3.6 million for the three months ended September 30, 2014 from the three months ended September 30, 2013 (see “Revenues” above). North America expenses decreased $1.4 million for the three months ended September 30, 2014 from the three months ended September 30, 2013. This decrease was primarily due to a $1.1 million decrease in Search traffic acquisition costs, and a $217,000 decrease in salary and employee related expense.
North America net revenues decreased $12.2 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013 (see “Revenues” above). North America expenses decreased $6.7 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. This decrease was primarily due to a $4.5 million decrease in Search traffic acquisition costs, and a $1.3 million decrease in salary and employee related expense.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues	$10,899	$11,047	$36,449	$34,391
Income from operations	$196	$1,469	$5,452	$5,916
Income from operations as a % of revenues	1.8%	13.3%	15.0%	17.2%

Europe net revenues decreased $148,000 for the three months ended September 30, 2014 from the three months ended September 30, 2013 (see “Revenues” above). Europe expenses increased $1.0 million for the three months ended September 30, 2014 from the three months ended September 30, 2013. This increase was primarily due to a $1.2 million increase in subscriber acquisition costs.
Europe net revenues increased $2.1 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013 (see “Revenues” above). Europe expenses increased $2.2 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. This increase was primarily due to a $1.2 million increase in subscriber acquisition costs and a $490,000 increase in salary and employee related expense due primarily to an increase in headcount.
Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $69,000 for the three months ended September 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $41,000 for the three months ended September 30, 2013.
Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $318,000 for the nine months ended September 30, 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $72,000 for the nine months ended September 30, 2013.
The Company had inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. These inter-company loans were repaid during the three months ended September 30, 2014.
Liquidity and Capital Resources
As of September 30, 2014, we had $57.2 million in cash and cash equivalents, of which $40.7 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $66.2 million as of December 31, 2013 primarily as a result of cash used in financing, investing activities and the effect of exchange rate changes on cash and cash equivalents, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$1,698	$18,665
Net cash used in investing activities	(2,714)	(1,810)
Net cash used in financing activities	(6,334)	—
Effect of exchange rate changes on cash and cash equivalents	(1,667)	(124)
Net increase (decrease) in cash and cash equivalents	$(9,017)	$16,731

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2014 was $1.7 million which consisted of a net income of $15.1 million, adjustments for non-cash items of $3.1 million and a $16.5 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $834,000 of stock-based compensation expense and $2.0 million of depreciation and amortization expense on property and equipment. The decrease in cash from changes in operating assets and liabilities primarily consisted of $7.2 million in accrued expenses for unexchanged promotional shares, and $9.2 million in accounts payable, offset by $855,000 in income tax receivable and payable.
Net cash provided by operating activities for the nine months ended September 30, 2013 was $18.7 million which consisted of a net loss of $8.2 million, adjustments for non-cash items of $3.8 million and a $23.1 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $989,000 of stock-based compensation expense and $2.2 million of depreciation and amortization expense on property and equipment. The increase in cash from changes in operating assets and liabilities primarily consisted of $22.0 million in accrued expenses for unexchanged promotional shares.
Cash paid for income tax net of refunds received during the nine months ended September 30, 2014 and September 30, 2013 was $3.9 million and $1.9 million, respectively.
Net cash used in investing activities was $2.7 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively. The cash used in investing activities for the nine months ended September 30, 2014 was due primarily to $2.9 million in purchases of property and equipment, offset by $200,000 release of restricted cash. The cash used in investing activities for the nine months ended September 30, 2013 was due primarily to $3.6 million purchases of property and equipment, offset by $1.8 million release of restricted cash.
Net cash used in financing activities was $6.3 million for the nine months ended September 30, 2014, which was due primarily to repurchases of our common stock.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013, a $1.2 million cash payments during the three months ended March 31, 2014 and a $208,000 cash payments during the three months ended September 30, 2014. The Company maintains a reserve related to the remaining states for estimated potential claims and future settlements.

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
Consistent with our growth, we have experienced fluctuations in our cost of revenues, sales and marketing expenses and our general and administrative expenses, including increases in product development costs, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs for at least the next twelve months. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.

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
The following summarizes our principal contractual commitments as of September 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,361	$4,908	$4,179	$3,716	$3,220	$13,155	$30,539
Purchase obligations	279	1,184	391	—	—	—	1,854
Total commitments	$1,640	$6,092	$4,570	$3,716	$3,220	$13,155	$32,393

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $10.8 million as of September 30, 2014. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, research and experimentation tax credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the nine months ended September 30, 2014 and 2013, our effective tax rates were 25% and (351)%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
For the nine months ended September 30, 2014 and September 30, 2013, we generated a profit of $15.1 million and incurred a loss of $8.2 million. In the years ended December 31, 2013, 2012 and 2011, we incurred a net loss of $5.0 million and generated a net income of $18.2 million and $3.3 million, respectively. Although we were profitable in 2012 and 2011, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In addition, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended September 30, 2014 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
For the nine months ended September 30, 2014, our cash and cash equivalents decreased by $9.0 million to $57.2 million, of which $40.7 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required under additional settlements relating to escheat claims, as described under Note 1 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Europe increased 6.0% in the nine months ended September 30, 2014 from the same period last year, and our operations in Europe generated an operating income before tax of $5.4 million for the nine months ending September 30, 2014 and an operating income before tax of $7.7 million and $7.0 million in 2013 and 2012, respectively. We intend to continue adding a significant number of subscribers in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $5.9 million and $4.3 million on online marketing initiatives relating to subscriber acquisition for the nine months ended September 30, 2014 and 2013, respectively, and expect to continue to spend significant amounts to acquire additional subscribers. We must continue to retain and acquire subscribers in order to maintain or increase revenue. We cannot assure you that the revenue from subscribers we acquire will ultimately exceed the cost of acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain subscribers. If we reduce our subscriber acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new subscribers. If we are unable to acquire new subscribers who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if subscribers cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or subscriber growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
Since the commencement of our operations, we have experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of September 30, 2014, we had 446 employees, down from 448 employees as of September 30, 2013. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and hotel booking platforms to capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. During the three months ended September 30, 2014, we reduced traffic spending, which reduced revenue by over $1.6 million compared to the three months ended September 30, 2013. We expect Search revenue to decline by up to $2.0 million during the three months ending December 31, 2014 compared to the three months ended December 31, 2013, based on our plans to reduce traffic acquisition spending due to the competitive market for this traffic. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended October 22, 2014, the closing price of our common stock on the NASDAQ Global Select Market ranged from $12.17 to $24.75. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.

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
We are subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment related laws and regulations, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property ownership and infringement, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, health, and safety.
Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.

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
During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. The Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013, a $1.2 million cash payments during the three months ended March 31, 2014 and a $208,000 cash payments during the three months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company released a $2.3 million and a $5.8 million, respectively, of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the current best estimate of the exposure for the remaining states.
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
The Company is continuing its program under which it makes cash payments to people who establish that they satisfy the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This program is not available for individuals whose promotional shares have been escheated to a state by the Company. The accompanying condensed consolidated financial statements include a charge for payments under this program in general and administrative expenses of $5,000 for the nine months ended September 30, 2014.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. Until these inter-company loans are repaid, future changes in foreign currency on these loans will be recorded in consolidated statement of operations. We have performed a sensitivity analysis as of September 30, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $185,000 foreign exchange loss for the nine month periods ended September 30, 2014.
Item 4.        Controls and Procedures
For the period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended September 30, 2014, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 23, 2014