Form 10-K
period 2014-12-31
TRAVELZOO INC
filed 2015-02-17
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported on the NASDAQ Global Select Market, was $141,253,375.
The number of shares of Travelzoo common stock outstanding as of February 13, 2015 was 14,730,454 shares.

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
Item 1. Business
Overview
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 27 million members in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo's rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company.
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile applications. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. Over 27 million members receive our e-mail newsletters, published in 11 countries worldwide, including those in Asia Pacific where our brand is operated under a license. Travelzoo’s website is visited by 9.0 million unique visitors each month. We reach an audience of over 60 million Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 2.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 3.4 million times.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo iPhone and Android applications, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Iceland Air, InterContinental Hotels Group, Interstate Hotels & Resorts, Key Tours International, Liberty Travel, Princess Cruises, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, and Virgin America.

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
We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2014, European operations were 33% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel, a director of the Company and brother of Ralph Bartel, that provides it with a total of 50.4% of the voting power.
As of December 31, 2014, there were 14,730,454 shares of common stock outstanding.
The Company was formed as a result of a combination and merger of entities founded by the Company's principal stockholder, Ralph Bartel. In 1998, Mr. Bartel founded Travelzoo.com Corporation, a Bahamas corporation, which issued approximately 5 million shares via the Internet to approximately 700,000 “Netsurfer stockholders” for no cash consideration, but subject to certain prerequisite qualifications. In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Holders of promotional shares of Travelzoo.com Corporation who established they had satisfied certain prerequisite qualifications were allowed a period of two years following the effective date to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. After April 2004, two years following the effective date, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding.
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
In April 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to the Company’s unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company recorded a $3.0 million and $22.0 million charge in the years ended December 31, 2012 and 2013, respectively. The Company made cash payments of $12.3 million to the settled states after completion of the required due diligence in the year ended December 31, 2013. During the year December 31, 2014, the Company made cash payments of $3.7 million to settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company settled with the remaining states and released $7.6 million of the reserve related to potential settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states. The Company has maintained estimated reserves related to the remaining settled states, which will be paid after completion of the required due diligence during the three months ending March 31, 2015.

Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfied the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $6,000 for the year ended December 31, 2014.
See Note 1 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares and related cash program.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. We believe there is a sizable travel and entertainment industry that we participate in that provides an opportunity to find high quality deals for our members and users. Direct spending on leisure travel in the United States by domestic and international travelers totaled $621.4 billion in 2013 and 78% of the domestic trips were taken for leisure purposes, according to the U.S. Travel Association. Direct spending on leisure travel in Europe by domestic and international travelers totaled $663.7 billion in 2013 and 76% of the spending was for leisure purposes, according to the World Travel & Tourism Council. In addition, we believe that we are well positioned with our operations in North America and Europe to capture high quality deals for our members and users.
While our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2015, BIA/Kelsey forecasts total local media revenues to reach $139.3 billion in 2015. Online/digital will account for more than one-quarter (25.2 percent) of total local media revenues in 2015. Revenues for online/digital are expected to grow from $31 billion in 2014 to $35 billion in 2015, representing a 13.1 percent growth rate. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the ground rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. BIA/Kelsey anticipates that mobile local advertising revenues will grow from $4.3 billion in 2014 to $6.6 billion in 2015 and local social media revenues will grow from $2.5 billion in 2014 to $3.6 billion in 2015.
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

The following table presents an overview of our products:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses	24/7	9.0 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	23.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	22.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	Over 177 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 350 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Travelzoo Mobile Applications	iPhone and Android applications that allow users to discover the best Travel, Entertainment and Local Deals.	On-demand	3.4 million downloads	Allows Travel, Entertainment and Local Deals advertisers to reach our audience that is on the go.	24/7 access to Travel, entertainment and Local Deals for consumers that are on the go.

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	2.5 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight, hotel and rental car options from multiple sources	On-demand	2.5 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser's website	Free access to real-time price comparisons from airlines and online travel agencies

*
For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network, SuperSearch, Fly.com and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2014.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. 27 million members receive our e-mail newsletters, published in 11 countries worldwide, including those in Asia Pacific where our brand is operated under license. Travelzoo’s website is visited by 9.0 million unique visitors each month. We reach an audience of over 60 million Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 2.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 3.4 million times.
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

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 27 million travel shoppers.

•	Global Reach. We offer access to Internet users across the U.S., Canada, France, Germany, Spain, and the U.K.
Key features of our solution for local businesses include:

•	Real-Time Listings of Special Offers. Our technology allows local businesses to advertise special offers on a real-time basis.

•	Real-Time Performance Reports. We provide local businesses with real-time tracking of the performance of their advertising campaigns.

•
Access to Local Consumers. Travelzoo members submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to members who live or work near the local businesses.

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
Growth Strategy
Our growth strategy relies on building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend towards mobile usage by consumers.

•
Building a travel and lifestyle brand with a large, high-quality user base. We believe that it is essential to establish a strong brand with a large, high-quality user base within the travel, entertainment and local industries we serve. We currently utilize online marketing and direct marketing to promote our brand to consumers. We utilize sponsorships at industry conferences and public relations to promote our brand. We believe that high-quality content attracts a high-quality user base.

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

Advertisers
As of December 31, 2014, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air New Zealand	Interstate Hotels & Resort
Atlantis, Paradise Island, Bahamas	Jet Luxury Resorts
Apple Vacations	Key Tours International
British Airways	Liberty Travel
CheapTickets	Lufthansa
Cirque du Soleil	Mandalay Bay Resort and Casino
Delta Air Lines	Online Vacation Center
Expedia	Pleasant Holidays
Fairmont Hotels and Resorts	Princess Cruises
Fareportal	Starwood Hotels & Resorts Worldwide
Hawaiian Airlines	TripAdvisor
Hong Kong Tourism Board	United Airlines
Hotwire	Vacation Express
Iceland Air	Virgin America
InterContinental Hotels Group	Windstar Cruises
As discussed in Note 12 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2014, 2013 and 2012. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control. It is possible that we may have an advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.
In 2014, 67% of our total revenues were generated from our North America operations, and 33% of our total revenues were generated from our European operations. See Note 12 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2014, our advertising sales force and sales support staff consisted of 142 employees worldwide. We intend to grow our advertiser base by expanding over time the size of our sales force.
We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we utilize an online marketing program to acquire new members for our e-mail publications. We believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands.
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
Employees
As of December 31, 2014, we had 438 employees in Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the years ended December 31, 2014, and 2012, we generated a net income of $16.4 million and $18.2 million, respectively. In the year ended December 31, 2013, we incurred a net loss of $5.0 million. Although we were profitable in 2014 and 2012, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new members and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our planned growth;

•	our ability to attract users to our websites, which may be adversely affected by the audience shift to mobile devices;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	volatility of our operating results in new markets.
We may significantly increase our operating expenses related to advertising campaigns for the Travelzoo and Fly.com brands, as well as our hotel booking platform, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new members.
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
During the third quarter of 2010, we launched our Local Deals format of advertising and during the second quarter of 2011, we launched our Getaway format of advertising, under which we sell vouchers directly to consumers to advertise promotional deals provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require investments to maintain and grow the business including additional sales force hiring, building a customer service organization, marketing, technology tracking systems and payment processing. This format, introduced to the market in recent years, has resulted in many competitors entering the marketplace, thereby creating a very competitive marketplace. This competitive landscape along with the required investments to start, maintain and grow this format create a risk that our costs may exceed our revenues in the short and long term, which may materially impact our results of operation and financial condition. Operating this format may introduce additional volatility to our stock price due to the performance of this format by the Company and/or the overall market valuations that are being determined by the market for companies operating this format of advertising. Moreover, the rate at which our existing customers purchase vouchers has declined, and may continue to decline, given, among other things, increased competition in the marketplace and the decrease in demand of consumers for voucher deals. Historically, our customers often purchased a voucher when they received our emails, even though they may not have intended to use the voucher in the near term. The growth in recent periods of competition and the marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. This shift in purchasing behavior may adversely impact revenues. While we are continuing to evolve our strategy to address the changing market dynamics, we may not always be successful in doing so.
In addition, we are in the process of expanding our hotel booking platform which may result in an increase in costs to further develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform is not embraced by our users or our advertising partners, our business and financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. We can give no assurances that the hotel booking platform will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.

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

Recent trends showing that consumers are becoming more interested in a “pull” marketplace than a “push” marketplace have created new challenges.
We have been successful with a “push” marketplace by inspiring people to take trips or purchase travel deals that they had not planned. We have noticed that consumers, however, have been seeking a “pull” marketplace to allow consumers the ability to search and browse for specific needs on specific dates. As we continue to invest in products, such as the hotel booking platform, to make it easier to search for our travel deals and move towards a “pull” marketplace, our results of operations could be adversely affected. Our required investment to make our website, mobile site and apps easier to search and more simple to buy or book deals create a risk that our costs and product development expenditures may exceed our revenues in the short and long term, which may materially impact our financial condition. We anticipate that our financial results will be impacted as we continue to invest in our growth through increased spending in improving our products to accommodate a “pull” marketplace.

We may have exposure to additional tax liabilities.
As a global company, we are subject to income taxes as well as non-income based tax, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In addition, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the year December 31, 2014 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.
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
Given that we intend for our hotel booking platform to consist of an agency model whereby we will facilitate reservations on behalf of a hotel, the payment of hotel occupancy taxes and other taxes should be the responsibility of the merchant. The intended business practice for our hotel booking platform will primarily be for the merchant to be responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions. Either step could have a material adverse effect on our business and results of operations. We will continue to assess the risks of the potential financial impact of additional tax exposure.
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
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our members. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our members or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaways or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaways or the planned hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaways and the hotel booking platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the launch of our hotel booking platform capabilities, which may result in lower revenue depending on volume of hotel bookings.
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
Our standard agreements with our merchants generally limit the time period during which we may seek reimbursement for member refunds or claims. Our members may make claims for refunds with respect to which we are unable to seek reimbursement from our merchants. Our members could also make false or fraudulent refund claims. Our inability to seek reimbursement from our merchants for refund claims could have an adverse effect on our liquidity and profitability.

If our advertisers do not meet the needs and expectations of our members, our business could suffer.
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers that are outside our control. In particular, this is the case with our Local Deals and Getaway merchants, since we are selling vouchers on behalf of the merchants directly to our members as opposed to our travel business when we are only collecting the advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.

Our business relies heavily on e-mail and other messaging services, and any restrictions on the sending of e-mails or messages or a decrease in member willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon e-mail and other messaging services. Deals offered through e-mails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of e-mail and other messaging services to our businesses, if we are unable to successfully deliver e-mails or messages to our members or potential members, or if members decline to open our e-mails or messages, our revenue and profitability would be adversely affected. New laws and regulations regulating the sending of commercial e-mails, including those enacted in foreign jurisdictions (such as Canada), may affect our ability to deliver of e-mails or messages to our members or potential members and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of, e-mails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk e-mail transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver e-mails or other messages to third parties. In addition, our use of e-mail and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send e-mails or other messages. Any disruption or restriction on the distribution of e-mails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services if they are not satisfied with our mobile user experience and could decrease their willingness to be an e-mail member, which could adversely affect our revenue and profitability.
Our reported total number of members may be higher than the number of our actual individual members and may not be representative of the number of persons who are active potential customers.
The total number of members we report may be higher than the number of our actual individual members because some members have multiple registrations, other members have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these members, we do not have a reliable system to accurately identify the number of actual individual members, and thus we rely on the number of total members shown on our records as our measure of the size of our member base. In addition, the number of members we report includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed. Those numbers may include individuals who do not receive our e-mails because our e-mails have been blocked or are otherwise undeliverable. As a result, the reported number of members should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our e-mail offers.
We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.
For the year ended December 31, 2014, our cash and cash equivalents decreased by $11.4 million to $54.8 million, of which $41.8 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle escheat or tax claims, as described under Note 5 and 6 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business.
If we choose to raise additional funds through the issuance of equity securities, existing stockholders may experience significant dilution of their ownership interest and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing by issuing debt securities or bank borrowings, the terms of these arrangements could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

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
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
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
Our revenues in Europe increased 1.3% in 2014 compared to 2013, and our operations in Europe generated an operating income before tax of $5.7 million and $7.7 million in 2014 and 2013, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.

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
If we fail to retain our existing members or acquire new members, our revenue and business will be harmed.
We spent $7.8 million, $5.5 million and $5.4 million on online marketing initiatives relating to member acquisition for years ended December 31, 2014, 2013 and 2012 and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.

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
Since the commencement of our operations, we have experienced periods of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of December 31, 2014, we had 438 employees, up from 436 employees as of December 31, 2013. We expect that the number of our employees will fluctuate yet continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.

Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We have and may reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. During year ended December 31, 2014, we reduced traffic spending, which reduced revenue by over $5.0 million compared to the year ended December 31, 2013. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
We use data technology and software products from third parties including Microsoft and ITA Software. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Moreover, to the extent an airline does not provide content to ITA Software or third party data providers, or to us, and we cannot obtain the content, we may face additional costs (including legal costs) and the financial results of Fly.com could be negatively affected. If we are unable to continue to display travel data from multiple airline carriers, it would reduce the breadth of our query results on Fly.com and the number of travelers using our services could decline, resulting in a loss of revenues and a decline in our operating results. Fly.com depends on access to information related to airline schedules and fares and, to the extent our travel service providers no longer provide such information, Fly.com’s business and results of operations could be harmed. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended February 12, 2015, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.58 to $24.12. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.
Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. Between August 2011 and January 2012, numerous class action and derivative lawsuits were filed against the Company, which have since been resolved.

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
Vouchers which are issued under our Local Deals and Getaway may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the Credit Card Act of 2009 (the "CARD Act"), and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if the vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the voucher, or the promotional value, which is the add-on value of the voucher in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the voucher was issued; (ii) the voucher’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Purported class actions against other companies have been filed in federal and state court claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals and Getaways vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. For unredeemed vouchers, similar laws in other jurisdictions require us or merchants to honor the face value of vouchers sold, after the redemption period. For example, in Germany, certain consumer protection laws require us to refund consumers for approximately four years after the purchase date for the amount of the face value of purchased vouchers which remains unredeemed at the end of the redemption period. Therefore, we do not recognize the unredeemed amounts as revenue until after we are not subject to these laws. There may be similar laws in other countries or provinces that require similar practices. Such developments may materially and adversely affect the profitability or viability of our Local Deals and Getaways.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Local Deals and Getaways vouchers due to application of certain gift card laws, our net income could be materially and adversely affected.
In certain states and foreign jurisdictions, our Local Deals and Getaway vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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
We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our advertisers, merchants, members or third parties and as a result our revenue and goodwill could be materially and adversely affected.

In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals, Getaway and planned hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Target, have experienced high-profile security breaches that exposed their customers' personal information. While we strive to use commercially acceptable means to protect customer personal information, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the Company, which could have an adverse effect on our business. If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
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
As discussed under Note 1 to the accompanying consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. Unclaimed shares which were properly issuable and which the holders state of residence was unknown, were subject to escheat claims by the State of Delaware because the Company is organized under Delaware law.

As discussed in Note 1 to the accompanying consolidated financial statements, since March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares, which were not covered by the April 2011 settlement and release agreement with the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with these states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger.
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable term than was estimated. The Company has maintained estimated reserves related to the remaining settled states, which will be paid after completion of the required due diligence during the three months ending March 31, 2015.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, The Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $6,000 for the year ended December 31, 2014.
The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the potential liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaways vouchers.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaways program, would only be subject to registration if the voucher exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. As discussed under Note 5 to the accompanying consolidated financial statements included in this report, a lawsuit was filed against us by a non-practicing entity, commonly referred to as a "patent troll", claiming that the trip-planning metasearch service available on Fly.com infringes one or more claims of certain asserted patents. The plaintiff has asserted similar claims against other metasearch websites, including Expedia, Orbitz, Travelocity, Priceline, Yahoo! Inc., American Express, Kayak and BookIt. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in monetary liability and resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Austin, Texas; Boston, Massachusetts; Las Vegas, Nevada; Los Angeles, California; Miami, Florida; Mountain View, California; San Diego, California; San Francisco, California; Toronto, Ontario; and Vancouver, British Columbia.
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

	High	Low
2014:
Fourth Quarter	$15.86	$12.17
Third Quarter	$19.60	$15.50
Second Quarter	$23.48	$17.09
First Quarter	$24.75	$20.91
2013:
Fourth Quarter	$27.16	$20.28
Third Quarter	$32.68	$26.52
Second Quarter	$29.40	$21.15
First Quarter	$23.88	$18.77
On February 13, 2015, the last reported sales price of our common stock on the NASDAQ Global Select Market was $8.58 per share.
As of February 13, 2015, there were approximately 182 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2014.
Repurchases of Equity Securities
We did not purchase any of our equity securities during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, and December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
TRAVELZOO INC.
NASDAQ MARKET INDEX
S&P 500 PUBLISHING

Measurement Point	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Travelzoo Inc.	$100	$336.70	$200.00	$154.52	$173.47	$102.69
NASDAQ Market Index	$100	$116.91	$114.81	$133.07	$184.06	$209.71
S&P 500 Publishing	$100	$60.46	$67.24	$84.35	$135.8	$130.36

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
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues	$142,076	$158,234	$151,168	$148,342	$112,784
Income from operations	21,050	2,278	25,489	15,022	23,512
Net income (loss)	16,352	(5,011)	18,198	3,319	13,157
Net income (loss) per share - basic	$1.11	$(0.33)	$1.15	$0.20	$0.80
Net income (loss) per share - diluted	$1.10	$(0.33)	$1.14	$0.20	$0.80
Shares used in per share calculation — basic	14,768	15,269	15,866	16,315	16,444
Shares used in per share calculation — diluted	14,809	15,269	15,901	16,414	16,453

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Cash and cash equivalents	$54,812	$66,223	$61,169	$38,744	$41,184
Working capital	$41,185	$30,912	$42,654	$28,411	$39,563
Total assets	$90,488	$114,802	$97,833	$68,348	$66,002
Stockholders' equity	$39,814	$31,335	$43,339	$34,759	$45,889

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

Overview
Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global Internet media company. We inform over 27 million members in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a License agreement with Travelzoo Inc. and is not owned by the Company.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include our Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
On October 31, 2009, we sold our Asia Pacific operating segment to Azzurro Capital Inc. and its wholly-owned subsidiaries, Travelzoo (Asia) Limited and Travelzoo Japan K.K., to Azzurro Capital Inc. We have not had significant ongoing involvement with the operations of the Asia Pacific operating segment and have not had material economic interests in the Asia Pacific operating segment since the completion of the sale. Starting November 1, 2009, the Travelzoo websites in Asia Pacific (cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletters in Asia Pacific and the Newsflash e-mail alert service in Asia Pacific have been published by Travelzoo (Asia) Limited and Travelzoo Japan K.K., under a license agreement with the Company. There is a reciprocal revenue-sharing agreement among the entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacation, British Airways, Harrah’s Entertainment, Expedia, Fairmont Hotels and Resorts, Hilton Hotels, Interstate Hotels & Resorts, JetBlue Airways, Key Tours International, Liberty Travel, Marriott Hotels, Royal Caribbean, Spirit Airlines, Starwood Hotels & Resorts Worldwide, TripAdvisor, United Airlines, and Virgin Atlantic.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the year ended December 31, 2014, European operations were 33% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
When evaluating the financial condition and operating performance of the Company, management focuses on financial and non-financial indicators such as growth in the number of members to the Company’s newsletters, operating margin, growth in revenues in the absolute and relative to the growth in reach of the Company’s publications measured as revenue per member and revenue per employee as a measure of productivity.
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
Our Local category of revenue includes the publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of vouchers or items sold or a fee for clicks delivered to the advertisers. We recognize revenue upon the sale of the vouchers, when we receive notification of the direct bookings or upon delivery of the clicks. The Company earns a fee for acting as an agent in these transactions, which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, members or others.
Trends in Our Business
Our ability to generate revenues in the future depends on numerous factors such as our ability to sell more advertising to existing and new advertisers, our ability to increase our audience reach and advertising rates and our ability to develop and launch new products.
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company is reviewing the performance of these products, which may result in merging the products, discontinuing or replacing one or both of them. Challenges in traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. As we review these products and work on their improvement, revenue from our Search products may continue to decline.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaway). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular, with Local Deals and Getaway, depending on how many vouchers are purchased by members. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue as we expand the use of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.

Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. Since the introduction of Local Deals in 2010 and Getaway in 2011, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for the voucher sold.
Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our members and page views of our websites to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect to continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. We are addressing this growing channel of our audience through development of our mobile applications and through marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. If we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions such as intense competition in our industry. We have not had any significant rate increase in recent years due to intense competition in our industry. Even if we increase our rates, the increased price may reduce the amount of advertisers willing to advertise with us and, therefore, decrease our revenue. We may need to decrease our rates based on competitive market conditions and the performance of our audience in order to maintain or grow our revenue.
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues will increase if the number of searches performed on Fly.com increases because we pay a fee based on the number of searches performed on Fly.com. Our cost of revenues may increase if the face value of vouchers that we sell for Local Deals and Getaway increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, due to customer service costs related to vouchers sold and due to member refunds on vouchers sold. Our cost of revenues are expected to increase due to our effort to develop our hotel booking platform as well. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our member acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business both in the North America and Europe we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our members and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets over time and development of new advertising formats to result in a significant additional increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, whose claims were not escheated to states and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in professional fees for various initiatives. In addition, we expect to incur additional costs related to the development of our hotel booking platform capabilities, which we are developing, in part, to address the shift to mobile devices.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as the disposition of our Asia business in 2009 or our State of Delaware settlement during 2011. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	12.6	11.0	10.4
Gross profit	87.4	89.0	89.6
Operating expenses:
Sales and marketing	47.3	47.4	45.1
General and administrative	30.6	26.3	25.6
Unexchanged promotional shares	(5.3)	13.9	2.0
Total operating expenses	72.6	87.6	72.7
Income from operations	14.8	1.4	16.9
Other income	0.1	0.3	0.2
Income before income taxes	14.9	1.7	17.1
Income taxes	3.4	4.9	5.0
Net income (loss)	11.5%	(3.2)%	12.1%

Operating Metrics
The following table sets forth operating metrics in North America and Europe:

	Years Ended December 31,
	2014	2013	2012
North America
Total members	16,843,000	16,506,000	16,087,000
Average cost per acquisition of a new member	$2.09	$1.41	$1.23
Revenue per member (2)	$5.77	$6.96	$6.95
Revenue per employee (3)	$340	$398	$445
Mobile application downloads	2,312,000	1,653,000	992,000
Social media followers	1,809,000	1,483,000	661,000
Europe
Total members	7,347,000	6,768,000	6,371,000
Average cost per acquisition of a new member	$3.53	$2.19	$2.54
Revenue per member (2)	$6.93	$7.26	$7.30
Revenue per employee (3)	$297	$299	$291
Mobile application downloads	1,192,000	814,000	430,000
Social media followers	494,000	393,000	117,000
Consolidated
Total members (1)	24,190,000	23,274,000	22,458,000
Average cost per acquisition of a new member	$2.66	$1.66	$1.70
Revenue per member (2)	$6.10	$7.05	$7.04
Revenue per employee (3)	$324	$363	$388
Mobile application downloads	3,504,000	2,467,000	1,422,000
Social media followers	2,303,000	1,876,000	778,000

(1)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total member amounts exclude Asia Pacific members of 3,500,000, 3,600,000 and 3,100,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Annual revenue divided by number of members at the beginning of the year.

(3)	Annual revenue divided by number of employees at the end of the year.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2014	2013	2012
North America
Travel	$59,160	$63,812	$56,636
Search	14,857	20,704	23,101
Local	21,166	27,439	29,050
Total North America revenues	$95,183	$111,955	$108,787
Europe
Travel	$37,339	$34,635	$29,844
Search	2,413	3,264	4,149
Local	7,141	8,380	8,388
Total Europe revenues	$46,893	$46,279	$42,381
Consolidated
Travel	$96,499	$98,447	$86,480
Search	17,270	23,968	27,250
Local	28,307	35,819	37,438
Total revenues	$142,076	$158,234	$151,168

North America
North America revenues decreased $16.8 million in 2014 compared to 2013. This decrease was primarily due to the decrease in Local, Search and Travel revenues. The decrease in Local revenues of $6.3 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $5.8 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Travel revenue of $4.6 million was primarily due to the decreased number of Getaways vouchers sold and paid clicks.
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
Europe
Europe revenues increased $615,000 in 2014 compared to 2013. This increase was primarily due to an increase in Travel revenues offset by a decrease in Local and Search revenues. The increase in Travel revenue of $2.7 million was primarily due to an increase in revenues from travel publications due to an increased number of e-mails delivered. The decrease in Local revenues of $1.2 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $851,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

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
For 2014, 2013 and 2012, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $1.7 million for 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $1.4 million and $1.7 million for 2013 and 2012, respectively.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell and hotel booking, and salary expenses associated with network operations and customer service staff. Cost of revenues was $17.9 million, $17.4 million and $15.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Cost of revenue increased $504,000 in 2014 compared to 2013. This increase was primarily due to $685,000 increase in payments made to third-party partners of the Travelzoo Network, a $434,000 increase in salary and employee related expenses due to headcount increase for hotel booking customer service, a $200,000 increase in professional service expenses, offset by a $827,000 decrease in fees we paid related to user searches on Fly.com.
Cost of revenue increased $1.7 million in 2013 compared to 2012. This increase was primarily due to an increase of $1.1 million in payments made to third-party partners of the Travelzoo Network, an increase of $488,000 in Local Deals and Getaway costs including a $545,000 increase in credit card fees and a $449,000 increase in salary and employee related expenses due primarily to an increase in customer service headcount, offset by an $819,000 decrease in member refunds.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $67.2 million, $74.9 million and $68.2 million for 2014, 2013 and 2012, respectively. Advertising expenses accounted for 30%, 36% and 41%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites, and increase brand awareness.
Sales and marketing expenses decreased $7.6 million in 2014 compared to 2013. The decrease was primarily due to a $7.2 million planned decrease in Search traffic acquisition costs and a $3.4 million decrease in salary and employee related expenses, offset by a $2.3 million increase in member acquisition cost. The increase in member acquisition cost was intended to drive future growth, increase the reach of our audience, both in terms of the size of our audience and from growing sources such as mobile devices and social media.
Sales and marketing expenses increased $6.6 million in 2013 compared to 2012. The increase was primarily due to an $8.8 million increase in salary and employee related expenses due primarily to an increase in headcount, offset by a $1.6 million decrease in Search traffic acquisition costs. These increases in salary and employee related expenses were aligned with our investments intended to drive future growth, which were focused on increasing sales headcount, our analytic capabilities and our audience, both in terms of number of member and the size of our audience from growing sources such as mobile devices and social media.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and product development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $43.5 million, $41.7 million and $38.7 million for 2014, 2013 and 2012, respectively.
General and administrative expenses increased $1.8 million in 2014 compared to 2013. The increase was primarily due to a $1.8 million increase in salary and employee related expenses due in part to an increase in product development headcount and professional services costs.
General and administrative expenses increased $3.0 million in 2013 compared to 2012. The increase was primarily due to a $1.9 million increase in salary and employee related expenses due primarily to an increase in product development headcount, and a $1.2 million increase in rent, office and insurance expense due to the continuing expansion of our business.
Unexchanged Promotional Shares
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to a previously-announced unclaimed property review. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former shareholders of Travelzoo.com Corporation following a 2002 merger, as previously disclosed in the Company’s report on Form 10-K. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as shareholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. Under the terms of the agreement, the Company made a $20.0 million cash payment to the State of Delaware in April 2011 and received a complete release of those claims from the State of Delaware. The $20.0 million payment was recorded as an expense in the three months ended March 31, 2011.
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

In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable term than was estimated.
See Note 1 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares contingency.
Other Income
Other income consisted primarily of interest earned on cash, cash equivalents and restricted cash as well as income from Travelzoo Asia Pacific. Other income was $141,000, $429,000 and $309,000 for 2014, 2013 and 2012, respectively. Other income decreased $288,000 from 2013 to 2014. This decrease was primarily due to lower income related to Travelzoo Asia Pacific and decreased interest income due to lower cash balances. Other income increased $120,000 from 2012 to 2013. This increase was primarily due to higher income related to Travelzoo Asia Pacific and increased interest income due to higher cash balances.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflect federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $4.8 million, $7.7 million and $7.6 million for 2014, 2013 and 2012, respectively. Our effective tax rate was 23%, 285% and 29% for 2014, 2013 and 2012, respectively.
Our effective tax rate decreased for the year ended December 31,2014 compared to the year ended December 31, 2013, due to the treatment of the $7.6 million release of reserve for the unexchanged promotional shares as having no recognizable tax impact, which decreased the Company's effective tax rate by 13%. For the year ended December 31, 2013, the $22.0 million expense for the unexchanged promotional shares was treated as having no recognizable tax benefits, which increased the Company's effective tax rate by 254%. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any.
The total amount of the valuation allowance at December 31, 2014 decreased $1.7 million from the amount recorded as of December 31, 2013, primarily due to expiration of capital loss carryforward as the tax benefits was not utilized.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $4.1 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $570,000 at December 31, 2014.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. We have received a Revenue Agent’s Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.

Segment Information
North America

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues	$95,183	$111,955	$108,787
Income from operations	$7,679	$16,567	$21,481
Income from operations as a % of revenues	8%	15%	20%

North America net revenues decreased $16.8 million in 2014 compared to 2013 (see “Revenues” above). North America expenses decreased $7.3 million from 2013 to 2014. This decrease was primarily due to a $5.3 million decrease in Search traffic acquisition costs, and a $1.3 million decrease in salary and employee related expense.
North America net revenues increased $3.2 million in 2013 compared to 2012 (see “Revenues” above). North America expenses increased $8.2 million from 2013 to 2014. This increase was primarily due to an $8.1 million increase in salary and employee related expenses due primarily to a headcount increase.
Europe

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues	$46,893	$46,279	$42,381
Income from operations	$5,788	$7,710	$7,008
Income from operations as a % of revenues	12%	17%	17%

Europe net revenues increased $615,000 in 2014 compared to 2013 (see “Revenues” above). Europe expenses increased $2.2 million from 2013 to 2014. This increase was primarily due to a $1.8 million increase in member acquisition costs.
Europe net revenues increased $3.9 million in 2013 compared to 2012 (see “Revenues” above). Europe expenses increased $3.5 million from 2013 to 2014. This increase was primarily due to a $2.8 million increase in salary and employee related expense due primarily to a headcount increase, and a $616,000 increase in cost of revenue primarily related to Local Deals and Getaways credit card fees and customer service.
Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $325,000 for 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $55,000 and $16,000 for 2013 and 2012, respectively.
The Company had inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. These inter-company loans were repaid during the year ended December 31, 2014.

Liquidity and Capital Resources
As of December 31, 2014, we had $54.8 million in cash and cash equivalents, of which $41.8 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $66.2 million as of December 31, 2013 primarily as a result of cash used in financing, investing activities and the effect of exchange rate changes on cash and cash equivalents, partially offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Year Ended December 31,
	2014	2013	2012
	( In thousands)
Net cash provided by operating activities	$1,530	$16,852	$36,700
Net cash used in investing activities	(3,060)	(3,675)	(3,693)
Net cash used in financing activities	(6,334)	(8,452)	(11,510)
Effect of exchange rate changes on cash and cash equivalents	(3,547)	329	928
Net increase (decrease) in cash and cash equivalents	$(11,411)	$5,054	$22,425

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $1.5 million for 2014, which consisted of a net income of $16.4 million, adjustments for non-cash items of $4.5 million and a $19.3 million decrease in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $2.8 million of depreciation and amortization expense on property and equipment and $982,000 of stock-based compensation expense net of forfeitures. In addition, the increase in cash from changes in working capital activities primarily consisted of $11.3 million in accrued expenses for unexchanged promotional shares, $6.9 million in accounts payable, $1.2 million in income taxes receivable and $1.1 million in accounts receivable.
Net cash provided by operating activities was $16.8 million for 2013, which consisted of a net loss of $5.0 million, adjustments for non-cash items of $5.1 million and a $16.8 million increase in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $1.4 million of stock-based compensation expense and $3.0 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in working capital activities primarily consisted of $9.7 million in accrued expenses for unexchanged promotional shares, $4.0 million in income taxes receivable and $2.8 million in accounts payable.
Net cash provided by operating activities was $36.7 million for 2012, which consisted of a net income of $18.2 million, adjustments for non-cash items of $1.7 million and a $16.8 million increase in cash from changes in working capital. Adjustments for non-cash items primarily consisted of $1.2 million of stock-based compensation expense and $2.5 million of depreciation and amortization expense on property and equipment, offset by $2.2 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of $6.5 million in accounts payable, $5.2 million in income taxes receivable, $3.0 million in accrued expenses for unexchanged promotional shares and $2.6 million in accrued expenses.
Cash paid for income tax net of refunds received in 2014, 2013 and 2012 was $4.6 million, $2.6 million and $4.9 million, respectively.
Net cash used in investing activities for 2014, 2013 and 2012 was $3.1 million, $3.7 million and $3.7 million, respectively. The cash used in investing activities in 2014 was due primarily to $3.3 million in purchases of property and equipment, offset by $200,000 release of restricted cash. The cash used in investing activities in 2013 was due primarily to $5.5 million in purchases of property and equipment, offset by $1.8 million release of restricted cash. Net cash used in investing activities in 2012 were due primarily to purchases of property and equipment.

Net cash used in financing activities for 2014, 2013 and 2012 was $6.3 million, $8.5 million and $11.5 million, respectively, which was due primarily to repurchases of our common stock.

In April 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to the Company’s unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013 and $3.7 million cash payments in the year ended December 31, 2014. The Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable term than was estimated. The Company has maintained estimated reserves related to the remaining settled states, which will be paid after completion of the required due diligence during the three months ending March 31, 2015.

Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company.

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

The following summarizes our principal contractual commitments as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$5,113	$4,251	$3,702	$3,213	$2,869	$10,312	$29,460
Purchase obligations	1,271	529	—	—	—	—	1,800
Total commitments	$6,384	$4,780	$3,702	$3,213	$2,869	$10,312	$31,260

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $10.9 million as of December 31, 2014. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying consolidated financial statements for further information.
Critical Accounting Policies
We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, reserve for member refunds, allowance for doubtful accounts, income tax and loss contingencies. These policies, and our procedures related to these policies, are described in detail below.
Revenue Recognition
We recognize advertising revenues in the period in which the advertisement is displayed, or the voucher sale has been completed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

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

For Local Deals and Getaways products, the Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, members or others.
Commission revenues generated through provision of hotel booking reservations to hotels are recognized upon the estimated date the stay occurs at the hotel, which includes estimates of cancellations of the hotel bookings based upon historical patterns. If the hotel booking cannot be canceled then revenue is recognized upon booking.
Reserve for Member Refunds
We record an estimated reserve for member refunds based on our historical experience at the time revenue is recorded for Local Deals and Getaway voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserves for member refunds. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for member refunds may be required.
Estimated member refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated member refunds that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2014, 2013 and 2012, our effective tax rates were 23%, 285% and 29%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying consolidated financial statements for further information.

Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, state unclaimed property claims and lawsuits, including a patent infringement lawsuit. Please refer to Note 5 to the accompanying consolidated financial statements for further information regarding our loss contingencies.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of December 31, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $221,000 foreign exchange loss for the year ended December 31, 2014.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:
We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Travelzoo's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
February 13, 2015

TRAVELZOO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$54,812	$66,223
Accounts receivable, less allowance for doubtful accounts of $436 and $428 as of December 31, 2014 and 2013, respectively	14,608	13,986
Income tax receivable	3,756	2,656
Deferred tax assets	1,311	1,143
Prepaid expenses and other	2,684	3,598
Restricted cash	—	200
Funds held for reverse/forward stock split	192	13,668
Total current assets	77,363	101,474
Deposits	1,087	1,168
Deferred tax assets	1,460	2,032
Restricted cash	1,393	1,479
Property and equipment, net	9,022	8,245
Intangible assets, net	163	404
Total assets	$90,488	$114,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,008	$31,766
Accrued expenses and other	9,943	10,824
Deferred revenue	1,192	1,578
Income tax payable	574	—
Reserve for unexchanged promotional shares	1,393	12,726
Payable to shareholders for reverse/forward stock split	192	13,668
Total current liabilities	36,302	70,562
Long-term tax liabilities	10,936	10,436
Long-term deferred rent and other	3,436	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,730 and 14,991 shares outstanding as of December 31, 2014 and December 31, 2013)	163	163
Treasury stock (at cost, 1,071 shares and 810 shares at December 31, 2014 and 2013, respectively)	(21,517)	(15,662)
Additional paid-in capital	11,043	10,247
Retained earnings	53,122	37,117
Accumulated other comprehensive loss	(2,997)	(530)
Total stockholders’ equity	39,814	31,335
Total liabilities and stockholders’ equity	$90,488	$114,802

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$142,076	$158,234	$151,168
Cost of revenues	17,906	17,402	15,745
Gross profit	124,170	140,832	135,423
Operating expenses:
Sales and marketing	67,233	74,870	68,242
General and administrative	43,470	41,684	38,692
Unexchanged promotional shares	(7,583)	22,000	3,000
Total operating expenses	103,120	138,554	109,934
Income from operations	21,050	2,278	25,489
Other income	141	429	309
Income before income taxes	21,191	2,707	25,798
Income taxes	4,839	7,718	7,600
Net income (loss)	$16,352	$(5,011)	$18,198
Basic net income (loss) per share	$1.11	$(0.33)	$1.15
Diluted net income (loss) per share	$1.10	$(0.33)	$1.14
Shares used in computing basic net income (loss) per share	14,768	15,269	15,866
Shares used in computing diluted net income (loss) per share	14,809	15,269	15,901

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$16,352	$(5,011)	$18,198
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,467)	207	685
Total comprehensive income (loss)	$13,885	$(4,804)	$18,883

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2011	15,962	$164	$(15,123)	$7,656	$43,484	$(1,422)	$34,759
Stock-based compensation expense	—	—	—	1,207	—	—	1,207
Retirement of treasury stock	(161)	(1)	18,735	—	(18,734)	—	—
Repurchase of common stock	(439)	—	(11,510)	—	—	—	(11,510)
Foreign currency translation adjustment	—	—		—	—	685	685
Net income	—	—	—	—	18,198	—	18,198
Balances, December 31, 2012	15,362	163	(7,898)	8,863	42,948	(737)	43,339
Stock-based compensation expense	—	—	—	1,384	—	—	1,384
Repurchase of common stock	(371)	—	(7,764)	—	—	—	(7,764)
Shares fractionalized from reverse/forward stock split, including transaction costs	(643)	(6)	(14,017)	—	—	—	(14,023)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	643	6	14,017		(820)		13,203
Foreign currency translation adjustment	—	—	—	—	—	207	207
Net loss	—	—	—	—	(5,011)	—	(5,011)
Balances, December 31, 2013	14,991	163	(15,662)	10,247	37,117	(530)	31,335
Stock-based compensation expense	—	—	—	982	—	—	982
Income tax impact from stock options				(186)			(186)
Repurchase of common stock	(261)	—	(5,855)	—	—	—	(5,855)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	—	—	—		(347)		(347)
Foreign currency translation adjustment	—	—	—	—	—	(2,467)	(2,467)
Net income	—	—	—	—	16,352	—	16,352
Balances, December 31, 2014	14,730	$163	$(21,517)	$11,043	$53,122	$(2,997)	$39,814

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,352	$(5,011)	$18,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,824	2,980	2,539
Provision for losses on accounts receivable	40	(29)	162
Stock-based compensation	982	1,384	1,207
Deferred income tax	304	706	(2,178)
Impairment of software	249	—	—
Net foreign currency effect	68	33	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	(173)	(285)
Income tax receivable	(1,114)	4,042	5,171
Prepaid expenses and other	393	(1,108)	(391)
Accounts payable	(6,883)	2,826	6,475
Reserve for unexchanged promotional shares	(11,333)	9,726	3,000
Accrued expenses	(427)	1,515	2,568
Income tax payable	608	(6)	(285)
Other non-current liabilities	621	(33)	523
Net cash provided by operating activities	1,530	16,852	36,700
Cash flows from investing activities:
Purchases of property and equipment	(3,260)	(5,461)	(2,744)
Purchases of intangible asset	—	—	(677)
Release (increase) of restricted cash	200	1,786	(272)
Net cash used in investing activities	(3,060)	(3,675)	(3,693)
Cash flows from financing activities:
Repurchase of common stock	(5,855)	(7,764)	(11,510)
Reverse/forward stock split, including transaction costs	(479)	(688)	—
Net cash used in financing activities	(6,334)	(8,452)	(11,510)
Effect of exchange rate changes on cash and cash equivalents	(3,547)	329	928
Net increase (decrease) in cash and cash equivalents	(11,411)	5,054	22,425
Cash and cash equivalents at beginning of year	66,223	61,169	38,744
Cash and cash equivalents at end of year	$54,812	$66,223	$61,169
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,606	$2,609	$4,937
Funds held by transfer agent for settlement of reverse/forward stock split	—	13,558	—
Payable to shareholders for reverse/forward stock split	—	13,668	—
Leasehold improvements funded by landlord	624	705	—
See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global Internet media company. We inform over 27 million members in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees. In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. and is not owned by the Company.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com , a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
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

In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of December 31, 2014, there were 14,730,454 shares of common stock outstanding.
On April 21, 2011, the Company entered into an agreement with the State of Delaware resolving all claims relating to an unclaimed property review which began in 2010. The primary issue raised in the preliminary findings from the review, received by the Company on April 12, 2011, concerned the shares of Travelzoo which have not been claimed by former Netsurfer stockholders of Travelzoo.com, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. In the preliminary findings under the unclaimed property review, up to 3.0 million shares were identified as “demandable” under Delaware escheat laws. While the Company continues to take the position that such shares were a promotional incentive and were issuable only to persons who establish their eligibility as stockholders, the Company determined that it was in its best interest to promptly resolve all claims relating to the unclaimed property review. The Company made a $20.0 million cash payment to the State of Delaware on April 27, 2011 and received a complete release of those claims from the State of Delaware.
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
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger.
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable terms than previously estimated. As of December 31, 2014, the Company has maintained estimated reserves related to the remaining settled states, which will be paid after completion of the required due diligence during the three months ending March 31, 2015.

Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $6,000 for the year ended December 31, 2014.
The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the potential liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
(b) Revenue Recognition
The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in North America and Europe on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com. The Company also generates revenue from the sale of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings.
Advertising revenues are recognized in the period in which the advertisement is displayed or the voucher sale has been completed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed, the click-throughs have been delivered or the voucher sale has been completed, as applicable.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

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

The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order as described below, with the exception of Travelzoo Top 20 or Newsflash insertions, which are recognized upon delivery. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company recognizes revenue for the period based on elements delivered during the period. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, number of emails sent or number of referrals generated during the period.

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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, members or others.
Commission revenues generated through provision of hotel booking reservations to hotels are recognized upon the estimated date the stay occurs at the hotel, which includes estimates of cancellations of the hotel bookings based upon historical patterns. If the hotel booking cannot be canceled then revenue is recognized upon booking.
(c) Reserve for Member Refunds
We record an estimated reserve for member refunds based on our historical experience at the time revenue is recorded for Local Deals and Getaways voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserves for member refunds. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for member refunds may be required.
Estimated member refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. Estimated member refunds that are determined not to be recoverable from the merchant, are presented as a cost of revenue. If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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

(h) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $20.0 million, $26.9 million and $28.3 million for years ended December 31, 2014, 2013 and 2012, respectively. In the years ended December 31, 2014, 2013 and 2012, approximately $14.9 million, $19.2 million, and $19.6 million, respectively, of advertising services were purchased from the Company’s advertisers under non-barter agreements and recorded in sales and marketing expense.
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
(j) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of the FASB accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the year ended December 31, 2014, the Company recorded a charge to write down the value of certain internally developed software applications that were no longer determined to have alternative use for $249,000. No impairment loss was recognized during years ended December 31, 2013 and 2012.
(k) Stock-Based Compensation
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. Total stock-based compensation for the years ended December 31, 2014, 2013 and 2012 was $982,000, $1.4 million and $1.2 million, respectively. See Note 9 to the accompanying consolidated financial statements for a further discussion on stock-based compensation.
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
(m) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2014, the Company had one customer that accounted for 11% of accounts receivable. As of December 31, 2013, the Company did not have any customers that accounted for 10% or more of its accounts receivable.
(n) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that clarifies the presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability depending on specific facts and circumstances. This accounting standard update was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. This accounting standard update became effective for the Company in the first quarter of fiscal year 2014. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standard update that changes the threshold and amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
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
In August 2014, the FASB issued an accounting standard update that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2017. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Basic net income (loss) per share:
Net income (loss)	$16,352	$(5,011)	$18,198
Weighted average common shares	14,768	15,269	15,866
Basic net income (loss) per share	$1.11	$(0.33)	$1.15
Diluted net income (loss) per share:
Net income (loss)	$16,352	$(5,011)	$18,198
Weighted average common shares	14,768	15,269	15,866
Effect of dilutive securities: stock options	41	—	35
Diluted weighted average common shares	14,809	15,269	15,901
Diluted net income (loss) per share	$1.10	$(0.33)	$1.14
For the years ended December 31, 2014, 2013 and 2012, options to purchase 125,000, 475,000 and 100,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2014
Cash	$54,812	$54,812	$—	$—
Total cash and cash equivalents	$54,812	$54,812	$—	$—

Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	718	718	—	—
Total restricted cash and cash equivalent	$1,393	$718	$675	$—

Balance at December 31, 2013
Cash	$65,490	$65,490	$—	$—
Money market funds	733	733	—	—
Total cash and cash equivalents	$66,223	$66,223	$—	$—

Certificates of deposit	$875	$—	$875	$—
Merchant bank deposit	804	804	—	—
Total restricted cash and cash equivalent	$1,679	$804	$875	$—
 At December 31, 2014 and 2013, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the years ended December 31, 2014 and 2013.

Note 4: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$2,038	$2,172
Other current assets	646	1,426
Total prepaid expenses and other	$2,684	$3,598
Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Computer hardware and software	$3,830	$3,543
Office equipment and office furniture	9,398	8,923
Capitalized internal-use software and website development	3,181	2,484
Leasehold improvements	5,126	4,300
	21,535	19,250
Less accumulated depreciation and amortization	(12,513)	(11,005)
Total	$9,022	$8,245
Depreciation expense was $2.8 million, $2.6 million, and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Amortization of capitalized internal-use software and website development costs was $192,000, zero and $31,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, capitalized internal-use software and website development costs include $917,000 of in process construction and development expected to be deployed in 2015.
Intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
Internet domain names and technology	$2,772	$2,813
Accumulated amortization	(2,609)	(2,409)
Total	$163	$404

Intangible assets have a useful life of 3 to 5 years. For the years ended December 31, 2014, 2013 and 2012, amortization expense was $231,000, $585,000, and $406,000, respectively.
Future expected amortization expense related to intangible assets at December 31, 2014 is as follows (in thousands):

2015	$163
Total	$163

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2012	$400	$893
Additions — charged to costs and expenses, or contra revenue, net	304	2,275
Deductions — recoveries of amounts previously charged-off	—	—
Deductions — write-offs	(206)	(2,178)
Balance at December 31, 2012	498	990
Additions — charged to costs and expenses, or contra revenue, net	77	818
Deductions — recoveries of amounts previously charged-off	(21)	—
Deductions — write-offs	(126)	(1,052)
Balance at December 31, 2013	428	756
Additions — charged to costs and expenses, or contra revenue, net	158	1,086
Deductions — recoveries of amounts previously charged-off	(118)	—
Deductions — write-offs	(32)	(1,134)
Balance at December 31, 2014	$436	$708

Local Deals and Getaway merchant payable included in accounts payable was $18.1 million and $27.2 million, as of December 31, 2014 and 2013, respectively.

Accrued expenses and other consist of the following (in thousands):

	December 31,
	2014	2013
Accrued advertising expense	$2,687	$2,859
Accrued compensation expense	4,090	4,718
Reserve for member refunds	708	756
Other accrued expenses	2,077	2,210
Deferred rent	381	281
Total accrued expenses and other	$9,943	$10,824

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
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger.
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable terms than previously estimated. As of December 31, 2014, the Company has maintained estimated reserves related to the remaining settled states, which will be paid after completion of the required due diligence during the three months ending March 31, 2015.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $6,000 for the year ended December 31, 2014.

The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the potential liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between February 28, 2015 and November 30, 2024. Rent expense was $5.3 million, $5.6 million and $5.0 million for years ended December 31, 2014, 2013 and 2012, respectively. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.
We also have purchase commitments which represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following summarizes our principal contractual commitments as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$5,113	$4,251	$3,702	$3,213	$2,869	$10,312	$29,460
Purchase obligations	1,271	529	—	—	—	—	1,800
Total commitments	$6,384	$4,780	$3,702	$3,213	$2,869	$10,312	$31,260
Note 6: Income Taxes
The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$14,363	$(6,964)	$16,682
Foreign	6,828	9,671	9,116
	$21,191	$2,707	$25,798

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2014
Federal	$2,124	$294	$2,418
State	670	21	691
Foreign	1,725	5	1,730
	$4,519	$320	$4,839
Year Ended December 31, 2013
Federal	$5,504	$21	$5,525
State	1,023	(30)	993
Foreign	517	683	1,200
	$7,044	$674	$7,718
Year Ended December 31, 2012
Federal	$7,692	$(640)	$7,052
State	952	(204)	748
Foreign	610	(810)	(200)
	$9,254	$(1,654)	$7,600

During 2012, an income tax benefit of $800,000 was recorded to recognize the foreign net operating loss carryforward deferred tax assets due to a partial release of valuation allowance.

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax at statutory rates	$7,416	$947	$9,029
State taxes, net of federal income tax benefit	504	694	489
Expired capital loss carryforward	1,534	—	—
Change of valuation allowance	(1,534)	(1,131)	(2,453)
Unexchanged promotional shares	(2,654)	7,700	1,050
Non-deductible expenses and other	(427)	(492)	(515)
Total income tax expense	$4,839	$7,718	$7,600
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Foreign net operating loss carryforwards	$—	$76
State income taxes	196	415
Accruals and allowances	1,302	1,141
Stock based compensation	1,803	1,618
Capital loss	—	1,713
Deferred revenue	255	411
Deferred rent	146	54
Total deferred tax assets	3,702	5,428
Valuation allowance	—	(1,713)
Total deferred tax assets net of valuation allowance	3,702	3,715
Deferred tax liabilities:
U.S. tax on undistributed earnings	(350)	(395)
Property, equipment and intangible assets	(636)	(145)
Total deferred tax liabilities	(986)	(540)
Net deferred tax assets	$2,716	$3,175
The total amount of the valuation allowance at December 31, 2014 decreased $1.7 million from the amount recorded as of December 31, 2013, due to the expiration of capital loss carryforwards as of December 31, 2014 as the tax benefit was not realized.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $4.1 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $570,000 at December 31, 2014.

The Company maintains liabilities for uncertain tax positions. The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2014, the Company had approximately $9.4 million in total unrecognized tax benefits, approximately $1.5 million in accrued interest, of which $462,000 was accrued in 2014, and approximately $80,000 in accrued penalties, of which none was accrued in 2014. Unrecognized tax benefits of approximately $8.0 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million which if recognized, would be recorded in discontinued operations. The increase in the unrecognized tax benefit for the year ended December 31, 2012 was related to a deduction taken on the Company's 2011 U.S. federal and state income tax returns for the $20.0 million settlement with the State of Delaware. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2012	$1,834
Increase related to prior year tax positions	47
Decrease related to prior year tax positions	(9)
Increase related to current year tax positions	7,851
Settlements	(251)
Lapse of statute of limitations	(107)
Unrecognized tax benefits balance at December 31, 2012	9,365
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increase related to current year tax positions	38
Settlements	(58)
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2013	9,345
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increase related to current year tax positions	38
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2014	$9,383
The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months, including the $7.9 million unrecognized tax benefit related to the Company's 2011 settlement with the State of Delaware. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR for the year ended December 31, 2014 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.
Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$(530)	$(737)	$(1,422)
Other comprehensive income due to foreign currency translation, net of tax	(2,467)	207	685
Ending balance	$(2,997)	$(530)	$(737)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 8: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $1.3 million, $1.5 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 9: Stock-Based Compensation and Stock Options
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the years ended years ended December 31, 2014, 2013 and 2012, there were no stock option exercises and no excess tax benefits.
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
In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting on July 1, 2011. The options expire in November 2019. As of December 31, 2014, 300,000 of the options are vested and 300,000 options are outstanding.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. As of December 31, 2014, 25,000 of the options are vested and 50,000 options are outstanding. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive and the corresponding compensation expense of 186,000 for the forfeited options was reversed.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of December 31, 2014, none of these options were vested and 75,000 options were outstanding.
Total stock-based compensation for fiscal years 2014, 2013 and 2012 was $982,000, $1.4 million and $1.2 million, respectively.
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
The fair value of 2013 and 2012 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012
Weighted-average fair value of options granted per share	$18.87	$19.08
Historical volatility	70%	74%
Risk-free interest rate	1.70%	1.11%
Dividend yield	—	—
Expected life in years	6.25	6.25
As of December 31, 2014, there was approximately $248,000 of unrecognized stock-based compensation expense related to outstanding 2012 stock options, expected to be recognized over 1.1 years and approximately $904,000 of unrecognized stock-based compensation expense related to outstanding 2013 stock options, expected to be recognized over 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.

Option activities during the years ended December 31, 2012, 2013, and 2014 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2012	300,000	$14.97	7.89 years	$2,883
Options granted	100,000	$28.98
Outstanding at December 31, 2012	400,000	$18.47	7.43 years	$1,206
Exercisable and fully vested at December 31, 2012	150,000	$14.97	6.89 years	$603
Outstanding at January 1, 2013	400,000	$18.47
Options granted	75,000	$29.58
Outstanding at December 31, 2013	475,000	$20.23	6.93 years	$1,905
Exercisable and fully vested at December 31, 2013	250,000	$16.37	6.10 years	$1,429
Outstanding at January 1, 2014	475,000	$20.23
Options forfeited	(25,000)	$28.98
Options canceled	(25,000)	28.98
Outstanding at December 31, 2014	425,000	$19.20	5.79 years	$—
Exercisable and fully vested at December 31, 2014	325,000	$16.05	5.05 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2014, 2013 and 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014, 2013, and 2012. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2014 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$14.97	300,000	5.89 years	$14.97	300,000	5.89 years	$14.97
$28.98	50,000	8.07 years	$28.98	25,000	8.07 years	$28.98
$29.58	75,000	9.56 years	$29.58	—	—	$29.58

Note 10: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2012, the Company repurchased 161,000 shares of common stock for an aggregate purchase price of $3.6 million. The 161,000 shares repurchased were retired as of September 30, 2012. During the three months ended December 31, 2012, the Company repurchased 439,000 shares of common stock for an aggregate purchase price of $7.9 million. The 439,000 shares repurchased were recorded as part of treasury stock as of December 31, 2012. There were 400,000 shares remaining to be repurchased under this program as of December 31, 2012.

During the year ended December 31, 2013, the Company repurchased 371,000 shares of common stock for an aggregate purchase price of $7.8 million. The 371,000 shares repurchased were recorded as part of treasury stock as of December 31, 2013. There were 29,000 shares remaining to be repurchased under this program as of December 31, 2013.
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. There were 268,000 shares remaining to be repurchased under this program as of December 31, 2014.
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
As of December 31, 2013, the Company completed the sales of the aggregated fractional shares from the reverse/forward split in the open market and the sales proceeds of $13.6 million were held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and were included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of December 31, 2013, the total amount payable of 13.7 million to fractionalized shareholders as a result of the execution of the reverse/forward split was reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.

For the year ended December 31, 2014, the Company’s retained earnings includes a total adjustment of $347,000 related to the reverse/forward split, which includes transaction costs. During the year ended December 31, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $192,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of December 31, 2014, the sale proceeds of $192,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Funds Held for Reverse/Forward Stock Split on the Company’s balance sheet. As of December 31, 2014, the total amount payable of $192,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is reflected as a Payable to Shareholders for Reverse/Forward Stock Split on the Company’s balance sheet.
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
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2014	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$95,183	$46,893	$—	$142,076
Intersegment revenues	1,350	163	(1,513)	—
Total net revenues	96,533	47,056	(1,513)	142,076
Operating income	$7,679	$5,788	$7,583	$21,050

Year Ended December 31, 2013	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$111,955	$46,279	$—	$158,234
Intersegment revenues	814	452	(1,266)	—
Total net revenues	112,769	46,731	(1,266)	158,234
Operating income	$16,568	$7,710	$(22,000)	$2,278

Year Ended December 31, 2012	North America	Europe	Elimination and Other (a)	Consolidated
Revenues from unaffiliated customers	$108,787	$42,381	$—	$151,168
Intersegment revenues	728	143	(871)	—
Total net revenues	109,515	42,524	(871)	151,168
Operating income	$21,481	$7,008	$(3,000)	$25,489

(a)
Amount related to unexchanged promotional shares that include a $7.6 million release of reserve, a $22.0 million charge and a $3.0 million charge for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014	North America	Europe	Elimination	Consolidated
Long-lived assets	$7,678	$1,507	$—	$9,185
Total assets	$73,508	$40,818	$(23,838)	$90,488

As of December 31, 2013	North America	Europe	Elimination	Consolidated
Long-lived assets	$6,572	$2,077	$—	$8,649
Total assets	$96,278	$49,668	$(31,144)	$114,802
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2014, 2013 and 2012, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2014, the Company had one customer that accounted for 11% of accounts receivable. As of December 31, 2013, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2014	2013	2012
North America
Travel	$59,160	$63,812	$56,636
Search	14,857	20,704	23,101
Local	21,166	27,439	29,050
Total North America revenues	$95,183	$111,955	$108,787
Europe
Travel	$37,339	$34,635	$29,844
Search	2,413	3,264	4,149
Local	7,141	8,380	8,388
Total Europe revenues	$46,893	$46,279	$42,381
Consolidated
Travel	$96,499	$98,447	$86,480
Search	17,270	23,968	27,250
Local	28,307	35,819	37,438
Total revenues	$142,076	$158,234	$151,168
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
United States	$89,311	$104,650	$101,506
United Kingdom	29,301	31,270	30,122
Rest of the world	23,464	22,314	19,540
Total revenues	$142,076	$158,234	$151,168

The following table sets forth long lived asset by geographic area (in thousands):

	December 31,
	2014	2013
United States	$7,646	$6,557
Rest of the world	1,539	2,092
Total long lived assets	$9,185	$8,649
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2014, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro Capital Inc. entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The fees generated by the Company under these agreements amounted to $595,000, $707,000 and $547,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The fees incurred by the Company under these agreements amounted to $64,000, $4,000 and $11,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company presents the receivables and payables with the Azzurro entities operating the Travelzoo business in Asia Pacific under these agreements on a net basis on the balance sheet as they are subject to a net settlement agreement as of December 31, 2014. The Company's net receivables was $553,000 and was included in prepaid expenses and other in the accompanying consolidated balance sheets as of December 31, 2014. This net receivable is covered by a Guarantee Agreement between Travelzoo and Azzuro Capital, which provides assurance it will be collected in full. The Company's receivables and payables were $690,000 and $501,000, respectively, as of December 31, 2013 and were included in prepaid expenses and other and accounts payable in the accompanying consolidated balance sheets. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

Note 14: Unaudited Quarterly Information
The following represents unaudited quarterly financial data (in thousands, except per share amounts) for 2014 and 2013:

	Quarter Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
Revenues	$31,498	$33,500	$36,883	40,195	$37,474	$37,256	$41,327	$42,177
Cost of revenues	4,280	4,475	4,374	4,777	4,670	4,322	4,425	3,985
Gross profit	27,218	29,025	32,509	35,418	32,804	32,934	36,902	38,192
Operating expenses:
Sales and marketing	16,550	17,535	15,305	17,843	17,305	18,449	19,457	19,659
General and administrative	11,266	11,056	10,570	10,578	11,026	10,510	9,651	10,497
Unexchanged promotional shares	(1,833)	(2,250)	(3,500)	—	—	22,000	—	—
Total operating expenses	25,983	26,341	22,375	28,421	28,331	50,959	29,108	30,156
Income (loss) from operations	1,235	2,684	10,134	6,997	4,473	(18,025)	7,794	8,036
Other income (expense)	(47)	10	56	122	62	224	112	31
Income (loss) before income tax	1,188	2,694	10,190	7,119	4,535	(17,801)	7,906	8,067
Income taxes	(66)	158	2,266	2,481	1,305	1,235	2,706	2,472
Net income (loss)	$1,254	$2,536	$7,924	$4,638	$3,230	$(19,036)	$5,200	$5,595
Basic net income (loss) per share	0.09	0.17	0.54	0.31	0.21	(1.24)	0.34	0.36
Diluted net income (loss) per share	$0.09	$0.17	$0.54	$0.31	$0.21	$(1.24)	$0.34	$0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2014, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on the assessment by Travelzoo’s management, we determined that Travelzoo’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
/s/    CHRISTOPHER LOUGHLIN
Christopher Loughlin
Chief Executive Officer
/s/    GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
February 13, 2015

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2014 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Date: February 13, 2015
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

Signatures	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board of Directors	February 13, 2015
Holger Bartel

/s/ CHRISTOPHER LOUGHLIN	Chief Executive Officer	February 13, 2015
Christopher Loughlin

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	February 13, 2015
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	February 13, 2015
Ralph Bartel

/s/ MICHAEL KARG	Director	February 13, 2015
Michael Karg

/s/ DONOVAN NEALE-MAY	Director	February 13, 2015
Donovan Neale-May

/s/ MARY REILLY	Director	February 13, 2015
Mary Reilly

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2‡	—
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

10.9*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Glen Ceremony dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.10*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Shirley Tafoya dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.11*	—	Employment Agreement, dated August 4, 2011 between Shirley Tafoya and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2010)

10.12*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo Inc. Form 8-K (File No. 000-50171), filed May 20, 2011)

10.13*	—	Employment Agreement, dated October 1, 2011 between Holger Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed October 28, 2011)

10.14*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Christopher Loughlin dated July 22, 2013.

10.15*	—	Employment Agreement, amendment effective date January 1, 2013, between Christopher Loughlin and Travelzoo Inc.

10.16*	—	Employment Agreement, amendment effective date August 1, 2013, between Christopher Loughlin and Travelzoo Inc.

10.17*	—	Employment Agreement, amendment effective date January 1, 2013, between Glen Ceremony and Travelzoo Inc.

10.18*	—	Employment Agreement, amendment effective date January 1, 2013, between Shirley Tafoya and Travelzoo Inc.

10.19*	—	Employment Agreement, amendments effective dates July 1, 2012 and January 1, 2013, between Richard Singer and Travelzoo Inc.

10.20*	—	Employment Agreement, amendment effective date January 1, 2013, between Mark Webb and Travelzoo Inc.

10.21*	—	Employment Termination Agreement, effective date June 1, 2014, between Mark Webb and Travelzoo Inc.

10.22*‡	—	Employment Termination Agreement, effective date December 13, 2014, between Shirley Tafoya and Travelzoo Inc.

21.1‡	—	Subsidiaries of Travelzoo Inc.

23.1‡	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith