Form 10-Q
period 2015-03-31
TRAVELZOO INC
filed 2015-04-24
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of April 24, 2015 was 14,730,454 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$53,975	$54,812
Accounts receivable, less allowance for doubtful accounts of $304 and $436 as of March 31, 2015 and December 31, 2014, respectively	15,974	14,608
Income tax receivable	2,885	3,756
Deposits	598	74
Deferred tax assets	1,482	1,311
Prepaid expenses and other	2,530	2,802
Total current assets	77,444	77,363
Deposits	559	1,087
Deferred tax assets	1,482	1,460
Restricted cash	1,325	1,393
Property and equipment, net	8,693	9,022
Intangible assets, net	104	163
Total assets	$89,607	$90,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,526	$23,008
Accrued expenses and other	10,518	10,135
Deferred revenue	1,470	1,192
Income tax payable	689	574
Reserve for unexchanged promotional shares	—	1,393
Total current liabilities	35,203	36,302
Long-term tax liabilities	11,608	10,936
Long-term deferred rent and other	3,194	3,436
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,730 shares outstanding as of March 31, 2015 and December 31, 2014)	163	163
Treasury stock (at cost, 1,071 shares at March 31, 2015 and December 31, 2014)	(21,517)	(21,517)
Additional paid-in capital	11,191	11,043
Retained earnings	55,031	53,122
Accumulated other comprehensive loss	(5,266)	(2,997)
Total stockholders’ equity	39,602	39,814
Total liabilities and stockholders’ equity	$89,607	$90,488

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$36,492	$40,195
Cost of revenues	4,234	4,777
Gross profit	32,258	35,418
Operating expenses:
Sales and marketing	17,996	17,843
General and administrative	10,460	10,578
Total operating expenses	28,456	28,421
Income from operations	3,802	6,997
Other income	(87)	122
Income before income taxes	3,715	7,119
Income taxes	1,806	2,481
Net income	$1,909	$4,638
Basic net income per share	$0.13	$0.31
Diluted net income per share	$0.13	$0.31
Shares used in computing basic net income per share	14,730	14,880
Shares used in computing diluted net income per share	14,730	14,970

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$1,909	$4,638
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,269)	(83)
Total comprehensive income (loss)	$(360)	$4,555

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,909	$4,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	771	701
Provision for losses on accounts receivable	25	(52)
Stock-based compensation	148	395
Deferred income tax	(222)	76
Net foreign currency effect	111	(9)
Changes in operating assets and liabilities:
Accounts receivable	(1,764)	(1,288)
Deposits	(37)	133
Income tax receivable	851	1,266
Prepaid expenses and other	281	447
Accounts payable	201	(2,984)
Reserve for unexchanged promotional shares	(1,393)	(1,226)
Accrued expenses	729	(1,179)
Income tax payable	144	722
Other non-current liabilities	672	111
Net cash provided by operating activities	2,426	1,751
Cash flows from investing activities:
Purchases of property and equipment	(184)	(1,019)
Release of restricted cash	—	200
Net cash used in investing activities	(184)	(819)
Cash flows from financing activities:
Repurchase of common stock	—	(5,569)
Reverse/forward stock split, including transaction costs	—	(479)
Net cash used in financing activities	—	(6,048)
Effect of exchange rate changes on cash and cash equivalents	(3,079)	(72)
Net decrease in cash and cash equivalents	(837)	(5,188)
Cash and cash equivalents at beginning of period	54,812	66,223
Cash and cash equivalents at end of period	$53,975	$61,035
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	361	335
Leasehold improvements accrued	319	757

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the SEC on February 17, 2015.
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
The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of March 31, 2015, there were 14,730,454 shares of common stock outstanding.
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
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable terms than previously estimated. As of December 31, 2014, the Company maintained estimated reserves related to the remaining settled states and made cash payments of $1.4 million to these settled states after completion of the required due diligence during the three months ended March 31, 2015.

Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $2,000 for the three months ended March 31, 2015.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Basic net income per share:
Net income	$1,909	$4,638
Weighted average common shares	14,730	14,880
Basic net income per share	$0.13	$0.31
Diluted net income per share:
Net income	$1,909	$4,638
Weighted average common shares	14,730	14,880
Effect of dilutive securities: stock options	—	90
Diluted weighted average common shares	14,730	14,970
Diluted net income per share	$0.13	$0.31
For the three months ended March 31, 2015 and March 31, 2014, options to purchase 425,000 and 175,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at March 31, 2015
Cash	$53,975	$53,975	$—	$—
Total cash	$53,975	$53,975	$—	$—
Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	650	650	—	—
Total restricted cash and cash equivalent	$1,325	$650	$675	$—

Balance at December 31, 2014
Cash	$54,812	$54,812	$—	$—
Total cash	$54,812	$54,812	$—	$—
Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	718	718	—	—
Total restricted cash and cash equivalent	$1,393	$718	$675	$—
At March 31, 2015, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the periods ended March 31, 2015 and December 31, 2014.
Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Internet domain names and technology	$2,772	$2,772
Accumulated amortization	(2,668)	(2,609)
Total	$104	$163
Intangible assets have a useful life of 3 to 5 years. For the three months ended March 31, 2015 and 2014, amortization expense was $59,000 and $61,000, respectively.
Future expected amortization expense related to intangible assets at March 31, 2015 is as follows (in thousands):

Remainder of 2015	$104
Total	$104
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
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claim were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger.
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable terms than previously estimated. As of December 31, 2014, the Company maintained estimated reserves related to the remaining settled states and made cash payments of $1.4 million to these settled states after completion of the required due diligence during the three months ending March 31, 2015.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $2,000 for these cash payments for the three months ended March 31, 2015. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between May 31, 2015 and November 30, 2024. We also have purchase commitments which represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following table summarizes principal contractual commitments as of March 31, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$3,730	$4,185	$3,667	$3,197	$2,862	$10,277	$27,918
Purchase Obligations	943	530	—	—	—	—	1,473
Total commitments	4,673	4,715	3,667	3,197	2,862	10,277	29,391
Local Deals and Getaways merchant payable included in accounts payable was $16.9 million and $18.1 million, as of March 31, 2015 and December 31, 2014, respectively.
Note 6: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the three months ended March 31, 2015, the Company’s effective tax rate was 48.6%. For the three months ended March 31, 2014, the Company’s effective tax rate was 34.9%. Our effective tax rate increased for the three months ended March 31, 2015 from the three months ended March 31, 2014, due primarily to a $565,000 income tax expense for unrecognized tax benefits related to certain state tax matters.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of March 31, 2015 are approximately $6.1 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $783,000 at March 31, 2015.
The Company maintains liabilities for uncertain tax positions. At March 31, 2015, the Company had approximately $10.0 million in total unrecognized tax benefits, consisting of unrecognized tax benefits of approximately $8.6 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2015 and December 31, 2014, the Company had approximately $1.6 million and $1.5 million, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months, including the $7.9 million unrecognized tax benefit related to the Company's 2011 settlement with the State of Delaware. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended March 31, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.
Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$(2,997)	$(530)
Other comprehensive loss due to foreign currency transaction, net of tax	(2,269)	(83)
Ending balance	$(5,266)	$(613)

There were no amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 8: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of March 31, 2015, 300,000 of these options were outstanding and vested. As of March 31, 2015, there was no unrecognized stock-based compensation expense relating to these options. Total stock-based compensation for the three months ended March 31, 2015 and 2014 related to this option grant was nil and $187,000.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of March 31, 2015, 50,000 options were outstanding and 37,500 of these options were vested. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. Total stock-based compensation for the three months ended March 31, 2015 and 2014 related to the outstanding stock option grant were $60,000 and $74,000, respectively. As of March 31, 2015, there was approximately $189,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.8 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.

In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of March 31, 2015, 75,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three months ended March 31, 2015 and 2014 related to this option grant was $89,000 for each period. As of March 31, 2015, there was approximately $816,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.3 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. The Company did not repurchase any of its outstanding common stock during the three months ended March 31, 2015. There were 768,000 shares remaining to be repurchased under this program as of March 31, 2015.

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
For the year ended December 31, 2014, the Company’s retained earnings includes a total adjustment of $346,000 related to the reverse/forward split, which includes transaction costs. During the year ended December 31, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $191,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of March 31, 2015, the sale proceeds of $191,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Prepaid Expense and Other on the Company’s balance sheet. As of March 31, 2015, the total amount payable of $191,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is included in Accrued Expenses and Other on the Company’s balance sheet.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended March 31, 2015	North America	Europe	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$24,713	$11,779	$—	$36,492
Intersegment revenues	257	38	(295)	—
Total net revenues	24,970	11,817	(295)	36,492
Operating income	$2,080	$1,722	$—	$3,802

Three Months Ended March 31, 2014	North America	Europe	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$26,353	$13,842	$—	$40,195
Intersegment revenues	221	12	(233)	—
Total net revenues	26,574	13,854	(233)	40,195
Operating income	$4,604	$2,393	$—	$6,997

As of March 31, 2015	North America	Europe	Elimination	Consolidated
Long-lived assets	$7,536	$1,261	$—	$8,797
Total assets	$74,790	$38,593	$(23,776)	$89,607

As of December 31, 2014	North America	Europe	Elimination	Consolidated
Long-lived assets	$7,678	$1,507	$—	$9,185
Total assets	$73,508	$40,818	$(23,838)	$90,488
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three months ended March 31, 2015 and 2014, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2015 and December 31, 2014, the Company had one customer that accounted for 13% and 11%, respectively, of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2015	2014
North America
Travel	$16,007	$17,229
Search	4,548	3,854
Local	4,158	5,270
Total North America revenues	$24,713	$26,353
Europe
Travel	$9,737	$11,193
Search	559	979
Local	1,483	1,670
Total Europe revenues	$11,779	$13,842
Consolidated
Travel	$25,744	$28,422
Search	5,107	4,833
Local	5,641	6,940
Total revenues	$36,492	$40,195
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue
United States	$23,431	$24,740
United Kingdom	7,871	9,212
Rest of the world	5,190	6,243
Total revenues	$36,492	$40,195

The following table sets forth long lived asset by geographic area (in thousands):

	As of March 31, 2015	As of December 31,
United States	$7,107	$7,646
Rest of the world	1,690	1,539
Total long lived assets	$8,797	$9,185

Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Mr. Holger Bartel that provides it with a total of 50.4% of the voting power.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The fees generated by the Company under these agreements amounted to $80,000 and $187,000 for the three months ended March 31, 2015 and 2014, respectively. The fees incurred by the Company under these agreements amounted to $7,000 and $28,000 for the three months ended March 31, 2014 and 2015, respectively. The Company presents the receivables and payables with the Azzurro entities operating the Travelzoo business in Asia Pacific under these agreements on a net basis on the balance sheet as they are subject to a net settlement agreement as of March 31, 2015. The Company's net receivable was $609,000 and $553,000 as of March 31, 2015 and December 31, 2014, respectively, and are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. This net receivable is covered by a Guarantee Agreement between Travelzoo and Azzuro Capital, which provides assurance it will be collected in full. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
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
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Iceland Air, InterContinental Hotels Group, Interstate Hotels & Resorts, Key Tours International, Liberty Travel, Princess Cruises, Starwood Hotels & Resorts Worldwide, TripAdvisor, United Airlines, and Virgin America.

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended March 31, 2015, European operations were 32% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Travelzoo Network, as well as Getaways vouchers and commission revenues from hotel booking reservations. The revenues generated from these products are based upon a fee for number of e-mails sent to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising and upon the sale of the vouchers or other items sold. Commission revenues generated through provision of hotel booking reservations to hotels are recognized upon the estimated date the stay occurs at the hotel, which includes estimates of cancellations of the hotel bookings based upon historical patterns. If the hotel booking cannot be canceled then revenue is recognized upon booking.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company is reviewing the performance of these products, which may result in merging the products, discontinuing or replacing one or both of them. Challenges in traffic acquisition from search engines and poor monetization on mobile devices have led to declines in Search revenue. As we review these products and work on their improvement, revenue from our Search products may continue to decline.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by members. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue as we expand the use of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.

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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	11.6	11.9
Gross profit	88.4	88.1
Operating expenses:
Sales and marketing	49.3	44.4
General and administrative	28.7	26.3
Total operating expenses	78.0	70.7
Income from operations	10.4	17.4
Other income	(0.2)	0.3
Income before income taxes	10.2	17.7
Income taxes	5.0	6.2
Net income	5.2%	11.5%

Operating Metrics
The following table sets forth selected operating metrics in North America and Europe:

	Three Months Ended
	March 31,
	2015	2014
North America
Total members (1)	17,171,000	16,646,000
Average cost per acquisition of a new member	$2.29	$1.33
Revenue per member (3)	$5.87	$6.55
Revenue per employee (4)	$388,000	$375,000
Mobile application downloads	2,424,000	1,862,000
Social media followers	1,936,000	1,565,000
Europe
Total members	7,458,000	6,912,000
Average cost per acquisition of a new member	$4.41	$2.73
Revenue per member (3)	$6.41	$8.69
Revenue per employee (4)	$304,000	$340,000
Mobile application downloads	1,265,000	982,000
Social media followers	525,000	436,000
Consolidated
Total members (2)	24,550,000	23,558,000
Average cost per acquisition of a new member	$2.94	$1.89
Revenue per member (3)	$6.03	$7.16
Revenue per employee (4)	$356,000	$362,000
Mobile application downloads	3,689,000	2,844,000
Social media followers	2,461,000	2,001,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total member amounts exclude Asia Pacific members of 3,500,000 and 3,600,000, for the three months ended March 31, 2015 and 2014, respectively.

(3)	Annualized revenue divided by number of members at the beginning of the year.

(4)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2015	2014
North America
Travel	$16,007	$17,229
Search	4,548	3,854
Local	4,158	5,270
Total North America revenues	$24,713	$26,353
Europe
Travel	$9,737	$11,193
Search	559	979
Local	1,483	1,670
Total Europe revenues	$11,779	$13,842
Consolidated
Travel	$25,744	$28,422
Search	5,107	4,833
Local	5,641	6,940
Total revenues	$36,492	$40,195

North America
North America revenues decreased $1.6 million for the three months ended March 31, 2015 from the three months ended March 31, 2014. This decrease was due to the decrease in Local and Travel revenues offset by the increase in Search revenues. The decrease in Local revenues of $1.1 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $1.2 million was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The increase in Search revenue of $694,000 was primarily due to the increased number of clicks that generate revenue as a result of increased spending on traffic acquisition.
Europe
Europe revenues decreased $2.1 million for the three months ended March 31, 2015 from the three months ended March 31, 2014. This decrease was primarily due to the decrease in Travel and Search revenues. The decrease in Travel revenue of $1.5 million was primarily due to the decreased number of Getaways vouchers sold. The decrease in Search revenue of $419,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
For the three months ended March 31, 2015 and 2014, none of our customers accounted for 10% or more of our revenue.
Foreign currency movements relative to the U.S. dollar negatively impacted our revenues from our operations in Europe by approximately $1.6 million for the three months ended March 31, 2015. Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $740,000 for the three months ended March 31, 2014.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.2 million and $4.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
Cost of revenue decreased $543,000 for the three months ended March 31, 2015 from the three months ended March 31, 2014, due primarily to a decrease of $394,000 in Local Deals and Getaways costs including a $171,000 decrease in member refunds, a $176,000 decrease in fees we paid related to user searches on Fly.com, offset by a $216,000 increase in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $18.0 million and $17.8 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, advertising expenses accounted for 38% and 32%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $153,000 for the three months ended March 31, 2015 from the three months ended March 31, 2014. The increase was primarily due to a $1.9 million increase in member acquisition and marketing costs, offset by a $665,000 planned decrease in Search traffic acquisition costs, and a $659,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $10.5 million and $10.6 million for the three months ended March 31, 2015 and 2013, respectively.
General and administrative expenses decreased $118,000 for the three months ended March 31, 2015 from the three months ended March 31, 2014. The decrease was primarily due to a $602,000 decrease in salary and employee related expenses due in part to a decrease in headcount, a $221,000 decrease in rent, office and insurance expense, offset by a $763,000 increase in professional service expenses related to the development of our hotel booking platform capabilities.
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
In October 2013, the Company entered into agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states have or may raise claims on approximately 400,000 additional shares that were not claimed following the merger by residents in those states. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares. As of December 31, 2014, the Company maintained estimated reserves related to the remaining settled states and made cash payments of $1.4 million to these settled states after completion of the required due diligence during the three months ending March 31, 2015.
See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information on the unexchanged promotional shares contingency.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.8 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 49% and 35% for the three months ended March 31, 2015 and 2014, respectively.
Our effective tax rate increased for the three months ended March 31, 2015 from the three months ended March 31, 2014, due primarily to a $565,000 income tax expense for unrecognized tax benefits related to certain state tax matters. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $6.1 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. During the year ended December 31, 2014, the Company received a Revenue Agent's Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended March 31, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

North America

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues	$24,713	$26,353
Income from operations	$2,080	$4,604
Income from operations as a % of revenues	8.4%	17.5%
North America net revenues decreased $1.6 million for the three months ended March 31, 2015 from the three months ended March 31, 2014 (see “Revenues” above). North America expenses increased $920,000 for the three months ended March 31, 2015 from the three months ended March 31, 2014. This increase was primarily due to a $1.0 million increase in member acquisition, and marketing costs.
Europe

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues	$11,779	$13,842
Income from operations	$1,722	$2,393
Income from operations as a % of revenues	14.6%	17.3%
Europe net revenues decreased $2.1 million for the three months ended March 31, 2015 from the three months ended March 31, 2014 (see “Revenues” above). Europe expenses decreased $1.4 million for the three months ended March 31, 2015 from the three months ended March 31, 2014. This decrease was primarily due to a $978,000 decrease in salary and employee related expense due in part to a decrease in headcount, an $860,000 decrease in search traffic acquisition costs, offset by a $832,000 increase in member acquisition and marketing costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $57,000 for the three months ended March 31, 2015. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $96,000 for the three months ended March 31, 2014.
Liquidity and Capital Resources
As of March 31, 2015, we had $54.0 million in cash and cash equivalents, of which $37.8 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $54.8 million as of December 31, 2014 primarily as a result of the effect of exchange rate changes on cash and cash equivalents, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$2,426	$1,751
Net cash used in investing activities	(184)	(819)
Net cash used in financing activities	—	(6,048)
Effect of exchange rate changes on cash and cash equivalents	(3,079)	(72)
Net decrease in cash and cash equivalents	$(837)	$(5,188)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2015 was $2.4 million which consisted of a net income of $1.9 million, adjustments for non-cash items of $833,000 and a $316,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $771,000 of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $1.8 million in accounts receivable, $1.4 million in accrued expenses for unexchanged promotional shares, offset by $1.0 million in income tax receivable, $930,000 in accounts payable and accrued expenses, $672,000 in other non-current liabilities, and $281,000 in prepaid expenses and other.
Cash paid for income tax net of refunds received during the three months ended March 31, 2015 and March 31, 2014 was $361,000 and $335,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2015 and 2014, was $184,000 and $819,000, respectively. The cash used in investing activities for the three months ended March 31, 2015 was due to $184,000 in purchases of property and equipment. The cash used in investing activities for the three months ended March 31, 2014 was due to $1.0 million purchases of property and equipment, offset by $200,000 release of restricted cash.
Net cash used in financing activities for the three months ended March 31, 2015 and March 31, 2014, was nil and $6.0 million, respectively. Net cash used in financing activities for the three months ended March 31, 2014 was primarily due to repurchases of our common stock.
On April 21, 2011, the Company entered into an agreement which required a $20.0 million cash payment to the State of Delaware resolving all claims relating to the State of Delaware’s unclaimed property review, which related primarily to unexchanged promotional shares contingency. In addition, based on multiple other state claims and settlements with the Company regarding the unexchanged promotional shares contingency, the Company made a $12.3 million cash payment to the settled states after completion of the required due diligence in the year ended December 31, 2013. The Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence in the year ended December 31, 2014. During the year ended December 31, 2014, the Company released $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable terms than were estimated. As of December 31, 2014, the Company maintained estimated reserves related to the remaining settled states and made cash payments of $1.4 million to these settled states after completion of the required due diligence during the three months ended March 31, 2015.
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
The following summarizes our principal contractual commitments as of March 31, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$3,730	$4,185	$3,667	$3,197	$2,862	$10,277	$27,918
Purchase obligations	943	530	—	—	—	—	1,473
Total commitments	$4,673	$4,715	$3,667	$3,197	$2,862	$10,277	$29,391

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $11.5 million as of March 31, 2015. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Revenue Recognition
We recognize advertising revenues in the period in which the advertisement is displayed or the voucher sale has been completed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company allocates the total arrangement fee to each element based on the relative estimated selling price of each element. The Company uses prices stated on its internal rate card, which represents stand-alone sales prices, to establish estimated selling prices. The stand-alone price is the price that would be charged if the advertiser purchased only the individual insertion. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed, number of clicks delivered, or number of referrals generated during the period. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed and, if applicable, the click-throughs have been delivered or the voucher sale has been completed, as applicable.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

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

Revenues from advertising sold to advertisers through agencies are reported at the amount billed to the agency.
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
Estimated member refunds that are determined to be recoverable from the merchant and the portion of which represents our fee from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated member refunds that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the three months ended March 31, 2015 and 2014, our effective tax rates were 49% and 35%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants, state unclaimed property claims and a patent infringement lawsuit. Please refer to Note 5 to the accompanying unaudited condensed consolidated financial statements for further information regarding our loss contingencies.

Recent Accounting Pronouncements
In April 2014, the FASB issued an accounting standard update that changes the threshold and amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This accounting standard update became effective for the Company in the first quarter of fiscal year 2015. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company on January 1, 2017. Early application is not permitted, however, in April 2015, the FASB agreed to propose a one-year deferral of the effective date. If the proposed deferral is approved, the new standard will become effective for us in the first quarter of fiscal 2018. This new accounting standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
For the three months ended March 31, 2015 and March 31, 2014, we generated a profit of $1.9 million and $4.6 million, respectively. In the years ended December 31, 2014, and 2012, we generated a net income of $16.4 million and $18.2 million, respectively. In the years ended December 31, 2013, we incurred a net loss of $5.0 million. Although we were profitable in 2014 and 2012, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
In addition, we have been in the process of expanding our hotel booking platform which may result in an increase in costs to further develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform is not embraced by our users or our advertising partners, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to the hotel booking platform to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. We can give no assurances that the hotel booking platform will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.

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

Recent trends showing that consumers are becoming more interested in a “pull” marketplace than a “push” marketplace have created new challenges .
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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In 2014, we received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of March 31, 2015 because the Company does not believe the IRS’s valuation of

Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaways or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaways, and hotel booking platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the launch of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.
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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers that are outside our control. In particular, this is the case with our Local Deals and Getaways merchants, since we are selling vouchers on behalf of the merchants, directly to our members as opposed to our travel business when we are only collecting the advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
Our business relies heavily on e-mail and other messaging services, and any restrictions on the sending of e-mails or messages or a decrease in member willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon e-mail and other messaging services. Deals offered through e-mails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of e-mail and other messaging services to our businesses, if we are unable to successfully deliver e-mails or messages to our members or potential members, or if members decline to open our e-mails or messages, our revenue and profitability would be adversely affected. New laws and regulations regulating the sending of commercial e-mails, including those enacted in foreign jurisdictions (such as Canada), may affect our ability to deliver e-mails or messages to our members or potential members and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of e-mails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk e-mail transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver e-mails or other messages to third parties. In addition, our use of e-mail and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send e-mails or other messages. Any disruption or restriction on the distribution of e-mails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services if they are not satisfied with our mobile user experience and could decrease their willingness to be an e-mail member, which could adversely affect our revenue and profitability.
Our reported total number of members may be higher than the number of our actual individual members and may not be representative of the number of persons who are active potential customers.
The total number of members we report may be higher than the number of our actual individual members because some members have multiple registrations, other members have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these members, we do not have a reliable system to accurately identify the number of actual individual members, and thus we rely on the number of total members shown on our records as our measure of the size of our member base. In addition, the number of members we report includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed. Those numbers of members may include individuals who do not receive our e-mails because our e-mails have been blocked or are otherwise undeliverable. As a result, the reported number of members should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our e-mail offers.
We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.
For the three months ended March 31, 2015, our cash and cash equivalents decreased by $837,000 to $54.0 million, of which $37.8 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle escheat or tax claims, as described under Note 5 and 6 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Europe decreased 15.0% in the three months ended March 31, 2015 from the same period last year. Our operations in Europe generated an operating income before tax of $1.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $3.4 million and $1.5 million on marketing initiatives relating to member acquisition and marketing for the three months ended March 31, 2015 and 2014, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
Since the commencement of our operations, we have experienced periods of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of March 31, 2015, we had 410 employees, down from 444 employees as of March 31, 2014. We expect that the number of our employees will fluctuate for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended April 23, 2014, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.58 to $17.43. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power.

Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.
Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, the Company may incur substantial costs to defend itself and/or settle such claims, which may be considered advisable to minimize the distraction and costs of defense. Such lawsuits would result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition. Between August 2011 and January 2012, class action and derivative lawsuits were filed against the Company, which have since been resolved.
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
As discussed above under Note 1 to the accompanying unaudited condensed consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. Unclaimed shares which were properly issuable and which the holders state of residence unknown, were subject to escheat claims by the State of Delaware because the Company is organized under Delaware law.

As discussed in Note 1 to the accompanying unaudited consolidated financial statements, since March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares, which were not covered by the April 2011 settlement and release agreement with the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with these states. The remaining states which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger.
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released $7.6 million of the reserve related to potential future settlements with the remaining states in connection with unexchanged promotional shares based upon the actual settlements with the remaining states under more favorable term than was estimated. As of December 31, 2014, the Company maintained estimated reserves related to the remaining settled states and made cash payments of $1.4 million to the settled states after completion of the required due diligence during the three months ended March 31, 2015.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, The Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $2,000 for the three months ended March 31, 2015.
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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaways programs, would only be subject to registration if the voucher exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. Until these inter-company loans are repaid, future changes in foreign currency on these loans will be recorded in consolidated statement of operations. We have performed a sensitivity analysis as of March 31, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $158,000 foreign exchange loss for the three month periods ended March 31, 2015.
Item 4.        Controls and Procedures
For the period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended March 31, 2015, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 5 — Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K and is incorporated herein by reference.

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

Date: April 24, 2015