Form 10-Q
period 2015-06-30
TRAVELZOO INC
filed 2015-07-23
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of July 23, 2015 was 14,730,454 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$55,283	$54,812
Accounts receivable, less allowance for doubtful accounts of $355 and $436 as of June 30, 2015 and December 31, 2014, respectively	17,380	14,608
Income tax receivable	2,060	3,756
Deposits	621	74
Deferred tax assets	1,288	1,311
Prepaid expenses and other	2,312	2,802
Total current assets	78,944	77,363
Deposits	522	1,087
Deferred tax assets	1,707	1,460
Restricted cash	1,344	1,393
Property and equipment, net	8,413	9,022
Intangible assets, net	55	163
Total assets	$90,985	$90,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,485	$23,008
Accrued expenses and other	10,830	10,135
Deferred revenue	1,105	1,192
Income tax payable	581	574
Reserve for unexchanged promotional shares	—	1,393
Total current liabilities	34,001	36,302
Long-term tax liabilities	11,731	10,936
Long-term deferred rent and other	3,118	3,436
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,730 shares outstanding as of June 30, 2015 and December 31, 2014)	163	163
Treasury stock (at cost, 1,071 shares at June 30, 2015 and December 31, 2014)	(21,517)	(21,517)
Additional paid-in capital	11,339	11,043
Retained earnings	56,255	53,122
Accumulated other comprehensive loss	(4,105)	(2,997)
Total stockholders’ equity	42,135	39,814
Total liabilities and stockholders’ equity	$90,985	$90,488

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$34,064	$36,883	$70,556	$77,078
Cost of revenues	4,905	4,374	9,140	9,151
Gross profit	29,159	32,509	61,416	67,927
Operating expenses:
Sales and marketing	17,279	15,305	35,428	33,148
General and administrative	9,307	10,570	19,613	21,148
Unexchanged promotional shares	—	(3,500)	—	(3,500)
Total operating expenses	26,586	22,375	55,041	50,796
Income from operations	2,573	10,134	6,375	17,131
Other income (loss)	21	56	(66)	177
Income before income taxes	2,594	10,190	6,309	17,308
Income taxes	1,268	2,266	3,074	4,747
Net income	$1,326	$7,924	$3,235	$12,561
Basic net income per share	$0.09	$0.54	$0.22	$0.85
Diluted net income per share	$0.09	$0.54	$0.22	$0.84
Shares used in computing basic net income per share	14,730	14,734	14,730	14,806
Shares used in computing diluted net income per share	14,730	14,794	14,730	14,881

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$1,326	$7,924	$3,235	$12,561
Other comprehensive income (loss):
Foreign currency translation adjustment	1,161	530	(1,108)	447
Total comprehensive income	$2,487	$8,454	$2,127	$13,008

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,235	$12,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,406	1,342
Impairment of software	—	249
Provision for losses on accounts receivable	51	(11)
Stock-based compensation	296	790
Deferred income tax	(242)	(508)
Net foreign currency effect	113	(36)
Changes in operating assets and liabilities:
Accounts receivable	(2,943)	(2,411)
Deposits	4	160
Income tax receivable	1,681	549
Prepaid expenses and other	509	408
Accounts payable	(1,169)	(7,233)
Reserve for unexchanged promotional shares	(1,393)	(4,726)
Accrued expenses	432	(1,920)
Income tax payable	23	1,783
Other non-current liabilities	795	225
Net cash provided by operating activities	2,798	1,222
Cash flows from investing activities:
Purchases of property and equipment	(737)	(1,424)
Release of restricted cash	—	200
Net cash used in investing activities	(737)	(1,224)
Cash flows from financing activities:
Repurchase of common stock	—	(5,855)
Reverse/forward stock split, including transaction costs	(102)	(479)
Net cash used in financing activities	(102)	(6,334)
Effect of exchange rate changes on cash and cash equivalents	(1,488)	615
Net increase (decrease) in cash and cash equivalents	471	(5,721)
Cash and cash equivalents at beginning of period	54,812	66,223
Cash and cash equivalents at end of period	$55,283	$60,502
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	733	2,843
Leasehold improvements accrued	12	771

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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2015, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. As of June 30, 2015, Azzurro currently held a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power. On July 2, 2015, Azzurro purchased 200,000 shares of the Company’s stock held by Holger Bartel; thereafter, Azzurro directly held approximately 50.4% of the Company’s outstanding shares.
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
The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period, and the Company makes no representations related thereto.

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
In April 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. The records of Travelzoo.com Corporation showed that, assuming all of the shares applied for by the Netsurfer stockholders were validly issued, there were 11,295,874 shares of Travelzoo.com Corporation outstanding. As of April 25, 2004, two years following the effective date of the merger, 7,180,342 shares of Travelzoo.com Corporation had been exchanged for shares of Travelzoo Inc. Prior to that date, the remaining shares which were available for issuance pursuant to the merger agreement were also included in the issued and outstanding common stock of Travelzoo Inc. and included in the calculation of basic and diluted earnings per share. After April 25, 2004, the Company ceased issuing shares to the former stockholders of Travelzoo.com Corporation; and therefore, no additional shares are reserved for issuance to any former stockholders, because their right to receive shares has now expired. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below. On April 25, 2004, the number of shares reported as outstanding was reduced from 19,425,147 to 15,309,615 to reflect actual shares issued as of the expiration date. Earnings per share calculations reflect this reduction of the number of shares reported as outstanding. As of June 30, 2015, there were 14,730,454 shares of common stock outstanding.
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

Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 for the three months ended June 30, 2015.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic net income per share:
Net income	$1,326	$7,924	$3,235	$12,561
Weighted average common shares	14,730	14,734	14,730	14,806
Basic net income per share	$0.09	$0.54	$0.22	$0.85
Diluted net income per share:
Net income	$1,326	$7,924	$3,235	$12,561
Weighted average common shares	14,730	14,734	14,730	14,806
Effect of dilutive securities: stock options	—	60	—	75
Diluted weighted average common shares	14,730	14,794	14,730	14,881
Diluted net income per share	$0.09	$0.54	$0.22	$0.84
For the three and six months ended June 30, 2015 and June 30, 2014, options to purchase 425,000 and 175,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2015
Cash	$55,283	$55,283	$—	$—
Total cash	$55,283	$55,283	$—	$—
Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	669	669	—	—
Total restricted cash and cash equivalent	$1,344	$669	$675	$—

Balance at December 31, 2014
Cash	$54,812	$54,812	$—	$—
Total cash	$54,812	$54,812	$—	$—
Certificates of deposit	$675	$—	$675	$—
Merchant bank deposit	718	718	—	—
Total restricted cash and cash equivalent	$1,393	$718	$675	$—
At June 30, 2015, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the periods ended June 30, 2015 and December 31, 2014.
Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Internet domain names and technology	$2,772	$2,772
Accumulated amortization	(2,717)	(2,609)
Total	$55	$163
Intangible assets have a useful life of 3 to 5 years. For the three months ended June 30, 2015 and 2014, amortization expense was $49,000 and $45,000, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $108,000 and $106,000, respectively.
Future expected amortization expense related to intangible assets at June 30, 2015 is as follows (in thousands):

Remainder of 2015	$55
Total	$55
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
See Note 1 to the accompanying unaudited condensed consolidated financial statements for information on the unexchanged promotional shares settlement and related cash program.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 for these cash payments for the three months ended June 30, 2015. The total cost of this program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases which expire between September 30, 2015 and November 30, 2024. We also have purchase commitments which represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following table summarizes principal contractual commitments as of June 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,533	$4,273	$3,674	$3,200	$2,864	$10,287	$26,831
Purchase Obligations	718	950	420	315	—	—	2,403
Total commitments	3,251	5,223	4,094	3,515	2,864	10,287	29,234
Local Deals and Getaways merchant payable included in accounts payable was $16.5 million and $18.1 million, as of June 30, 2015 and December 31, 2014, respectively.
Note 6: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada and U.K. For the three months ended June 30, 2015 and 2014, the Company's effective tax rate was 48.9% and 22.2%, respectively. For the six months ended June 30, 2015, and June 30, 2014, the Company’s effective tax rate was 48.7% and 27.4%, respectively. Our effective tax rate increased for the three and six months ended June 30, 2015 from the three and six months ended June 30, 2014, due primarily to a $565,000 income tax expense for unrecognized tax benefits related to certain state tax matters and the change of geographic mix of taxable income.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of June 30, 2015 are approximately $5.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $343,000 at June 30, 2015.
The Company maintains liabilities for uncertain tax positions. At June 30, 2015, the Company had approximately $10.0 million in total unrecognized tax benefits, consisting of unrecognized tax benefits of approximately $8.6 million which, if recognized, would favorably affect the Company’s effective income tax rate, and unrecognized tax benefits of approximately $1.4 million, which if recognized, would be recorded in discontinued operations.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2015 and December 31, 2014, the Company had approximately $1.7 million and $1.5 million, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months, including the $7.9 million unrecognized tax benefit related to the Company's 2011 settlement with the State of Delaware. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended June 30, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Beginning balance	$(5,266)	$(613)
Other comprehensive loss due to foreign currency transaction, net of tax	1,161	530
Ending balance	$(4,105)	$(83)

	Six Months Ended
	June 30,
	2015	2014
Beginning balance	$(2,997)	$(530)
Other comprehensive loss due to foreign currency transaction, net of tax	(1,108)	447
Ending balance	$(4,105)	$(83)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 8: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of June 30, 2015, 300,000 of these options were outstanding and vested. As of June 30, 2015 and 2014, there was no unrecognized stock-based compensation expense relating to these options. Total stock-based compensation for the three and six months ended June 30, 2014 related to this option grant were $187,000 and $375,000.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of June 30, 2015, 50,000 options were outstanding and 37,500 of these options were vested. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. Total stock-based compensation for the three months ended June 30, 2015 and 2014 related to the outstanding stock option grant were $60,000 for each period. Total stock-based compensation for the six months ended June 30, 2015 and 2014 related to the outstanding stock option grant were $119,000 and $134,000, respectively. As of June 30, 2015, there was approximately $129,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.6 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of June 30, 2015, 75,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2015 and 2014 related to this option grant was $89,000 and $177,000 for each period. As of June 30, 2015, there was approximately $727,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.1 years. The Company used a forfeiture rate of 0% as the Company does not have enough historical forfeiture data to estimate the forfeiture rate. To the extent the actual forfeiture rate is greater than what we have anticipated, stock-based compensation related to these options will be lower than our expectations.
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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. The Company did not repurchase any of its outstanding common stock during the three months ended June 30, 2015. There were 768,000 shares remaining to be repurchased under this program as of June 30, 2015.

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
For the year ended December 31, 2014, the Company’s retained earnings includes a total adjustment of $346,000 related to the reverse/forward split, which includes transaction costs. For the six months ended June 30, 2015, the Company’s retained earnings includes a total adjustment of $102,000 related to the reverse/forward split, which includes transaction costs. During the year ended December 31, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $191,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of June 30, 2015, the sale proceeds of $191,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Prepaid Expense and Other on the Company’s balance sheet. As of June 30, 2015, the total amount payable of $191,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is included in Accrued Expenses and Other on the Company’s balance sheet.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended June 30, 2015	North America	Europe	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$23,727	$10,337	$—	$34,064
Intersegment revenues	259	177	(436)	—
Total net revenues	23,986	10,514	(436)	34,064
Operating income	$2,538	$35	$—	$2,573

Three Months Ended June 30, 2014	North America	Europe	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$25,174	$11,709	$—	$36,883
Intersegment revenues	302	129	(431)	—
Total net revenues	25,476	11,838	(431)	36,883
Operating income	$3,771	$2,863	$3,500	$10,134

Six Months Ended June 30, 2015	North America	Europe	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$48,440	$22,116	$—	$70,556
Intersegment revenues	472	215	(687)	—
Total net revenues	48,912	22,331	(687)	70,556
Operating income	$4,617	$1,758	—	$6,375

Six Months Ended June 30, 2014	North America	Europe	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$51,528	$25,550	$—	$77,078
Intersegment revenues	716	141	(857)	—
Total net revenues	52,244	25,691	(857)	77,078
Operating income	$8,375	$5,256	$3,500	$17,131

As of June 30, 2015	North America	Europe	Elimination	Consolidated
Long-lived assets	$7,281	$1,187	$—	$8,468
Total assets	$75,381	$40,007	$(24,403)	$90,985

As of December 31, 2014	North America	Europe	Elimination	Consolidated
Long-lived assets	$7,678	$1,507	$—	$9,185
Total assets	$73,508	$40,818	$(23,838)	$90,488
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the three months ended June 30, 2015 and 2014, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2015 and December 31, 2014, the Company had one customer that accounted for 15% and 11%, respectively, of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
North America
Travel	$14,658	$15,229	$30,666	$32,459
Search	3,840	3,875	8,387	7,729
Local	5,229	6,070	9,387	11,340
Total North America revenues	$23,727	$25,174	$48,440	$51,528
Europe
Travel	$8,433	$9,270	$18,170	$20,462
Search	502	551	1,061	1,530
Local	1,402	1,888	2,885	3,558
Total Europe revenues	$10,337	$11,709	$22,116	$25,550
Consolidated
Travel	$23,091	$24,499	$48,836	$52,921
Search	4,342	4,426	9,448	9,259
Local	6,631	7,958	12,272	14,898
Total revenues	$34,064	$36,883	$70,556	$77,078
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
United States	$22,496	$23,690	$45,927	$48,430
United Kingdom	6,856	7,528	14,727	16,740
Rest of the world	4,712	5,665	9,902	11,908
Total revenues	$34,064	$36,883	$70,556	$77,078

The following table sets forth long lived asset by geographic area (in thousands):

	As of June 30, 2015	As of December 31, 2014
United States	$6,728	$7,646
Rest of the world	1,740	1,539
Total long lived assets	$8,468	$9,185

Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2015, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. As of June 30, 2015, Azzurro currently held a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power. On July 2, 2015, Azzurro purchased 200,000 shares of the Company’s stock held by Holger Bartel; thereafter, Azzurro directly held approximately 50.4% of the Company’s outstanding shares.
In 2009, the Company sold its Asia Pacific operating segment to Travelzoo (Asia) Limited and Travelzoo Japan K.K., subsidiaries of Azzurro Capital Inc. There is a reciprocal revenue-sharing and hosting agreement among the Azzurro entities operating the Travelzoo business in Asia Pacific and the Company related to cross-selling audiences and hosting and development services by the Company, which were entered into in connection with the sale of Asia Pacific business segment. The fees generated by the Company under these agreements amounted to $38,000 and $190,000 for the three months ended June 30, 2015 and 2014, respectively and $118,000 and $376,000 for the six months ended June 30, 2014 and 2015, respectively. The fees incurred by the Company under these agreements amounted to $8,000 and $17,000 for the three months ended June 30, 2015 and 2014, respectively and $16,000 and $45,000 for the six months ended June 30, 2014 and 2015, respectively. The Company presents the receivables and payables with the Azzurro entities operating the Travelzoo business in Asia Pacific under these agreements on a net basis on the balance sheet as they are subject to a net settlement agreement as of June 30, 2015. The Company's net receivable was $577,000 and $553,000 as of June 30, 2015 and December 31, 2014, respectively, and are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. This net receivable is covered by a Guarantee Agreement between Travelzoo and Azzuro Capital, which provides assurance it will be collected in full. In addition, as part of the sale of the Asia Pacific operating segment in 2009, the Company obtained an option, which expires in June 2020, to repurchase the Asia Pacific business pursuant to the terms of the option agreement.

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

We have two operating segments based on geographic regions: North America and Europe. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. For the three months ended June 30, 2015, European operations were 30% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.4	11.9	13.0	11.9
Gross profit	85.6	88.1	87.0	88.1
Operating expenses:
Sales and marketing	50.7	41.4	50.2	43.0
General and administrative	27.3	28.7	27.8	27.3
Unexchanged promotional shares	—	(9.5)	—	(4.5)
Total operating expenses	78.0	60.6	78.0	65.8
Income from operations	7.6	27.5	9.0	22.3
Other income	—	0.1	(0.1)	0.2
Income before income taxes	7.6	27.6	8.9	22.5
Income taxes	3.7	6.1	4.3	6.2
Net income	3.9%	21.5%	4.6%	16.3%

Operating Metrics
The following table sets forth selected operating metrics in North America and Europe:

	Three Months Ended
	June 30,
	2015	2014
North America
Total members (1)	17,152,000	16,683,744
Average cost per acquisition of a new member	$2.21	$1.43
Revenue per member (3)	$5.61	$6.07
Revenue per employee (4)	$392,000	$365,000
Mobile application downloads	2,527,000	2,066,000
Social media followers	2,081,000	1,609,000
Europe
Total members	7,566,000	7,008,000
Average cost per acquisition of a new member	$3.57	$1.66
Revenue per member (3)	$5.63	$6.92
Revenue per employee (4)	$270,000	$295,000
Mobile application downloads	1,324,000	1,051,000
Social media followers	552,000	445,000
Consolidated
Total members (2)	24,772,000	23,691,744
Average cost per acquisition of a new member	$2.72	$1.51
Revenue per member (3)	$5.63	$6.32
Revenue per employee (4)	$345,000	$339,000
Mobile application downloads	3,851,000	3,117,000
Social media followers	2,634,000	2,054,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)
In Asia Pacific, the Travelzoo business is operated by Travelzoo (Asia) Limited and Travelzoo Japan K.K. under a license agreement with Travelzoo Inc. The total member amounts exclude Asia Pacific members of 3,400,000 and 3,600,000, for the three months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
North America
Travel	$14,658	$15,229	$30,666	$32,459
Search	3,840	3,875	8,387	7,729
Local	5,229	6,070	9,387	11,340
Total North America revenues	$23,727	$25,174	$48,440	$51,528
Europe
Travel	$8,433	$9,270	$18,170	$20,462
Search	502	551	1,061	1,530
Local	1,402	1,888	2,885	3,558
Total Europe revenues	$10,337	$11,709	$22,116	$25,550
Consolidated
Travel	$23,091	$24,499	$48,836	$52,921
Search	4,342	4,426	9,448	9,259
Local	6,631	7,958	12,272	14,898
Total revenues	$34,064	$36,883	$70,556	$77,078

North America
North America revenues decreased $1.4 million for the three months ended June 30, 2015 from the three months ended June 30, 2014. This decrease was due to the decrease in Local and Travel revenues. The decrease in Local revenues of $841,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $571,000 was primarily due to the decreased number of Getaways vouchers sold and paid clicks.
North America revenues decreased $3.1 million for the six months ended June 30, 2015 from the six months ended June 30, 2014. This decrease was due to the decrease in Local and Travel revenues offset by the increase in Search revenues. The decrease in Local revenues of $1.9 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $1.8 million was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The increase in Search revenue of $658,000 was primarily due to the increased number of clicks that generate revenue as a result of increased spending on traffic acquisition.
Europe
Europe revenues decreased $1.4 million for the three months ended June 30, 2015 from the three months ended June 30, 2014. The decrease was primarily due to the $1.5 million negative impact from foreign currency movements relative to the U.S. dollars.
Europe revenues decreased $3.4 million for the six months ended June 30, 2015 from the six months ended June 30, 2014. This decrease was primarily due to the $3.1 million negative impact from foreign currency movements relative to the U.S. dollars and the decrease in Travel revenues. The decrease in Travel revenue of $515,000 was primarily due to the decreased number of Getaways vouchers sold.
Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $873,000 and $1.6 million for the three and six months ended June 30, 2014.
For the three and six months ended June 30, 2015 and 2014, none of our customers accounted for 10% or more of our revenue.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff. Cost of revenues was $4.9 million and $4.4 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Cost of revenues was $9.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
Cost of revenue increased $531,000 for the three months ended June 30, 2015 from the three months ended June 30, 2014, due primarily to a $679,000 increase in payments made to third-party partners of the Travelzoo Network, offset by a $138,000 decrease in depreciation expenses.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $17.3 million and $15.3 million for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, advertising expenses accounted for 42% and 30%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.

Sales and marketing expenses were $35.4 million and $33.1 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014 , advertising expenses accounted for 40% and 31%, respectively, of total sales and marketing expenses.
Sales and marketing expenses increased $2.0 million for the three months ended June 30, 2015 from the three months ended June 30, 2014. The increase was primarily due to a $2.7 million increase in member acquisition and marketing costs, offset by a $288,000 planned decrease in Search traffic acquisition costs, and a $152,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Sales and marketing expenses increased $2.3 million for the six months ended June 30, 2015 from the six months ended June 30, 2014. The increase was primarily due to a $4.3 million increase in member acquisition and marketing costs, offset by a $944,000 planned decrease in Search traffic acquisition costs, and a $811,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, and software development staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $9.3 million and $10.6 million for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses were $19.6 million and $21.1 million for the six months ended June 30, 2015 and 2014, respectively.
General and administrative expenses decreased $1.3 million for the three months ended June 30, 2015 from the three months ended June 30, 2014. The decrease was primarily due to a $1.3 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $115,000 decrease in rent, office and insurance expense, offset by a $309,000 increase in professional service expenses.
General and administrative expenses decreased $1.5 million for the six months ended June 30, 2015 from the six months ended June 30, 2014. The decrease was primarily due to a $1.9 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $336,000 decrease in rent, office and insurance expense, offset by a $1.1 million increase in professional service expenses due in part to the development of our hotel platform capabilities.

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
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.3 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 49% and 22% for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was $3.1 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 49% and 27% for the six months ended June 30, 2015 and 2014, respectively.
Our effective tax rate increased for the three and six months ended June 30, 2015 from the three and six months ended June 30, 2014, due primarily to a $565,000 income tax expense for unrecognized tax benefits related to certain state tax matters and the change of geographic mix of taxable income. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $5.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. During the year ended December 31, 2014, the Company received a Revenue Agent's Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended June 30, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	$23,727	$25,174	$48,440	$51,528
Income from operations	$2,538	$3,771	$4,617	$8,375
Income from operations as a % of revenues	10.7%	15.0%	9.5%	16.3%
North America net revenues decreased $1.4 million for the three months ended June 30, 2015 from the three months ended June 30, 2014 (see “Revenues” above). North America expenses decreased $259,000 for the three months ended June 30, 2015 from the three months ended June 30, 2014. This decrease was primarily due to due to a $1.2 million decrease in salary and employee related expense due in part to a decrease in headcount, offset by a $947,000 increase in member acquisition and marketing costs.
North America net revenues decreased $3.1 million for the six months ended June 30, 2015 from the six months ended June 30, 2014 (see “Revenues” above). North America expenses increased $425,000 for the six months ended June 30, 2015 from the six months ended June 30, 2014. This increase was primarily due to a $1.8 million increase in member acquisition, and marketing costs, offset by a $1.5 million decrease in salary and employee related expense due in part to a decrease in headcount.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	$10,337	$11,709	$22,116	$25,550
Income from operations	$35	$2,863	$1,758	$5,256
Income from operations as a % of revenues	0.3%	24.5%	7.9%	20.6%
Europe net revenues decreased $1.4 million for the three months ended June 30, 2015 from the three months ended June 30, 2014 (see “Revenues” above). Europe expenses increased $1.5 million for the three months ended June 30, 2015 from the three months ended June 30, 2014. This increase was primarily due to a $1.2 million increase in member acquisition and marketing costs.
Europe net revenues decreased $3.4 million for the six months ended June 30, 2015 from the six months ended June 30, 2014 (see “Revenues” above). Europe expenses increased $138,000 for the six months ended June 30, 2015 from the six months ended June 30, 2014. This increase was primarily due to a $2.5 million increase in member acquisition and marketing costs, offset by a $1.3 million decrease in salary and employee related expense due in part to a decrease in headcount, and a $950,000 decrease in search traffic acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Europe by approximately $74,000 for the three months ended June 30, 2015. Foreign currency movements relative to the U.S.

dollar positively impacted our income from our operations in Europe by approximately $153,000 for the three months ended June 30, 2014.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $45,000 for the six months ended June 30, 2015. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $249,000 for the six months ended June 30, 2014.
Liquidity and Capital Resources
As of June 30, 2015, we had $55.3 million in cash and cash equivalents, of which $39.4 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $54.8 million as of December 31, 2014 primarily as a result of cash provided by operating activities, offset by the effect of exchange rate changes on cash and cash equivalents as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$2,798	$1,222
Net cash used in investing activities	(737)	(1,224)
Net cash used in financing activities	(102)	(6,334)
Effect of exchange rate changes on cash and cash equivalents	(1,488)	615
Net decrease in cash and cash equivalents	$471	$(5,721)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2015 was $2.8 million which consisted of a net income of $3.2 million, adjustments for non-cash items of $1.6 million and a $2.1 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $2.9 million in accounts receivable, $1.4 million in accrued expenses for unexchanged promotional shares, $737,000 in accounts payable and accrued expenses, offset by $1.7 million in income tax receivable, $795,000 in other non-current liabilities, and $535,000 in prepaid expenses and other.
Cash paid for income tax net of refunds received during the six months ended June 30, 2015 and June 30, 2014 was $733,000 and $2.8 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2015 and 2014, was $737,000 and $1.2 million, respectively. The cash used in investing activities for the six months ended June 30, 2015 was due to $737,000 in purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2014 was due to $1.4 million purchases of property and equipment, offset by $200,000 release of restricted cash.
Net cash used in financing activities for the six months ended June 30, 2015 and June 30, 2014, was $102,000 and $6.3 million, respectively. Net cash used in financing activities for the six months ended June 30, 2014 was primarily due to repurchases of our common stock.

See Note 1 to the accompanying unaudited condensed consolidated financial statements for information on the unexchanged promotional share settlements and related cash program.
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
The following summarizes our principal contractual commitments as of June 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,533	$4,273	$3,674	$3,200	$2,864	$10,287	$26,831
Purchase obligations	718	950	420	315	—	—	2,403
Total commitments	$3,251	$5,223	$4,094	$3,515	$2,864	$10,287	$29,234

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $11.7 million as of June 30, 2015. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the six months ended June 30, 2015 and 2014, our effective tax rates were 49% and 27%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company on January 1, 2017. Early application is not permitted, however, in April 2015, the FASB agreed to propose a one-year deferral of the effective date. In July 2015, FASB has agreed to the one year deferral. The new standard will become effective for us in the first quarter of fiscal 2018. This new accounting standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
For the six months ended June 30, 2015 and June 30, 2014, we generated a profit of $3.2 million and $12.6 million, respectively. In the years ended December 31, 2014, and 2012, we generated a net income of $16.4 million and $18.2 million, respectively. In the years ended December 31, 2013, we incurred a net loss of $5.0 million. Although we were profitable in 2014 and 2012, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In 2014, we received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of June 30, 2015 because the Company does not believe the IRS’s valuation of

Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
For the six months ended June 30, 2015, our cash and cash equivalents increased by $471,000 to $55.3 million, of which $39.4 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle escheat or tax claims, as described under Note 5 and 6 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain hotel booking and voucher transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
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
Our revenues in Europe decreased 13.0% in the six months ended June 30, 2015 from the same period last year. Our operations in Europe generated an operating income before tax of $1.7 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
If we incur losses from our operations in the future, these losses may not have any recognizable tax benefit. We expect that this would have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	risks related to government regulation; and

•	potentially adverse tax consequences.
Moreover, fluctuations in currency exchange rates can impact our revenues. For example, foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

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
We spent $5.5 million and $2.5 million on marketing initiatives relating to member acquisition and marketing for the six months ended June 30, 2015 and 2014, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
Since the commencement of our operations, we have experienced periods of rapid growth. In order to execute our business plan, we must continue to grow significantly. As of June 30, 2015, we had 395 employees, down from 435 employees as of June 30, 2014. We expect that the number of our employees will fluctuate for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, systems, and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our sales, production, marketing, IT, and finance departments. We may not succeed in these efforts. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to revenues, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business.
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
We use data technology and software products from third parties including Microsoft and ITA Software. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Moreover, to the extent an airline does not provide content to ITA Software or third party data providers, or to us, and we cannot obtain the content, we may face additional costs (including legal costs) and the financial results of Fly.com could be negatively affected. If we are unable to continue to display travel data from multiple airline carriers, it would reduce the breadth of our query results on Fly.com and the number of travelers using our services could decline, resulting in a loss of revenues and a decline in our operating results. Fly.com depends on access to information related to airline schedules and fares and, to the extent our travel service providers no longer provide such information, Fly.com’s business and results of operations could be harmed. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected. We also rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems, in connection with providing certain of our hotel booking services. Any interruption in these third party services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended July 23, 2015, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.58 to $17.57. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2015, Azzurro is the Company's largest stockholder, holding approximately 49.1% of the Company's outstanding shares. As of June 30, 2015, Azzurro currently held a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power. On July 2, 2015, Azzurro purchased 200,000 shares of the Company’s stock held by Holger Bartel; thereafter, Azzurro directly held approximately 50.4% of the Company’s outstanding shares.

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

In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Target, Home Depot, Zappos, LinkedIn and Sony, have experienced high-profile security breaches that exposed their customers' personal information. While we strive to use commercially acceptable means to protect customer personal information, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business. If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, The Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 for the three months ended June 30, 2015.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have inter-company loans between the U.S. and certain foreign operations, which are denominated in U.S. dollars and held by entities with non-U.S. functional currencies. Until these inter-company loans are repaid, future changes in foreign currency on these loans will be recorded in consolidated statement of operations. We have performed a sensitivity analysis as of June 30, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $201,000 foreign exchange loss for the six month periods ended June 30, 2015.
Item 4.        Controls and Procedures
For the period ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended June 30, 2015, there was no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 23, 2015