Form 10-Q
period 2015-09-30
TRAVELZOO INC
filed 2015-11-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 9, 2015 was 14,730,454 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,570	$55,417
Accounts receivable, less allowance for doubtful accounts of $374 and $444 as of September 30, 2015 and December 31, 2014, respectively	17,822	16,124
Income tax receivable	1,745	3,756
Deposits	717	86
Deferred tax assets	1,214	1,311
Prepaid expenses and other	2,639	2,802
Total current assets	58,707	79,496
Deposits	607	1,436
Deferred tax assets	1,935	1,432
Restricted cash	1,346	1,393
Property and equipment, net	8,361	9,498
Intangible assets, net	15	178
Total assets	$70,971	$93,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,031	$26,984
Accrued expenses and other	11,654	11,814
Deferred revenue	1,268	1,472
Income tax payable	857	574
Reserve for unexchanged promotional shares	—	1,393
Total current liabilities	36,810	42,237
Note payable to related party	5,658	1,000
Long-term tax liabilities	3,087	10,936
Long-term deferred rent and other	3,030	3,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 15,801 shares issued, 14,730 shares outstanding as of September 30, 2015 and December 31, 2014)	163	163
Treasury stock (at cost, 1,071 shares at September 30, 2015 and December 31, 2014)	(21,517)	(21,517)
Additional paid-in capital	30,732	30,586
Retained earnings	16,892	29,197
Accumulated other comprehensive loss	(3,884)	(2,602)
Total stockholders’ equity	22,386	35,827
Total liabilities and stockholders’ equity	$70,971	$93,433

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015		2014
Revenues	$33,728	$36,307	$109,665		$118,949
Cost of revenues	4,742	4,813	14,496		14,534
Gross profit	28,986	31,494	95,169		104,415
Operating expenses:
Sales and marketing	19,089	21,570	61,881		62,782
Product development	2,917	3,108	9,212	8,370	8,370
General and administrative	6,120	7,220	17,906		21,399
Unexchanged promotional shares	—	(2,250)	—		(5,750)
Total operating expenses	28,126	29,648	88,999		86,801
Income from operations	860	1,846	6,170		17,614
Other income (loss)	(202)	95	(866)		439
Income before income taxes	658	1,941	5,304		18,053
Income taxes	(8,199)	158	(5,125)		4,905
Net income	$8,857	$1,783	$10,429		$13,148
Basic net income per share	$0.60	$0.12	$0.71		$0.89
Diluted net income per share	$0.60	$0.12	$0.71		$0.88
Shares used in computing basic net income per share	14,730	14,730	14,730		14,781
Shares used in computing diluted net income per share	14,730	14,771	14,730		14,923

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$8,857	$1,783	$10,429	$13,148
Other comprehensive loss:
Foreign currency translation adjustment	(362)	(1,470)	(1,282)	(1,092)
Total comprehensive income	$8,495	$313	$9,147	$12,056

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,429	$13,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198	2,132
Impairment of software	—	249
Provision for losses on accounts receivable	(99)	(5)
Stock-based compensation	146	834
Deferred income tax	(407)	(108)
Net foreign currency effect	789	(316)
Changes in operating assets and liabilities:
Accounts receivable	(2,052)	(1,656)
Deposits	118	248
Income tax receivable	1,980	(951)
Prepaid expenses and other	123	742
Accounts payable	(2,706)	(9,514)
Reserve for unexchanged promotional shares	(1,393)	(7,184)
Accrued expenses	(508)	(463)
Income tax payable	306	1,806
Other non-current liabilities	(7,849)	381
Net cash provided by (used in) operating activities	1,075	(657)
Cash flows from investing activities:
Purchases of property and equipment	(885)	(3,185)
Release of restricted cash	66	202
Net cash used in investing activities	(819)	(2,983)
Cash flows from financing activities:
Payment for the acquisition of the Asia Pacific business	(16,974)	—
Payment of loan to related party	(3,250)	—
Proceeds from loan from related party	2,224	—
Decrease in bank overdraft	(341)	—
Repurchase of common stock	—	(5,855)
Reverse/forward stock split, including transaction costs	(102)	(479)
Net cash used in financing activities	(18,443)	(6,334)
Effect of exchange rate changes on cash and cash equivalents	(2,660)	(934)
Net decrease in cash and cash equivalents	(20,847)	(10,908)
Cash and cash equivalents at beginning of period	55,417	68,668
Cash and cash equivalents at end of period	$34,570	$57,760
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	742	3,916
Note payable for the acquisition of the Asia Pacific business	5,658	—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global media commerce company. We inform over 28 million members in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of September 30, 2015, Azzurro is the Company's largest stockholder, holding approximately 50.4% of the Company's outstanding shares.
On August 20, 2015 we acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of the Travelzoo Asia Pacific business. Travelzoo Inc. accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the three months ended September 30, 2015.
See Note 12 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Asia Pacific.
Certain prior period statement of operations amounts have been reclassified to conform to the current period presentation primarily due to the Company's allocation of facilities costs to all of its operating activities and separate disclosure of product development costs as shown below (in thousands):

	Period Ending September 30, 2014
	3 months	9 months
Cost of revenues	$100	$261
Sales and marketing	2,188	6,546
Product development	3,038	8,161
General and administrative	(5,326)	(14,968)
	$—	$—

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the SEC on February 17, 2015.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the recently acquired Asia Pacific subsidiaries reflected in the current and prior periods. All significant intercompany accounts and transactions have been eliminated in consolidation. All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period.
The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period, and the Company makes no representations related thereto.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic net income per share:
Net income	$8,857	$1,783	$10,429	$13,148
Weighted average common shares	14,730	14,730	14,730	14,781
Basic net income per share	$0.60	$0.12	$0.71	$0.89
Diluted net income per share:
Net income	$8,857	$1,783	$10,429	$13,148
Weighted average common shares	14,730	14,730	14,730	14,781
Effect of dilutive securities: stock options	—	41	—	142
Diluted weighted average common shares	14,730	14,771	14,730	14,923
Diluted net income per share	$0.60	$0.12	$0.71	$0.88
For the three and nine months ended September 30, 2015 and September 30, 2014, options to purchase 775,000 and 150,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2015
Cash	$34,570	$34,570	$—	$—
Total cash	$34,570	$34,570	$—	$—
Certificates of deposit	$705	$—	$705	$—
Merchant bank deposit	744	744	—	—
Total restricted cash and cash equivalent	$1,449	$744	$705	$—

Balance at December 31, 2014
Cash	$55,417	$55,417	$—	$—
Total cash	$55,417	$55,417	$—	$—
Certificates of deposit	$762	$—	$762	$—
Merchant bank deposit	800	800	—	—
Total restricted cash and cash equivalent	$1,562	$800	$762	$—
At September 30, 2015, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity. Accounts receivable and accounts payable are categorized as Level 2.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the periods ended September 30, 2015 and December 31, 2014.
Note 4: Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Internet domain names and technology	$2,787	$2,787
Accumulated amortization	(2,772)	(2,609)
Total	$15	$178
Intangible assets have a useful life of 3 to 5 years. For the three months ended September 30, 2015 and 2014, amortization expense was $55,000 and $69,000, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $163,000 and $175,000, respectively.
Future expected amortization expense related to intangible assets at September 30, 2015 is as follows (in thousands):

Remainder of 2015	$15
Total	$15
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Note 5: Commitments and Contingencies
On September 28, 2012, Metasearch Systems, LLC filed a lawsuit in the U.S. District Court for the District of Delaware against Travelzoo Inc. d/b/a Fly.com alleging infringement of several U.S. patents. Metasearch Systems alleges that the trip-planning metasearch service available on Fly.com infringes one or more claims of the asserted patents. During September 2012, Metasearch Systems filed similar lawsuits against several of Travelzoo's competitors including Expedia, Inc., Orbitz Worldwide, Inc., Travelocity.com, LP, Priceline.com, Inc., Yahoo! Inc., American Express Company, Kayak Software Corp., and BookIt.com. The parties agreed to submit certain Metasearch Systems patents for a post-grant review with the U.S. Patent and Trademark Office, which were determined to be unpatentable upon review. During three months ended September 30, 2015, based upon the U.S. Patent and Trademark Office findings, the court granted the parties' motion to dismiss this action.
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation was merged into Travelzoo Inc. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo Inc. in exchange for each share of common stock of Travelzoo.com Corporation. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below.
Beginning in 2010, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares. The Company recorded charges for the estimated settlements with these states of $20.0 million, $3.0 million and $22.0 million in 2011, 2012 and 2013, respectively. In 2014, the Company released $7.6 million of the reserve related to the completion of settlements with the states.
Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include a charge in general and administrative expenses of $1,000 and $2,000 for these cash payments for the three and nine months ended September 30, 2015.
The total cost of this program cannot be reliably estimated because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between December 31, 2015 and November 30, 2024. The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

The following table summarizes principal contractual commitments as of September 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$1,388	$4,576	$3,790	$3,205	$2,857	$10,254	$26,070
Purchase obligations	371	1,046	438	365	—	—	2,220
Note payable for the acquisition of the Asia Pacific business	99	396	396	5,911	—	—	6,802
Total commitments	1,858	6,018	4,624	9,481	2,857	10,254	35,092
Local Deals and Getaways merchant payables included in accounts payable were $16.6 million and $21.5 million, as of September 30, 2015 and December 31, 2014, respectively.

Note 6: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong and U.K. For the three months ended September 30, 2015 and 2014, the Company's effective tax rate was (1,246)% and 8.1%, respectively. For the nine months ended September 30, 2015, and September 30, 2014, the Company’s effective tax rate was (96.6)% and 27.2%, respectively. Our effective tax rate decreased for the three and nine months ended September 30, 2015 from the corresponding three and nine months ended September 30, 2014, due primarily to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of September 30, 2015 are approximately $5.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $354,000 at September 30, 2015.
The Company maintains liabilities for uncertain tax positions. At September 30, 2015, the Company had approximately $2.2 million in total unrecognized tax benefits, if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2015 and December 31, 2014, the Company had approximately $857,000 and $1.5 million, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for years after 2009 and is subject to California tax examinations for years after 2005. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended September 30, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Beginning balance	$(3,522)	$4
Other comprehensive loss due to foreign currency translation, net of tax	(362)	(1,470)
Ending balance	$(3,884)	$(1,466)

	Nine Months Ended
	September 30,
	2015	2014
Beginning balance	$(2,602)	$(374)
Other comprehensive loss due to foreign currency translation, net of tax	(1,282)	(1,092)
Ending balance	$(3,884)	$(1,466)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014. Accumulated other comprehensive loss consists of foreign currency translation gains or losses.
Note 8: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting July 1, 2011. The options expire in November 2019. As of September 30, 2015, 300,000 of these options were outstanding and vested. As of September 30, 2015 and 2014, there was no unrecognized stock-based compensation expense relating to these options. Total stock-based compensation for the three and nine months ended September 30, 2014 related to this option grant were nil and $375,000.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options become exercisable annually starting January 23, 2013. The options expire in January 2022. As of September 30, 2015, 50,000 options were outstanding and 37,500 of these options were vested. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. Total stock-based compensation for the three months ended September 30, 2015 and 2014 related to the outstanding stock option grant were $60,000 for each period. Total stock-based compensation for the nine months ended September 30, 2015 and 2014 related to the outstanding stock option grant were $179,000 and $194,000, respectively. As of September 30, 2015, there was approximately $70,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of September 30, 2015, 25,000 options were outstanding and vested. Total stock-based compensation for the three months ended September 30, 2015 and 2014 related to the outstanding stock option grant was a reversal of expense of $217,000 and an expense of $89,000, respectively. Total stock-based compensation for the nine months ended September 30, 2015 and 2014 related to the outstanding stock option grant was a reversal of expense of $39,000 and an expense of $267,000, respectively. The reversal of expense during the three and nine months ended September 30, 2015, is related to previously recognized expense on the portion of options that are no longer expected to vest due to the planned departure of this executive. As of September 30, 2015, there was there was no unrecognized stock-based compensation expense relating to these options.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options become exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of September 30, 2015, 400,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2015, related to this option grant was $7,000. As of September 30, 2015, there was approximately $1.8 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.3 years. See Note 12 to the accompanying unaudited condensed consolidated financial statements for further information.

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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. The Company did not repurchase any of its outstanding common stock during the three and nine months ended September 30, 2015. There were 268,000 shares remaining to be repurchased under this program as of September 30, 2015.

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
For the year ended December 31, 2014, the Company’s retained earnings includes a total adjustment of $346,000 related to the reverse/forward split, which includes transaction costs. For the nine months ended September 30, 2015, the Company’s retained earnings includes a total adjustment of $102,000 related to the reverse/forward split, which includes transaction costs. During the year ended December 31, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $190,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of September 30, 2015, the sale proceeds of $190,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Prepaid Expense and Other on the Company’s balance sheet. As of September 30, 2015, the total amount payable of $190,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is included in Accrued Expenses and Other on the Company’s balance sheet.

Note 11: Segment Reporting and Significant Customer Information
The Company manages its business geographically and has three reportable operating segments: North America, Europe and Asia Pacific. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. On August 20, 2015, the Company acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia.
Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended September 30, 2015	North America	Europe	Asia Pacific	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$20,538	$10,444	$2,746	$—	$33,728
Intersegment revenues	155	(127)	(28)	—	—
Total net revenues	20,693	10,317	2,718	—	33,728
Operating income (loss)	$687	$587	$(414)	$—	$860

Three Months Ended September 30, 2014	North America	Europe	Asia Pacific	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$22,601	$10,899	$2,807	$—	$36,307
Intersegment revenues	321	(304)	(17)	—	—
Total net revenues	22,922	10,595	2,790	—	36,307
Operating income (loss)	$265	$195	$(864)	$2,250	$1,846

Nine Months Ended September 30, 2015	North America	Europe	Asia Pacific	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$68,978	$32,560	$8,127	$—	$109,665
Intersegment revenues	470	(422)	(48)	—	—
Total net revenues	69,448	32,138	8,079	—	109,665
Operating income (loss)	$5,322	$2,363	$(1,515)	—	$6,170

Nine Months Ended September 30, 2014	North America	Europe	Asia Pacific	Elimination and Other	Consolidated
Revenues from unaffiliated customers	$74,130	$36,451	$8,368	$—	$118,949
Intersegment revenues	777	(706)	(71)	—	—
Total net revenues	74,907	35,745	8,297	—	118,949
Operating income (loss)	$8,718	$5,470	$(2,324)	$5,750	$17,614

As of September 30, 2015	North America	Europe	Asia Pacific	Elimination	Consolidated
Long-lived assets	$7,014	$1,011	$351	$—	$8,376
Total assets	$75,679	$52,023	$5,824	$(62,555)	$70,971

As of December 31, 2014	North America	Europe	Asia Pacific	Elimination	Consolidated
Long-lived assets	$7,678	$1,507	$491	$—	$9,676
Total assets	$73,508	$40,818	$3,636	$(24,529)	$93,433
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the three months ended September 30, 2015 and 2014, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2015 and December 31, 2014, the Company had one customer that accounted for 13% and 12%, respectively, of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
North America
Travel	$12,986	$13,943	$43,716	$46,357
Search	3,816	4,216	12,453	12,441
Local	3,891	4,763	13,279	16,109
Total North America revenues	$20,693	$22,922	$69,448	$74,907
Europe
Travel	$8,190	$8,472	$25,793	$27,913
Search	725	455	2,064	2,604
Local	1,402	1,668	4,281	5,228
Total Europe revenues	$10,317	$10,595	$32,138	$35,745
Asia Pacific
Travel	2,426	2,322	7,029	6,916
Search	3	25	30	88
Local	289	443	1,020	1,293
Total Asia Pacific revenues	2,718	2,790	8,079	8,297
Consolidated
Travel	$23,602	$24,737	$76,538	$81,186
Search	4,544	4,696	14,547	15,133
Local	5,582	6,874	18,580	22,630
Total revenues	$33,728	$36,307	$109,665	$118,949
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
United States of America	$19,465	$16,711	$65,391	$65,141
United Kingdom	6,686	7,023	21,413	23,763
Rest of the world	7,577	12,573	22,861	30,045
Total revenues	$33,728	$36,307	$109,665	$118,949

The following table sets forth long lived asset by geographic area (in thousands):

	As of September 30, 2015	As of December 31, 2014
United States of America	$6,503	$7,646
Rest of the world	1,873	2,030
Total long lived assets	$8,376	$9,676

Note 12: Related Party Transactions
On August 20, 2015, Travelzoo acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. ("Azzurro") under a licensing agreement with Travelzoo Inc. The Company held an option right to acquire Asia Pacific at fair market value as determined by a third party valuation expert. Under the terms of the definitive acquisition agreement, Travelzoo (Europe) Limited, a United Kingdom subsidiary of the Company, was authorized by the Company to exercise the option right to acquire Asia Pacific for a fair market transaction value of $22.6 million, subject to a working capital adjustment, using available cash of $17.0 million and a promissory note of $5.7 million with a maturity date of three years.
The Company’s board of directors established a special committee (the “Special Committee”), consisting of independent and disinterested directors and provided it with the exclusive power and authority to determine whether any potential transaction to acquire Asia Pacific was advisable, fair to and in the best interests of the Company's stockholders other than Azzurro Capital Inc., the principal stockholder of Travelzoo Inc. The Special Committee engaged independent legal counsel and an independent financial advisor, Stout Risius Ross, Inc. (“SRR”). The Special Committee obtained the right to select its own independent financial advisor, SRR, to independently determine the fair market value of Asia Pacific to be used as the option exercise price and received an opinion from SRR regarding the fairness of the Asia Pacific transaction from a financial point of view. SRR determined that $22.6 million represented the fair market value of Asia Pacific to be used as the option exercise price based upon the use of established valuation methodologies. The Special Committee, which was composed solely of independent and disinterested directors, unanimously approved the acquisition of Asia Pacific at the fair market value option exercise price with the assistance of its independent legal and financial advisors.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of June 30, 2015, Azzurro held a proxy given to it by Holger Bartel that provides it with a total of 50.4% of the voting power. On July 2, 2015, Azzurro purchased 200,000 shares of the Company’s stock held by Holger Bartel; thereafter, and as of September 30, 2015, Azzurro directly held approximately 50.4% of the Company’s outstanding shares. In addition, Azzurro was the majority stockholder of the Travelzoo Asia Pacific business that was acquired by the Company.

Since Azzurro Capital Inc. had a controlling interest in both Travelzoo Inc. and the Travelzoo Asia Pacific business at the time of the transaction and in prior periods, this transaction is accounted for as a common control transaction and a change in reporting entity for the Company. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented, including the following adjustments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$2,718	$2,790	$8,079	$8,297
Operating loss	(414)	(864)	(1,515)	(2,324)
Net Loss	(480)	(754)	(2,148)	(1,949)
Other Comprehensive income	115	181	303	112
Basic and diluted earnings per share	$(0.03)	$(0.05)	$(0.15)	$(0.13)
The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. At September 30, 2015, December 31, 2014 and September 30, 2014, Asia Pacific net liabilities, total assets minus total liabilities, were $6.0 million, $4.0 million and $2.8 million, respectively.
The Asia Pacific transaction proceeds of $22.6 million were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the three months ended September 30, 2015.
Travelzoo (Europe) Limited, a United Kingdom subsidiary of the Company, acquired the Asia Pacific business, which include certain customary seller indemnifications, through the acquisition of Travelzoo (Asia) Limited, including its wholly owned subsidiaries, and Travelzoo Japan KK. All significant intercompany accounts and transactions between Travelzoo Inc. and the acquired Asia Pacific entities have been eliminated for all periods presented.
In November 2014, Azzurro provided a loan to Asia Pacific of $1.0 million with a stated interest rate of 8%. During nine months ended September 30, 2015, Azzurro provide loans to the Asia Pacific amounting to $2.2 million with a stated interest rate of 10%. During the three months ended September 30, 2015, the Company repaid these loans amounting to a principal loan amount of $3.3 million and accrued interest of $128,000. On August 20, 2015, as part of the transaction proceeds Travelzoo (Europe) Limited issued a promissory note to Azzurro with a principal amount of $5.7 million, which is due in three years on August 20, 2018 and has a stated interest rate of 7%, which is due and payable on a quarterly basis. Accrued interest for the loans and promissory note outstanding was $84,000 and $166,000 for the three and nine months ended September 30, 2015. There were no loans outstanding and no accrued interest due to Azzurro during the three and nine months ended September 30, 2014.
On September 28, 2015, Holger Bartel, Executive Chairman and Chairman of the Board of Directors, was granted 400,000 stock options that vest through December 31, 2017 in connection with his appointment to the role of Global Chief Executive Officer. See Note 8 to the accompanying unaudited condensed consolidated financial statements for further information.

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
Overview
Travelzoo Inc. (the “Company”or “Travelzoo”) is a global media commerce company. We inform over 28 million members in North America, Europe and Asia Pacific, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
On August 20, 2015 we acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc., under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of the Travelzoo Asia Pacific business. Travelzoo Inc. accounted for this transaction is accounted for as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of the each period presented. The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the three months ended September 30, 2015.
See Note 12 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Asia Pacific.
Certain prior period statement of operations amounts have been reclassified to conform to the current period presentation primarily due to the Company's allocation of facilities costs to all of its operating activities and separate disclosure of product development costs. See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Iceland Air, InterContinental Hotels Group, Interstate Hotels & Resorts, Key Tours International, Liberty Travel, Princess Cruises, Starwood Hotels & Resorts Worldwide, TripAdvisor, United Airlines, and Virgin America.

We have three operating segments based on geographic regions: North America, Europe and Asia Pacific. North America consists of our operations in Canada and the U.S. Europe consists of our operations in France, Germany, Spain, and the U.K. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, and the degree of competition in our industry. We may decide to accelerate our member acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. Due to the continued desire to grow our business in North America, Europe and Asia Pacific, we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our members and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.
We do not know what our product development expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our efforts on developing our product and services will continue to be focus in the future, which may lead to increased product development expenses. This increase in expense may be the result of an increase in headcount, the compensation related to existing headcount and the increased use of professional services. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our product development expenses. We expect to incur additional costs related to the development of our hotel platform capabilities, which we are developing, in part, to address the shift to mobile devices. In addition, we expect to incur additional costs related to the development of our search capabilities of our website and mobile applications.
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets to result in an increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, whose claims were not escheated to states and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in professional fees for various initiatives.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years’ tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books, such as the disposition of our Asia Pacific business segment in 2009. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, Spain in 2008 and Asia Pacific in 2015. We also have launched new products to grow our revenue, such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel booking platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel booking platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.1	13.3	13.2	12.2
Gross profit	85.9	86.7	86.8	87.8
Operating expenses:
Sales and marketing	56.6	59.3	56.5	52.8
Product development	8.6	8.6	8.4	7.0
General and administrative	18.1	19.9	16.3	18.0
Unexchanged promotional shares	—	(6.2)	—	(4.8)
Total operating expenses	83.3	81.6	81.2	73.0
Income from operations	2.6	5.1	5.6	14.8
Other income	(0.6)	0.2	(0.8)	0.4
Income before income taxes	2.0	5.3	4.8	15.2
Income taxes	(24.3)	0.4	(4.7)	4.1
Net income	26.3%	4.9%	9.5%	11.1%

Operating Metrics
The following table sets forth selected operating metrics in North America, Europe and Asia Pacific:

	Three Months Ended
	September 30,
	2015	2014
North America
Total members (1)	17,231,000	16,954,000
Average cost per acquisition of a new member	$2.31	$2.99
Revenue per member (2)	$5.47	$6.02
Revenue per employee (3)	$358,000	$314,000
Mobile application downloads	2,685,000	2,235,000
Social media followers	2,219,000	1,711,000
Europe
Total members (1)	7,795,000	7,299,000
Average cost per acquisition of a new member	$3.20	$4.47
Revenue per member (2)	$5.83	$7.04
Revenue per employee (3)	$273,000	$276,000
Mobile application downloads	1,391,000	1,131,000
Social media followers	585,000	472,000
Asia Pacific
Total members (1)	3,420,000	3,566,000
Average cost per acquisition of a new member	$2.25	$2.15
Revenue per member (2)	$2.99	$3.00
Revenue per employee (3)	$112,000	$93,000
Mobile application downloads	548,000	355,000
Social media followers	382,000	363,000
Consolidated
Total members (1)	28,307,000	27,671,000
Average cost per acquisition of a new member	$2.30	$3.51
Revenue per member (2)	$5.29	$5.90
Revenue per employee (3)	$282,000	$257,000
Mobile application downloads	4,076,000	3,366,000
Social media followers	2,804,000	2,184,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel booking. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
North America
Travel	$12,986	$13,943	$43,716	$46,357
Search	3,816	4,216	12,453	12,441
Local	3,891	4,763	13,279	16,109
Total North America revenues	$20,693	$22,922	$69,448	$74,907
Europe
Travel	$8,190	$8,472	$25,793	$27,913
Search	725	455	2,064	2,604
Local	1,402	1,668	4,281	5,228
Total Europe revenues	$10,317	$10,595	$32,138	$35,745
Asia Pacific
Travel	2,426	2,322	7,029	6,916
Search	3	25	30	88
Local	289	443	1,020	1,293
Total Asia Pacific revenues	2,718	2,790	8,079	8,297
Travel	$23,602	$24,737	$76,538	$81,186
Search	4,544	4,696	14,547	15,133
Local	5,582	6,874	18,580	22,630
Total revenues	$33,728	$36,307	$109,665	$118,949

North America
North America revenues decreased $2.2 million for the three months ended September 30, 2015 from the three months ended September 30, 2014. This decrease was primarily due to the decrease in Travel and Local revenues. The decrease in Travel revenue of $957,000 was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The decrease in Local revenues of $872,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues decreased $5.5 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. This decrease was due to the decrease in Local and Travel. The decrease in Local revenues of $2.8 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $2.6 million was primarily due to the decreased number of Getaways vouchers sold and paid clicks.
Europe
Europe revenues decreased $278,000 for the three months ended September 30, 2015 from the three months ended September 30, 2014. This decrease was primarily due to a $1.2 million negative impact from foreign currency movements relative to the U.S. dollar, offset by increase in Travel and Search revenues. The increase in Travel revenue of $728,000 was primarily due to increased number of emails sent and paid clicks. The increase in Search revenue of $301,000 was primarily due to the increased revenue per click.
Europe revenues decreased $3.6 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. This decrease was primarily due to the $4.3 million negative impact from foreign currency movements relative to the U.S. dollar, the decrease in Local revenues, offset by the increase in Travel revenue. The decrease in Local revenues of $312,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $1.3 million was primarily due to the increased number of emails sent and paid clicks.

Foreign currency movements relative to the U.S. dollar positively impacted our revenues from our operations in Europe by approximately $526,000 and $2.1 million for the three months and nine months ended September 30, 2014.
Asia Pacific
Asia Pacific revenues decreased $72,000 for the three months ended September 30, 2015 from the three months ended September 30, 2014. The decrease was primarily due to a $270,000 negative impact from foreign currency movements relative to the U.S. dollar and the decrease in Local revenues, offset by the increase in Travel revenues. The decrease in Local revenues of $110,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $327,000 was primarily due to the increased number of increased number of emails sent and paid clicks.
Asia Pacific revenues decreased $218,000 for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. This decrease was primarily due to a $684,000 negative impact from foreign currency movements relative to the U.S. dollar, and the decrease in Local revenues, offset by the increase in Travel revenues. The decrease in Local revenues of $167,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $683,000 was primarily due to the increased number of increased number of emails sent and paid clicks.
For the three and nine months ended September 30, 2015 and 2014, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff and facilities costs. Cost of revenues was $4.7 million and $4.8 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Cost of revenues was $14.5 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $19.1 million and $21.6 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, advertising expenses accounted for 38% and 32%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.

Sales and marketing expenses were $61.9 million and $62.8 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 , advertising expenses accounted for 34% and 27%, respectively, of total sales and marketing expenses.
Sales and marketing expenses decreased $2.5 million for the three months ended September 30, 2015 from the three months ended September 30, 2014. The decrease was primarily due to a $1.7 million decrease in salary and employee related expenses due in part to a decrease in headcount.
Sales and marketing expenses decreased $901,000 for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The decrease was primarily due to a $2.1 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $1.1 million planned decrease in Search traffic acquisition costs, offset by $2.0 million increase in member acquisition costs.

Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.9 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. Product development expenses were $9.2 million and $8.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Product development expenses decreased $191,000 for three months ended September 30, 2015 from the three months ended September 30, 2014. The decrease was primarily due to a $179,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Product development expenses increased $842,000 for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase was primarily due to an increase in professional service expenses due in part to the development of our hotel platform capabilities.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $6.1 million and $7.2 million for the three months ended September 30, 2015 and 2014, respectively. General and administrative expenses were $17.9 million and $21.4 million for the nine months ended September 30, 2015 and 2014, respectively.
General and administrative expenses decreased $1.1 million for the three months ended September 30, 2015 from the three months ended September 30, 2014. The decrease was primarily due to a $1.8 million decrease in salary and employee related expenses due in part to a decrease in headcount, offset by $600,000 of accrued compensation related to planned departure of an executive.
General and administrative expenses decreased $3.5 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The decrease was primarily due to a $3.8 million decrease in salary and employee related expenses due in part to a decrease in headcount, offset by $600,000 of accrued compensation related to planned departure of an executive.
Unexchanged Promotional Shares
During the three and nine month periods ending September 30, 2014, the Company released $2.3 million and $5.8 million, respectively, of reserves related to completion of settlements with certain states for unclaimed property disputes in connection with unexchanged promotional shares. See Note 5 to the accompanying unaudited condensed consolidated financial statements for further information on the unexchanged promotional shares contingency.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax benefit and expense was $8.2 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was (1,246)% and 8% for the three months ended September 30, 2015 and 2014, respectively. Income tax benefit and expense was $5.1 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was (97)% and 27% for the nine months ended September 30, 2015 and 2014, respectively.
Our effective tax rate decreased for the three and nine months ended September 30, 2015 from the three and nine months ended September 30, 2014, due primarily to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, losses or gains incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $5.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. During the year ended December 31, 2014, the Company received a Revenue Agent's Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended September 30, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	20,693	22,922	69,448	74,907
Income from operations	$687	$265	$5,322	$8,718
Income from operations as a % of revenues	3.3%	1.2%	7.7%	11.6%
North America net revenues decreased $2.2 million for the three months ended September 30, 2015 from the three months ended September 30, 2014 (see “Revenues” above). North America expenses decreased $2.5 million for the three months ended September 30, 2015 from the three months ended September 30, 2014. This decrease was primarily due to a $2.0 million decrease in salary and employee related expense due in part to a decrease in headcount.
North America net revenues decreased $5.5 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 (see “Revenues” above). North America expenses decreased $2.1 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. This decrease was primarily due to a $3.5 million decrease in salary and employee related expense due in part to a decrease in headcount, offset by a $1.2 million increase in member acquisition costs.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	10,317	10,595	32,138	35,745
Income from operations	$587	$195	$2,363	$5,470
Income from operations as a % of revenues	5.7%	1.8%	7.4%	15.3%
Europe net revenues decreased $278,000 for the three months ended September 30, 2015 from the three months ended September 30, 2014 (see “Revenues” above). Europe expenses decreased $729,000 for the three months ended September 30, 2015 from the three months ended September 30, 2014. This decrease was primarily due to a $555,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Europe net revenues decreased $3.6 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 (see “Revenues” above). Europe expenses decreased $593,000 for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. This decrease was primarily due to a $1.7 million decrease in salary and employee related expense due in part to a decrease in headcount, a $1.1 million decrease in search traffic acquisition costs, offset by a $2.4 million increase in member acquisition and marketing costs.

Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $60,000 for the three months ended September 30, 2015. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $69,000 for the three months ended September 30, 2014.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $15,000 for the nine months ended September 30, 2015. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $318,000 for the nine months ended September 30, 2014.

Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	2,718	2,790	8,079	8,297
Income from operations	$(414)	$(864)	$(1,515)	$(2,324)
Income from operations as a % of revenues	(15.2)%	(31.0)%	(18.8)%	(28.0)%
Asia Pacific net revenues decreased $72,000 for the three months ended September 30, 2015 from the three months ended September 30, 2014 (see “Revenues” above). Asia Pacific expenses decreased $522,000 for the three months ended September 30, 2015 from the three months ended September 30, 2014. This decrease was primarily due to a $360,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Asia Pacific net revenues decreased $218,000 for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 (see “Revenues” above). Asia Pacific expenses decreased $1.0 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. This decrease was primarily due to a $506,000 decrease in salary and employee related expense due in part to a decrease in headcount and a $289,000 decrease in other marketing costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $38,000 for the three months ended September 30, 2015. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $9,000 for the three months ended September 30, 2014.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $78,000 for the nine months ended September 30, 2015. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $2,000 for the nine months ended September 30, 2014.
Liquidity and Capital Resources
As of September 30, 2015, we had $34.6 million in cash and cash equivalents, of which $19.2 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $55.4 million as of December 31, 2014 primarily as a result of cash used in acquiring the Travelzoo Asia Pacific business, effect of exchange rate changes on cash and cash equivalents, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$1,075	$(657)
Net cash used in investing activities	(819)	(2,983)
Net cash used in financing activities	(18,443)	(6,334)
Effect of exchange rate changes on cash and cash equivalents	(2,660)	(934)
Net decrease in cash and cash equivalents	$(20,847)	$(10,908)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2015 was $1.1 million which consisted of a net income of $10.4 million, adjustments for non-cash items of $2.6 million and a $11.9 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $2.2 million of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $7.8 million in other non-current liabilities, $2.0 million in accounts receivable, $1.4 million in accrued expenses for unexchanged promotional shares, $3.2 million in accounts payable and accrued expenses, offset by $2.1 million in income tax receivable.
Cash paid for income tax net of refunds received during the nine months ended September 30, 2015 and September 30, 2014 was $742,000 and $3.9 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2015 and 2014, was $819,000 and $2.9 million, respectively. The cash used in investing activities for the nine months ended September 30, 2015 was primarily due to $885,000 in purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2014 was due to $3.2 million purchases of property and equipment, offset by $202,000 release of restricted cash.
Net cash used in financing activities for the nine months ended September 30, 2015 and September 30, 2014, was $18.4 million and $6.3 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to cash used in acquiring the Travelzoo Asia Pacific business. Net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to repurchases of our common stock.

See Note 5 to the accompanying unaudited condensed consolidated financial statements for information on the unexchanged promotional share settlements and related cash program.
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
The following summarizes our principal contractual commitments as of September 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$1,388	$4,576	$3,790	$3,205	$2,857	$10,254	$26,070
Purchase obligations	371	1,046	438	365	—	—	2,220
Note payable for the acquisition of the Asia Pacific business	$99	$396	$396	$5,911	$—	$—	$6,802
Total commitments	$1,858	$6,018	$4,624	$9,481	$2,857	$10,254	$35,092

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $3.0 million as of September 30, 2015. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the nine months ended September 30, 2015 and 2014, our effective tax rates were (97)% and 27%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
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
For the nine months ended September 30, 2015 and September 30, 2014, we generated a profit of $10.4 million and $13.1 million, respectively. In the year ended December 31, 2014, we generated a net income of $13.1 million. In the year ended December 31, 2013, we incurred a net loss of $6.6 million. Although we were profitable in 2014 and the nine months ended September 30, 2015, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. The Company's 2009 and 2010 federal income returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In 2014, we received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of September 30, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
For the nine months ended September 30, 2015, our cash and cash equivalents decreased by $20.8 million to $34.6 million, of which $19.2 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle escheat or tax claims, as described under Note 5 and 6 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. The recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition. Moreover, declines or disruptions in the travel industry could adversely affect our launch of the hotel booking platform and financial performance.
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
In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France. In 2015, we acquired operations in Asia Pacific, which included Travelzoo business in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia.
Our revenues in Europe decreased 13.0% in the nine months ended September 30, 2015 from the same period last year. Our operations in Europe generated an operating income before tax of $2.1 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
In addition, we face risks related to the growth rate and expansion of our international business, including our recent expansion in Asia Pacific. A decline in the growth rates of our international businesses could have a negative impact on our gross profit and earnings per share growth rates and, as a consequence, our stock price. Many of these regions have different customs, currencies, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we recently acquired businesses in Asia Pacific, including Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed. Expansions into foreign markets involve risks and uncertainties, including, among other things, potential distraction of management from operations in North America and Europe, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. It may take us longer than expected to fully realize the anticipated benefits of the Asia Pacific transaction, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. If we are unsuccessful in expanding in new and existing international markets and effectively managing the increased costs of the expansion, our business, results of operations and financial condition will be adversely affected. We are also subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws, and foreign exchange rate volatility.

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
We spent $5.5 million and $2.5 million on marketing initiatives relating to member acquisition and marketing for the nine months ended September 30, 2015 and 2014, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, TripAdvisor, and Priceline that also offer advertising placements and hotel booking platforms to capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
Loss of any of our key management personnel could negatively impact our business.
Our future success depends to a significant extent on the continued service and coordination of our management team. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended November 6, 2015, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.07 to $13.96. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of September 30, 2015, Azzurro is the Company's largest stockholder, holding approximately 50.4% of the Company's outstanding shares.

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

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, we, like many online companies, have been utilizing the U.S.- E.U. Safe Harbor framework and relying on this method to ensure the appropriate transfer of data between the U.S. and Europe. However, on October 6, 2015, the European Court of Justice ruled that this 15-year old Safe Harbor pact is no longer valid. While we are evaluating and implementing alternatives, it is difficult at this point to know whether this ruling will have an impact on our business. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

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
As discussed above under Note 5 to the accompanying unaudited condensed consolidated financial statements, on April 21, 2011, we settled all claims by the State of Delaware relating to a previously-announced unclaimed property review relating to shares of Travelzoo which have not been claimed by former Netsurfers stockholders of Travelzoo.com Corporation, which remained unexchanged in the 2002 merger, as discussed in the preceding paragraph. Unclaimed shares which were properly issuable and which the holders state of residence unknown, were subject to escheat claims by the State of Delaware because the Company is organized under Delaware law.
As discussed in Note 5 to the accompanying unaudited consolidated financial statements, since March 2012, the Company became subject to unclaimed property reviews by most of the other states in the U.S. that relate primarily to the unexchanged promotional shares, which were not covered by the April 2011 settlement and release agreement with the State of Delaware. During the three months ended March 31, 2012, the Company recorded a $3.0 million charge related to this unexchanged promotional shares contingency.
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
During the year ended December 31, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2013, the Company made cash payments of $12.3 million to the settled states after completion of the required due diligence. During the year December 31, 2014, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. During the year ended December 31, 2014, the Company released $7.6 million of the reserve related to the completion of settlements with the states in connection with unexchanged promotional shares. As of December 31, 2014, the Company maintained estimated reserves related to the remaining settled states and made cash payments of $1.4 million to the settled states after completion of the required due diligence during the three months ended June 30, 2015.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, The Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 for the three months ended September 30, 2015.
The total cost of this voluntary program cannot be reliably estimated because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the potential liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company’s common stock price affects the potential liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar and Japanese Yen. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $140,000 foreign exchange loss for the nine month periods ended September 30, 2015.

Item 4.        Controls and Procedures
For the period ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
Except set forth below, during the three months ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the third quarter of 2015, we made certain changes to internal controls over financial reporting related to our acquisition of the Asia Pacific business, which was considered a change in reporting entity for the Company, which required the retrospective adjustment of our financial statements to include the financial results of Asia Pacific as though the transaction occurred at the beginning of the earliest period presented. In addition, we made certain changes to internal control over financial reporting related to our implementation of an updated accounting system. The operating effectiveness of these changes to the internal controls over financial reporting related to the updated accounting system implementation will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2015 and the changes to internal controls related to our acquisition of the Asia Pacific business may be subject to a first-year exemption for acquired businesses.

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

Date: November 9, 2015