Form 10-K
period 2015-12-31
TRAVELZOO INC
filed 2016-03-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $82,343,052.
The number of shares of the Registrant's common stock outstanding as of March 14, 2016 was 14,518,655 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global media commerce company. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo's rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile applications. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 8.4 million unique visitors each month. We reach an audience of over 60 million Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 3.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 4.7 million times.
Our publications and products include the Travelzoo websites (travelzoo.com, travelzoo.ca, travelzoo.co.uk, travelzoo.de, travelzoo.es, travelzoo.fr, cn.travelzoo.com, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.hk, travelzoo.com.tw, among others), the Travelzoo iPhone and Android applications, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
On August 20, 2015 we acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. ("Azzurro") under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of the Travelzoo Asia Pacific business. Travelzoo Inc. accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015. See Note 13 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Asia Pacific.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacations, British Airways, Cathay Pacific Airways, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, InterContinental Hotels Group, Interstate Hotels & Resorts, Lufthansa, Key Tours International, Liberty Travel, Princess Cruises, Singapore Airlines, Solar Tours, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, Vacation Express and Virgin America.

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
We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2015, Asia Pacific operations were 8% of revenues and European operations were 30% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 51.2% of the Company's outstanding shares.
As of December 31, 2015, there were 14,518,655 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. We believe there is a sizable travel and entertainment industry that we participate in that provides an opportunity to find high quality deals for our members and users. Direct spending on leisure travel in the United States by domestic and international travelers is expected to rise by 4.3% per year to $1,027 billion in 2025 and 78% of the domestic trips were taken for leisure purposes, according to the U.S. Travel Association. Travel & Tourism produced $7.6 trillion in value (10% of global GDP) for the global economy in 2014. Visitors from emerging economies now represent a 46% share of these international arrivals (up from 38% in 2000), according to the World Travel & Tourism Council. In addition, we believe that we are well positioned with our operations in Asia, Europe and North America to capture high quality deals for our members and users.
While our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2016, BIA/Kelsey forecasts total local media revenues to reach $146.6 billion in 2016. Online/digital will grow to $42.6 billion or 29.1% of total local media revenues in 2016. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. BIA/Kelsey anticipates that location-targeted mobile advertising revenues will grow from $8.5 billion in 2015 to $11.3 billion in 2016 and local social media revenues will grow from $2.4 billion in 2015 to $3.3 billion in 2016.
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

Mobile advertising extends our products and services by providing mobile-specific features to mobile device users. Mobile advertising is still in its early stage, though mobile devices are quickly becoming the world's newest gateway for information. We are focused on developing easy-to-use mobile applications to help advertisers extend their reach, help create revenue opportunities for our advertisers, and deliver relevant and useful ads to users on the go. We continue to invest in improving users' access to our services through such devices.
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
We believe that newspaper, TV and radio advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:

•	typically, ads must be submitted 2 to 5 days prior to the publication or airing date, which makes it difficult to advertise last-minute inventory;

•	once an ad is published, it cannot be updated or deleted when an offer is sold out;

•	once an ad is published, the company cannot change a price or offer;

•	in many markets, the small number of newspapers, television companies, radio stations and other print media reduces competition, resulting in high rates for traditional advertising;

•	offline advertising does not allow for detailed performance tracking; and

•	creative content can be very expensive to develop.
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
As travel, entertainment and local businesses increasingly utilize the Internet to promote their offers, we believe that our products will enable them to take advantage of the lower cost and real-time communication enabled by the Internet. Our listing management software allows our advertisers to add, update, and delete special offer listings on a real-time basis. Our software also provides our advertisers with real-time performance tracking, enabling them to optimize their marketing campaigns. Mobile advertising extends our products and services by providing mobile-specific features to mobile device users. We are focused on developing easy-to-use mobile applications to help advertisers extend their reach, help create revenue opportunities for our customers, and deliver relevant and useful ads to users on the go. We continue to invest in improving users' access to our services through such devices. In addition, we continue to develop our hotel booking platform, which enables our users to more easily book hotel stays using our hotel deals presented on our website and mobile devices.

The following table presents an overview of our products:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses	24/7	8.4 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	28.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	26.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	Over 197 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 380 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Travelzoo Mobile Applications	iPhone and Android applications that allow users to discover the best Travel, Entertainment and Local Deals.	On-demand	4.7 million downloads	Allows Travel, Entertainment and Local Deals advertisers to reach our audience that is on the go.	24/7 access to Travel, entertainment and Local Deals for consumers that are on the go.

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	3.0 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight, hotel and rental car options from multiple sources	On-demand	1.6 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser's website	Free access to real-time price comparisons from airlines and online travel agencies

*
For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network, SuperSearch, Fly.com and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2015.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 8.4 million unique visitors each month. We reach an audience of over 60 million Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 3.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 4.7 million times.
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

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 28 million travel shoppers.

•	Global Reach. We offer access to Internet users in Australia, Canada, China, France, Germany, Hong Kong, Japan, Southeast Asia, Spain, Taiwan, the U.K and U.S.
Key features of our solution for local businesses include:

•	Real-Time Listings of Special Offers. Our technology allows local businesses to advertise special offers on a real-time basis.

•	Real-Time Performance Reports. We provide local businesses with real-time tracking of the performance of their advertising campaigns.

•
Access to Local Consumers. Travelzoo members submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to members who live or work near the local businesses.

Benefits to Consumers
Our Travelzoo websites (travelzoo.com, travelzoo.ca, travelzoo.co.uk, travelzoo.de, travelzoo.es, travelzoo.fr, cn.travelzoo.com, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.hk, travelzoo.com.tw, among others), Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, Getaway, the Travelzoo Network, SuperSearch search tool, and Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

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

•	Reliable Information. We operate a Test Booking Center to check the availability of travel, entertainment and local deals before publishing.

•	Search Tools. We provide consumers with the ability to search for specific offers.
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

•
Offering products that keep pace with consumer preference and technology. We believe it is important to grow engagement of our user base, by offering products that deliver high-quality deals with exceptional value and expanding our product offering over time to address frequent travel and leisure needs, including the desire to access our content via mobile devices and to search and book hotels via a hotel booking platform.

Advertisers
As of December 31, 2015, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Ace the Himalaya	Interstate Hotels & Resort
AirAsia	Jet Luxury Resorts
Air New Zealand	Key Tours International
Atlantis, Paradise Island, Bahamas	Liberty Travel
Apple Vacations	Lufthansa
British Airways	Mandalay Bay Resort and Casino
Cathay Pacific Airways	Park Hyatt Siem Reap
Cirque du Soleil	Pleasant Holidays
Delta Air Lines	Priceline
Expedia	Princess Cruises
Fairmont Hotels and Resorts	Singapore Airlines
Fareportal	Starwood Hotels & Resorts Worldwide
Hawaiian Airlines	TripAdvisor
Hong Kong Tourism Board	United Airlines
Hotwire	Vacation Express
Iceland Air	Virgin America
InterContinental Hotels Group	Windstar Cruises
As discussed in Note 12 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2015, 2014 and 2013. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control. It is possible that we may have an advertiser or advertisers that account for 10% or more of our total revenues in future years because management believes there is a high concentration in the online travel agency industry.
In 2015, 8% of our total revenues were generated from our Asia Pacific operations, 30% of our total revenues were generated from our European operations and 62% of our total revenues were generated from our North America operations. See Note 12 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2015, our advertising sales force and sales support staff consisted of 168 employees worldwide. We intend to grow our advertiser base by expanding over time the size of our sales force.
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
Competition
We compete for advertising dollars with large Internet portal sites such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local businesses. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, Priceline and TripAdvisor that also offer advertising placements, airline travel comparisons, hotel booking and capture consumer interest. We compete with companies like Groupon, Amazon, Gilt City and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We expect to face increased competition from other Internet and technology-based businesses such as Google and Amazon, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price, performance and audience quality.
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
Privacy Concerns. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to penalties and negative publicity, require us to change our business practices, and increase our costs and adversely affect our business.
Anti-Spam Legislation. The CAN-SPAM Act, a federal anti-spam law, pre-empts various state anti-spam laws and establishes a single standard for e-mail marketing and customer communications. We believe that this law, on an overall basis, benefits our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so.

Domain Names. Domain names are the user's Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We have registered travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de, travelzoo.fr, weekend.com, and weekends.com, among other domain names, and have registered “Travelzoo” as a trademark in the United States, Canada, and the European Union. In January 2009, we purchased the domain name Fly.com. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.
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
Employees
As of December 31, 2015, we had 473 employees in Asia Pacific, Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the years ended December 31, 2015, and 2014, we generated a net income of $10.9 million and $13.1 million, respectively. In the year ended December 31, 2013, we incurred a net loss of $6.6 million. Although we were profitable in 2015 and 2014, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
Our Local Deals and Getaway formats of advertising include the sale of vouchers directly to consumers to advertise promotional deals provided by merchants.
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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company's 2009 federal income return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the year December 31, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.
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
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaways or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaways and the hotel booking platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the continued expansion of our hotel booking platform capabilities, which may result in lower revenue depending on volume of hotel bookings.

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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers or merchants that are outside our control. For our Local Deals and Getaway merchants, we are selling vouchers on behalf of the merchants directly to our members and we face exposures should merchants not fully honor the deals. As for our travel business, we are only collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible to the consumer to provide the consumer the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants or advertisers could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
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
For the year ended December 31, 2015, our cash and cash equivalents decreased by $20.3 million to $35.1 million, of which $22.6 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Note 5 and 6 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. The most recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition. Moreover, declines or disruptions in the travel industry could adversely affect our launch of the hotel booking platform and financial performance.
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
 United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the effective dates of the standard. Such change could have a significant effect on our reported financial results. In addition, we may need to significantly change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles noted above. The cost of these changes may negatively impact our results of operations during the periods of transition.
Risks Related to Our Markets and Strategy
Our international expansion may result in operating losses, and is subject to other material risks.
In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France. In addition, from 2007 through 2009, we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia.
Our revenues in Europe decreased 8% in 2015 compared to 2014, and our operations in Europe generated an operating income before tax of $3.9 million and $5.8 million in 2015 and 2014, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
If we incur losses from our operations in the future, these losses may not have any recognizable tax benefit, which is the case for Asia Pacific business. We expect that this would have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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
We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we recently acquired businesses in Asia Pacific, including Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed. Expansions into foreign markets involve risks and uncertainties, including, among other things, potential distraction of management from operations in North America and Europe, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. It may take us longer than expected to fully realize the anticipated benefits of the Asia Pacific transaction, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. If we are unsuccessful in expanding in new and existing international markets and effectively managing the increased costs of the expansion, our business, results of operations and financial condition will be adversely affected. We are also subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws, and foreign exchange rate volatility
We may not be able to continue developing awareness of our brand names.
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
We spent $9.5 million, $7.9 million and $5.6 million on online marketing initiatives relating to member acquisition for years ended December 31, 2015, 2014 and 2013 and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like the Middle East conflicts, the global financial crisis that began in 2008 or the recent terrorist attacks in France have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, TripAdvisor, and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
Loss of any of our key management personnel could negatively impact our business.
Our future success depends to a significant extent on the continued service and coordination of our management team. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. During 2015, there were several changes in executive management, as further described in previously filed 2015 Form 8-Ks, including the resignation of our CEO, Mr. Loughlin, who was replaced in January 2016 by Mr. Holger Bartel as Chairman and Global CEO, the resignation of Simon Talling-Smith who served as President, Products and Emerging Businesses and the promotion of Mr. Stitt to the role of President, North America.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended March 14, 2016, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.71 to $13.96. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 51.2% of the Company's outstanding shares.
Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price and this can be burdensome to management and costly to defend.
Shareholder lawsuits for securities violations are often launched against companies whose stock price is volatile. Such lawsuits involving the Company would require management’s attention to defend, which may distract attention from operating the Company. In addition, even if the lawsuit is meritless, the Company may incur substantial costs to defend itself and/or settle such claims, to minimize the distraction and costs of defense. Such lawsuits could result in judgments against the Company requiring substantial payments to claimants. Such costs may materially impact our results of operations and financial condition.
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
We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our advertisers, merchants, members or third parties and as a result our revenue and reputation could be materially and adversely affected.

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
Beginning in 2010, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares. The Company recorded charges for the estimated settlements with these states of $20.0 million , $3.0 million and $22.0 million in 2011, 2012 and 2013, respectively. In 2014, the Company released $7.6 million of the reserve related to the completion of settlements with the states.

Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 for the year ended December 31, 2015.
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
We are obligated to evaluate our internal control over financial reporting in order to allow management to report on, and our independent auditors to opine on, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. In addition, the changes in our internal controls related to the Asia Pacific business, which we acquired in August 2015, are subject to an allowed first-year exemption for acquired businesses. Currently, none of our identified areas that need improvement has been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. We have leased offices in Asia Pacific for operations in China, Australia, Hong Kong, Singapore, Japan, and Taiwan, including offices in Beijing, Guangzhou, Hong Kong, Shanghai, Singapore, Sydney, Taipei, and Tokyo. We also have leased offices for our Europe operations in France, Germany, Spain, and the U.K., including offices in Barcelona, Berlin, Hamburg, London, Manchester, Munich, and Paris. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Austin, Texas; Los Angeles, California; Miami, Florida; Mountain View, California; San Diego, California; San Francisco, California; Toronto, Ontario; and Vancouver, British Columbia.
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
Since August 18, 2004, our common stock has been trading on the NASDAQ Global Select Market under the symbol “TZOO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by NASDAQ.

	High	Low
2015:
Fourth Quarter	$10.10	$7.65
Third Quarter	$12.53	$8.07
Second Quarter	$13.96	$9.39
First Quarter	$12.16	$8.58
2014:
Fourth Quarter	$15.86	$12.17
Third Quarter	$19.60	$15.50
Second Quarter	$23.48	$17.09
First Quarter	$24.75	$20.91
On March 14, 2016, the last reported sales price of our common stock on the NASDAQ Global Select Market was $8.16 per share.
As of March 14, 2016, there were approximately 194 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2015.

Repurchases of Equity Securities
We repurchased 212,000 shares of our equity securities during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2015 - October 31, 2015	—	—	—	268,000
November 1, 2015 - November 30, 2015	—	$—	—	268,000
December 1, 2015 - December 31, 2015	212,000	$8.49	212,000	56,000
	212,000		212,000

(1) In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2013, 971,000 shares were repurchased and therefore there were 29,000 shares remaining to be repurchased under this program. In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock, and therefore there were 268,000 shares remaining to be repurchased under this program as of December 31, 2014. During the three months ended December 31, 2015, the Company repurchased 212,000 shares of common stock and therefore there were 56,000 shares remaining to be repurchased under this program as of December 31, 2015. In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2010, December 31, 2012, December 31, 2013, December 31, 2014, and December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$250
$200
$150
$100
$50
$0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
TRAVELZOO INC.
NASDAQ MARKET INDEX
S&P 500 PUBLISHING

Measurement Point	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Travelzoo Inc.	$100	$59.40	$45.89	$51.52	$30.50	$20.23
NASDAQ Market Index	$100	$98.20	$113.82	$157.44	$178.53	$188.75
S&P 500 Publishing	$100	$111.22	$139.51	$224.61	$215.61	$203.64

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below for the years ended December 31, 2012 and 2011 represent unaudited consolidated financial statements presented on a basis consistent with those for years ended December 31, 2015, 2014 and 2013. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. See Note 13 to the accompanying consolidated financial statements for further information related to the acquisition of the Travelzoo Asia Pacific business. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues	$141,716	$153,240	$170,633	$162,159	$156,032
Income from operations	$7,146	$17,810	$1,161	$21,843	$10,256
Net income (loss)	$10,864	$13,062	$(6,582)	$14,456	$(1,390)
Net income (loss) per share - basic	$0.74	$0.88	$(0.43)	$0.91	$(0.09)
Net income (loss) per share - diluted	$0.74	$0.88	$(0.43)	$0.91	$(0.09)
Shares used in per share calculation - basic	14,722	14,768	15,269	15,866	16,315
Shares used in per share calculation - diluted	14,722	14,809	15,269	15,901	16,315

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents	$35,128	$55,417	$68,668	$65,005	$40,909
Working capital	$16,046	$36,259	$29,194	$42,358	$28,824
Total assets	$68,579	$93,307	$119,440	$103,722	$72,128
Stockholders' equity	$21,387	$35,827	$30,096	$43,583	$35,730

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

Overview
Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global media commerce company. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo websites (travelzoo.com, travelzoo.ca, travelzoo.co.uk, travelzoo.de, travelzoo.es, travelzoo.fr, cn.travelzoo.com, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.hk, travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate SuperSearch, a pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include our Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
On August 20, 2015 we acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. ("Azzurro"), under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of the Travelzoo Asia Pacific business. Travelzoo Inc. accounted for this transaction as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of the each period presented. The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015. See Note 13 to the accompanying consolidated financial statements for further information on the acquisition of Asia Pacific.
Certain prior period statement of operations amounts have been reclassified to conform to the current period presentation primarily due to the Company's allocation of facilities costs to all of its operating activities and separate disclosure of product development costs. See Note 1 to the accompanying unaudited condensed consolidated financial statements for further information.
More than 2,000 companies use our services, including Air New Zealand, Apple Vacation, British Airways, Cathay Pacific Airways, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, InterContinental Hotels Group, Interstate Hotel & Resorts, Lufthansa, Key Tours International, Liberty Travel, Princess Cruises, Singapore Airlines, Solar Tours, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines, Vacation Express and Virgin Atlantic.

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2015, Asia Pacific operations were 8% and European operations were 30% of revenues, respectively. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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

Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Website, Newsflash, Travelzoo Network as well as Getaway vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
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
Trends in Our Business
Our ability to generate revenues in the future depends on numerous factors such as our ability to sell more advertising to existing and new advertisers, our ability to increase our audience reach and advertising rates, our ability to have sufficient supply of hotels offered at competitive rates, and our ability to develop and launch new products.
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, and the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company is continuously reviewing the performance of these products, which has and will result in reduced traffic acquisition spend for these products and may result in merging the products, discontinuing or replacing one or both of them. Challenges with traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. Given these factors impacting our Search products, revenue from our Search products are expected to decline.

Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaway). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular, with Local Deals and Getaway, depending on how many vouchers are purchased by members. In addition, we are anticipating a shift from our existing hotel revenue to commission-based hotel revenue as we expand the use of our hotel platform, which may result in lower revenue depending on volume of hotel bookings.

Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold.
Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our members to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will to continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. We are addressing this growing channel of our audience through development of our mobile applications and through marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. For example, we recently acquired our Asia Pacific business, which we intend on increasing our investment in audience in this region. Due to the continued desire to grow our business in Asia Pacific, Europe and North America, we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our members and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.
We do not know what our product development expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in the presentation of our offerings to our audience. We expect our efforts on developing our product and services will continue to be focus in the future, which may lead to increased product development expenses. This increase in expense may be the result of an increase in headcount, the compensation related to existing headcount and the increased use of professional services. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our product development expenses. We expect to incur additional costs related to the development of our hotel platform capabilities, which we are developing, in part, to address the shift to mobile devices. We also may increase our investment in product development to ensure our products are suited for different regions such as Asia Pacific. In addition, we expect to incur additional costs related to the development of our search capabilities of our website and mobile applications.
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
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books such as the disposition of our Asia Pacific business in 2009 and the acquisition of our Asia Pacific business in 2015. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, Spain in 2008. In addition, from 2007 through 2009 we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. We also have launched new products to grow our revenue such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaway in 2011 as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	13.3	12.5	10.8
Gross profit	86.7	87.5	89.2
Operating expenses:
Sales and marketing	55.8	54.5	53.1
Product development	8.8	7.4	5.2
General and administrative	17.1	18.9	17.3
Unexchanged promotional shares	—	(4.9)	12.9
Total operating expenses	81.7	75.9	88.5
Income from operations	5.0	11.6	0.7
Other income (loss)	(0.9)	0.1	—
Income before income taxes	4.1	11.7	0.7
Income taxes	(3.5)	3.2	4.5
Net income (loss)	7.6%	8.5%	(3.8)%

Operating Metrics
The following table sets forth operating metrics in Asia Pacific, Europe and North America:

	Years Ended December 31,
	2015	2014	2013
Asia Pacific
Total members	3,484,000	3,533,000	3,598,000
Average cost per acquisition of a new member	$2.46	$0.64	$0.50
Revenue per member (2)	$3.02	$3.08	$3.29
Revenue per employee (3)	$114	$92	$112
Mobile application downloads	563,000	355,000	329,000
Social media followers	383,000	366,000	353,000
Europe
Total members	7,860,000	7,347,000	6,768,000
Average cost per acquisition of a new member	$3.43	$3.53	$2.19
Revenue per member (2)	$5.73	$6.93	$7.26
Revenue per employee (3)	$287	$297	$299
Mobile application downloads	1,419,000	1,192,000	814,000
Social media followers	595,000	494,000	393,000
North America
Total members	17,184,000	16,843,000	16,506,000
Average cost per acquisition of a new member	$2.16	$2.09	$1.41
Revenue per member (2)	$5.28	$5.77	$6.96
Revenue per employee (3)	$383	$340	$398
Mobile application downloads	2,734,000	2,312,000	1,653,000
Social media followers	2,250,000	1,809,000	1,483,000
Consolidated
Total members (1)	28,390,000	27,667,000	26,821,000
Average cost per acquisition of a new member	$2.62	$2.55	$1.58
Revenue per member (2)	$5.12	$5.71	$6.56
Revenue per employee (3)	$300	$275	$314
Mobile application downloads	4,716,000	3,859,000	2,796,000
Social media followers	3,228,000	2,669,000	2,229,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annual revenue divided by number of members at the beginning of the year.

(3)	Annual revenue divided by number of employees at the end of the year.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2015	2014	2013
Asia Pacific
Travel	$9,355	$9,308	$9,788
Search	34	100	230
Local	1,294	1,667	2,055
Total Asia Pacific revenues	$10,683	$11,075	$12,073
Europe
Travel	$33,603	$35,847	$34,112
Search	2,396	3,009	3,539
Local	6,133	7,119	8,388
Total Europe revenues	$42,132	$45,975	$46,039
North America
Travel	$56,054	$59,104	$63,534
Search	15,427	15,888	21,548
Local	17,420	21,198	27,439
Total North America revenues	$88,901	$96,190	$112,521
Consolidated
Travel	$99,012	$104,259	$107,434
Search	17,857	18,997	25,317
Local	24,847	29,984	37,882
Total revenues	$141,716	$153,240	$170,633
Asia Pacific
Asia Pacific revenues decreased $392,000 or 4% in 2015 compared to 2014. This decrease was primarily due to a $758,000 negative impact from foreign currency movements relative to the U.S. dollar and the decrease in Local revenues offset by the increase in Travel revenues. The decrease in Local revenues of $285,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenues of $700,000 was primarily due to the increased number of e-mails sent.
Asia Pacific revenues decreased $1.0 million or 8% in 2014 compared to 2013. This decrease was primarily due to a $481,000 negative impact from foreign currency movements relative to the U.S. dollar and a decrease in Local revenues. The decrease in Local revenues of $341,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $3.8 million or 8% in 2015 compared to 2014. This decrease was primarily due to the $4.9 million negative impact from foreign currency movements relative to the U.S. dollar and the decrease in Local revenues offset by the increase in Travel revenues. The decrease in Local revenues of $371,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $1.7 million was primarily due to the increased number of emails sent and paid clicks.

Europe revenues decreased $64,000 or 0.1% in 2014 compared to 2013. This decrease was primarily due to a decrease in Local and Search revenues offset by an increase in Travel revenues and a $1.7 million positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Local revenues of $1.6 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $711,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The increase in Travel revenues of $597,000 was primarily due to an increase in revenues from travel publications due to an increased number of e-mails delivered.
North America
North America revenues decreased $7.3 million or 8% in 2015 compared to 2014. This decrease was primarily due to the decrease in Local and Travel revenues. The decrease in Local revenues of $3.8 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $3.1 million was primarily due to the decreased number of Getaway vouchers sold and paid clicks. The North America revenue decrease includes a $871,000 negative impact from foreign currency movement relative to the U.S. dollar.
North America revenues decreased $16.3 million or 15% in 2014 compared to 2013. This decrease was primarily due to the decrease in Local, Search and Travel revenues. The decrease in Local revenues of $6.2 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $5.7 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Travel revenue of $4.4 million was primarily due to the decreased number of Getaway vouchers sold and paid clicks. The North America revenue decrease includes a $541,000 negative impact from foreign currency movement relative to the U.S. dollar.
For 2015, 2014 and 2013, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $18.8 million, $19.2 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cost of revenue decreased $350,000 in 2015 compared to 2014. This decrease was primarily due to a $892,000 decrease in Local Deals and Getaway costs including a $335,000 decrease in member refunds, a $217,000 decrease in fees we paid related to user searches on Fly.com offset by a $830,000 increase in payments made to third-party partners of the Travelzoo Network.
Cost of revenue increased $697,000 in 2014 compared to 2013. This increase was primarily due to a $685,000 increase in payments made to third-party partners of the Travelzoo Network, a $434,000 increase in salary and employee related expenses due to headcount increase for hotel booking platform customer service, a $200,000 increase in professional service expenses offset by a $827,000 decrease in fees we paid related to user searches on Fly.com.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $79.0 million, $83.5 million and $90.6 million for 2015, 2014 and 2013, respectively. Advertising expenses accounted for 33%, 26% and 29%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites and increase brand awareness.
Sales and marketing expenses decreased $4.5 million in 2015 compared to 2014. The decrease was primarily due to a $4.6 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $1.0 million planned decrease in Search traffic acquisition costs offset by a $1.7 million increase in member acquisition costs. The increase in member acquisition cost was intended to drive future growth, increase the reach of our audience, both in terms of the size of our audience and from growing sources such as mobile devices and social media.
Sales and marketing expenses decreased $7.1 million in 2014 compared to 2013. The decrease was primarily due to a $7.2 million planned decrease in Search traffic acquisition costs and a $3.4 million decrease in salary and employee related expenses offset by a $2.3 million increase in member acquisition cost. The increase in member acquisition cost was intended to drive future growth, increase the reach of our audience, both in terms of the size of our audience and from growing sources such as mobile devices and social media.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization and facilities costs. Product development expenses were $12.5 million, $11.3 million and $8.8 million for 2015, 2014 and 2013, respectively.
Product development expenses increased $1.2 million in 2015 compared to 2014. The increase was primarily due to a $1.0 million increase in professional service expenses due in part to the development of our hotel booking platform capabilities and enhancement to our website and mobile applications.
Product development expenses increased $2.5 million in 2014 compared to 2013. The increase was primarily due to a $2.1 million increase in salary and employee related expenses due in part to an increase in headcount.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $24.2 million, $29.0 million and $29.6 million for 2015, 2014 and 2013, respectively.
General and administrative expenses decreased $4.8 million in 2015 compared to 2014. The decrease was primarily due to a $3.7 million decrease in salary and employee related expenses due in part to a decrease in headcount and professional services costs.
General and administrative expenses decreased $589,000 in 2014 compared to 2013. The decrease was primarily due to a $545,000 decrease in salary and employee related expenses.

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
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to the completion of settlements with certain states for unclaimed property disputes in connection with unexchanged promotional shares. During the year ended December 31, 2015, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. See Note 5 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares contingency.
Other Income (loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was $(1.2) million, $91,000 and $(25,000) for 2015, 2014 and 2013, respectively. Other income decreased $1.3 million from 2014 to 2015. This decrease was primarily due to a $1.1 million foreign exchange transactions losses. Other income increased $116,000 from 2013 to 2014. This increase was primarily due to foreign exchange transactions gains.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflect federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense (benefit) was $(5.0) million, $4.8 million and $7.7 million for 2015, 2014 and 2013, respectively. Our effective tax rate was (84)%, 27% and 679% for 2015, 2014 and 2013, respectively.
Our effective tax rate decreased for the year ended December 31,2015 compared to the year ended December 31, 2014, due primarily to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations, which decreased the Company's effective tax rate by 143%. Our effective tax rate decreased for the year ended December 31,2014 compared to the year ended December 31, 2013, due to the treatment of the $7.6 million release of reserve for the unexchanged promotional shares as having no recognizable tax impact, which decreased the Company's effective tax rate by 20%. For the year ended December 31, 2013, the $22.0 million expense for the unexchanged promotional shares was treated as having no recognizable tax benefits, which increased the Company's effective tax rate by 646%. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, losses or gains incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any.

As of December 31, 2015, the Company has a valuation allowance of approximately $6.9 million related to foreign net operating loss carryforwards (“NOL”) of approximately $29.6 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the foreign net operating loss carryforwards begin to expire in 2016. The amount of the valuation allowance represented an increase of approximately $509,000 over the amount recorded as of December 31, 2014, and was due to the increase in foreign operating losses.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $7.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $538,000 at December 31, 2015.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2009 and are subject to California tax examinations for years after 2005. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. Our 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, we have received a Revenue Agent’s Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$10,683	$11,075	$12,073
Income from operations	$(2,435)	$(3,378)	$(1,444)
Income from operations as a % of revenues	(23)%	(31)%	(12)%
Asia Pacific net revenues decreased $392,000 in 2015 compared to 2014 (see “Revenues” above). Asia Pacific expenses decreased $1.1 million from 2014 to 2015. This decrease was primarily due to a $813,000 decrease in salary and employee related expense due primarily to a decrease in headcount.
Asia Pacific net revenues decreased $1.0 million in 2014 compared to 2013 (see “Revenues” above). Asia Pacific expenses increased $936,000 from 2013 to 2014. This increase was primarily due to a $446,000 increase in salary and employee related expense and a $255,000 increase in professional services expense.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $16,000 for 2015. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $9,000 and $287,000 for 2014 and 2013, respectively.
Europe

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$42,132	$45,975	$46,039
Income from operations	$3,871	$5,818	$7,836
Income from operations as a % of revenues	9%	13%	17%

Europe net revenues decreased $3.8 million in 2015 compared to 2014 (see “Revenues” above). Europe expenses decreased $1.9 million from 2014 to 2015. This decrease was primarily due to a $2.1 million decrease in salary and employee related expense due in part to a decrease in headcount, a $1.1 million decrease in search traffic acquisition costs offset by a $1.9 million increase in member acquisition and marketing costs.
Europe net revenues decreased $64,000 in 2014 compared to 2013 (see “Revenues” above). Europe expenses increased $2.0 million from 2013 to 2014. This increase was primarily due to a $1.8 million increase in member acquisition costs.

Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $41,000 for 2015. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $325,000 for 2014. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $55,000 for 2013.
North America

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$88,901	$96,191	$112,520
Income from operations	$5,710	$7,787	$16,769
Income from operations as a % of revenues	6%	8%	15%

North America net revenues decreased $7.3 million in 2015 compared to 2014 (see “Revenues” above). North America expenses decreased $5.2 million from 2014 to 2015. This decrease was primarily due to a $5.5 million decrease in salary and employee related expense due in part to a decrease in headcount offset by a $1.0 million increase in member acquisition costs.
North America net revenues decreased $16.3 million in 2014 compared to 2013 (see “Revenues” above). North America expenses decreased $7.3 million from 2014 to 2013. This decrease was primarily due to a $5.3 million decrease in Search traffic acquisition costs and a $1.3 million decrease in salary and employee related expense.
Liquidity and Capital Resources
As of December 31, 2015, we had $35.1 million in cash and cash equivalents, of which $22.6 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $55.4 million as of December 31, 2014 primarily as a result of cash used in acquiring the Travelzoo Asia Pacific business, effect of exchange rate changes on cash and cash equivalents, partially offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Year Ended December 31,
	2015	2014	2013
	( In thousands)
Net cash provided by operating activities	$4,192	$(1,587)	$15,963
Net cash used in investing activities	(1,218)	(3,587)	(3,603)
Net cash used in financing activities	(20,012)	(4,693)	(8,452)
Effect of exchange rate changes on cash and cash equivalents	(3,251)	(3,384)	71
Net increase (decrease) in cash and cash equivalents	$(20,289)	$(13,251)	$3,979

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $4.2 million for 2015, which consisted of a net income of $10.9 million, adjustments for non-cash items of $4.0 million and a $10.6 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $2.8 million of depreciation and amortization expense on property and equipment and $401,000 of stock-based compensation expense. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $7.9 million in other non-current liabilities, $1.4 million in accrued expenses for unexchanged promotional shares, $3.0 million in accounts payable and accrued expenses offset by $2.4 million in income tax receivable.
Net cash used in operating activities was $1.6 million for 2014, which consisted of a net income of $13.1 million, adjustments for non-cash items of $4.5 million and a $19.2 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $982,000 of stock-based compensation expense and $3.0 million of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $11.3 million in accrued expenses for unexchanged promotional shares, $7.9 million in accounts payable and $1.1 million in income taxes receivable.
Net cash provided by operating activities was $16.0 million for 2013, which consisted of a net loss of $6.6 million, adjustments for non-cash items of $5.4 million and a $17.2 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.4 million of stock-based compensation expense and $3.1 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in operating assets and liabilities primarily consisted of $9.7 million in accrued expenses for unexchanged promotional shares, $4.0 million in income taxes receivable and $3.1 million in accounts payable.
Cash paid for income tax net of refunds received in 2015, 2014 and 2013 was $801,000, $4.6 million and $2.6 million, respectively.
Net cash used in investing activities for 2015, 2014 and 2013 was $1.2 million, $3.6 million and $3.6 million, respectively. The cash used in investing activities in 2015 was due primarily due to $1.3 million in purchases of property and equipment offset by $64,000 release of restricted cash. The cash used in investing activities in 2014 was due primarily to $3.8 million in purchases of property and equipment offset by $226,000 release of restricted cash. The cash used in investing activities in 2013 was due primarily to $5.5 million in purchases of property and equipment offset by $1.9 million release of restricted cash.
Net cash used in financing activities for 2015, 2014 and 2013 was $20.0 million, $4.7 million and $8.5 million, respectively. Net cash used in financing activities for the year ended December 31, 2015 was primarily due to cash used in acquiring the Travelzoo Asia Pacific business and repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2014 and 2013 were primarily to repurchases of our common stock.
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
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of our Travelzoo and Fly.com brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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
The following summarizes our principal contractual commitments as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$4,621	$3,895	$3,311	$3,033	$2,633	$7,801	$25,294
Purchase obligations	1,537	882	365	—	—	—	2,784
Total commitments	$6,158	$4,777	$3,676	$3,033	$2,633	$7,801	$28,078

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $3.0 million as of December 31, 2015. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 6 to the accompanying consolidated financial statements for further information.
On August 20, 2015, as part of the Asia Pacific acquisition, Travelzoo (Europe) Limited issued a promissory note to Azzurro with a principal amount of $5.7 million, with a maturity date of August 20, 2018 and the ability to pay off principal prior to this maturity date with no prepayment penalty and a stated interest rate of 7%. In January 2016, the full amount of the loan was paid off by Travelzoo (Europe) Limited.
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
Under these policies, the Company evaluates each of these criteria as follows:

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
Commission revenues generated through provision of hotel booking reservations to hotels are recognized upon the estimated date the stay occurs at the hotel, which includes estimates of cancellations of the hotel bookings based upon historical patterns. If the hotel booking cannot be canceled or the hotel advertiser has agreed to pay for booking regardless of potential future cancellations then revenue is recognized upon booking.
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

Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the progress or closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2015, 2014 and 2013, our effective tax rates were (84)%, 27% and 679%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 6 to the accompanying consolidated financial statements for further information.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. We have several known loss contingencies such as our liability to former stockholders of Travelzoo.com Corporation that may be realized as a result of our cash program for these claimants and the 2009 IRS audit claims. Please refer to Note 5 and 6 to the accompanying consolidated financial statements for further information regarding our loss contingencies.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of December 31, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $149,000 foreign exchange loss for the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:
We have audited the accompanying consolidated balance sheets of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Travelzoo's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Travelzoo's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Travelzoo's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Travelzoo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Travelzoo acquired Travelzoo Asia Pacific during 2015, and management excluded from its assessment of the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2015, Travelzoo Asia Pacific’s internal control over financial reporting associated with total assets of $5.8 million and total revenues of $10.8 million included in the consolidated financial statements of Travelzoo Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Travelzoo also excluded an evaluation of the internal control over financial reporting of Travelzoo Asia Pacific

/s/ KPMG LLP
Santa Clara, California
March 14, 2016

TRAVELZOO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$35,128	$55,417
Accounts receivable, less allowance for doubtful accounts of $384 and $444 as of December 31, 2015 and 2014, respectively	16,398	16,124
Income tax receivable	1,356	3,756
Deferred tax assets	1,230	1,311
Deposits	782	86
Prepaid expenses and other	2,167	2,676
Total current assets	57,061	79,370
Deposits	501	1,436
Deferred tax assets	1,769	1,432
Restricted cash	1,328	1,393
Property and equipment, net	7,905	9,498
Other assets	15	178
Total assets	$68,579	$93,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,655	$26,858
Accrued expenses and other	10,140	11,814
Deferred revenue	1,085	1,472
Income tax payable	477	574
Reserve for unexchanged promotional shares	—	1,393
Note payable to related party	5,658	1,000
Total current liabilities	41,015	43,111
Long-term tax liabilities	3,000	10,936
Long-term deferred rent and other	3,177	3,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 14,518 shares issued and outstanding as of December 31, 2015 and 15,801 shares issued,14,730 shares outstanding as of December 31, 2014)	150	163
Treasury stock (at cost, 0 and 1,071 shares at December 31, 2015 and 2014, respectively)	—	(21,517)
Additional paid-in capital	7,759	30,586
Retained earnings	17,386	29,197
Accumulated other comprehensive loss	(3,908)	(2,602)
Total stockholders’ equity	21,387	35,827
Total liabilities and stockholders’ equity	$68,579	$93,307

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$141,716	$153,240	$170,633
Cost of revenues	18,824	19,174	18,477
Gross profit	122,892	134,066	152,156
Operating expenses:
Sales and marketing	79,042	83,511	90,576
Product development	12,528	11,326	8,828
General and administrative	24,176	29,002	29,591
Unexchanged promotional shares	—	(7,583)	22,000
Total operating expenses	115,746	116,256	150,995
Income from operations	7,146	17,810	1,161
Other income (loss)	(1,242)	91	(25)
Income before income taxes	5,904	17,901	1,136
Income taxes	(4,960)	4,839	7,718
Net income (loss)	$10,864	$13,062	$(6,582)
Basic net income (loss) per share	$0.74	$0.88	$(0.43)
Diluted net income (loss) per share	$0.74	$0.88	$(0.43)
Shares used in computing basic net income (loss) per share	14,722	14,768	15,269
Shares used in computing diluted net income (loss) per share	14,722	14,809	15,269

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$10,864	$13,062	$(6,582)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,306)	(2,228)	296
Total comprehensive income (loss)	$9,558	$10,834	$(6,286)

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2012	15,362	$163	$(7,898)	$28,106	$23,881	$(670)	$43,582
Stock-based compensation expense	—	—	—	1,384	—	—	1,384
Repurchase of common stock	(371)	—	(7,764)	—	—	—	(7,764)
Shares fractionalized from reverse/forward stock split, including transaction costs	(643)	(6)	(14,017)	—	—	—	(14,023)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	643	6	14,017	—	(820)	—	13,203
Foreign currency translation adjustment	—	—	—	—	—	296	296
Net loss	—	—	—	—	(6,582)	—	(6,582)
Balances, December 31, 2013	14,991	163	(15,662)	29,490	16,479	(374)	30,096
Stock-based compensation expense	—	—	—	982	—	—	982
Income tax impact from stock options	—	—	—	(186)	—	—	(186)
Repurchase of common stock, net	(261)	—	(5,855)	300	—	—	(5,555)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment	—	—	—	—	—	(2,228)	(2,228)
Net income	—	—	—	—	13,062	—	13,062
Balances, December 31, 2014	14,730	163	(21,517)	30,586	29,197	(2,602)	35,827
Stock-based compensation expense	—	—	—	401	—	—	401
Retirement of treasury stock	—	(13)	23,241	(23,228)	—	—	—
Repurchase of common stock	(212)	—	(1,724)	—	—	—	(1,724)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	—	—	—	—	(102)	—	(102)
Acquisition of Asia Pacific business	—	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustment	—	—	—	—	—	(1,306)	(1,306)
Net income	—	—	—	—	10,864	—	10,864
Balances, December 31, 2015	14,518	$150	$—	$7,759	$17,386	$(3,908)	$21,387

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,864	$13,062	$(6,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,788	2,986	3,127
Provision for losses on accounts receivable	(20)	35	(5)
Stock-based compensation	401	982	1,384
Deferred income tax	(269)	303	706
Impairment of software	—	249	—
Net foreign currency effect	480	(16)	176
Changes in operating assets and liabilities:
Accounts receivable	(789)	(830)	(766)
Income tax receivable	2,371	(1,114)	4,042
Prepaid expenses and other	675	822	(776)
Accounts payable	(1,139)	(7,893)	3,117
Reserve for unexchanged promotional shares	(1,393)	(11,333)	9,726
Accrued expenses and other	(1,681)	52	1,414
Income tax payable	(161)	608	(6)
Other non-current liabilities	(7,935)	500	406
Net cash provided by (used in) operating activities	4,192	(1,587)	15,963
Cash flows from investing activities:
Purchases of property and equipment	(1,282)	(3,813)	(5,510)
Release of restricted cash	64	226	1,907
Net cash used in investing activities	(1,218)	(3,587)	(3,603)
Cash flows from financing activities:
Payment for the acquisition of the Asia Pacific business	(16,974)	—	—
Payment of loan to related party	(3,250)	—	—
Proceeds from loan from related party	2,224	1,000	—
Increase in bank overdraft	44	341
Decrease in bank overdraft	(385)	—	—
Repurchase of common stock	(1,569)	(5,555)	(7,764)
Reverse/forward stock split, including transaction costs	(102)	(479)	(688)
Net cash used in financing activities	(20,012)	(4,693)	(8,452)
Effect of exchange rate changes on cash and cash equivalents	(3,251)	(3,384)	71
Net increase (decrease) in cash and cash equivalents	(20,289)	(13,251)	3,979
Cash and cash equivalents at beginning of year	55,417	68,668	64,689
Cash and cash equivalents at end of year	$35,128	$55,417	$68,668
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$801	$4,606	$2,609
Cash paid for interest	$128	—	—
Note payable for the acquisition of the Asia Pacific business	$5,658	—	—
Funds held by transfer agent for settlement of reverse/forward stock split	—	—	$13,558
Payable to shareholders for reverse/forward stock split	—	—	$13,668
Leasehold improvements funded by landlord	—	$624	$705
See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global media commerce company. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo websites (travelzoo.com, travelzoo.ca, travelzoo.co.uk, travelzoo.de, travelzoo.es, travelzoo.fr, cn.travelzoo.com, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.hk, travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com , a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 51.2% of the outstanding shares.
On August 20, 2015 we acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of the Travelzoo Asia Pacific business. Travelzoo Inc. accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Asia Pacific transaction proceeds are reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015. See Note 13 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Asia Pacific.
Certain prior period statement of operations amounts have been reclassified to conform to the current period presentation primarily due to the Company's allocation of facilities costs to all of its operating activities and separate disclosure of product development costs as shown below (in thousands):

	Year Ended December 31,
	2014	2013
Cost of revenues	$378	$144
Sales and marketing	8,814	8,738
Product development	11,091	8,649
General and administrative	(20,283)	(17,531)
	$—	$—

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the recently acquired Asia Pacific subsidiaries reflected in the current and prior periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition
The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in Asia Pacific, Europe and North America on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, from SuperSearch, from the Travelzoo Network, and from Fly.com. The Company also generates revenue from the sale of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings.
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
(h) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $25.6 million, $20.8 million and $27.8 million for years ended December 31, 2015, 2014 and 2013, respectively.

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
(j) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the year ended December 31, 2014, the Company recorded a charge to write down the value of certain internally developed software applications that were no longer determined to have alternative use for $249,000. No impairment loss was recognized during years ended December 31, 2015 and 2013.
(k) Stock-Based Compensation
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. Total stock-based compensation for the years ended December 31, 2015, 2014 and 2013 was $401,000, $982,000 and $1.4 million, respectively. See Note 9 to the accompanying consolidated financial statements for a further discussion on stock-based compensation.
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
(m) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2015 and 2014, the Company had one customer that accounted for 15% and 10%, respectively, of accounts receivable.

(n) Recent Accounting Pronouncements
In April 2014, the FASB issued an accounting standard update that changes the threshold and amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This accounting standard update became effective for the Company on January 1, 2015. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company on January 1, 2018. Early application is not permitted. This new accounting standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In August 2014, the FASB issued an accounting standard update that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. This accounting standard update will be effective for the Company on January 1, 2016. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of financial position.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. This accounting standard update will be effective for the Company on January 1, 2017. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated statement of financial position.
In February 2016, the FASB issued an accounting standard update ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Basic net income (loss) per share:
Net income (loss)	$10,864	$13,062	$(6,582)
Weighted average common shares	14,722	14,768	15,269
Basic net income (loss) per share	$0.74	$0.88	$(0.43)
Diluted net income (loss) per share:
Net income (loss)	$10,864	$13,062	$(6,582)
Weighted average common shares	14,722	14,768	15,269
Effect of dilutive securities: stock options	—	41	—
Diluted weighted average common shares	14,722	14,809	15,269
Diluted net income (loss) per share	$0.74	$0.88	$(0.43)
For the years ended December 31, 2015, 2014 and 2013, options to purchase 775,000, 125,000 and 475,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2015
Cash	$35,128	$35,128	$—	$—
Total cash	$35,128	$35,128	$—	$—

Certificates of deposit	$708	$—	$708	$—
Merchant bank deposit	725	725	—	—
Total restricted cash and cash equivalents	$1,433	$725	$708	$—

Balance at December 31, 2014
Cash	$55,417	$55,417	$—	$—
Total cash	$55,417	$55,417	$—	$—

Certificates of deposit	$762	$—	$762	$—
Merchant bank deposit	800	800	—	—
Total restricted cash and cash equivalents	$1,562	$800	$762	$—
 At December 31, 2015 and 2014, accounts receivable and accounts payable are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity. Accounts receivable and accounts payable are categorized as Level 2.

At December 31, 2015 and 2014, the notes payable to related party is not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relatively short maturity and subsequent payment.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the years ended December 31, 2015 and 2014.

Note 4: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$1,630	$2,142
Other current assets	537	534
Total prepaid expenses and other	$2,167	$2,676
Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Computer hardware and software	$4,811	$4,516
Office equipment and office furniture	9,306	9,494
Capitalized internal-use software and website development	3,089	3,181
Leasehold improvements	6,064	5,651
	23,270	22,842
Less accumulated depreciation and amortization	(15,365)	(13,344)
Total	$7,905	$9,498
Depreciation expense was $2.2 million, $2.6 million, and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Amortization of capitalized internal-use software and website development costs was $308,000, $192,000 and zero for the years ended December 31, 2015, 2014 and 2013, respectively.

Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2013	$506	$999
Additions — charged to costs and expenses, or contra revenue, net	101	940
Deductions — recoveries of amounts previously charged-off	(21)	—
Deductions — write-offs	(150)	(1,126)
Balance at December 31, 2013	436	813
Additions — charged to costs and expenses, or contra revenue, net	170	1,299
Deductions — recoveries of amounts previously charged-off	(118)	—
Deductions — write-offs	(44)	(1,313)
Balance at December 31, 2014	444	799
Additions — charged to costs and expenses, or contra revenue, net	295	776
Deductions — recoveries of amounts previously charged-off	(179)	—
Deductions — write-offs	(176)	(1,045)
Balance at December 31, 2015	$384	$530

Local Deals and Getaway merchant payable included in accounts payable was $19.1 million and $20.6 million, as of December 31, 2015 and 2014, respectively.

Accrued expenses and other consist of the following (in thousands):

	December 31,
	2015	2014
Accrued advertising expense	$1,801	$2,738
Accrued compensation expense	4,373	4,652
Reserve for member refunds	530	799
Other accrued expenses	2,963	3,244
Deferred rent	473	381
Total accrued expenses and other	$10,140	$11,814

Note 5: Commitments and Contingencies
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
Beginning in 2010, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares. The Company recorded charges for the estimated settlements with these states of $20.0 million , $3.0 million and $22.0 million in 2011, 2012 and 2013, respectively. In 2014, the Company released $7.6 million of the reserve related to the completion of settlements with the states and in 2015 the Company paid the final settlements outstanding.
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000, $6,000 and $23,000 for the year ended December 31, 2015, 2014 and 2013, respectively.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between March 31, 2016 and November 30, 2024. Rent expense was $5.8 million, $6.0 million and $6.2 million for years ended December 31, 2015, 2014 and 2013, respectively. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.
On August 20, 2015, as part of the Asia Pacific acquisition, Travelzoo (Europe) Limited issued a promissory note to Azzurro with a principal amount of $5.7 million, with a maturity date of August 20, 2018 and the ability to pay off principal prior to this maturity date with no prepayment penalty and a stated interest rate of 7%. In January 2016, the full amount of the loan was paid off by Travelzoo (Europe) Limited.
The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following summarizes our principal contractual commitments as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$4,621	$3,895	$3,311	$3,033	$2,633	$7,801	$25,294
Purchase obligations	1,537	882	365	—	—	—	2,784
Total commitments	$6,158	$4,777	$3,676	$3,033	$2,633	$7,801	$28,078

Note 6: Income Taxes
The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$5,334	$14,363	$(6,964)
Foreign	570	3,538	8,100
	$5,904	$17,901	$1,136
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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2015
Federal	$(5,851)	$(238)	$(6,089)
State	337	51	388
Foreign	759	(18)	741
	$(4,755)	$(205)	$(4,960)
Year Ended December 31, 2014
Federal	$2,124	$294	$2,418
State	670	21	691
Foreign	1,725	5	1,730
	$4,519	$320	$4,839
Year Ended December 31, 2013
Federal	$5,504	$21	$5,525
State	1,023	(30)	993
Foreign	517	683	1,200
	$7,044	$674	$7,718

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax at statutory rates	$2,083	$7,416	$947
State taxes, net of federal income tax benefit	254	504	694
Expired capital loss carryforward	—	1,534	—
Change of valuation allowance	816	(1,534)	(1,131)
Unexchanged promotional shares	—	(2,654)	7,700
Non-deductible expenses and other	(178)	(427)	(492)
Uncertain tax positions	(7,935)	—	—
Total income tax expense	$(4,960)	$4,839	$7,718
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Foreign net operating loss carryforwards	$6,940	$6,431
State income taxes	142	196
Accruals and allowances	783	868
Stock based compensation	1,932	1,803
Deferred revenue	292	255
Deferred rent	636	580
Total deferred tax assets	10,725	10,133
Valuation allowance	(6,940)	(6,431)
Total deferred tax assets net of valuation allowance	3,785	3,702
Deferred tax liabilities:
U.S. tax on undistributed earnings	(247)	(350)
Property, equipment and intangible assets	(581)	(636)
Total deferred tax liabilities	(828)	(986)
Net deferred tax assets	$2,957	$2,716

As of December 31, 2015, the Company has a valuation allowance of approximately $6.9 million related to foreign net operating loss carryforwards (“NOL”) of approximately $29.6 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the foreign net operating loss carryforwards begin to expire in 2016. The amount of the valuation allowance represented an increase of approximately $509,000 over the amount recorded as of December 31, 2014, and was due to the increase in foreign operating losses. If not utilized, foreign NOL of $17.2 million may be carried forward indefinitely, and foreign NOL of $12.4 million will expire at various times between 2016 and 2024.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $7.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $538,000 at December 31, 2015.

The Company maintains liabilities for uncertain tax positions. The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2015, the Company had approximately $2.1 million in total unrecognized tax benefits, approximately $792,000 in accrued interest, of which $229,000 was accrued in 2015, and approximately $80,000 in accrued penalties, of which none was accrued in 2015. The unrecognized tax benefits of approximately $2.1 million which, if recognized, would favorably affect the Company’s effective income tax rate. The decrease in the unrecognized tax benefit for the year ended December 31, 2015 was due primarily to the recognition of a $7.6 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2013	$9,365
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increase related to current year tax positions	38
Settlements	(58)
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2013	9,345
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increase related to current year tax positions	38
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2014	9,383
Increase related to prior year tax positions	584
Decrease related to prior year tax positions	—
Increase related to current year tax positions	11
Settlements	—
Lapse of statute of limitations	(7,850)
Unrecognized tax benefits balance at December 31, 2015	$2,128
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
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the United Kingdom and Germany for tax years after 2011. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR for the year ended December 31, 2015 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$(2,602)	$(374)	$(670)
Other comprehensive income due to foreign currency translation, net of tax	(1,306)	(2,228)	296
Ending balance	$(3,908)	$(2,602)	$(374)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 8: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $2.1 million, $2.2 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 9: Stock-Based Compensation and Stock Options
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized on a straight-line basis as expense over the related employees’ requisite service periods in the Company’s consolidated statements of income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the years ended years ended December 31, 2015, 2014 and 2013, there were no stock option exercises and no excess tax benefits.
In November 2009, the Company granted to one of its employees options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and become exercisable annually starting on July 1, 2011. The options expire in November 2019. As of December 31, 2015, 300,000 of these options were vested and outstanding.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. As of December 31, 2015, 37,500 of the options are vested and 50,000 options are outstanding. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive and the corresponding compensation expense of $186,000 for the forfeited options was reversed.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options become exercisable annually starting July 1, 2015. The options expire in July 2023. As of December 31, 2015, 25,000 of these options were vested and 25,000 options were outstanding. Due to the planned departure of the executive in 2015, the Company reversed $216,000 compensation expense which was related to previously recognized expense on the portion of the options that were no longer expected to vest.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options become exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of December 31, 2015, 400,000 options were outstanding and none of these options were vested.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017.
Total stock-based compensation for fiscal years 2015, 2014 and 2013 was $401,000, $982,000 and $1.4 million, respectively.

The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2015, 2013, 2012 and 2009. The Company used an expected life as defined under the simplified method, which is using an average of the contractual term and vesting period of the stock options. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The historical volatility was calculated based upon implied volatility of the Company's historical stock prices. The Company used a forfeiture rate of 0%. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
The fair value of 2015, 2013 and 2012 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2013	2012
Weighted-average fair value of options granted per share	$4.42	$18.87	$19.08
Historical volatility	59%	70%	74%
Risk-free interest rate	1.73%	1.70%	1.11%
Dividend yield	—	—	—
Expected life in years	5.75	6.25	6.25
As of December 31, 2015, there was approximately $5,000 of unrecognized stock-based compensation expense related to outstanding 2012 stock options, expected to be recognized over 0.1 years, and approximately $1.6 million of unrecognized stock-based compensation expense related to outstanding 2015 stock options, expected to be recognized over 2.0 years. As of December 31, 2015, there was no unrecognized stock-based compensation expense relating to 2009 and 2013 stock options grants.

Option activities during the years ended December 31, 2013, 2014, and 2015 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2013	400,000	$18.47	7.43 years	$1,206
Options granted	75,000	$29.58
Outstanding at December 31, 2013	475,000	$20.23	6.93 years	$1,905
Options forfeited	(25,000)	$28.98
Options canceled	(25,000)	28.98
Outstanding at December 31, 2014	425,000	$19.20	5.79 years	$—
Option Granted	400,000	8.07
Options canceled	(50,000)	$29.58
Outstanding at December 31, 2015	775,000	$12.78	5.53 years	$120
Exercisable and fully vested at December 31, 2015	362,500	$17.43	0.85 years	$—
Outstanding at December 31, 2015 and expected to vest thereafter	412,500	$8.70	9.64 years
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2015, 2014 and 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015, 2014, and 2013. This amount changes based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

Outstanding options at December 31, 2015 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted- Average Remaining Contractual Life
$14.97	300,000	0.25 years	$14.97	300,000	0.25 years
$28.98	50,000	6.07 years	$28.98	37,500	6.07 years
$29.58	25,000	0.25 years	$29.58	25,000	0.25 years
$8.07	400,000	9.75 years	$8.07	—	—

Note 10: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. There were 29,000 shares remaining to be repurchased under this program as of December 31, 2013, which were repurchased in 2014.
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. During the year ended December 31, 2015, the Company repurchased 212,000 shares of common stock for an aggregate purchase price of $1.7 million, which were recorded as part of treasury stock as of December 31, 2015. There were 56,000 shares remaining to be repurchased under this program as of December 31, 2015.
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.
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
For the year ended December 31, 2015 and 2014, the Company’s retained earnings includes a total adjustment of $102,000 and $344,000, respectively, related to the reverse/forward split, which includes transaction costs. During the year ended December 31, 2014, the Company’s transfer agent issued checks amounting to $13.4 million to pay shareholders that held a right to cash in exchange for the fractional shares that were a result of the reverse/forward split. The Company's transfer agent intends to pay $137,000 due to the remaining shareholders that hold a right to cash after receiving the required documentation regarding their physical stock certificates. As of December 31, 2015, the sale proceeds of $137,000 are held by the Company’s transfer agent in anticipation of the payment to be made to the fractionalized shareholders and are included in Prepaid expenses and other on the Company’s balance sheet. As of December 31, 2015, the total amount payable of $137,000 to fractionalized shareholders as a result of the execution of the reverse/forward split is included in Accrued expenses and other on the Company’s balance sheet.
Note 12: Segment Reporting and Significant Customer Information
The Company manages its business geographically and has three reportable operating segments: Asia Pacific, Europe and North America. Asia Pacific consists of the Company's operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. North America consists of the Company’s operations in Canada and the U.S.
Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2015	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$10,746	$42,588	$88,382	$—	$141,716
Intersegment revenues	(63)	(456)	519	—	—
Total net revenues	$10,683	$42,132	$88,901	—	$141,716
Operating income (loss)	$(2,435)	$3,871	$5,710	$—	$7,146

Year Ended December 31, 2014	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$11,160	$46,896	$95,184	$—	$153,240
Intersegment revenues	(85)	(921)	1,006	—	—
Total net revenues	$11,075	$45,975	$96,190	—	$153,240
Operating income (loss)	$(3,378)	$5,818	$7,787	$7,583	$17,810

Year Ended December 31, 2013	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$12,399	$46,279	$111,955	$—	$170,633
Intersegment revenues	(326)	(240)	566	—	—
Total net revenues	$12,073	$46,039	$112,521	—	$170,633
Operating income (loss)	$(1,444)	$7,836	$16,769	$(22,000)	$1,161

(a)	Amount related to unexchanged promotional shares that include a $7.6 million release of reserve and a $22.0 million charge for the years ended December 31, 2014, and 2013, respectively.

As of December 31, 2015	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$369	$899	$6,652	$—	$7,920
Total assets	$5,845	$54,452	$71,626	$(63,344)	$68,579

As of December 31, 2014	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$491	$1,507	$7,678	$—	$9,676
Total assets	$3,510	$40,818	$73,508	$(24,529)	$93,307
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2015, 2014 and 2013, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2015 and 2014, the Company had one customer that accounted for 15% and 10%, respectively, of accounts receivable. Accounts receivable representing 10% or more of total accounts receivable was related to an advertising technology company that assists us with our Search product traffic monetization by using an traffic auction platform.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2015	2014	2013
Asia Pacific
Travel	$9,355	$9,308	$9,788
Search	34	100	230
Local	1,294	1,667	2,055
Total Asia Pacific revenues	$10,683	$11,075	$12,073
Europe
Travel	$33,603	$35,847	$34,112
Search	2,396	3,009	3,539
Local	6,133	7,119	8,388
Total Europe revenues	$42,132	$45,975	$46,039
North America
Travel	$56,054	$59,104	$63,534
Search	15,427	15,888	21,548
Local	17,420	21,198	27,439
Total North America revenues	$88,901	$96,190	$112,521
Consolidated
Travel	$99,012	$104,259	$107,434
Search	17,857	18,997	25,317
Local	24,847	29,984	37,882
Total revenues	$141,716	$153,240	$170,633
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that exceed 10% of total revenue (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
United States	$83,469	$89,311	$104,650
United Kingdom	27,825	29,301	31,270
Rest of the world	30,422	34,628	34,713
Total revenues	$141,716	$153,240	$170,633

The following table sets forth long lived asset by geographic area (in thousands):

	December 31,
	2015	2014
United States	$6,167	$7,646
Rest of the world	1,753	2,030
Total long lived assets	$7,920	$9,676

Note 13: Related Party Transactions
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2015, Azzurro is the Company's largest stockholder, holding approximately 51.2% of the Company's outstanding shares.
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

	Year Ended December 31,
	2015	2014	2013
Revenue	$10,774	$11,218	$12,402
Operating Loss	$(2,436)	$(3,382)	$(1,445)
Net Loss	$(3,096)	$(3,288)	$(1,571)
Other Comprehensive Income	$305	$239	$89
Basic and diluted earnings per share	$(0.21)	$(0.22)	$(0.10)
The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. At December 31, 2015 and December 31, 2014, Asia Pacific net liabilities, total assets minus total liabilities, were $6.8 million and $4.0 million, respectively.
The Asia Pacific transaction proceeds of $22.6 million were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015.
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
In November 2014, Azzurro provided a loan to Asia Pacific of $1.0 million with a stated interest rate of 8%. There were $1.0 million loans and $5,000 accrued interest due to Azzurro as of December 31, 2014. From January 1, 2015 to August 20, 2015, Azzurro provided loans to the Asia Pacific amounting to $2.2 million with a stated interest rate of 10%. In September 2015, the Company paid the due and outstanding principal loan amount of $3.3 million and accrued interest of $128,000.

On August 20, 2015, as part of the transaction proceeds Travelzoo (Europe) Limited issued a promissory note to Azzurro with a principal amount of $5.7 million, with a maturity date of August 20, 2018 and the ability to pay off principal prior to this maturity date with no prepayment penalty and a stated interest rate of 7% , which is due and payable on a quarterly basis. Accrued interest for the loans and promissory note outstanding was $267,000 for the year ended December 31, 2015. In January 2016, the full amount of the loan was paid off by Travelzoo (Europe) Limited.
On September 28, 2015, Holger Bartel, Executive Chairman and Chairman of the Board of Directors, was granted 400,000 stock options that vest through December 31, 2017 in connection with his appointment to the role of Global Chief Executive Officer. See Note 9 to the accompanying consolidated financial statements for further information.

Note 14: Unaudited Quarterly Information
The following represents unaudited quarterly financial data (in thousands, except per share amounts) for 2015 and 2014:

	Quarter Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Revenues	$32,051	$33,728	$36,792	39,145	$34,291	$36,307	$39,599	$43,043
Cost of revenues	4,328	4,742	5,208	4,546	4,640	4,813	4,648	5,073
Gross profit	27,723	28,986	31,584	34,599	29,651	31,494	34,951	37,970
Operating expenses:
Sales and marketing	17,161	19,089	20,715	22,077	20,729	21,570	19,298	21,914
General and administrative	6,270	6,120	5,335	6,451	7,603	7,220	7,139	7,040
Product Development	3,316	2,917	3,206	3,089	2,956	3,108	2,786	2,476
Unexchanged promotional shares	—	—	—	—	(1,833)	(2,250)	(3,500)	—
Total operating expenses	26,747	28,126	29,256	31,617	29,455	29,648	25,723	31,430
Income from operations	976	860	2,328	2,982	196	1,846	9,228	6,540
Other income (expense)	(376)	(202)	(218)	(446)	(348)	95	154	190
Income (loss) before income tax	600	658	2,110	2,536	(152)	1,941	9,382	6,730
Income taxes	165	(8,199)	1,268	1,806	(66)	158	2,266	2,481
Net income (loss)	$435	$8,857	$842	$730	$(86)	$1,783	$7,116	$4,249
Basic net income (loss) per share	$0.03	$0.60	$0.06	$0.05	$(0.01)	$0.12	$0.48	$0.29
Diluted net income (loss) per share	$0.03	$0.60	$0.06	$0.05	$(0.01)	$0.12	$0.48	$0.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, including this report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure. For these purposes, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Except set forth below, during the three months ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During 2015, we made certain changes to our internal control over financial reporting related to our acquisition of the Asia Pacific business, which we acquired in August 2015. These changes are subject to a Securities and Exchange Commission allowed first-year exemption for acquired businesses. In addition, we made certain changes to internal control over financial reporting related to our implementation of an updated accounting system.
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
Travelzoo’s management assessed the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The assessment of the effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2015 excluded the assessment of internal controls over financial reporting related to the Travelzoo Asia Pacific business, which was acquired in August 2015, based upon a Securities and Exchange Commission allowed first-year exemption for acquired businesses. Travelzoo Asia Pacific business’ total assets of $5.8 million and total revenues of $10.8 million are included in the consolidated financial statements of Travelzoo Inc. as of and for the year ended December 31, 2015. Based on the assessment by Travelzoo’s management, subject to the foregoing, Travelzoo determined that its internal control over financial reporting was effective as of December 31, 2015. The effectiveness of Travelzoo’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, Travelzoo’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
/s/    HOLGER BARTEL
Holger Bartel
Chairman of the Board and Global CEO
/s/    GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
March 14, 2016

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2015 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Date: March 14, 2016
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

Signatures	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board of Directors and Global CEO	March 14, 2016
Holger Bartel

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	March 14, 2016
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	March 14, 2016
Ralph Bartel

/s/ MICHAEL KARG	Director	March 14, 2016
Michael Karg

/s/ DONOVAN NEALE-MAY	Director	March 14, 2016
Donovan Neale-May

/s/ MARY REILLY	Director	March 14, 2016
Mary Reilly

/s/ BEATRICE TARKA	Director	March 14, 2016
Beatrice Tarka

/s/ CAROLINE TSAY	Director	March 14, 2016
Caroline Tsay

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2‡	—
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

10.9*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Glen Ceremony dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.10*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Shirley Tafoya dated January 23,2012 (Incorporated by reference to Exhibits 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.11*	—	Employment Agreement, dated August 4, 2011 between Shirley Tafoya and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2010)

10.12*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo Inc. Form 8-K (File No. 000-50171), filed May 20, 2011)

10.13*	—	Employment Agreement, dated October 1, 2011 between Holger Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed October 28, 2011)

10.14*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Christopher Loughlin dated July 22, 2013.

10.15*	—	Employment Agreement, amendment effective date January 1, 2013, between Christopher Loughlin and Travelzoo Inc.

10.16*	—	Employment Agreement, amendment effective date August 1, 2013, between Christopher Loughlin and Travelzoo Inc.

10.17*	—	Employment Agreement, amendment effective date January 1, 2013, between Glen Ceremony and Travelzoo Inc.

10.18*	—	Employment Agreement, amendment effective date January 1, 2013, between Shirley Tafoya and Travelzoo Inc.

10.19*	—	Employment Agreement, amendments effective dates July 1, 2012 and January 1, 2013, between Richard Singer and Travelzoo Inc.

10.20*	—	Separation Agreement and General Release, effective date December 13, 2014, between Shirley Tafoya and Travelzoo Inc.

10.21	—
Security Purchase Agreement, dated August 20, 2015, by and among Travelzoo (Europe) Limited, and Travelzoo (Asia Pacific) Inc. with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 26, 2015)

10.22*‡	—	Employment Agreement, dated May 1, 2011, between Michael Stitt and Travelzoo Inc.

10.23*‡	—	Employment Agreement addendum, dated May 1, 2011, between Michael Stitt and Travelzoo Inc.

10.24*‡	—	Employment Agreement, dated September 30, 2015, between Michael Stitt and Travelzoo Inc.

10.25*‡	—	Separation Agreement and General Release, dated December 14, 2015, between Simon Talling-Smith and Travelzoo Inc.

10.26*‡	—	Separation Agreement and General Release, effective December 31, 2015, between Christopher Loughlin and Travelzoo Inc.

10.27*‡	—	Employment Agreement, dated June 7, 2014, between Vivian Hong and Travelzoo Inc.

10.28*‡	—	Employment Agreement, dated January 1, 2016, between Vivian Hong and Travelzoo Inc.

10.29*‡	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Mike Stitt dated March 7, 2016.

10.30*‡	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Richard Singer dated March 7, 2016.

21.1‡	—	Subsidiaries of Travelzoo Inc.

23.1‡	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith