Form 10-Q
period 2016-06-30
TRAVELZOO INC
filed 2016-08-04
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 4, 2016 was 13,845,416 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,560	$35,128
Accounts receivable, less allowance for doubtful accounts of $380 and $384 as of June 30, 2016 and December 31, 2015, respectively	18,400	16,398
Income tax receivable	833	1,356
Deposits	488	782
Deferred tax assets	1,129	1,230
Prepaid expenses and other	1,828	2,095
Total current assets	50,238	56,989
Deposits	719	501
Deferred tax assets	570	1,769
Restricted cash	1,398	1,400
Property and equipment, net	7,228	7,905
Other assets, net	—	15
Total assets	$60,153	$68,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,843	$23,655
Accrued expenses and other	10,982	10,140
Deferred revenue	1,040	1,085
Income tax payable	1,639	477
Note payable to related party	—	5,658
Total current liabilities	34,504	41,015
Long-term tax liabilities	3,053	3,000
Long-term deferred rent and other	2,906	3,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 13,889 shares issued and outstanding as of June 30, 2016 and 14,518 shares issued and outstanding as of December 31, 2015)	144	150
Additional paid-in capital	1,716	7,759
Retained earnings	21,455	17,386
Accumulated other comprehensive loss	(3,625)	(3,908)
Total stockholders’ equity	19,690	21,387
Total liabilities and stockholders’ equity	$60,153	$68,579

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$34,046	$36,792	$68,850	$75,937
Cost of revenues	3,612	5,208	7,621	9,754
Gross profit	30,434	31,584	61,229	66,183
Operating expenses:
Sales and marketing	19,135	20,715	38,094	42,792
Product development	2,089	3,206	4,964	6,295
General and administrative	5,434	5,335	11,247	11,786
Total operating expenses	26,658	29,256	54,305	60,873
Income from operations	3,776	2,328	6,924	5,310
Other income (loss), net	(91)	(218)	42	(664)
Income before income taxes	3,685	2,110	6,966	4,646
Income taxes	1,665	1,268	2,897	3,074
Net income	$2,020	$842	$4,069	$1,572
Basic net income per share	$0.14	$0.06	$0.29	$0.11
Diluted net income per share	$0.14	$0.06	$0.29	$0.11
Shares used in computing basic net income per share	14,066	14,730	14,246	14,730
Shares used in computing diluted net income per share	14,066	14,730	14,246	14,730

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$2,020	$842	$4,069	$1,572
Other comprehensive income (loss):
Foreign currency translation adjustment	91	1,225	283	(920)
Total comprehensive income	$2,111	$2,067	$4,352	$652

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,069	$1,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,250	1,510
Provision for losses on accounts receivable	44	52
Stock-based compensation	442	296
Deferred income tax	(211)	(242)
Net foreign currency effect	236	(165)
Changes in operating assets and liabilities:
Accounts receivable	(2,265)	(2,876)
Deposits	38	73
Income tax receivable	525	1,681
Prepaid expenses and other	182	635
Accounts payable	(2,210)	(1,236)
Reserve for unexchanged promotional shares	—	(1,393)
Accrued expenses	484	143
Income tax payable	1,268	23
Other non-current liabilities	53	795
Net cash provided by operating activities	3,905	868
Cash flows from investing activities:
Purchases of property and equipment	(648)	(753)
Release of restricted cash	—	57
Net cash used in investing activities	(648)	(696)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	58	—
Payment of loan to related party	(5,658)	—
Proceeds from loan from related party	—	2,250
Decrease in bank overdraft	—	(237)
Repurchase of common stock	(4,956)	—
Net cash provided by (used in) financing activities	(10,556)	2,013
Effect of exchange rate changes on cash and cash equivalents	(269)	(1,125)
Net increase (decrease) in cash and cash equivalents	(7,568)	1,060
Cash and cash equivalents at beginning of period	35,128	55,417
Cash and cash equivalents at end of period	$27,560	$56,477
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,072	$733
Cash paid for interest on related party loan	$110	$—
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
Our publications and products include the Travelzoo websites (www.travelzoo.com, www.travelzoo.ca, www.travelzoo.co.uk, www.travelzoo.de, www.travelzoo.es, www.travelzoo.fr, cn.travelzoo.com, www.travelzoo.co.jp, www.travelzoo.com.au, www.travelzoo.com.hk, www.travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, the SuperSearch pay-per-click travel search tool, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. The Travelzoo websites include Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. We also operate Fly.com, a travel search engine that allows users to quickly and easily find the best prices on flights from hundreds of airlines and online travel agencies.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of June 30, 2016, Azzurro is the Company's largest stockholder, holding approximately 53.5% of the Company's outstanding shares.
On August 20, 2015, we acquired the Travelzoo Asia Pacific business (“Travelzoo Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of Travelzoo Asia Pacific. Travelzoo Inc. accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Travelzoo Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Travelzoo Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Travelzoo Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015. See Note 10 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Travelzoo Asia Pacific.
Certain prior period statement of operations amounts have been reclassified to conform to the current period presentation. Starting from three months ended September 30, 2015, the Company changed the manner in which it allocates facilities costs to all of its operating activities and has a separate disclosure of product development costs as shown below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Cost of revenues	$120	$242
Sales and marketing	1,858	3,816
Product development	3,206	6,294
General and administrative	(5,184)	(10,352)
	$—	$—

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the SEC on March 14, 2016.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the recently acquired Travelzoo Asia Pacific subsidiaries reflected in the current and prior periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period, and the Company makes no representations related thereto.
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
In February 2016, the FASB issued an accounting standard update ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated results of operations, financial position, and cash flows and anticipates the adoption of this accounting standard will have a significant impact on the Company's consolidated financial statements given the Company has a significant number of leases.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting standard update will be effective for the Company on January 1, 2017 with early adoption permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.

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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic net income per share:
Net income	$2,020	$842	$4,069	$1,572
Weighted average common shares	14,066	14,730	14,246	14,730
Basic net income per share	$0.14	$0.06	$0.29	$0.11
Diluted net income per share:
Net income	$2,020	$842	$4,069	$1,572
Weighted average common shares	14,066	14,730	14,246	14,730
Effect of dilutive securities: stock options	—	—	—	—
Diluted weighted average common shares	14,066	14,730	14,246	14,730
Diluted net income per share	$0.14	$0.06	$0.29	$0.11
For the three and six months ended June 30, 2016 and June 30, 2015, options to purchase 600,000 and 425,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2016
Cash	$27,560	$27,560	$—	$—
Total cash	$27,560	$27,560	$—	$—

Certificates of deposit	$709	$—	$709	$—
Merchant bank deposit	722	722	—	—
Total restricted cash and cash equivalent	$1,431	$722	$709	$—

Balance at December 31, 2015
Cash	$35,128	$35,128	$—	$—
Total cash	$35,128	$35,128	$—	$—

Certificates of deposit	$708	$—	$708	$—
Merchant bank deposit	725	725	—	—
Total restricted cash and cash equivalent	$1,433	$725	$708	$—
At June 30, 2016, and December 31, 2015, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.
At December 31, 2015, the note payable to related party was not measured at fair value; however, the Company believes that the carrying amount of these assets and liabilities was a reasonable estimate of their fair value because of its relatively short maturity and subsequent payment.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the periods ended June 30, 2016 and December 31, 2015.
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

Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of $1,000 for these cash payments for the three months ended June 30, 2016 and 2015. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of $1,000 and $3,000 for these cash payments for the six months ended June 30, 2016 and 2015.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between July 31, 2016 and November 30, 2024. The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following table summarizes principal contractual commitments as of June 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$2,766	$5,399	$4,558	$4,090	$3,636	$8,522	$28,971
Purchase obligations	457	882	365	—	—	—	1,704
Total commitments	3,223	6,281	4,923	4,090	3,636	8,522	30,675
Local Deals and Getaways merchant payables included in accounts payable were $13.2 million and $19.1 million, as of June 30, 2016 and December 31, 2015, respectively.

Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended June 30, 2016 and 2015, the Company's effective tax rate was 45% and 60%, respectively. For the six months ended June 30, 2016 and 2015, the Company's effective tax rate was 42% and 66%, respectively. Our effective tax rate decreased for the three and six months ended June 30, 2016 from the corresponding three and six months ended June 30, 2015, due primarily to the change of geographic mix of taxable income and a $565,000 income tax expense for unrecognized tax benefits related to certain state tax matters for the six months ended June 30, 2015.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of June 30, 2016 are approximately $10.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $491,000 at June 30, 2016.
The Company maintains liabilities for uncertain tax positions. At June 30, 2016, the Company had approximately $2.1 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2016 and December 31, 2015, the Company had approximately $925,000 and $872,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by the IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended June 30, 2016 because the Company does not believe the IRS’s valuation of the Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Beginning balance	$(3,716)	$(4,747)
Other comprehensive income due to foreign currency translation, net of tax	91	1,225
Ending balance	$(3,625)	$(3,522)

	Six Months Ended
	June 30,
	2016	2015
Beginning balance	$(3,908)	$(2,602)
Other comprehensive income (loss) due to foreign currency translation, net of tax	283	(920)
Ending balance	$(3,625)	$(3,522)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015.
Note 7: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and became exercisable annually starting July 1, 2011. The options' original expiration date was November 2019. As of June 30, 2016, 300,000 of these options were forfeited upon the departure of the executive.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. As of June 30, 2016, 50,000 options were outstanding and vested. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. Total stock-based compensation for the three months ended June 30, 2016 and 2015 related to the outstanding stock option grant were $0 and $60,000, respectively. Total stock-based compensation for the six months ended June 30, 2016 and 2015 related to the outstanding stock option grant were $5,000 and $119,000, respectively. As of June 30, 2016, there was no unrecognized stock-based compensation expense relating to these options.
In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options became exercisable annually starting July 1, 2015. The options' original expiration date was July 2023. As of June 30, 2016, 25,000 options were forfeited and 50,000 of these options were canceled upon the departure of the executive.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of June 30, 2016, 400,000 options were outstanding and 100,000 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2016, related to this option grant were $196,000 and $391,000, respectively. As of June 30, 2016, there was approximately $1.2 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years. See Note 10 to the accompanying unaudited condensed consolidated financial statements for further information.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. As of June 30, 2016, 150,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2016, related to these option grants were $34,000 and $46,000, respectively. As of June 30, 2016, there was approximately $654,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.8 years.

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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. During the year ended December 31, 2015, the Company repurchased 212,000 shares of common stock for an aggregate purchase price of $1.7 million. The shares repurchased under this program were retired as of December 31, 2015. There were 56,000 shares remaining to be repurchased under this program as of December 31, 2015, which were repurchased and retired during the three months ended March 31, 2016.
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2016, the Company repurchased 246,000 shares of common stock, including the 56,000 shares from the previous stock repurchase program, for an aggregate purchase price of $2.0 million, which were retired as of March 31, 2016. During the three months ended June 30, 2016, the Company repurchased 383,000 shares of common stock, for an aggregate purchase price of $3.0 million, which were retired as of June 30, 2016. There were 427,000 shares remaining to be repurchased under this program as of June 30, 2016.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended June 30, 2016	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$2,412	$9,946	$21,688	$—	$34,046
Intersegment revenues	35	(247)	212	—	—
Total net revenues	2,447	9,699	21,900	—	34,046
Operating income (loss)	$(1,224)	$1,791	$3,209	$—	$3,776

Three Months Ended June 30, 2015	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$2,728	$10,337	$23,727	$—	$36,792
Intersegment revenues	(15)	(78)	93	—	—
Total net revenues	2,713	10,259	23,820	—	36,792
Operating income (loss)	$(268)	$47	$2,549	$—	$2,328

Six Months Ended June 30, 2016	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$4,671	$20,912	$43,267	$—	$68,850
Intersegment revenues	36	(321)	285	—	—
Total net revenues	4,707	20,591	43,552	—	68,850
Operating income (loss)	$(2,268)	$3,885	$5,307	—	$6,924

Six Months Ended June 30, 2015	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$5,381	$22,116	$48,440	$—	$75,937
Intersegment revenues	(20)	(295)	315	—	—
Total net revenues	5,361	21,821	48,755	—	75,937
Operating income (loss)	$(1,101)	$1,776	$4,635	$—	$5,310

As of June 30, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$281	$938	$6,009	$—	$7,228
Total assets	$4,545	$48,712	$73,552	$(66,656)	$60,153

As of December 31, 2015	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$369	$899	$6,652	$—	$7,920
Total assets	$5,845	$54,452	$71,626	$(63,344)	$68,579

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo Inc. and its wholly owned subsidiaries.
For the three months ended June 30, 2016 and 2015, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2016 and December 31, 2015, the Company had one Search customer that accounted for 17% and 15%, respectively, of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Asia Pacific
Travel	$2,220	$2,344	$4,247	$4,604
Search	9	16	14	27
Local	218	353	446	730
Total Asia Pacific revenues	$2,447	$2,713	$4,707	$5,361
Europe
Travel	$8,075	$8,155	$17,082	$17,604
Search	242	698	576	1,338
Local	1,382	1,406	2,933	2,879
Total Europe revenues	$9,699	$10,259	$20,591	$21,821
North America
Travel	$14,240	$14,688	$28,997	$30,728
Search	3,996	3,900	7,634	8,638
Local	3,664	5,232	6,921	9,389
Total North America revenues	$21,900	$23,820	$43,552	$48,755
Consolidated
Travel	$24,535	$25,187	$50,326	$52,936
Search	4,247	4,614	8,224	10,003
Local	5,264	6,991	10,300	12,998
Total revenues	$34,046	$36,792	$68,850	$75,937
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
United States	$20,887	$22,496	$41,189	$45,927
United Kingdom	6,547	6,856	13,668	14,727
Rest of the world	6,612	7,440	13,993	15,283
Total revenues	$34,046	$36,792	$68,850	$75,937

The following table sets forth long lived asset by geographic area (in thousands):

	As of June 30, 2016	As of December 31, 2015
United States	$5,527	$6,167
Rest of the world	1,701	1,753
Total long lived assets	$7,228	$7,920
Note 10: Related Party Transactions
On August 20, 2015, Travelzoo acquired the Travelzoo Asia Pacific business (“Travelzoo Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. ("Azzurro") under a licensing agreement with Travelzoo Inc. The Company held an option right to acquire Travelzoo Asia Pacific at fair market value as determined by a third party valuation expert. Under the terms of the definitive acquisition agreement, Travelzoo (Europe) Limited, a United Kingdom subsidiary of the Company, was authorized by the Company to exercise the option right to acquire Travelzoo Asia Pacific for a fair market transaction value of $22.6 million, subject to a working capital adjustment, using available cash of $17.0 million and a promissory note of $5.7 million with a maturity date of three years. In January 2016, Travelzoo (Europe) Limited paid off the promissory note of $5.7 million using available cash in Europe.
The Company’s board of directors established a special committee (the “Special Committee”), consisting of independent and disinterested directors and provided it with the exclusive power and authority to determine whether any potential transaction to acquire Travelzoo Asia Pacific was advisable, fair to and in the best interests of the Company's stockholders other than Azzurro, the principal stockholder of Travelzoo Inc. The Special Committee engaged independent legal counsel and an independent financial advisor, Stout Risius Ross, Inc. (“SRR”). The Special Committee obtained the right to select its own independent financial advisor, SRR, to independently determine the fair market value of Travelzoo Asia Pacific to be used as the option exercise price and received an opinion from SRR regarding the fairness of the Travelzoo Asia Pacific transaction from a financial point of view. SRR determined that $22.6 million represented the fair market value of Travelzoo Asia Pacific to be used as the option exercise price based upon the use of established valuation methodologies. The Special Committee, which was composed solely of independent and disinterested directors, unanimously approved the acquisition of Travelzoo Asia Pacific at the fair market value option exercise price with the assistance of its independent legal and financial advisors.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of June 30, 2016, Azzurro is the Company's largest stockholder, holding approximately 53.5% of the Company’s outstanding shares.
Since Azzurro had a controlling interest in both Travelzoo Inc. and Travelzoo Asia Pacific at the time of the transaction and in prior periods, this transaction is accounted for as a common control transaction and a change in reporting entity for the Company. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Travelzoo Asia Pacific for prior periods as though the transaction occurred at the beginning of each period presented, including the following adjustments:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Revenue	$2,713	$5,361
Operating loss	$(268)	(1,101)
Net Loss	$(484)	(1,663)
Other Comprehensive income	$64	188
Basic and diluted loss per share	$(0.03)	$(0.11)

The Travelzoo Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. At June 30, 2016, and December 31, 2015, Travelzoo Asia Pacific net liabilities, total assets minus total liabilities, were $9.1 million, and $6.8 million, respectively.
The Travelzoo Asia Pacific transaction proceeds of $22.6 million were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015.
Travelzoo (Europe) Limited, a United Kingdom subsidiary of the Company, acquired the Asia Pacific business, which includes certain customary seller indemnifications, through the acquisition of Travelzoo (Asia) Limited, including its wholly owned subsidiaries, and Travelzoo Japan KK. All significant intercompany accounts and transactions between Travelzoo Inc. and the acquired Travelzoo Asia Pacific entities have been eliminated for all periods presented.
In November 2014, Azzurro provided a loan to Travelzoo Asia Pacific of $1.0 million with a stated interest rate of 8%. There was a $1.0 million loan and $5,000 accrued interest due to Azzurro as of December 31, 2014. From January 1, 2015 to August 20, 2015, Azzurro provided loans to Travelzoo Asia Pacific amounting to $2.2 million with a stated interest rate of 10%. In September 2015, the Company paid the due and outstanding principal loan amount of $3.3 million and accrued interest of $128,000.
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
On August 20, 2015 we acquired the Travelzoo Asia Pacific business (“Travelzoo Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of Travelzoo Asia Pacific. Travelzoo Inc. accounted for this transaction as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of the each period presented. The Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Travelzoo Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015. See Note 10 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Travelzoo Asia Pacific.
Certain prior period statement of operations amounts have been reclassified to conform to the current period presentation. Starting from three months ended September 30, 2015, the Company changed the manner in which it allocates facilities costs to all of its operating activities and has a separate disclosure of product development costs as presented in Note 1 to the accompanying unaudited condensed consolidated financial statements.
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

We have three reportable segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy and recent terrorist attacks, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, and the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, and the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products. A number of factors will have an impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as the introduction of new web and mobile products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company is continuously reviewing the performance of these products, which has and will result in reduced traffic acquisition spend for these products and may result in merging the products, discontinuing or replacing one or both of them. Challenges with traffic acquisition from search engines and poor monetization on mobile devices have led to declines in Search revenue. Given these factors impacting our Search products, revenue from our Search products are expected to decline.

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
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to fluctuate in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets to result in an increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, whose claims were not escheated to states and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in professional fees for various initiatives.

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
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow our revenues; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, and Spain in 2008. In addition, from 2007 through 2009 we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. We also have launched new products to grow our revenue, such as the introduction of Fly.com in 2009, Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	10.6	14.2	11.1	12.8%
Gross profit	89.4	85.8	88.9	87.2
Operating expenses:
Sales and marketing	56.2	56.3	55.3	56.4
Product development	6.1	8.7	7.2	8.3
General and administrative	16.0	14.5	16.3	15.5
Total operating expenses	78.3	79.5	78.8	80.2
Income from operations	11.1	6.3	10.1	7.0
Other income (expense)	(0.3)	(0.6)	—	(0.9)
Income before income taxes	10.8	5.7	10.1	6.1
Income taxes	4.9	3.4	4.2	4.0
Net income	5.9%	2.3%	5.9%	2.1%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	June 30,
	2016	2015
Asia Pacific
Total members (1)	3,610,000	3,441,000
Average cost per acquisition of a new member	$3.94	$0.47
Revenue per member (2)	$2.81	$3.07
Revenue per employee (3)	$110,000	$110,000
Mobile application downloads	615,000	524,000
Social media followers	392,000	376,000
Europe
Total members (1)	8,146,000	7,566,000
Average cost per acquisition of a new member	$3.20	$3.57
Revenue per member (2)	$4.94	$5.63
Revenue per employee (3)	$257,000	$270,000
Mobile application downloads	1,526,000	1,324,000
Social media followers	654,000	552,000
North America
Total members (1)	17,376,000	17,152,000
Average cost per acquisition of a new member	$2.44	$2.21
Revenue per member (2)	$5.10	$5.61
Revenue per employee (3)	$413,000	$392,000
Mobile application downloads	2,920,000	2,527,000
Social media followers	2,444,000	2,081,000
Consolidated
Total members (1)	28,994,000	28,023,000
Average cost per acquisition of a new member	$2.77	$2.65
Revenue per member (2)	$4.77	$5.29
Revenue per employee (3)	$301,000	$298,000
Mobile application downloads	5,062,000	4,375,000
Social media followers	3,491,000	3,010,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Asia Pacific
Travel	2,220	2,344	4,247	4,604
Search	9	16	14	27
Local	218	353	446	730
Total Asia Pacific revenues	2,447	2,713	4,707	5,361
Europe
Travel	$8,075	$8,155	$17,082	$17,604
Search	242	698	576	1,338
Local	1,382	1,406	2,933	2,879
Total Europe revenues	$9,699	$10,259	$20,591	$21,821
North America
Travel	$14,240	$14,688	$28,997	$30,728
Search	3,996	3,900	7,634	8,638
Local	3,664	5,232	6,921	9,389
Total North America revenues	$21,900	$23,820	$43,552	$48,755
Travel	$24,535	$25,187	$50,326	$52,936
Search	4,247	4,614	8,224	10,003
Local	5,264	6,991	10,300	12,998
Total revenues	$34,046	$36,792	$68,850	$75,937
Asia Pacific
Asia Pacific revenues decreased $266,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015. The decrease was primarily due to a $145,000 decrease in Travel revenues, a $124,000 decrease in Local revenues and a $10,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $145,000 was primarily due to the decreased number of emails sent and paid clicks. The decrease in Local revenues of $124,000 was primarily due to the decreased number of Local Deals vouchers sold.
Asia Pacific revenues decreased $654,000 for the six months ended June 30, 2016 from the six months ended June 30, 2015. The decrease was primarily due to a $348,000 decrease in Local revenues, a $289,000 decrease in Travel revenues, and a $67,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Local revenues of $348,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $289,000 was primarily due to the decreased number of emails sent and paid clicks.
Europe
Europe revenues decreased $560,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015. This decrease was primarily due to a $340,000 negative impact from foreign currency movements relative to the U.S. dollar, a $428,000 decrease in Search revenues, offset by a $164,000 increase in Travel revenues. The decrease in Search revenue of $428,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The increase in Travel revenue of $164,000 was primarily due to an increased number of emails sent.

Europe revenues decreased $1.2 million for the six months ended June 30, 2016 from the six months ended June 30, 2015. This decrease was primarily due to a $842,000 negative impact from foreign currency movements relative to the U.S. dollar, a $707,000 decrease in Search revenues, offset by a $193,000 increase in Local revenues and a $125,000 increase in Travel revenues. The decrease in Search revenue of $707,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The increase in Local revenue of $193,000 was primarily due to an increased number of Local Deals vouchers sold. The increase in Travel revenue of $125,000 was primarily due to an increased number of emails sent.
North America
North America revenues decreased $1.9 million for the three months ended June 30, 2016 from the three months ended June 30, 2015. This decrease was primarily due to the decrease in Local and Travel revenues. The decrease in Local revenues of $1.6 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $448,000 was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The North America revenue decrease includes a $68,000 negative impact from foreign currency movement relative to the U.S. dollar.
North America revenues decreased $5.2 million for the six months ended June 30, 2016 from the six months ended June 30, 2015. This decrease was primarily due to the decrease in Local, Travel and Search and Local revenues. The decrease in Local revenues of $2.5 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $1.7 million was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The decrease in Search revenue of $1.0 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The North America revenue decrease includes a $213,000 negative impact from foreign currency movement relative to the U.S. dollar
For the three and six months ended June 30, 2016 and 2015, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff and facilities costs. Cost of revenues was $3.6 million and $5.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Cost of revenues was $7.6 million and $9.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
Cost of revenue decreased $1.6 million for the three months ended June 30, 2016 from the three months ended June 30, 2015. This decrease was primarily due to a $1.0 million decrease in payments made to third-party partners of the Travelzoo Network, and a $204,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Cost of revenue decreased $2.1 million for the six months ended June 30, 2016 from the six months ended June 30, 2015. This decrease was primarily due to a $1.5 million decrease in payments made to third-party partners of the Travelzoo Network, and a $254,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $19.1 million and $20.7 million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, advertising expenses accounted for 35% of the total sales and marketing expenses for each period and consisted primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses were $38.1 million and $42.8 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, advertising expenses accounted for 34% of the total sales and marketing expenses for each period.

Sales and marketing expenses decreased $1.6 million for the three months ended June 30, 2016 from the three months ended June 30, 2015. The decrease was primarily due to a $1.1 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $1.0 million decrease in brand marketing costs, offset by a $446,000 increase in Search traffic acquisition and member acquisition costs.
Sales and marketing expenses decreased $4.7 million for the six months ended June 30, 2016 from the six months ended June 30, 2015. The decrease was primarily due to a $3.1 million decrease in salary and employee related expenses due in part to a decrease in headcount, and a $1.2 million decrease in brand marketing costs.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.1 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively. Product development expenses were $5.0 million and $6.3 million for the three months ended June 30, 2016 and 2015, respectively.
Product development expenses decreased $1.1 million for three months ended June 30, 2016 from the three months ended June 30, 2015. The decrease was primarily due to $528,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Product development expenses decreased $1.3 million for six months ended June 30, 2016 from the six months ended June 30, 2015. The decrease was primarily due to a $686,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.4 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively. General and administrative expenses were $11.2 million and $11.8 million for the three months ended June 30, 2016 and 2015, respectively.
General and administrative expenses increased $99,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015. The increase was primarily due to $434,000 increase in professional service expenses, offset by a $313,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
General and administrative expenses decreased $539,000 for the six months ended June 30, 2016 from the six months ended June 30, 2015. The decrease was primarily due to decrease in salary and employee related expenses due in part to a decrease in headcount.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.7 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 45% and 60% for the three months ended June 30, 2016 and 2015, respectively. Income tax expense was $2.9 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 42.0% and 66.0% for the six months ended June 30, 2016 and 2015, respectively.
Our effective tax rate decreased for the three and six months ended June 30, 2016 from the three and six months ended June 30, 2015, due primarily to the change of geographic mix of taxable income and a $565,000 income tax expense for unrecognized tax benefits related to certain state tax matters for the six months ended June 30, 2015. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, losses or gains incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any.

U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $10.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2008 and are subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. Our 2009 and 2010 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, the Company received a Revenue Agent's Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. See Note 5 to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	2,447	2,713	4,707	5,361
Loss from operations	$(1,224)	$(268)	$(2,268)	$(1,101)
Loss from operations as a % of revenues	(50.0)%	(9.9)%	(48.2)%	(20.5)%
Asia Pacific net revenues decreased $266,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015 (see “Revenues” above). Asia Pacific expenses increased $690,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015. This increase was primarily due to a $606,000 increase in member acquisition and marketing costs.
Asia Pacific net revenues decreased $654,000 for the six months ended June 30, 2016 from the six months ended June 30, 2015 (see “Revenues” above). Asia Pacific expenses increased $513,000 for the six months ended June 30, 2016 from the six months ended June 30, 2015. This increase was primarily due to a $843,000 increase in member acquisition and marketing costs, a $220,000 increase in Local Deals and Getaways costs, including a $119,000 increase in member refunds, offset by a $565,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $31,000 for the three months ended June 30, 2016. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $46,000 for the three months ended June 30, 2015.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $113,000 for the six months ended June 30, 2016. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $54,000 for the six months ended June 30, 2015.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	9,699	10,259	20,591	21,821
Income from operations	$1,791	$47	$3,885	$1,776
Income from operations as a % of revenues	18.5%	0.5%	18.9%	8.1%
Europe net revenues decreased $560,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015 (see “Revenues” above). Europe expenses decreased $2.3 million for the three months ended June 30, 2016 from the three months ended June 30, 2015. This decrease was primarily due to a $1.4 million decrease in search traffic acquisition, member acquisition and marketing costs and a $249,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Europe net revenues decreased $1.2 million for the six months ended June 30, 2016 from the six months ended June 30, 2015 (see “Revenues” above). Europe expenses decreased $3.3 million for the six months ended June 30, 2016 from the six months ended June 30, 2015. This decrease was primarily due to a $2.0 million decrease in search traffic acquisition, member acquisition and marketing costs and a $866,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $121,000 for the three months ended June 30, 2016. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $74,000 for the three months ended June 30, 2015.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $257,000 for the six months ended June 30, 2016. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $45,000 for the six months ended June 30, 2015.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	21,900	23,820	43,552	48,755
Income from operations	$3,209	$2,549	$5,307	$4,635
Income from operations as a % of revenues	14.7%	10.7%	12.2%	9.5%
North America net revenues decreased $1.9 million for the three months ended June 30, 2016 from the three months ended June 30, 2015 (see “Revenues” above). North America expenses decreased $2.6 million for the three months ended June 30, 2016 from the three months ended June 30, 2015. This decrease was primarily due to a $1.8 million decrease in salary and employee related expense due in part to a decrease in headcount, and a $1.0 million decrease in payments made to third-party partners of the Travelzoo Network.
North America net revenues decreased $5.2 million for the six months ended June 30, 2016 from the six months ended June 30, 2015 (see “Revenues” above). North America expenses decreased $5.9 million for the six months ended June 30, 2016 from the six months ended June 30, 2015. This decrease was primarily due to a $3.7 million decrease in salary and employee related expense due in part to a decrease in headcount, and a $1.5 million decrease in payments made to third-party partners of the Travelzoo Network.

Liquidity and Capital Resources
As of June 30, 2016, we had $27.6 million in cash and cash equivalents, of which $16.2 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $35.1 million as of December 31, 2015 primarily as a result of cash used in financing activities, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$3,905	$868
Net cash used in investing activities	(648)	(696)
Net cash provided by (used in) financing activities	(10,556)	2,013
Effect of exchange rate changes on cash and cash equivalents	(269)	(1,125)
Net increase (decrease) in cash and cash equivalents	$(7,568)	$1,060

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2016 was $3.9 million which consisted of a net income of $4.1 million, adjustments for non-cash items of $1.8 million and a $1.9 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.3 million of depreciation and amortization expense on property and equipment, $211,000 of deferred taxes and $442,000 of stock-based compensation expense. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $2.3 million in accounts receivable, $2.2 million in accounts payable, offset by $1.8 million in income tax receivable and payable and $484,000 in accrued expenses. Net cash provided by operating activities for the six months ended June 30, 2015 was $868,000 which consisted of a net income of $1.6 million, adjustments for non-cash items of $1.5 million and a $2.2 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and amortization expense on property and equipment, $242,000 of deferred taxes and $296,000 of stock-based compensation expense. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $2.9 million in accounts receivable, $1.2 million in accounts payable, offset by $1.7 million in income tax receivable and payable and $143,000 in accrued expenses.
Cash paid for income tax net of refunds received during the six months ended June 30, 2016 and June 30, 2015 was $1.1 million and $733,000, respectively.
Net cash used in investing activities for the six months ended June 30, 2016 and 2015, was $648,000 and $696,000, respectively. The cash used in investing activities for the six months ended June 30, 2016 was primarily due to $648,000 in purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2015 was due to $753,000 purchases of property and equipment, offset by $57,000 release of restricted cash.
Net cash used in financing activities for the six months ended June 30, 2016 was $10.6 million and net cash provided by financing activities for the six months ended June 30, 2015 was $2.0 million. Net cash used in financing activities for the six months ended June 30, 2016 was primarily due to $5.7 million payment of related party loan and $5.0 million cash used in repurchases of our common stock. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily due to $2.3 million proceeds from related party loan.
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
The following summarizes our principal contractual commitments as of June 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$2,766	$5,399	$4,558	$4,090	$3,636	$8,522	$28,971
Purchase obligations	457	882	365	—	—	—	1,704
Total commitments	$3,223	$6,281	$4,923	$4,090	$3,636	$8,522	$30,675

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $3.1 million as of June 30, 2016. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 5 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the six months ended June 30, 2016 and 2015, our effective tax rates were 42% and 66%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 5 to the accompanying unaudited condensed consolidated financial statements for further information.
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

Recent Accounting Pronouncements
See "Note 1 - The Company and Basis of Presentation" to the accompanying unaudited condensed consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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
For the six months ended June 30, 2016 and June 30, 2015, we generated a profit of $4.1 million and $1.6 million, respectively. In the year ended December 31, 2015 and 2014, we generated a net income of $10.9 million and $13.1 million, respectively. Although we were profitable in 2015, the three and six months ended June 30, 2016, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company's 2009 federal income tax returns is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In connection with this examination, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of June 30, 2016 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaways or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaways, and hotel platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the continued expansion of our hotel platform, which may result in lower revenue depending on volume of hotel bookings.

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
For the six months ended June 30, 2016, our cash and cash equivalents decreased by $7.6 million to $27.6 million, of which $16.2 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 4 and 5 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Asia Pacific decreased 12.0% in the six months ended June 30, 2016 from the same period last year. Our operations in Asia Pacific incurred an operating loss of $2.3 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Our revenues in Europe decreased 6.0% in the six months ended June 30, 2016 from the same period last year. Our operations in Europe generated an operating income of $3.9 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
If we incur losses from our operations in the future, these losses may not have any recognizable tax benefit, which is the case for Asia Pacific business. We expect that this would have a material negative impact on our net income and cash flows. Any of these developments could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	uncertainties and instability in economic and market conditions caused by the United Kingdom's vote to exit the European Union;

•
uncertainty regarding how the United Kingdom's access to the European Union Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and European Union, will be impacted by the United Kingdom's vote to exit the European Union, including the resulting impact on our business and that of our clients;

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
We spent $5.3 million and $5.6 million on marketing initiatives relating to member acquisition and marketing for the six months ended June 30, 2016 and 2015, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like the Middle East conflicts, the global financial crisis that began in 2008 or the recent terrorist attacks in France, Turkey, Belgium and Germany have a negative impact on the travel industry and affect travelers' behavior. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on the travel industry. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
In addition, the United Kingdom’s vote to exit from the European Union could lead to economic uncertainty and have a negative impact on the travel industry and our European business. The United Kingdom could lose access to the single European Union market, travel between the United Kingdom and European Union countries could be restricted, and we could face new regulatory costs and challenges, the scope of which are presently unknown.
We may not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We are also in the early stages of testing a new and simpler design for our website. We cannot guarantee that our recently launched products will be embraced by our members. While we are striving to improve functionality, usability and design in our products, the recent enhancements on web and mobile may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues and a negative impact on our business.

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
Our future success depends to a significant extent on the continued service and coordination of our management team. The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. During 2015, there were several changes in executive management, as further described in previously filed 2015 Form 8-Ks, including the resignation of our CEO, Mr. Christopher Loughlin, who was replaced in January 2016 by Mr. Holger Bartel as Chairman and Global CEO, the departure of Simon Talling-Smith who served as President, Products and Emerging Businesses and the promotion of Mr. Michael Stitt to the position of President, North America.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended August 3, 2016, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.71 to $11.02. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of June 30, 2016, Azzurro is the Company's largest stockholder, holding approximately 53.5% of the Company's outstanding shares.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 for the three months ended June 30, 2016.
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
Our internal control over financial reporting may not be effective, and our independent registered public accounting firm may not be able to attest as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar and Japanese Yen. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $121,000 foreign exchange loss for the six month ended June 30, 2016.

Item 4.        Controls and Procedures
For the period ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended June 30, 2016, we made certain changes to internal control over financial reporting related to our implementation of an updated accounting system. Except for these changes, during the three months ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 383,000 shares of our equity securities during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
April 1, 2016 - April 30, 2016	136,000	$7.89	136,000	674,000
May 1, 2016 - May 31, 2016	142,000	$7.85	278,000	532,000
June 1, 2016 - June 30, 2016	105,000	$7.90	383,000	427,000
	383,000

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

Date: August 4, 2016