Form 10-Q
period 2016-09-30
TRAVELZOO INC
filed 2016-11-03
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 3, 2016 was 13,825,353 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$24,839	$35,128
Accounts receivable, less allowance for doubtful accounts of $327 and $384 as of September 30, 2016 and December 31, 2015, respectively	16,692	16,398
Income tax receivable	1,657	1,356
Deposits	490	782
Deferred tax assets	1,055	1,230
Prepaid expenses and other	2,472	2,167
Total current assets	47,205	57,061
Deposits	693	501
Deferred tax assets	655	1,769
Restricted cash	1,177	1,328
Property and equipment, net	6,730	7,905
Other assets, net	—	15
Total assets	$56,460	$68,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,616	$23,655
Accrued expenses and other	8,316	10,140
Deferred revenue	789	1,085
Income tax payable	2,029	477
Note payable to related party	—	5,658
Total current liabilities	29,750	41,015
Long-term tax liabilities	3,122	3,000
Long-term deferred rent and other	2,793	3,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 13,825 shares issued and outstanding as of September 30, 2016 and 14,518 shares issued and outstanding as of December 31, 2015)	143	150
Additional paid-in capital	1,387	7,759
Retained earnings	23,074	17,386
Accumulated other comprehensive loss	(3,809)	(3,908)
Total stockholders’ equity	20,795	21,387
Total liabilities and stockholders’ equity	$56,460	$68,579

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$30,440	$33,728	$99,290	$109,665
Cost of revenues	3,361	4,742	10,982	14,496
Gross profit	27,079	28,986	88,308	95,169
Operating expenses:
Sales and marketing	17,184	19,089	55,278	61,881
Product development	2,317	2,917	7,281	9,212
General and administrative	5,373	6,120	16,620	17,906
Total operating expenses	24,874	28,126	79,179	88,999
Income from operations	2,205	860	9,129	6,170
Other income (loss), net	251	(202)	293	(866)
Income before income taxes	2,456	658	9,422	5,304
Income taxes	837	(8,199)	3,734	(5,125)
Net income	$1,619	$8,857	$5,688	$10,429
Basic net income per share	$0.12	$0.60	$0.40	$0.71
Diluted net income per share	$0.12	$0.60	$0.40	$0.71
Shares used in computing basic net income per share	13,839	14,730	14,109	14,730
Shares used in computing diluted net income per share	13,867	14,730	14,119	14,730

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,619	$8,857	$5,688	$10,429
Other comprehensive income (loss):
Foreign currency translation adjustment	(184)	(362)	99	(1,282)
Total comprehensive income	$1,435	$8,495	$5,787	$9,147

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,688	$10,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,856	2,198
Provision for losses on accounts receivable	17	(99)
Stock-based compensation	692	146
Deferred income tax	(224)	(407)
Net foreign currency effect	(308)	789
Changes in operating assets and liabilities:
Accounts receivable	(547)	(2,052)
Deposits	51	118
Income tax receivable	(299)	1,980
Prepaid expenses and other	(438)	123
Accounts payable	(4,391)	(2,706)
Reserve for unexchanged promotional shares	—	(1,393)
Accrued expenses	(2,074)	(508)
Income tax payable	1,772	306
Other non-current liabilities	121	(7,849)
Net cash provided by operating activities	1,916	1,075
Cash flows from investing activities:
Purchases of property and equipment	(802)	(885)
Release of restricted cash	—	66
Net cash used in investing activities	(802)	(819)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	58	(16,974)
Payment of loan to related party	(5,658)	(3,250)
Proceeds from loan from related party	—	2,224
Decrease in bank overdraft	—	(341)
Repurchase of common stock	(5,727)	—
Reverse/forward stock split, including transaction costs	—	(102)
Net cash used in financing activities	(11,327)	(18,443)
Effect of exchange rate changes on cash and cash equivalents	(76)	(2,660)
Net decrease in cash and cash equivalents	(10,289)	(20,847)
Cash and cash equivalents at beginning of period	35,128	55,417
Cash and cash equivalents at end of period	$24,839	$34,570
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,198	$742
Cash paid for interest on related party loan	$110	$—
Note payable for the acquisition of the Asia Pacific business	$—	$5,658
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global media commerce company. We inform over 29 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of September 30, 2016, Azzurro is the Company's largest stockholder, holding approximately 53.7% of the Company's outstanding shares.
On August 20, 2015, we acquired the Travelzoo Asia Pacific business (“Travelzoo Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro under a licensing agreement with Travelzoo Inc. Azzurro was the majority stockholder of Travelzoo Asia Pacific. Travelzoo Inc. accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Travelzoo Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Travelzoo Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. The Travelzoo Asia Pacific transaction proceeds were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in 2015. See Note 10 to the accompanying unaudited condensed consolidated financial statements for further information on the acquisition of Travelzoo Asia Pacific.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the SEC on March 14, 2016.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the recently acquired Travelzoo Asia Pacific subsidiaries reflected in the current and prior periods. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period, and the Company makes no representations related thereto.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017 (as amended in August 2015 by ASU 2015-14, Deferral of the Effective Date). The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet selected the transition method, has not yet evaluated  nor has it determined the effect of the standard on its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. This accounting standard update will be effective for the Company for fiscal year ended December 31, 2016. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for the Company beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated statement of financial position.
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. This accounting standard update is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. This accounting standard update will be effective for the Company on January 1, 2018 with early adoption permitted. The Company has not yet evaluated  nor has it determined the effect of the standard on its ongoing financial reporting.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic net income per share:
Net income	$1,619	$8,857	$5,688	$10,429
Weighted average common shares	13,839	14,730	14,109	14,730
Basic net income per share	$0.12	$0.60	$0.40	$0.71
Diluted net income per share:
Net income	$1,619	$8,857	$5,688	$10,429
Weighted average common shares	13,839	14,730	14,109	14,730
Effect of dilutive securities: stock options	28	—	10	—
Diluted weighted average common shares	13,867	14,730	14,119	14,730
Diluted net income per share	$0.12	$0.60	$0.40	$0.71
For the three and nine months ended September 30, 2016 and September 30, 2015, options to purchase 200,000 and 775,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Financial Instruments
The following tables summarize our financial assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2016
Cash	$24,839	$24,839	$—	$—
Total cash	$24,839	$24,839	$—	$—

Certificates of deposit	$709	$—	$709	$—
Merchant bank deposit	727	727	—	—
Total restricted cash and cash equivalent	$1,436	$727	$709	$—

Balance at December 31, 2015
Cash	$35,128	$35,128	$—	$—
Total cash	$35,128	$35,128	$—	$—

Certificates of deposit	$708	$—	$708	$—
Merchant bank deposit	725	725	—	—
Total restricted cash and cash equivalent	$1,433	$725	$708	$—
At September 30, 2016, and December 31, 2015, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.

At December 31, 2015, the note payable to related party was not measured at fair value; however, the Company believes that the carrying amount of this liability was a reasonable estimate of its fair value because of its relatively short maturity and subsequent payment.
There have been no transfers and no changes in valuation methods for these assets or liabilities for the periods ended September 30, 2016 and December 31, 2015.
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
Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of zero and $1,000 for these cash payments for the three months ended September 30, 2016 and 2015, respectively. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of $1,000 and $2,000 for these cash payments for the nine months ended September 30, 2016 and 2015.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between October 31, 2016 and November 30, 2024. The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

The following table summarizes principal contractual commitments as of September 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$1,385	$5,448	$4,595	$4,072	$3,617	$8,518	$27,635
Purchase obligations	448	1,034	365	—	—	—	1,847
Total commitments	$1,833	$6,482	$4,960	$4,072	$3,617	$8,518	$29,482
Local Deals and Getaways merchant payables included in accounts payable were $14.2 million and $19.1 million, as of September 30, 2016 and December 31, 2015, respectively.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended September 30, 2016 and 2015, the Company's effective tax rate was 34% and (1,246)%, respectively. For the nine months ended September 30, 2016 and 2015, the Company's effective tax rate was 40% and (97)%, respectively. Our effective tax rate increased for the three and nine months ended September 30, 2016 from the corresponding three and nine months ended September 30, 2015, due primarily to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations in the three and nine months ended September 30, 2015.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of September 30, 2016 are approximately $11.7 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $624,000 at September 30, 2016.
The Company maintains liabilities for uncertain tax positions. At September 30, 2016, the Company had approximately $2.1 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2016 and December 31, 2015, the Company had approximately $983,000 and $872,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment it received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by the IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended September 30, 2016 because the Company does not believe the IRS’s valuation of the Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Beginning balance	$(3,625)	$(3,522)
Other comprehensive loss due to foreign currency translation, net of tax	(184)	(362)
Ending balance	$(3,809)	$(3,884)

	Nine Months Ended
	September 30,
	2016	2015
Beginning balance	$(3,908)	$(2,602)
Other comprehensive income (loss) due to foreign currency translation, net of tax	99	(1,282)
Ending balance	$(3,809)	$(3,884)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015.
Note 7: Stock-Based Compensation and Stock Options
In November 2009, the Company granted an executive stock options to purchase 300,000 shares of common stock with an exercise price of $14.97, of which 75,000 options vest and became exercisable annually starting July 1, 2011. The options' original expiration date was November 2019. As of September 30, 2016, 300,000 of these options were forfeited upon the departure of the executive.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. As of September 30, 2016, 50,000 options were outstanding and vested. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. Total stock-based compensation for the three months ended September 30, 2016 and 2015 related to the outstanding stock option grant were $0 and $60,000, respectively. Total stock-based compensation for the nine months ended September 30, 2016 and 2015 related to the outstanding stock option grant were $5,000 and $119,000, respectively. As of September 30, 2016, there was no unrecognized stock-based compensation expense relating to these options.

In July 2013, the Company granted an executive stock options to purchase 75,000 shares of common stock with an exercise price of $29.58, of which 25,000 options became exercisable annually starting July 1, 2015. The options' original expiration date was July 2023. As of September 30, 2016, 25,000 options were forfeited and 50,000 of these options were canceled upon the departure of the executive.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of September 30, 2016, 400,000 options were outstanding and 100,000 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2016, related to this option grant were $196,000 and $587,000, respectively. As of September 30, 2016, there was approximately $1.0 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years. See Note 10 to the accompanying unaudited condensed consolidated financial statements for further information.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. As of September 30, 2016, 150,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2016, related to these option grants were $54,000 and $100,000, respectively. As of September 30, 2016, there was approximately $609,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.5 years.
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
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2016, the Company repurchased 246,000 shares of common stock, including the 56,000 shares from the previous stock repurchase program, for an aggregate purchase price of $2.0 million, which were retired as of March 31, 2016. During the three months ended June 30, 2016, the Company repurchased 383,000 shares of common stock, for an aggregate purchase price of $3.0 million, which were retired as of June 30, 2016. During the three months ended September 30, 2016, the Company repurchased 64,000 shares of common stock, for an aggregate purchase price of $582,000, which were retired as of September 30, 2016. There were 363,000 shares remaining to be repurchased under this program as of September 30, 2016.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended September 30, 2016	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$2,531	$9,003	$18,906	$—	$30,440
Intersegment revenues	35	(188)	153	—	—
Total net revenues	2,566	8,815	19,059	—	30,440
Operating income (loss)	$(790)	$1,626	$1,369	$—	$2,205

Three Months Ended September 30, 2015	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$2,746	$10,444	$20,538	$—	$33,728
Intersegment revenues	(28)	(127)	155	—	—
Total net revenues	2,718	10,317	20,693	—	33,728
Operating income (loss)	$(414)	$587	$687	$—	$860

Nine Months Ended September 30, 2016	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$7,202	$29,915	$62,173	$—	$99,290
Intersegment revenues	71	(509)	438	—	—
Total net revenues	7,273	29,406	62,611	—	99,290
Operating income (loss)	$(3,058)	$5,511	$6,676	—	$9,129

Nine Months Ended September 30, 2015	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$8,127	$32,560	$68,978	$—	$109,665
Intersegment revenues	(48)	(422)	470	—	—
Total net revenues	8,079	32,138	69,448	—	109,665
Operating income (loss)	$(1,515)	$2,363	$5,322	$—	$6,170

As of September 30, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$249	$895	$5,586	$—	$6,730
Total assets	$4,304	$47,064	$71,643	$(66,551)	$56,460

As of December 31, 2015	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$369	$899	$6,652	$—	$7,920
Total assets	$5,845	$54,452	$71,626	$(63,344)	$68,579

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo Inc. and its wholly owned subsidiaries.
For the three months ended September 30, 2016 and 2015, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2016 and December 31, 2015, the Company had one Search customer that accounted for 17% and 15%, respectively, of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Asia Pacific
Travel	$2,335	$2,426	$6,582	$7,029
Search	8	3	22	30
Local	223	289	669	1,020
Total Asia Pacific revenues	$2,566	$2,718	$7,273	$8,079
Europe
Travel	$7,357	$8,190	$24,439	$25,793
Search	341	725	917	2,064
Local	1,117	1,402	4,050	4,281
Total Europe revenues	$8,815	$10,317	$29,406	$32,138
North America
Travel	$12,493	$12,986	$41,490	$43,716
Search	3,268	3,816	10,902	12,453
Local	3,298	3,891	10,219	13,279
Total North America revenues	$19,059	$20,693	$62,611	$69,448
Consolidated
Travel	$22,185	$23,602	$72,511	$76,538
Search	3,617	4,544	11,841	14,547
Local	4,638	5,582	14,938	18,580
Total revenues	$30,440	$33,728	$99,290	$109,665
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
United States	$18,035	$19,465	$59,224	$65,391
United Kingdom	5,705	6,686	19,373	21,413
Rest of the world	6,700	7,577	20,693	22,861
Total revenues	$30,440	$33,728	$99,290	$109,665

The following table sets forth long lived asset by geographic area (in thousands):

	As of September 30, 2016	As of December 31, 2015
United States	$5,124	$6,167
Rest of the world	1,606	1,753
Total long lived assets	$6,730	$7,920
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of September 30, 2016, Azzurro is the Company's largest stockholder, holding approximately 53.7% of the Company’s outstanding shares.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Revenue	$2,718	$8,079
Operating loss	$(414)	$(1,515)
Net Loss	$(480)	$(2,148)
Other Comprehensive income	$115	$303
Basic and diluted loss per share	$(0.03)	$(0.15)

The Travelzoo Asia Pacific assets and liabilities have been combined with Travelzoo Inc. at their carrying values as though the transaction occurred at the beginning of each period presented. At September 30, 2016, and December 31, 2015, Travelzoo Asia Pacific net liabilities, total assets minus total liabilities, were $9.9 million, and $6.8 million, respectively.
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
Overview
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global media commerce company. We inform over 29 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
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
We do not know what our product development expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in the way that we present our deals to our audience. For example, we recently launched our fully responsive website that adjusts to different screen sizes and allows our members to more readily search our deals, which we believe will improve the user experience on our site; however, this may lead to unforeseen issues that could adversely affect our revenue and business. In addition, our new website will no longer feature our SuperSearch product in order to simplify the overall search experience and this is expected to result in lower revenue for SuperSearch in the future. We expect our efforts on developing our product and services will continue to be a focus in the future, which may lead to increased product development expenses. This increase in expense may be the result of an increase in headcount, the compensation related to existing headcount and the increased use of professional services. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our product development expenses. We expect to incur additional costs related to the development of our hotel platform capabilities, which we are developing, in part, to address the shift to mobile devices. We also may increase our investment in product development to ensure our products are suited for different regions such as Asia Pacific. In addition, we expect to incur additional costs related to the development of our search capabilities of our website and mobile applications.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to fluctuate in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to fluctuate. We expect our continued expansion into foreign markets to result in an increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, whose claims were not escheated to states and who failed to submit requests to convert shares into Travelzoo Inc. within the required time period. We expect an increase in professional fees for various initiatives.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.0	14.1	11.1	13.2%
Gross profit	89.0	85.9	88.9	86.8
Operating expenses:
Sales and marketing	56.5	56.6	55.7	56.5
Product development	7.6	8.6	7.3	8.4
General and administrative	17.7	18.1	16.7	16.3
Total operating expenses	81.8	83.3	79.7	81.2
Income from operations	7.2	2.6	9.2	5.6
Other income (expense)	0.8	(0.6)	0.3	(0.8)
Income before income taxes	8.0	2.0	9.5	4.8
Income taxes	2.7	(24.3)	3.8	(4.7)
Net income	5.3%	26.3%	5.7%	9.5%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	September 30,
	2016	2015
Asia Pacific
Total members (1)	3,603,000	3,420,000
Average cost per acquisition of a new member	$2.98	$2.25
Revenue per member (2)	$2.94	$2.99
Revenue per employee (3)	$118,000	$112,000
Mobile application downloads	635,000	548,000
Social media followers	483,000	382,000
Europe
Total members (1)	8,203,000	7,795,000
Average cost per acquisition of a new member	$2.31	$3.20
Revenue per member (2)	$4.49	$5.83
Revenue per employee (3)	$230,000	$273,000
Mobile application downloads	1,567,000	1,391,000
Social media followers	637,000	585,000
North America
Total members (1)	17,391,000	17,231,000
Average cost per acquisition of a new member	$2.10	$2.31
Revenue per member (2)	$4.44	$5.47
Revenue per employee (3)	$365,000	$358,000
Mobile application downloads	2,986,000	2,685,000
Social media followers	2,507,000	2,219,000
Consolidated
Total members (1)	29,059,000	28,307,000
Average cost per acquisition of a new member	$2.25	$2.30
Revenue per member (2)	$4.27	$5.29
Revenue per employee (3)	$271,000	$282,000
Mobile application downloads	5,188,000	4,076,000
Social media followers	3,627,000	2,804,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Asia Pacific
Travel	$2,335	$2,426	$6,582	$7,029
Search	8	3	22	30
Local	223	289	669	1,020
Total Asia Pacific revenues	$2,566	$2,718	$7,273	$8,079
Europe
Travel	$7,357	$8,190	$24,439	$25,793
Search	341	725	917	2,064
Local	1,117	1,402	4,050	4,281
Total Europe revenues	$8,815	$10,317	$29,406	$32,138
North America
Travel	$12,493	$12,986	$41,490	$43,716
Search	3,268	3,816	10,902	12,453
Local	3,298	3,891	10,219	13,279
Total North America revenues	$19,059	$20,693	$62,611	$69,448
Consolidated
Travel	$22,185	$23,602	$72,511	$76,538
Search	3,617	4,544	11,841	14,547
Local	4,638	5,582	14,938	18,580
Total revenues	$30,440	$33,728	$99,290	$109,665
Asia Pacific
Asia Pacific revenues decreased $152,000 for the three months ended September 30, 2016 from the three months ended September 30, 2015. This decrease was primarily due to a $242,000 decrease in Travel revenues, an $81,000 decrease in Local revenues, offset by a $130,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $242,000 was primarily due to the decreased number of emails sent and paid clicks. The decrease in Local revenues of $81,000 was primarily due to the decreased number of Local Deals vouchers sold.
Asia Pacific revenues decreased $806,000 for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily due to a $429,000 decrease in Local revenues, a $531,000 decrease in Travel revenues, offset by a $63,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Local revenues of $429,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $531,000 was primarily due to the decreased number of emails sent and paid clicks.
Europe
Europe revenues decreased $1.5 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. This decrease was primarily due to a $947,000 negative impact from foreign currency movements relative to the U.S. dollar and a $331,000 decrease in Search revenues. The decrease in Search revenue of $331,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.
Europe revenues decreased $2.7 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily due to a $1.8 million negative impact from foreign currency movements relative to the U.S. dollar, and a $1.0 million decrease in Search revenues. The decrease in Search revenue of $1.0 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

North America
North America revenues decreased $1.6 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. This decrease was primarily due to the decrease in Local, Search and Travel revenues. The decrease in Local revenues of $593,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Search revenue of $549,000 was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The decrease in Travel revenue of $482,000 was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The North America revenue decrease includes a $2,000 positive impact from foreign currency movement relative to the U.S. dollar.
North America revenues decreased $6.8 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily due to the decrease in Local, Travel and Search revenues. The decrease in Local revenues of $3.1 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $2.2 million was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The decrease in Search revenue of $1.5 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition. The North America revenue decrease includes a $215,000 negative impact from foreign currency movement relative to the U.S. dollar
For the three and nine months ended September 30, 2016 and 2015, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell, and salary expenses associated with network operations and customer service staff and facilities costs. Cost of revenues was $3.4 million and $4.7 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Cost of revenues was $11.0 million and $14.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Cost of revenue decreased $1.3 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. This decrease was primarily due to a $1.0 million decrease in payments made to third-party partners of the Travelzoo Network, and a $161,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Cost of revenue decreased $3.5 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily due to a $2.5 million decrease in payments made to third-party partners of the Travelzoo Network, a $534,000 decrease in Local Deals and Getaways costs including a $202,000 decrease in member refunds and a $413,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $17.2 million and $19.1 million for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, advertising expenses accounted for 31% and 38%, respectively, of the total sales and marketing expenses and consisted primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses were $55.3 million and $61.9 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, advertising expenses accounted for 33% and 34%, respectively, of the total sales and marketing expenses.
Sales and marketing expenses decreased $1.9 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. The decrease was primarily due to a $697,000 increase in Search traffic acquisition and member acquisition costs, a $694,000 decrease in brand marketing costs, a $643,000 decrease in salary and employee related expenses due in part to a decrease in headcount.

Sales and marketing expenses decreased $6.6 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The decrease was primarily due to a $3.7 million decrease in salary and employee related expenses due in part to a decrease in headcount, and a $1.9 million decrease in brand marketing costs.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.3 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively. Product development expenses were $7.3 million and $9.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Product development expenses decreased $600,000 for three months ended September 30, 2016 from the three months ended September 30, 2015. The decrease was primarily due to $288,000 decrease in salary and employee related expenses due in part to a decrease in headcount and a $132,000 decrease in professional service expenses
Product development expenses decreased $1.9 million for nine months ended September 30, 2016 from the nine months ended September 30, 2015. The decrease was primarily due to a $959,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.4 million and $6.1 million for the three months ended September 30, 2016 and 2015, respectively. General and administrative expenses were $16.6 million and $17.9 million for the three months ended September 30, 2016 and 2015, respectively.
General and administrative expenses decreased $747,000 for the three months ended September 30, 2016 from the three months ended September 30, 2015. The decrease was primarily due to $597,000 decrease in salary, stock based compensation and employee related expenses due in part to a decrease in headcount.
General and administrative expenses decreased $1.3 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The decrease was primarily due to a $1.6 million decrease in salary, stock based compensation and employee related expenses due in part to a decrease in headcount.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense and benefit was $837,000 and $8.2 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 34% and (1,246)% for the three months ended September 30, 2016 and 2015, respectively. Income tax expense and benefit was $3.7 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 40% and (97)% for the nine months ended September 30, 2016 and 2015, respectively.
Our effective tax rate increased for the three and nine months ended September 30, 2016 from the three and nine months ended September 30, 2015, due primarily to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations for the three and nine months ended September 30, 2015. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, losses or gains incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $11.7 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.

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
Segment Information
Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	$2,566	$2,718	$7,273	$8,079
Loss from operations	$(790)	$(414)	$(3,058)	$(1,515)
Loss from operations as a % of revenues	(30.8)%	(15.2)%	(42.0)%	(18.8)%
Asia Pacific net revenues decreased $152,000 for the three months ended September 30, 2016 from the three months ended September 30, 2015 (see “Revenues” above). Asia Pacific expenses increased $224,000 for the three months ended September 30, 2016 from the three months ended September 30, 2015. This increase was primarily due to an increase in member acquisition and marketing costs.
Asia Pacific net revenues decreased $806,000 for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 (see “Revenues” above). Asia Pacific expenses increased $737,000 for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This increase was primarily due to a $986,000 increase in member acquisition and marketing costs, a $281,000 increase in Local Deals and Getaways costs, including a $116,000 increase in member refunds, offset by a $450,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $60,000 for the three months ended September 30, 2016. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $9,000 for the three months ended September 30, 2015.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $157,000 for the nine months ended September 30, 2016. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $78,000 for the nine months ended September 30, 2015.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	$8,815	$10,317	$29,406	$32,138
Income from operations	$1,626	$587	$5,511	$2,363
Income from operations as a % of revenues	18.4%	5.7%	18.7%	7.4%

Europe net revenues decreased $1.5 million for the three months ended September 30, 2016 from the three months ended September 30, 2015 (see “Revenues” above). Europe expenses decreased $2.5 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. This decrease was primarily due to a $1.0 million decrease in search traffic acquisition, member acquisition and marketing costs and a $645,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Europe net revenues decreased $2.7 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 (see “Revenues” above). Europe expenses decreased $5.9 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily due to a $3.0 million decrease in search traffic acquisition, member acquisition and marketing costs and a $1.5 million decrease in salary and employee related expense due in part to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $122,000 for the three months ended September 30, 2016. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $60,000 for the three months ended September 30, 2015.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $379,000 for the nine months ended September 30, 2016. Foreign currency movements relative to the U.S. dollar positively impacted our income from our operations in Europe by approximately $15,000 for the nine months ended September 30, 2015.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	$19,059	$20,693	$62,611	$69,448
Income from operations	$1,369	$687	$6,676	$5,322
Income from operations as a % of revenues	7.2%	3.3%	10.7%	7.7%
North America net revenues decreased $1.6 million for the three months ended September 30, 2016 from the three months ended September 30, 2015 (see “Revenues” above). North America expenses decreased $2.3 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. This decrease was primarily due to a $1.2 million decrease in salary, stock based compensation and employee related expenses due in part to a decrease in headcount, and a $989,000 decrease in payments made to third-party partners of the Travelzoo Network.
North America net revenues decreased $6.8 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 (see “Revenues” above). North America expenses decreased $8.2 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily due to a $4.8 million decrease in salary, stock based compensation and employee related expenses due in part to a decrease in headcount, and a $2.4 million decrease in payments made to third-party partners of the Travelzoo Network.
Liquidity and Capital Resources
As of September 30, 2016, we had $24.8 million in cash and cash equivalents, of which $13.5 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $35.1 million as of December 31, 2015 primarily as a result of cash used in financing activities, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$1,916	$1,075
Net cash used in investing activities	(802)	(819)
Net cash used in financing activities	(11,327)	(18,443)
Effect of exchange rate changes on cash and cash equivalents	(76)	(2,660)
Net decrease in cash and cash equivalents	$(10,289)	$(20,847)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2016 was $1.9 million which consisted of a net income of $5.7 million, adjustments for non-cash items of $2.0 million and a $5.8 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.9 million of depreciation and amortization expense on property and equipment, $224,000 of deferred taxes and $692,000 of stock-based compensation expense. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $4.4 million in accounts payable, $2.1 million in accrued expenses and other, offset by $1.5 million in income tax receivable and payable. Net cash provided by operating activities for the nine months ended September 30, 2015 was $1.1 million which consisted of a net income of $10.4 million, adjustments for non-cash items of $2.6 million and a $11.9 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $2.2 million of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $7.8 million in other non-current liabilities, $2.0 million in accounts receivable, $1.4 million in accrued expenses for unexchanged promotional shares, $3.2 million in accounts payable and accrued expenses, offset by $2.1 million in income tax receivable.
Cash paid for income tax net of refunds received during the nine months ended September 30, 2016 and September 30, 2015 was $2.2 million and $742,000, respectively.
Net cash used in investing activities for the nine months ended September 30, 2016 and 2015, was $802,000 and $819,000, respectively. The cash used in investing activities for the nine months ended September 30, 2016 was primarily due to $802,000 in purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2015 was due to $885,000 purchases of property and equipment, offset by $202,000 release of restricted cash.
Net cash used in financing activities for the nine months ended September 30, 2016 and 2015 were $11.3 million and $18.4 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to $5.7 million payment of related party loan and $5.7 million cash used in repurchases of our common stock. Net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to cash used in acquiring the Travelzoo Asia Pacific business.
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
The following summarizes our principal contractual commitments as of September 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$1,385	$5,448	$4,595	$4,072	$3,617	$8,518	$27,635
Purchase obligations	448	1,034	365	—	—	—	1,847
Total commitments	$1,833	$6,482	$4,960	$4,072	$3,617	$8,518	$29,482

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $3.1 million as of September 30, 2016. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 5 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the nine months ended September 30, 2016 and 2015, our effective tax rates were 40% and (97)%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 5 to the accompanying unaudited condensed consolidated financial statements for further information.
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
For the nine months ended September 30, 2016 and September 30, 2015, we generated a profit of $5.7 million and $10.4 million, respectively. In the year ended December 31, 2015 and 2014, we generated a net income of $10.9 million and $13.1 million, respectively. Although we were profitable in 2015 and during the three and nine months ended September 30, 2016, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company's 2009 federal income tax returns is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. In connection with this examination, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of September 30, 2016 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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

Changes to our technology and user interface for our website and mobile applications used to present our deals could adversely affect our revenue and business.
Our business depends on website and mobile technology interface in order to present deals to our members and generate revenue from our advertisers. Changes to our website and mobile technology and user interface intended to enhance the user experience may have an adverse impact on our member activity and may reduce revenue from advertisers. In October 2016, we recently launched our fully responsive website that adjusts to different screen sizes and allows our members to more readily search our deals, which we believe will improve the user experience on our site; however, this may lead to unforeseen issues that could adversely affect our revenue and business. In addition, our new website will no longer feature our SuperSearch product in order to simplify the overall search experience and this is expected to result in lower revenue for SuperSearch in the future.
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
For the nine months ended September 30, 2016, our cash and cash equivalents decreased by $10.3 million to $24.8 million, of which $13.5 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 4 and 5 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. The most recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition. Moreover, declines or disruptions in the travel industry could adversely affect the hotel booking platform and financial performance.
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
Our revenues in Asia Pacific decreased 10.0% in the nine months ended September 30, 2016 from the same period last year. Our operations in Asia Pacific incurred an operating loss of $3.1 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. Our revenues in Europe decreased 9.0% in the nine months ended September 30, 2016 from the same period last year. Our operations in Europe generated an operating income of $5.5 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. We intend to continue adding a significant number of members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
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
We spent $7.0 million and $7.9 million on marketing initiatives relating to member acquisition and marketing for the nine months ended September 30, 2016 and 2015, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We also recently launched a new and simpler design for our website. We cannot guarantee that our recently launched products will be embraced by our members. While we are striving to improve functionality, usability and design in our products, the recent enhancements on web and mobile may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues and a negative impact on our business.
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
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, TripAdvisor, and Priceline that also offer advertising placements and hotel booking platforms to capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. We compete with companies like Groupon and LivingSocial that sell vouchers for deals from local businesses such as spas, hotels and restaurants. Recently, Groupon announced that it is purchasing LivingSocial. It is difficult to predict at this time what affect the business combination will have on the Local Deals and Getaways market. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaways products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended November 3, 2016, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.71 to $13.16. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of September 30, 2016, Azzurro is the Company's largest stockholder, holding approximately 53.7% of the Company's outstanding shares.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 for the nine months ended September 30, 2016.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar and Japanese Yen. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $29,000 foreign exchange gain for the nine month ended September 30, 2016.

Item 4.        Controls and Procedures
For the period ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were also effective to ensure that information required to be disclosed by us in this quarterly report was accumulated and communicated to our management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer to allow timely decisions regarding its disclosure.
During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 64,000 shares of our equity securities during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
July 1, 2016 - July 31, 2016	44,000	$7.97	44,000	383,000
August 1, 2016 - August 31, 2016	20,000	$11.63	64,000	363,000
September 1, 2016 - September 30, 2016	—	$—	64,000	363,000
	64,000

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

Date: November 3, 2016