Form 10-K
period 2016-12-31
TRAVELZOO INC
filed 2017-03-15
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $51,797,780.
The number of shares of the Registrant's common stock outstanding as of March 3, 2017 was 13,407,235 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global publisher of travel and entertainment offers. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo's rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile applications. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 8.0 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 3.6 million followers on Facebook and Twitter. Our mobile applications have been downloaded 5.3 million times.
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
More than 2,000 companies use our services, including Air France, Air New Zealand, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, InterContinental Hotels Group, JTB Corporation, Lufthansa, Key Tours International, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines and Virgin America.
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

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2016, Asia Pacific operations were 8% of revenues, European operations were 30% of revenues and North American operations were 62% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2016, Azzurro is the Company's largest stockholder, holding approximately 55.2% of the Company's outstanding shares.
As of December 31, 2016, there were 13,461,553 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. We believe there is a sizable travel and entertainment industry in which we participate in that provides an opportunity to find high quality deals for our members and users. According to the World Trade & Tourism Council, global Travel & Tourism produced $7.2 trillion in value (9.8% of global GDP) for the global economy in 2015 and direct spending on leisure travel in the United States by domestic and international travelers is expected to rise by 4.2% per year to $5,645.8 billion in 2026. In addition, 79% of the domestic trips were taken for leisure purposes, according to the U.S. Travel Association. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Asia, Europe and North America to capture high quality deals for our members and users.
While our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2017, BIA/Kelsey forecasts total local media revenues to reach $148.8 billion in 2017. Online/digital will grow to $50.2 billion or 33.7 % of total local media revenues in 2017. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. BIA/Kelsey anticipates that location-targeted mobile advertising revenues will grow from $12.4 billion in 2016 to $16.0 billion in 2017.
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

The following table presents an overview of our products:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo websites	Websites in the U.S., Canada, France, Germany, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses	24/7	8.0 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	28.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	26.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	178 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 380 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Travelzoo Mobile Applications	iPhone and Android applications that allow users to discover the best Travel, Entertainment and Local Deals.	On-demand	5.3 million downloads	Allows travel, entertainment and local deals advertisers to reach our audience that is on the go.	24/7 access to travel, entertainment and local deals for consumers that are on the go.

SuperSearch	Travel search tool using a proprietary algorithm to recommend sites and enable one-click searching	On-demand	2.9 million monthly searches	Drives qualified traffic directly to advertiser site on a pay-per-click basis	Saves time and money by recommending the sites most likely to have great rates for a specific itinerary

Fly.com	Travel search engine that enables users to find and compare the best flight, hotel and rental car options from multiple sources	On-demand	1.7 million monthly searches	Provides advertisers a low cost distribution channel and retention of the user engagement on the advertiser's website	Free access to real-time price comparisons from airlines and online travel agencies

*
For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network, SuperSearch, Fly.com and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2016.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 8.0 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 3.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 5.3 million times.
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

Benefits to Consumers
Our Travelzoo websites, Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, Getaway, the Travelzoo Network, SuperSearch search tool, and Fly.com search engine provide consumers information on current offers at no cost to the consumer. Key features of our products include:

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

Advertisers
As of December 31, 2016, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air France	InterContinental Hotels Group
Air New Zealand	JPB Corporation
British Airways	Key Tours International
Cathay Pacific Airways	Lufthansa
Ctrip	Princess Cruises
Emirates	Royal Caribbean
Etihad	Singapore Airlines
Expedia	Starwood Hotels & Resorts Worldwide
Fairmont Hotels and Resorts	Travelocity
Hawaiian Airlines	United Airlines
Hilton Hotels & Resorts	Virgin America
As discussed in Note 10 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2016, 2015 and 2014. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2016, 8% of our total revenues were generated from our Asia Pacific operations, 30% of our total revenues were generated from our European operations and 62% of our total revenues were generated from our North American operations. See Note 10 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2016, our advertising sales force and sales support staff consisted of 143 employees worldwide. We intend to grow our advertiser base by expanding over time the size of our sales force.
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

Competition
We compete for advertising dollars with large Internet portal sites such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local businesses. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, Priceline and TripAdvisor that also offer advertising placements, airline travel comparisons, hotel booking and capture consumer interest. We compete with companies like Groupon, Amazon, and Gilt City that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We expect to face increased competition from other Internet and technology-based businesses such as Google and Amazon, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price, performance and audience quality.
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
Employees
As of December 31, 2016, we had 444 employees in Asia Pacific, Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the years ended December 31, 2016, 2015 and 2014, we generated net income of $6.6 million, $10.9 million and $13.1 million, respectively. Although we were profitable in 2016, 2015 and 2014, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products, discontinue underperforming products, as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We may significantly increase our operating expenses related to advertising campaigns, as well as our hotel booking platform, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new members.
If revenues fall below our expectations in any quarter and we are unable to quickly reduce our operating expenses in response, our operating results would be lower than expected and our stock price may fall.

Our expansion of our product offering to include the addition of a hotel booking platform may result in additional costs that exceed revenue and may trigger additional stock volatility.
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

Our Local Deals business may be adversely impacted by competition and decreased consumer demand for vouchers.

Our Local Deals and Getaway formats of advertising include the sale of vouchers directly to consumers to advertise promotional deals provided by merchants.

For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require investments to maintain and grow the business including additional sales force hiring and additional spend on customer service, marketing, technology tracking systems and payment processing. The rate at which our existing customers purchase vouchers has declined, and may continue to decline, given, among other things, increased competition in the marketplace and the decrease in demand of consumers for voucher deals. Historically, our customers often purchased a voucher when they received our emails, even though they may not have intended to use the voucher in the near term. The growth in recent periods of competition and the marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. This shift in purchasing behavior may adversely impact revenues. While we are continuing to evolve our strategy to address the changing market dynamics, we may not always be successful in doing so.

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

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company's 2009 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of December 31, 2016 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.
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
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our members. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, change of ownership, and advertiser closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our members or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaway or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaway or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaway and hotel platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the continued expansion of our hotel platform, which may result in lower revenue depending on volume of hotel bookings.
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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers or merchants that are outside our control. For our Local Deals and Getaway merchants, since we are selling vouchers on behalf of the merchants directly to our members, we face exposures should merchants not fully honor the deals. As for our travel business, we are only collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible to the consumer to provide the consumer the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.

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
Our business depends on website and mobile technology interface in order to present deals to our members and generate revenue from our advertisers. Changes to our website and mobile technology and user interface intended to enhance the user experience may have an adverse impact on our member activity and may reduce revenue from advertisers. In October 2016, we recently launched our fully responsive website that adjusts to different screen sizes and allows our members to more readily search our deals, which we believe will improve the user experience on our site; however, this may lead to unforeseen issues that could adversely affect our revenue and business. In addition, our new website will no longer feature our SuperSearch product in order to simplify the overall search experience and this is expected to result in lower revenue for SuperSearch in the future. As the Company previously disclosed, the Company is evaluating the discontinuance of its SuperSearch product. Should the Company discontinue its SuperSearch product, this could result in loss of revenues and adversely impact our business and financial results.
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
For the year ended December 31, 2016, our cash and cash equivalents decreased by $8.3 million to $26.8 million, of which $14.3 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Note 4 and 5 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
 United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the effective dates of the standard. Such change could have a significant effect on our reported financial results. In addition, we may need to change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles noted above. The cost of these changes may negatively impact our results of operations during the periods of transition.
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
Our revenues in Asia decreased 9% in 2016 compared to 2015, and our operations in Asia generated an operating loss before tax of $3.9 million and $2.4 million in 2016 and 2015, respectively. Our revenues in Europe decreased 10% in 2016 compared to 2015, and our operations in Europe generated an operating income before tax of $6.1 million and $3.9 million in 2016 and 2015, respectively. We intend to continue adding members in selected countries in which we operate as we believe this is one of the factors that will allow us to increase our advertising rates and increase our revenues in Europe.
In our effort to expand our business internationally we may continue to invest in marketing as well as additional employees to support the business expansion, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit, which is the case for the Asia Pacific business. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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
We spent $8.0 million, $9.5 million and $7.9 million on online marketing initiatives relating to member acquisition for years ended December 31, 2016, 2015 and 2014 and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like the Middle East conflicts, the global financial crisis of 2008 or the recent terrorist attacks in France, Turkey, Belgium and Germany have a negative impact on the travel industry and affect travelers' behavior. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on the travel industry. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, TripAdvisor, and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have recently announced acquisitions to further consolidate the online travel industry. For example, Ctrip announced that it was acquiring Skyscanner and Priceline announced it was acquiring Momondo. The continued consolidation of the global travel market may impact our ability to compete in certain areas.

We also compete with companies like Groupon that sell vouchers for deals from local businesses such as spas, hotels and restaurants. Recently, Groupon announced that it is purchasing LivingSocial. It is difficult to predict at this time what affect the business combination will have on the Local Deals and Getaway market. We expect to face increased competition from other Internet and technology-based businesses such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our Local Deals and Getaway products. Google has introduced its hotel search product, which negatively impacted our ability to efficiently purchase Google hotel search traffic to drive our Search product revenues. In addition, we compete for traffic acquisition with many companies and we are subject to higher prices to acquire this traffic, which drives our Search revenue in particular. We regularly reduce our traffic acquisition for our Search products if we believe the acquisition costs are too high for us to remain profitable. When we reduce our traffic acquisition spending it negatively impacts our Search revenue. The Company is also evaluating the discontinuance of its SuperSearch product, which could negatively impact revenues. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
We use data technology and software products from third parties including Microsoft and ITA Software. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all. Moreover, to the extent an airline does not provide content to ITA Software or third party data providers, or to us, and we cannot obtain the content, we may face additional costs (including legal costs) and the financial results of Fly.com could be negatively affected. If we are unable to continue to display travel data from multiple airline carriers, it would reduce the breadth of our query results on Fly.com and the number of travelers using our services could decline, resulting in a loss of revenues and a decline in our operating results. Fly.com depends on access to information related to airline schedules and fares and, to the extent our travel service providers no longer provide such information, Fly.com’s business and results of operations could be harmed. Our business will suffer if we are unable to access this technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected. Moreover, as previously disclosed, the Company's management is discussing with third parties a possible sale of its Fly.com product. No assurances can be given that the Company will identify a suitable buyer, that an agreement will be reached or that the terms of such sale will not result in a financial loss to the Company.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended March 3, 2017, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.71 to $13.16. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2016, Azzurro is the Company's largest stockholder, holding approximately 55.2% of the Company's outstanding shares.
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

In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Yahoo!, Target, Home Depot, Zappos, LinkedIn and Sony, have experienced high-profile security breaches that exposed their customers' personal information. While we strive to use commercially acceptable means to protect customer personal information, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the Company, which could have an adverse effect on our business. If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $2,000 and $1,000 for the years ended December 31, 2016 and 2015.
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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaway programs, would only be subject to registration if the voucher exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
Our internal control over financial reporting may not be effective, and our independent registered public accounting firm may not be able to attest as to the effectiveness of such internal controls, which could have a significant and adverse effect on our business.
We are obligated to evaluate our internal control over financial reporting in order to allow management to report on, and our independent auditors to opine on, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we may identify areas of internal control that may need improvement and may require remediation efforts where necessary. Currently, none of our identified areas that need improvement has been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.
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
Item 3. Legal Proceedings
The information set forth under “Note 4 - Commitments and Contingencies” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
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

	High	Low
2016:
Fourth Quarter	$12.77	$9.15
Third Quarter	$13.16	$7.72
Second Quarter	$8.23	$7.56
First Quarter	$8.55	$6.71
2015:
Fourth Quarter	$10.1	$7.65
Third Quarter	$12.53	$8.07
Second Quarter	$13.96	$9.39
First Quarter	$12.16	$8.58
On March 3, 2017, the last reported sales price of our common stock on the NASDAQ Global Select Market was $9.20 per share.
As of March 3, 2017, there were approximately 198 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2016.

Repurchases of Equity Securities
We repurchased 364,000 shares of our equity securities during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2016 - October 31, 2016	52,000	$11.40	52,000	312,000
November 1, 2016 - November 30, 2016	184,000	$10.34	184,000	128,000
December 1, 2016 - December 31, 2016	128,000	$11.27	128,000	—
	364,000		364,000

(1) In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2013, 971,000 shares were repurchased and therefore there were 29,000 shares remaining to be repurchased under this program. In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock, and therefore there were 268,000 shares remaining to be repurchased under this program as of December 31, 2014. During the year ended December 31, 2015, the Company repurchased 212,000 shares of common stock and therefore there were 56,000 shares remaining to be repurchased under this program as of December 31, 2015. In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock and therefore there were no shares remaining to be repurchased under the repurchase programs authorized in January 2014 and January 2016 as of December 31, 2016. During the three months ended December 31, 2016, the Company repurchased 364,000 shares of common stock. In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, and December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$250
$200
$150
$100
$50
$0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
Travelzoo
NASDAQ Market Index
S&P 500 Publishing

Measurement Point	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Travelzoo Inc.	$100.00	$77.26	$86.74	$51.34	$34.05	$38.24
NASDAQ Market Index	$100.00	$115.91	$160.32	$181.8	$192.21	$206.63
S&P 500 Publishing	$100.00	$125.44	$201.9	$193.81	$183.05	$227.81

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below for the years ended December 31, 2013 and 2012 represent unaudited consolidated financial statements presented on a basis consistent with those for years ended December 31, 2016, 2015 and 2014. The financial results for Travelzoo Inc. have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. See Note 11 to the accompanying consolidated financial statements for further information related to the acquisition of the Travelzoo Asia Pacific business. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues	$128,552	$141,716	$153,240	$170,633	$162,159
Income from operations	$11,068	$7,146	$17,810	$1,161	$21,843
Net income (loss)	$6,631	$10,864	$13,062	$(6,582)	$14,456
Net income (loss) per share - basic	$0.47	$0.74	$0.88	$(0.43)	$0.91
Net income (loss) per share - diluted	$0.47	$0.74	$0.88	$(0.43)	$0.91
Shares used in per share calculation - basic	13,997	14,722	14,768	15,269	15,866
Shares used in per share calculation - diluted	13,997	14,722	14,809	15,269	15,901

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$26,838	$35,128	$55,417	$68,668	$65,005
Working capital	$14,643	$16,046	$36,259	$29,194	$42,358
Total assets	$53,530	$68,579	$93,307	$119,440	$103,722
Stockholders' equity	$18,064	$21,387	$35,827	$30,096	$43,583

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

Overview
Travelzoo Inc. (the “Company”, or “Travelzoo”) is a global publisher of travel and entertainment offers. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel and entertainment deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
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
More than 2,000 companies use our services, including Air France, Air New Zealand, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, InterContinental Hotels Group, JTB Corporation, Lufthansa, Key Tours International, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines and Virgin America.

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2016, Asia Pacific operations were 8% of revenues, European operations were 30% of revenues and North American operations were 62% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers. The introduction of competing services and changing search algorithms by search engines such as Google, Yahoo! and Microsoft which may reduce the level or quality of Internet traffic to our services, in particular our Search products, SuperSearch and Fly.com, the competitive market pricing of voucher-based offerings may lead to us reducing our take rate (i.e., our commission) in order to maintain or grow the number of quality deals and merchants we are seeking. For example, the consolidation of the airline industry reduced our revenues generated from this sector, the reduction of capacity in the airline industry reduced demand to advertise for excess capacity, and the introduction of new voucher-based products offered by competitors impacted our ability to sell our existing advertising products. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. In response to declining Search product revenue, which includes SuperSearch and Fly.com products, the Company is continuously reviewing the performance of these products, which has and will result in reduced traffic acquisition spend for these products and may result in merging the products, discontinuing or replacing one or both of them. Challenges with traffic acquisition from search engines and poor monetization on mobile devices have led to continued declines in Search revenue. Given these factors impacting our Search products, revenue from our Search products are expected to decline. The Company's management is discussing with third parties a possible sale of its Fly.com product. Furthermore, the Company is evaluating the discontinuance of its SuperSearch product. These initiatives support the Company's strategy to focus on its global Travelzoo® brand.
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

Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for vouchers sold.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	11.1	13.3	12.5
Gross profit	88.9	86.7	87.5
Operating expenses:
Sales and marketing	55.3	55.8	54.5
Product development	7.3	8.8	7.4
General and administrative	17.7	17.1	18.9
Unexchanged promotional shares	—	—	(4.9)
Total operating expenses	80.3	81.7	75.9
Income from operations	8.6	5.0	11.6
Other income (loss), net	(0.1)	(0.9)	0.1
Income before income taxes	8.5	4.1	11.7
Income tax expense (benefit)	3.3	(3.5)	3.2
Net income	5.2%	7.6%	8.5%

Operating Metrics
The following table sets forth operating metrics in Asia Pacific, Europe and North America:

	Years Ended December 31,
	2016	2015	2014
Asia Pacific
Total members	3,598,000	3,484,000	3,533,000
Average cost per acquisition of a new member	$3.28	$2.46	$0.64
Revenue per member (2)	$2.70	$3.02	$3.08
Revenue per employee (3)	$108	$114	$92
Mobile application downloads	662,000	563,000	355,000
Social media followers	531,000	383,000	366,000
Europe
Total members	8,153,000	7,860,000	7,347,000
Average cost per acquisition of a new member	$2.85	$3.43	$3.53
Revenue per member (2)	$4.65	$5.73	$6.93
Revenue per employee (3)	$253	$287	$297
Mobile application downloads	1,595,000	1,419,000	1,192,000
Social media followers	637,000	595,000	494,000
North America
Total members	17,223,000	17,184,000	16,843,000
Average cost per acquisition of a new member	$2.15	$2.16	$2.09
Revenue per member (2)	$5.28	$5.28	$5.77
Revenue per employee (3)	$397	$383	$340
Mobile application downloads	3,049,000	2,734,000	2,312,000
Social media followers	2,507,000	2,250,000	1,809,000
Consolidated
Total members (1)	28,838,000	28,390,000	27,667,000
Average cost per acquisition of a new member	$2.51	$2.62	$2.55
Revenue per member (2)	$4.46	$5.12	$5.71
Revenue per employee (3)	$290	$300	$275
Mobile application downloads	5,306,000	4,716,000	3,859,000
Social media followers	3,675,000	3,228,000	2,669,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annual revenue divided by number of members at the beginning of the year.

(3)	Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2016	2015	2014
Asia Pacific
Travel	$8,845	$9,355	$9,308
Search	24	34	100
Local	853	1,294	1,667
Total Asia Pacific revenues	$9,722	$10,683	$11,075
Europe
Travel	$31,086	$33,603	$35,847
Search	1,030	2,396	3,009
Local	5,820	6,133	7,119
Total Europe revenues	$37,936	$42,132	$45,975
North America
Travel	$54,249	$56,054	$59,104
Search	13,235	15,427	15,888
Local	13,410	17,420	21,198
Total North America revenues	$80,894	$88,901	$96,190
Consolidated
Travel	$94,180	$99,012	$104,259
Search	14,289	17,857	18,997
Local	20,083	24,847	29,984
Total revenues	$128,552	$141,716	$153,240
Asia Pacific
Asia Pacific revenues decreased $961,000 or 9% in 2016 compared to 2015. This decrease was primarily due to the decrease in Travel revenues and decrease in Local revenues offset partially by a $207,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenues of $718,000 was primarily due to the decreased number of e-mails sent. The decrease in Local revenues of $441,000 was primarily due to the decreased number of Local Deals vouchers sold.
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
Europe
Europe revenues decreased $4.2 million or 10% in 2016 compared to 2015. This decrease was primarily due to the $2.9 million negative impact from foreign currency movements relative to the U.S. dollar and the decrease in Search revenues. The decrease in Search revenues of $1.3 million was primarily due to the decreased number of clicks that generate revenue as a result of decreased spending on traffic acquisition.

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
North America
North America revenues decreased $8.0 million or 9% in 2016 compared to 2015. The decrease in Travel revenues of $1.8 million was primarily due to the decreased number of emails sent. The decrease in Search revenues of $2.2 million was primarily due to the decreased revenue per search. The decrease in Local revenues of $4.0 million was primarily due to the decreased number of Local Deals vouchers sold.
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
For 2016, 2015 and 2014, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, fees we pay related to user searches on Fly.com, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $14.3 million, $18.8 million and $19.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cost of revenue decreased $4.5 million in 2016 compared to 2015. This decrease was primarily due to a $2.9 million decrease in payments made to third-party partners of the Travelzoo Network, a $771,000 decrease in Local Deals and Getaway costs, a $563,000 decrease in employee compensation and benefits and a $255,000 decrease in professional services.
Cost of revenue decreased $350,000 in 2015 compared to 2014. This decrease was primarily due to a $892,000 decrease in Local Deals and Getaway costs including a $335,000 decrease in member refunds, a $217,000 decrease in fees we paid related to user searches on Fly.com offset by a $830,000 increase in payments made to third-party partners of the Travelzoo Network.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $71.0 million, $79.0 million and $83.5 million for 2016, 2015 and 2014, respectively. Advertising expenses accounted for 31%, 33% and 26%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites and increase brand awareness.
Sales and marketing expenses decreased $8.0 million in 2016 compared to 2015. The decrease was primarily due to a $4.3 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $1.9 million decrease in trade and brand marketing expenses, $0.7 million decrease in member acquisition costs, a $0.5 million decrease in Search traffic acquisition costs and a $0.3 million decrease in professional service expenses.
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
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization and facilities costs. Product development expenses were $9.4 million, $12.5 million and $11.3 million for 2016, 2015 and 2014, respectively.
Product development expenses decreased $3.1 million in 2016 compared to 2015. The decrease was primarily due to a $1.5 million decrease in salary and employee related expenses, a $1.0 million decrease in professional service expenses and a $0.3 million decrease in contractor expenses.
Product development expenses increased $1.2 million in 2015 compared to 2014 . The increase was primarily due to a $1.0 million increase in professional service expenses due in part to the development of our hotel booking platform capabilities and enhancement to our website and mobile applications.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $22.7 million, $24.2 million and $29.0 million for 2016, 2015 and 2014, respectively.
General and administrative expenses decreased $1.5 million in 2016 compared to 2015. The decrease was primarily due to a $2.2 million decrease in salary and employee related expenses due in part to a decrease in headcount, offset partially by a $0.5 million increase in professional services expenses.
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
In October 2013, the Company entered into settlement agreements with 35 additional states to resolve those states’ claims related to similar unclaimed property audits. The multi-state settlement relates to approximately 700,000 additional shares of the Company that were not claimed by residents of those states following the merger, which those states claimed were subject to escheat. While the Company disputes the states’ claims, the Company determined that it was in its best interest to resolve the disputes and settle with 35 of the states. The remaining states, which were not included in the multi-state settlement as of October 2013, had potential claims on approximately 400,000 additional shares that were not claimed by residents in those states following the merger. During the three months ended September 30, 2013, the Company recorded a $22.0 million charge related to the settlements it entered into and for potential future settlements with the remaining states. During the year ended December 31, 2014, the Company released a $7.6 million of the reserve related to the completion of settlements with certain states for unclaimed property disputes in connection with unexchanged promotional shares. During the year ended December 31, 2015, the Company settled with the remaining states and made cash payments of $3.7 million to the settled states after completion of the required due diligence. See Note 4 to the accompanying consolidated financial statements for further information on the unexchanged promotional shares contingency.
Other Income (loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was $(187,000), $(1.2) million and $91,000 for 2016, 2015 and 2014, respectively. Other income (loss) increased $1.1 million from 2015 to 2016 primarily due to the foreign exchange transaction losses in 2015. Other income (loss) decreased $1.3 million from 2014 to 2015 primarily due to foreign exchange transaction losses in 2015.

Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense (benefit) was $4.3 million, $(5.0) million and $4.8 million for 2016, 2015 and 2014, respectively. Our effective tax rate was 39%, (84)% and 27% for 2016, 2015 and 2014, respectively.
Our effective tax rate increased for the year ended December 31,2016 compared to the year ended December 31, 2015, primarily due to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations in 2015. Our effective tax rate decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations in 2015. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any.
As of December 31, 2016, we have a valuation allowance of approximately $7.2 million related to foreign net operating loss carryforwards (“NOL”) of approximately $31.2 million for which it is more likely than not that the tax benefit will not be realized. If not utilized, the foreign net operating loss carryforwards begin to expire in 2017. The amount of the valuation allowance represented an increase of approximately $228,000 over the amount recorded as of December 31, 2016, and was due to the increase in foreign operating losses.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $11.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $1.3 million at December 31, 2016. The Company's federal income tax provision includes U.S. income taxes on certain foreign-based income.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2008 and are subject to California tax examinations for years after 2005. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. Our 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, we have received a Revenue Agent’s Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. See Note 5 to the accompanying consolidated financial statements for further information.
Segment Information
Asia Pacific

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues	$9,722	$10,683	$11,075
Income (loss) from operations	$(3,866)	$(2,435)	$(3,378)
Income (loss) from operations as a % of revenues	(40)%	(23)%	(31)%
Asia Pacific net revenues decreased $961,000 in 2016 compared to 2015 (see “Revenues” above). Asia Pacific expenses increased $470,000 from 2015 to 2016. This increase was primarily due to a $666,000 increase in member acquisition costs, a $251,000 increase in trade and brand marketing expenses, offset partially by a $620,000 decrease of salary and employee related expense due primarily to a decrease in headcount.
Asia Pacific net revenues decreased $392,000 in 2015 compared to 2014 (see “Revenues” above). Asia Pacific expenses decreased $1.1 million from 2014 to 2015. This decrease was primarily due to a $813,000 decrease in salary and employee related expense due primarily to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $191,000, $16,000 and $9,000 for fiscal years 2016, 2015 and 2014, respectively.
Europe

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues	$37,936	$42,132	$45,975
Income from operations	$6,085	$3,871	$5,818
Income from operations as a % of revenues	16%	9%	13%

Europe net revenues decreased $4.2 million in 2016 compared to 2015 (see “Revenues” above). Europe expenses decreased $6.4 million from 2015 to 2016. The decrease was primarily due to a $1.7 million decrease in salary and employee related expenses, a $1.5 million decrease in trade and brand marketing expenses, a $1.0 million decrease in member acquisition costs and a $0.6 million decrease in Search traffic acquisition costs.
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
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $675,000 and $41,000 for 2016 and 2015, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $325,000 for 2014.
North America

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues	$80,894	$88,901	$96,191
Income from operations	$8,849	$5,710	$7,787
Income from operations as a % of revenues	11%	6%	8%

North America net revenues decreased $8.0 million in 2016 compared to 2015 (see “Revenues” above). North America expenses decreased $11.1 million from 2015 to 2016. This decrease was primarily due to a $6.2 million decrease in salary and employee related expense due in part to a decrease in headcount and a $2.9 million decrease in payments made to third-party partners of the Travelzoo Network.
North America net revenues decreased $7.3 million in 2015 compared to 2014 (see “Revenues” above). North America expenses decreased $5.2 million from 2014 to 2015. This decrease was primarily due to a $5.5 million decrease in salary and employee related expense due in part to a decrease in headcount offset by a $1.0 million increase in member acquisition costs.
Liquidity and Capital Resources
As of December 31, 2016, we had $26.8 million in cash and cash equivalents, of which $15.9 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $35.1 million as of December 31, 2015 primarily as a result of the payment of the related party loan and cash used in repurchases of our common stock. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Year Ended December 31,
	2016	2015	2014
	( In thousands)
Net cash provided by (used in) operating activities	$8,722	$4,192	$(1,587)
Net cash used in investing activities	(909)	(1,218)	(3,587)
Net cash used in financing activities	(15,262)	(20,012)	(4,693)
Effect of exchange rate changes on cash and cash equivalents	(841)	(3,251)	(3,384)
Net decrease in cash and cash equivalents	$(8,290)	$(20,289)	$(13,251)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $8.7 million for 2016, which consisted of a net income of $6.6 million, adjustments for non-cash items of $3.0 million and a $958,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $2.5 million of depreciation and amortization expense on property and equipment and $933,000 of stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities primarily consisted of $2.5 million decrease in accounts payable offset partially by $1.3 million decrease in accounts receivable.
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
Cash paid for income tax net of refunds received in 2016, 2015 and 2014 was $3.3 million, $801,000 and $4.6 million, respectively.
Net cash used in investing activities for 2016, 2015 and 2014 was $909,000, $1.2 million and $3.6 million, respectively. The cash used in investing activities in 2016 was due primarily to $909,000 in purchases of property and equipment. The cash used in investing activities in 2015 was due primarily to $1.3 million in purchases of property and equipment offset by $64,000 release of restricted cash. The cash used in investing activities in 2014 was due primarily to $3.8 million in purchases of property and equipment offset by $226,000 release of restricted cash.
Net cash used in financing activities for 2016, 2015 and 2014 was $15.3 million, $20.0 million and $4.7 million, respectively. Net cash used in financing activities for the year ended December 31, 2016 was primarily due to $5.7 million payment of related party loan and $9.7 million cash used in repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2015 was primarily due to cash used in acquiring the Travelzoo Asia Pacific business and repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2014 was primarily to repurchases of our common stock.
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
The information set forth under “Note 4 — Commitments and Contingencies” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$5,519	$4,584	$4,032	$3,582	$3,003	$5,503	$26,223
Purchase obligations	733	508	—	—	—	—	1,241
Total commitments	$6,252	$5,092	$4,032	$3,582	$3,003	$5,503	$27,464

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $2.9 million as of December 31, 2016. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 5 to the accompanying consolidated financial statements for further information.

Critical Accounting Policies and Estimates
We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. These policies, and our procedures related to these policies, are described in detail below.
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

•	Fixed or determinable fee. Our arrangements with our customers specifies the price paid for advertising services.

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
For Local Deals and Getaway products, the Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, members or others.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2016, 2015 and 2014, our effective tax rates were 39%, (84)% and 27%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 5 to the accompanying consolidated financial statements for further information.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. Please refer to Note 4 to the accompanying consolidated financial statements for further information regarding our loss contingencies.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We have performed a sensitivity analysis as of December 31, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $964,000 foreign exchange loss for the year ended December 31, 2016.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Travelzoo Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Travelzoo Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo Inc.:

We have audited the accompanying consolidated balance sheet of Travelzoo Inc. and subsidiaries (Travelzoo) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Travelzoo’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelzoo Inc. and subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
March 11, 2016

TRAVELZOO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$26,838	$35,128
Accounts receivable, less allowance for doubtful accounts of $295 and $384 as of December 31, 2016 and 2015, respectively	14,415	16,398
Income tax receivable	542	1,356
Deferred tax assets	793	1,230
Deposits	105	782
Prepaid expenses and other	1,773	2,167
Total current assets	44,466	57,061
Deposits and other	702	516
Deferred tax assets	1,052	1,769
Restricted cash	1,152	1,328
Property and equipment, net	6,158	7,905
Total assets	$53,530	$68,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,714	$23,655
Accrued expenses and other	8,699	10,140
Deferred revenue	719	1,085
Income tax payable	691	477
Note payable to related party	—	5,658
Total current liabilities	29,823	41,015
Long-term tax liabilities	2,879	3,000
Long-term deferred rent and other	2,764	3,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 13,462 shares issued and outstanding as of December 31, 2016 and 14,518 shares issued and outstanding as of December 31, 2015)	135	150
Additional paid-in capital	—	7,759
Retained earnings	21,716	17,386
Accumulated other comprehensive loss	(3,787)	(3,908)
Total stockholders’ equity	18,064	21,387
Total liabilities and stockholders’ equity	$53,530	$68,579

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$128,552	$141,716	$153,240
Cost of revenues	14,313	18,824	19,174
Gross profit	114,239	122,892	134,066
Operating expenses:
Sales and marketing	71,029	79,042	83,511
Product development	9,445	12,528	11,326
General and administrative	22,697	24,176	29,002
Unexchanged promotional shares	—	—	(7,583)
Total operating expenses	103,171	115,746	116,256
Income from operations	11,068	7,146	17,810
Other income (loss), net	(187)	(1,242)	91
Income before income taxes	10,881	5,904	17,901
Income tax expense (benefit)	4,250	(4,960)	4,839
Net income	$6,631	$10,864	$13,062
Basic net income per share	$0.47	$0.74	$0.88
Diluted net income per share	$0.47	$0.74	$0.88
Shares used in computing basic net income per share	13,997	14,722	14,768
Shares used in computing diluted net income per share	13,997	14,722	14,809

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$6,631	$10,864	$13,062
Other comprehensive income (loss):
Foreign currency translation adjustment	121	(1,306)	(2,228)
Total comprehensive income	$6,752	$9,558	$10,834

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2014	14,991	$163	$(15,662)	$29,490	$16,479	$(374)	$30,096
Stock-based compensation expense	—	—	—	982	—	—	982
Tax benefit shortfall from forfeiture/cancellation of stock options	—	—	—	(186)	—		(186)
Repurchase of common stock, net	(261)	—	(5,855)	300	—	—	(5,555)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment	—	—	—	—	—	(2,228)	(2,228)
Net Income	—	—	—	—	13,062	—	13,062
Balances, December 31, 2014	14,730	163	(21,517)	30,586	29,197	(2,602)	35,827
Stock-based compensation expense	—	—	—	401	—	—	401
Retirement of treasury stock	—	(13)	23,241	(23,228)	—	—	—
Repurchase of common stock, net	(212)	—	(1,724)	—	—	—	(1,724)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	—	—	—	—	(102)	—	(102)
Acquisition of Asia Pacific Business	—	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustment	—	—	—	—	—	(1,306)	(1,306)
Net income	—	—	—	—	10,864	—	10,864
Balances, December 31, 2015	14,518	150	—	7,759	17,386	(3,908)	21,387
Stock-based compensation expense	—	—	—	933	—	—	933
Repurchase and retirement of common stock, net	(1,056)	(15)	—	(7,189)	(2,301)	—	(9,505)
Tax benefit shortfall from forfeiture/cancellation of stock options	—	—	—	(1,503)	—	—	(1,503)
Foreign currency translation adjustment	—	—	—	—	—	121	121
Net income	—	—	—	—	6,631	—	6,631
Balances, December 31, 2016	13,462	$135	$—	$—	$21,716	$(3,787)	$18,064

See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$6,631	$10,864	$13,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,530	2,788	2,986
Provision for losses on accounts receivable	100	(20)	35
Stock-based compensation	933	401	982
Deferred income tax	(199)	(269)	303
Impairment of software	—	—	249
Net foreign currency effect	(315)	480	(16)
Changes in operating assets and liabilities:
Accounts receivable	1,313	(789)	(830)
Income tax receivable	816	2,371	(1,114)
Prepaid expenses and other	957	675	822
Accounts payable	(2,463)	(1,139)	(7,893)
Reserve for unexchanged promotional shares	—	(1,393)	(11,333)
Accrued expenses and other	(1,747)	(1,681)	52
Income tax payable	287	(161)	608
Other non-current liabilities	(121)	(7,935)	500
Net cash provided by (used in) operating activities	8,722	4,192	(1,587)
Cash flows from investing activities:
Purchases of property and equipment	(909)	(1,282)	(3,813)
Release of restricted cash	—	64	226
Net cash used in investing activities	(909)	(1,218)	(3,587)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	58	(16,974)	—
Payment of loan to related party	(5,658)	(3,250)	—
Proceeds from loan from related party	—	2,224	1,000
Increase in bank overdraft	—	44	341
Decrease in bank overdraft	—	(385)	—
Repurchase of common stock	(9,662)	(1,569)	(5,555)
Reverse/forward stock split, including transaction costs	—	(102)	(479)
Net cash used in financing activities	(15,262)	(20,012)	(4,693)
Effect of exchange rate changes on cash and cash equivalents	(841)	(3,251)	(3,384)
Net decrease in cash and cash equivalents	(8,290)	(20,289)	(13,251)
Cash and cash equivalents at beginning of year	35,128	55,417	68,668
Cash and cash equivalents at end of year	$26,838	$35,128	$55,417
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,309	$801	$4,606
Cash paid for interest	$88	$128	—
Note payable for the acquisition of the Asia Pacific business	—	$5,658	—
Leasehold improvements funded by landlord	—	—	$624
See accompanying notes to consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global publisher of travel and entertainment offers. We inform our members in Asia Pacific, Europe and North America, as well as website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach consumers. Our revenues are generated primarily from advertising fees.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2016, Azzurro is the Company's largest stockholder, holding approximately 55.2% of the outstanding shares.
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, valuation allowances for deferred tax assets, uncertainties in income taxes, stock-based compensation, loss contingencies, and useful lives of property, plant and equipment. Actual results could differ materially from those estimates.
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
Advertising revenues are recognized in the period in which the advertisement is displayed or the voucher sale has been completed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers an insertion order signed by the advertiser or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur when the advertising has been displayed, the click-throughs have been delivered or the voucher sale has been completed, as applicable.

•	Fixed or determinable fee. The Company's arrangements with its customers specifies the price paid for advertising services.

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
Revenues from advertising sold to advertisers through agencies are reported at the net amount billed to the agency. Costs incurred for our affiliate traffic from our Travelzoo Network are classified as cost of revenues in our consolidated statements of operations.
For Local Deals and Getaway products, the Company earns a fee for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue after the expiration of the redemption period and after there are no further obligations to provide funds to merchants, members or others.
Commission revenues generated through provision of hotel booking reservations to hotels are recognized upon the estimated date the stay occurs at the hotel, which includes estimates of cancellations of the hotel bookings based upon historical patterns. If the hotel booking cannot be canceled then revenue is recognized upon booking.
(c) Reserve for Member Refunds
The Company records an estimated reserve for member refunds based on our historical experience at the time revenue is recorded for Local Deals and Getaway voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserves for member refunds. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for member refunds may be required.
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
(d) Allowance for Doubtful Accounts
The Company records a provision for doubtful accounts based on its historical experience of write-offs and a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, historical write-offs, the creditworthiness of the advertiser, the economic conditions of the advertiser’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of the future provision for doubtful accounts. Specifically, if the financial condition of our advertisers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $22.0 million , $25.6 million and $20.8 million for years ended December 31, 2016, 2015 and 2014, respectively.
(f) Operating Leases
The Company leases facilities and equipment under various operating leases. These lease agreements generally include rent holidays rent escalation clauses and renewal periods at the Company's option. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date it takes possession of the leased facilities and equipment. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.
(g) Stock-Based Compensation
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. See Note 8 to the accompanying consolidated financial statements for a further discussion on stock-based compensation.
(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net losses of $211,000, $1.1 million and $105,000 for 2016, 2015 and 2014, respectively, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
Significant judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress or closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
(j) Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes in equity that are excluded from net income (loss). For the Company, other comprehensive income (loss) includes foreign currency translation adjustments. Total comprehensive income (loss) for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

(k) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2016 and 2015, the Company had one customer that accounted for 16% and 15%, respectively, of accounts receivable.
(l) Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase.

(m) Property and Equipment
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
(n) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the year ended December 31, 2014, the Company recorded a charge to write down the value of certain internally developed software applications that were no longer determined to have alternative use for $249,000. No impairment loss was recognized during years ended December 31, 2016 and 2015.
(o) Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017 (as amended in August 2015 by ASU 2015-14, Deferral of the Effective Date). In December 27, 2016, FASB issued Accounting Standards Update (ASU) 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, addresses loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. ASU 2016-20 will go into effect once ASU 2014-09 takes effect. The Company has not yet selected the transition method. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this standard during fiscal year 2016. The adoption of this accounting standard update did not have a material impact on its consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In February 2016, the FASB issued an accounting standard update ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting standard update will be effective for the Company on January 1, 2017 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. Both ASU 2016-15 and ASU 2016-18 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017 and should apply using a retrospective transition method to each period presented. These accounting standard updates will be effective for the Company on January 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. This accounting standard update is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. This accounting standard update will be effective for the Company on January 1, 2018 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Basic net income per share:
Net income	$6,631	$10,864	$13,062
Weighted average common shares	13,997	14,722	14,768
Basic net income per share	$0.47	$0.74	$0.88
Diluted net income per share:
Net income	$6,631	$10,864	$13,062
Weighted average common shares	13,997	14,722	14,768
Effect of dilutive securities: stock options	—	—	41
Diluted weighted average common shares	13,997	14,722	14,809
Diluted net income per share	$0.47	$0.74	$0.88
For the years ended December 31, 2016, 2015 and 2014, options to purchase 600,000, 775,000 and 125,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$1,334	$1,630
Other current assets	439	537
Total prepaid expenses and other	$1,773	$2,167
Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Computer hardware and software	$4,969	$4,811
Office equipment and office furniture	8,802	9,306
Capitalized internal-use software and website development	3,265	3,089
Leasehold improvements	6,259	6,064
	23,295	23,270
Less accumulated depreciation and amortization	(17,137)	(15,365)
Total	$6,158	$7,905
Depreciation expense was $2.1 million, $2.2 million, and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization of capitalized internal-use software and website development costs was $460,000, $308,000 and $192,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2014	$436	$813
Additions — charged to costs and expenses, or contra revenue, net	170	1,299
Deductions — recoveries of amounts previously charged-off	(118)	—
Deductions — write-offs	(44)	(1,313)
Balance at December 31, 2014	444	799
Additions — charged to costs and expenses, or contra revenue, net	295	776
Deductions — recoveries of amounts previously charged-off	(179)	—
Deductions — write-offs	(176)	(1,045)
Balance at December 31, 2015	384	530
Additions — charged to costs and expenses, or contra revenue, net	107	507
Deductions — recoveries of amounts previously charged-off	(89)	—
Deductions — write-offs	(107)	(563)
Balance at December 31, 2016	$295	$474

Local Deals and Getaway merchant payable included in accounts payable was $14.8 million and $19.1 million, as of December 31, 2016 and 2015, respectively.

Accrued expenses and other consist of the following (in thousands):

	December 31,
	2016	2015
Accrued advertising expense	$1,828	$1,801
Accrued compensation expense	3,288	4,373
Reserve for member refunds	474	530
Other accrued expenses	2,678	2,963
Deferred rent	431	473
Total accrued expenses and other	$8,699	$10,140

At December 31, 2016 and 2015, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.

At December 31, 2015, the notes payable to related party is not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relatively short maturity and subsequent payment.

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
Although the Company has settled the states unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $2,000, $1,000 and $6,000 for the year ended December 31, 2016, 2015 and 2014, respectively.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between March 31, 2017 and November 30, 2024. Rent expense was $5.3 million, $5.8 million and $6.0 million for years ended December 31, 2016, 2015 and 2014, respectively. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.
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
The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain vendors. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following summarizes the Company's principal contractual commitments as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$5,519	$4,584	$4,032	$3,582	$3,003	$5,503	$26,223
Purchase obligations	733	508	—	—	—	—	1,241
Total commitments	$6,252	$5,092	$4,032	$3,582	$3,003	$5,503	$27,464

Note 5: Income Taxes
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$7,902	$5,334	$14,363
Foreign	2,979	570	3,538
	$10,881	$5,904	$17,901
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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2016
Federal	$2,531	$(123)	$2,408
State	406	23	429
Foreign	1,510	(97)	1,413
	$4,447	$(197)	$4,250
Year Ended December 31, 2015
Federal	$(5,851)	$(238)	$(6,089)
State	337	51	388
Foreign	759	(18)	741
	$(4,755)	$(205)	$(4,960)
Year Ended December 31, 2014
Federal	$2,124	$294	$2,418
State	670	21	691
Foreign	1,725	5	1,730
	$4,519	$320	$4,839

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal tax at statutory rates	$3,846	$2,083	$6,265
State taxes, net of federal income tax benefit	284	254	504
Expired capital loss carryforward	—	—	1,534
Change of valuation allowance	895	816	(586)
Unexchanged promotional shares	—	—	(2,654)
Non-deductible expenses and other	(38)	177	247
Uncertain tax positions	(132)	(7,935)	308
Foreign income taxed at different rates	(605)	(355)	(779)
Total income tax expense	$4,250	$(4,960)	$4,839
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$7,239	$6,940
State income taxes	159	142
Accruals and allowances	447	783
Stock based compensation	771	1,932
Unrealized foreign exchange losses	149	—
Deferred revenue	113	292
Deferred rent	625	636
Total deferred tax assets	9,503	10,725
Valuation allowance	(7,168)	(6,940)
Total deferred tax assets net of valuation allowance	2,335	3,785
Deferred tax liabilities:
U.S. tax on undistributed earnings	(173)	(247)
Property, equipment and intangible assets	(351)	(581)
Total deferred tax liabilities	(524)	(828)
Net deferred tax assets	$1,811	$2,957

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2014, 2015 and 2016 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2014	$7,450	(586)	(433)	$6,431
2015	$6,431	816	(307)	$6,940
2016	$6,940	895	(667)	$7,168
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2016, the Company has a valuation allowance of approximately $7.2 million related to foreign net operating loss carryforwards (“NOL”) of approximately $31.2 million for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented an increase of approximately $228,000 over the amount recorded as of December 31, 2015, and was due to the increase in foreign operating losses. If not utilized, foreign NOL of $18.5 million may be carried forward indefinitely, and foreign NOL of $12.7 million will expire at various times between 2017 and 2025.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $11.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $1.3 million at December 31, 2016.
The total amount of gross unrecognized tax benefits was $2.4 million as of December 31, 2016, of which up to $1.9 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2014, 2015, and 2016 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2014	$9,987
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increase related to current year tax positions	38
Settlements	—
Lapse of statute of limitations	—
Gross unrecognized tax benefits balance at December 31, 2014	10,025
Increase related to prior year tax positions	898
Decrease related to prior year tax positions	—
Increase related to current year tax positions	11
Settlements	—
Lapse of statute of limitations	(8,264)
Gross unrecognized tax benefits balance at December 31, 2015	2,670
Increase related to prior year tax positions	10
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(323)
Gross unrecognized tax benefits balance at December 31, 2016	$2,357

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2016, the Company had approximately $911,000 in accrued interest, of which $119,000 was a net increase in the amount accrued in 2016, and approximately $40,000 in accrued penalties, of which none was accrued in 2016.
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

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment it received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR for the year ended December 31, 2016 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(3,908)	$(2,602)	$(374)
Other comprehensive income (loss) due to foreign currency translation, net of tax	121	(1,306)	(2,228)
Ending balance	$(3,787)	$(3,908)	$(2,602)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 7: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $1.9 million, $2.1 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 8: Stock-Based Compensation and Stock Options
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized on a straight-line basis as expense over the related employees’ requisite service periods in the Company’s consolidated statements of income. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the years ended years ended December 31, 2016, 2015 and 2014, there were no stock option exercises and no excess tax benefits.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of December 31, 2016, 50,000 of the options are vested and outstanding.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of December 31, 2016, 400,000 options were outstanding, of which 200,000 options were vested.

In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. As of December 31, 2016, 150,000 options were outstanding and none of these options were vested.
Total stock-based compensation for fiscal years 2016, 2015 and 2014 was $933,000, $401,000 and $982,000, respectively.
The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2016, 2015 and 2012. The Company used an expected life as defined under the simplified method, which is using an average of the contractual term and vesting period of the stock options. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The historical volatility was calculated based upon implied volatility of the Company's historical stock prices. The Company used a forfeiture rate of 0%. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these options will be different from our expectations.
The fair value of 2016, 2015 and 2012 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2016	2015	2012
Weighted-average fair value of options granted per share	$4.73	$4.42	$19.08
Historical volatility	58%	59%	74%
Risk-free interest rate	1.38%	1.73%	1.11%
Dividend yield	—	—	—
Expected life in years	6.25	5.75	6.25
As of December 31, 2016, there was approximately $783,000 of unrecognized stock-based compensation expense related to outstanding 2015 stock options, expected to be recognized over 1 year, and approximately $565,000 of unrecognized stock-based compensation expense relating to outstanding 2016 stock options. This amount is expected to be recognized over 3.2 years. There was no unrecognized stock-based compensation expense relating to 2012 stock options grants.

Option activities during the years ended December 31, 2014, 2015, and 2016 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2014	475,000	$20.23	6.93 years	$1,905
Options forfeited and canceled	(50,000)	$28.98
Outstanding at December 31, 2014	425,000	$19.20	5.79 years	$—
Option Granted	400,000	$8.07
Options forfeited and canceled	(50,000)	$29.58
Outstanding at December 31, 2015	775,000	$12.78	5.53 years	$120
Option Granted	150,000	$8.55
Options forfeited and canceled	(325,000)	$16.09
Outstanding at December 31, 2016	600,000	$9.93	8.55 years	$—
Exercisable and fully vested at December 31, 2016	250,000	$12.25	8.01 years	$—
Outstanding at December 31, 2016 and expected to vest thereafter	350,000	$8.28	8.94 years	$394
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2016, 2015 and 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016, 2015, and 2014. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

Outstanding options at December 31, 2016 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted- Average Remaining Contractual Life
$28.98	50,000	5.07 years	$28.98	50,000	5.07 years
$8.07	400,000	8.75 years	$8.07	200,000	8.75 years
$8.55	150,000	9.19 years	$8.55	—	—

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
In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock for an aggregate purchase price of $5.9 million, which were recorded as part of treasury stock as of December 31, 2014. During the year ended December 31, 2015, the Company repurchased 212,000 shares of common stock for an aggregate purchase price of $1.7 million, which were recorded as part of treasury stock as of December 31, 2015. There were 56,000 shares remaining to be repurchased under this program as of December 31, 2015. The shares repurchased were retired and reflected as a reduction of additional paid-in capital as of December 31, 2016.
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock for an aggregate purchase price of $9.5 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2016	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$9,658	$38,637	$80,257	$—	$128,552
Intersegment revenues	64	(701)	637	—	—
Total net revenues	$9,722	$37,936	$80,894	—	$128,552
Operating income (loss)	$(3,866)	$6,085	$8,849	$—	$11,068

Year Ended December 31, 2015	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$10,746	$42,588	$88,382	$—	$141,716
Intersegment revenues	(63)	(456)	519	—	—
Total net revenues	$10,683	$42,132	$88,901	—	$141,716
Operating income (loss)	$(2,435)	$3,871	$5,710	$—	$7,146

Year Ended December 31, 2014	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$11,160	$46,896	$95,184	$—	$153,240
Intersegment revenues	(85)	(921)	1,006	—	—
Total net revenues	$11,075	$45,975	$96,190	—	$153,240
Operating income (loss)	$(3,378)	$5,818	$7,787	$7,583	$17,810

(a)	Amount related to unexchanged promotional shares that include a $7.6 million release of reserve for the year ended December 31, 2014.

As of December 31, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$209	$763	$5,186	$—	$6,158
Total assets	$5,295	$49,125	$65,961	$(66,851)	$53,530

As of December 31, 2015	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$369	$899	$6,652	$—	$7,920
Total assets	$5,845	$54,452	$71,626	$(63,344)	$68,579
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2016, 2015 and 2014, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2016 and 2015, the Company had one customer that accounted for 16% and 15%, respectively, of accounts receivable. Accounts receivable representing 10% or more of total accounts receivable was related to an advertising technology company that assists us with our Search product traffic monetization by using a traffic auction platform.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking platform. Search revenue includes SuperSearch and Fly.com. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2016	2015	2014
Asia Pacific
Travel	$8,845	$9,355	$9,308
Search	24	34	100
Local	853	1,294	1,667
Total Asia Pacific revenues	$9,722	$10,683	$11,075
Europe
Travel	$31,086	$33,603	$35,847
Search	1,030	2,396	3,009
Local	5,820	6,133	7,119
Total Europe revenues	$37,936	$42,132	$45,975
North America
Travel	$54,249	$56,054	$59,104
Search	13,235	15,427	15,888
Local	13,410	17,420	21,198
Total North America revenues	$80,894	$88,901	$96,190
Consolidated
Travel	$94,180	$99,012	$104,259
Search	14,289	17,857	18,997
Local	20,083	24,847	29,984
Total revenues	$128,552	$141,716	$153,240
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
United States	$75,486	$83,469	$89,311
United Kingdom	23,137	27,825	29,301
Rest of the world	29,929	30,422	34,628
Total revenues	$128,552	$141,716	$153,240

The following table sets forth long lived asset by geographic area (in thousands):

	December 31,
	2016	2015
United States	$4,755	$6,167
Rest of the world	1,403	1,753
Total long lived assets	$6,158	$7,920

Note 11: Related Party Transactions
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2016, Azzurro is the Company's largest stockholder, holding approximately 55.2% of the Company's outstanding shares.
Since Azzurro Capital Inc. had a controlling interest in both Travelzoo Inc. and the Travelzoo Asia Pacific business at the time of the transaction and in prior periods, this transaction is accounted for as a common control transaction and a change in reporting entity for the Company. The financial results for Travelzoo Inc. were retrospectively adjusted to include the financial results of Asia Pacific in the 2015 and 2014 as though the transaction occurred at the beginning of each period presented, including the following adjustments:

	Year Ended December 31,
	2015	2014
Revenue	$10,774	$11,218
Operating Loss	$(2,436)	$(3,382)
Net Loss	$(3,096)	$(3,288)
Other Comprehensive Income	$305	$239
Basic and diluted earnings per share	$(0.21)	$(0.22)
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
In November 2014, Azzurro provided a loan to Asia Pacific of $1.0 million with a stated interest rate of 8%. There were$1.0 million loans and $5,000 accrued interest due to Azzurro as of December 31, 2014. From January 1, 2015 to August 20, 2015, Azzurro provided loans to the Asia Pacific amounting to $2.2 million with a stated interest rate of 10%. In September 2015, the Company paid the due and outstanding principal loan amount of $3.3 million and accrued interest of $128,000.

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
On September 28, 2015, Holger Bartel, Executive Chairman and Chairman of the Board of Directors, was granted 400,000 stock options that vest through December 31, 2017 in connection with his appointment to the role of Global Chief Executive Officer. See Note 8 to the accompanying consolidated financial statements for further information.
Note 12: Unaudited Quarterly Information
The following represents unaudited quarterly financial data (in thousands, except per share amounts) for 2016 and 2015:

	Quarter Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Revenues	$29,262	$30,440	$34,046	34,804	$32,051	$33,728	$36,792	$39,145
Cost of revenues	3,331	3,361	3,612	4,009	4,328	4,742	5,208	4,546
Gross profit	25,931	27,079	30,434	30,795	27,723	28,986	31,584	34,599
Operating expenses:
Sales and marketing	15,751	17,184	19,135	18,959	17,161	19,089	20,715	22,077
General and administrative	6,077	5,373	5,434	5,813	6,270	6,120	5,335	6,451
Product Development	2,164	2,317	2,089	2,875	3,316	2,917	3,206	3,089
Total operating expenses	23,992	24,874	26,658	27,647	26,747	28,126	29,256	31,617
Income from operations	1,939	2,205	3,776	3,148	976	860	2,328	2,982
Other income (loss), net	(480)	251	(91)	133	(376)	(202)	(218)	(446)
Income before income tax	1,459	2,456	3,685	3,281	600	658	2,110	2,536
Income tax expense (benefit)	516	837	1,665	1,232	165	(8,199)	1,268	1,806
Net income	$943	$1,619	$2,020	$2,049	$435	$8,857	$842	$730
Basic net income per share	$0.07	$0.12	$0.14	$0.14	$0.03	$0.60	$0.06	$0.05
Diluted net income per share	$0.07	$0.12	$0.14	$0.14	$0.03	$0.60	$0.06	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of December 31, 2016, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in the firm’s audit report, which is included within Part II, Item 8 of this Form 10-K.

/s/    HOLGER BARTEL
Holger Bartel
Chairman of the Board and Global CEO
/s/    GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
March 15, 2017

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2016 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Date: March 15, 2017
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

Signatures	Title(s)	Date

/s/ HOLGER BARTEL	Chairman of the Board of Directors and Global CEO	March 15, 2017
Holger Bartel

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	March 15, 2017
Glen Ceremony	Accounting Officer

/s/ RALPH BARTEL	Director	March 15, 2017
Ralph Bartel

/s/ MICHAEL KARG	Director	March 15, 2017
Michael Karg

/s/ DONOVAN NEALE-MAY	Director	March 15, 2017
Donovan Neale-May

/s/ MARY REILLY	Director	March 15, 2017
Mary Reilly

/s/ BEATRICE TARKA	Director	March 15, 2017
Beatrice Tarka

/s/ CAROLINE TSAY	Director	March 15, 2017
Caroline Tsay

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—
Certificate of Incorporation of Travelzoo Inc. and Certificates of Amendment To the Certificate of Incorporation to Effect a Reverse Stock Split Followed by a Forward Stock Split Of Travelzoo’s Common Stock. (Incorporated by reference to Exhibit 3.2 on Form 10-K(File No. 000-50171), filed February 12, 2014)

3.3	—	By-laws of Travelzoo Inc. (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2	—
Agreement of Lease, effective as of February 1, 2008, between Travelzoo Inc. and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)

10.3	—
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

10.5	—	Option Agreement, dated September 30, 2009, between Travelzoo Inc. and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.6*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Glen Ceremony dated January 23,2012 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.7*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo Inc. (Incorporated by reference to Exhibit 10.1on Form 8-K (File No. 000-50171), filed May 20, 2011)

10.8*	—	Employment Agreement, dated September 28, 2015 between Holger Bartel and Travelzoo Inc. (Incorporated by reference to Exhibit 10.23 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.9*	—
Nonqualified Stock Option Agreement between Travelzoo Inc. and Holger Bartel dated September 28, 2015. (Incorporated by reference to Exhibit 10.24 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.10*	—
Employment Agreement, amendment effective date January 1, 2013, between Glen Ceremony and Travelzoo Inc. (Incorporated by reference to
Exhibit 10.17 on Form 10-Q (File No. 000-50171), filed April 25, 2014)

10.11*	—
Employment Agreement, amendments effective dates July 1, 2012 and January 1, 2013, between Richard Singer and Travelzoo Inc. (Incorporated by reference to Exhibit 10.19 on Form 10-Q (File No. 000-50171), filed April 25, 2014)

10.12	—
Security Purchase Agreement, dated August 20, 2015, by and among Travelzoo (Europe) Limited, and Travelzoo (Asia Pacific) Inc. with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 26, 2015)

10.13*	—	Employment Agreement, dated September 30, 2015, between Michael Stitt and Travelzoo Inc. (Incorporated by reference to Exhibit 10.24 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.14*	—	Employment Agreement, dated January 1, 2016, between Vivian Hong and Travelzoo Inc. (Incorporated by reference to Exhibit 10.28 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.15*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Mike Stitt dated March 7, 2016. (Incorporated by reference to Exhibit 10.29 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.16*	—	Nonqualified Stock Option Agreement between Travelzoo Inc. and Richard Singer dated March 7, 2016. (Incorporated by reference to Exhibit 10.30 on Form 10-K (File No. 000-50171), filed March 14, 2016)

21.1‡	—	Subsidiaries of Travelzoo Inc.

23.1‡	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2‡	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith