Form 10-Q
period 2017-03-31
TRAVELZOO INC
filed 2017-05-05
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of May 1, 2017 was 13,124,047 shares.

TRAVELZOO INC.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$28,594	$26,838
Accounts receivable, less allowance for doubtful accounts of $288 and $295 as of March 31, 2017 and December 31, 2016, respectively	14,189	14,415
Income tax receivable	—	542
Deposits	144	105
Deferred tax assets	—	793
Prepaid expenses and other	1,704	1,773
Total current assets	44,631	44,466
Deposits and other	613	702
Deferred tax assets	1,818	1,052
Restricted cash	1,376	1,152
Property and equipment, net	5,731	6,158
Total assets	$54,169	$53,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,611	$19,714
Accrued expenses and other	9,507	8,699
Deferred revenue	1,214	719
Income tax payable	2,171	691
Total current liabilities	29,503	29,823
Long-term tax liabilities	2,941	2,879
Long-term deferred rent and other	2,728	2,764
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 13,246 shares and13,462 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	132	135
Additional paid-in capital	—	—
Retained earnings	22,685	21,716
Accumulated other comprehensive loss	(3,820)	(3,787)
Total stockholders’ equity	18,997	18,064
Total liabilities and stockholders’ equity	$54,169	$53,530

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$28,429	$30,828
Cost of revenues	3,207	3,851
Gross profit	25,222	26,977
Operating expenses:
Sales and marketing	15,356	15,530
Product development	2,357	2,788
General and administrative	5,447	5,813
Total operating expenses	23,160	24,131
Income from continuing operations	2,062	2,846
Other income, net	7	133
Income from continuing operations before income taxes	2,069	2,979
Income tax expense	1,209	1,154
Income from continuing operations	$860	$1,825
Income from discontinued operations, net of income taxes	1,884	224
Net income	$2,744	$2,049

Income per share—basic:
Continuing operations	$0.07	$0.13
Discontinued operations	0.14	0.01
Net income per share—basic	$0.21	$0.14

Income per share—diluted:
Continuing operations	$0.07	$0.13
Discontinued operations	0.14	0.01
Net income per share—diluted	$0.21	$0.14

Shares used in computing basic net income per share	13,288	14,425
Shares used in computing diluted net income per share	13,288	14,425

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$2,744	$2,049
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	192
Total comprehensive income	$2,711	$2,241

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,744	$2,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	579	642
Discontinued operations gain on sale of Fly.com domain name	(2,890)	—
Provision for losses on accounts receivable	7	8
Stock-based compensation	240	212
Deferred income taxes	(36)	(443)
Net foreign currency effect	(89)	259
Changes in operating assets and liabilities:
Accounts receivable	287	(1,025)
Income tax receivable	544	921
Prepaid expenses and other	(86)	102
Accounts payable	(3,263)	(1,470)
Accrued expenses	990	(451)
Income tax payable	1,466	603
Other non-current liabilities	62	7
Net cash provided by operating activities	555	1,414
Cash flows from investing activities:
Proceeds from sale of Fly.com domain name	2,890	—
Purchases of property and equipment	(120)	(145)
Purchase of restricted cash	—	(5)
Net cash provided by (used in) investing activities	2,770	(150)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	—	58
Payment of loan to related party	—	(5,658)
Repurchase of common stock	(1,762)	(1,908)
Net cash used in financing activities	(1,762)	(7,508)
Effect of exchange rate changes on cash and cash equivalents	193	(77)
Net increase (decrease) in cash and cash equivalents	1,756	(6,321)
Cash and cash equivalents at beginning of period	26,838	35,128
Cash and cash equivalents at end of period	$28,594	$28,807
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$310	$50
Cash paid for interest on related party loan	$—	$110
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: The Company and Basis of Presentation
Travelzoo Inc. (the “Company” or “Travelzoo”) is a global publisher of travel and entertainment offers. The Company informs its members in Asia Pacific, Europe and North America, as well as website users, about the best travel, entertainment and local deals available from thousands of companies. The Company's deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. The Company provides travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach consumers. The Company's revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo websites (travelzoo.com, travelzoo.ca, travelzoo.co.uk, travelzoo.de, travelzoo.es, travelzoo.fr, cn.travelzoo.com, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.hk, travelzoo.com.tw, among others), the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of March 31, 2017, Azzurro is the Company's largest stockholder, holding approximately 56.1% of the Company's outstanding shares.
During the three months ended March 31, 2017, the Company discontinued operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 9: Discontinued Operations" for further information.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the SEC on March 15, 2017.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period, and the Company makes no representations related thereto.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") in the first quarter of 2017 on a prospective basis. Accordingly, the Company reclassified current deferred taxes of $793,000 to noncurrent on its March 31, 2017 consolidated balance sheet. No prior periods were retrospectively adjusted.

In March, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting standard update will be effective for the Company on January 1, 2017 with early adoption permitted. We adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") in the first quarter of 2017. The Company elected to account for forfeitures as they occur and did not have unrecognized tax benefits of stock-based compensation; therefore, the adoption of this guidance did not have a material impact on our financial position or results of operations.
Recent Accounting Pronouncements Not Yet Adopted
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Income from continuing operations	$860	$1,825
Income from discontinued operations, net of income taxes	1,884	224
Net income	$2,744	$2,049
Denominator:
Weighted average common shares—basic	13,288	14,425
Effect of dilutive securities: stock options	—	—
Weighted average common shares—diluted	13,288	14,425
Income per share—basic:
Continuing operations	$0.07	$0.13
Discontinued operations	0.14	0.01
Net income per share—basic	$0.21	$0.14
Income per share—diluted:
Continuing operations	$0.07	$0.13
Discontinued operations	0.14	0.01
Net income per share—diluted	$0.21	$0.14
Options to purchase 600,000 shares of common stock for each of the three months ended March 31, 2017 and March 31, 2016 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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

During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of $1,000 for this cash payment for the three months ended March 31, 2016. The Company did not make any payment for the three months ended March 31, 2017.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between April 30, 2017 and November 30, 2024. The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following table summarizes principal contractual commitments as of March 31, 2017 (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Operating leases	$4,317	$4,878	$4,232	$3,759	$3,173	$5,601	$25,960
Purchase obligations	537	508	—	—	—	—	1,045
Total commitments	$4,854	$5,386	$4,232	$3,759	$3,173	$5,601	$27,005
Local Deals and Getaway merchant payables included in accounts payable were $11.9 million and $14.8 million, as of March 31, 2017 and December 31, 2016, respectively.
Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended March 31, 2017 and 2016, the Company's effective tax rate was 58% and 38%, respectively. The Company's effective tax rate increased for the three months ended March 31, 2017 from the corresponding three months ended March 31, 2016, due primarily to the change of geographic mix of taxable income for the three months ended March 31, 2017.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of March 31, 2017 are approximately $13.4 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $1.2 million at March 31, 2017.
The Company maintains liabilities for uncertain tax positions. At March 31, 2017, the Company had approximately $1.9 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2017 and December 31, 2016, the Company had approximately $999,000 and $951,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the amount or range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three months ended March 31, 2017 because the Company does not believe the IRS’s valuation of the Asia Pacific business segment assets is appropriate. If the Company is not able to resolve these proposed adjustments at the IRS examination level, it plans to pursue all available administrative and, if necessary, judicial remedies.
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of the accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$(3,787)	$(3,908)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(33)	192
Ending balance	$(3,820)	$(3,716)

There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016. Accumulated other comprehensive loss consists of foreign currency translation gains or losses.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of March 31, 2017, 50,000 of the options are vested and outstanding. As of March 31, 2017, there was no unrecognized stock-based compensation expense relating to these options.

In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of March 31, 2017, 400,000 options were outstanding and 250,000 of these options were vested. Total stock-based compensation for the three months ended March 31, 2017, related to this option grant was $196,000. As of March 31, 2017, there was approximately $587,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.8 years.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. As of March 31, 2017, 150,000 options were outstanding and 37,500 of these options were vested. Total stock-based compensation for the three months ended March 31, 2017, related to these option grants was $44,000. As of March 31, 2017, there was approximately $521,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.9 years.
Note 7: Stock Repurchase Program
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
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock for an aggregate purchase price of $9.5 million and therefore there were no shares remaining to be repurchased under the repurchase programs authorized in January 2014 and January 2016 as of December 31, 2016. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2017, the Company repurchased 215,080 shares of common stock for an aggregate purchase price of $2.0 million. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 784,920 shares remaining to be repurchased under this repurchase program as of March 31, 2017.

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
Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments. These segment disclosures have been adjusted to remove the revenue and operating income (loss) related to discontinued operations in the current and prior periods. See "Note 9: Discontinued Operations" for further information.
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended March 31, 2017	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$1,844	$9,218	$17,367	$—	$28,429
Intersegment revenues	(31)	(147)	178	—	—
Total net revenues	1,813	9,071	17,545	—	28,429
Operating income (loss)	$(1,541)	$949	$2,654	$—	$2,062

Three Months Ended March 31, 2016	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$2,250	$10,641	$17,937	$—	$30,828
Intersegment revenues	5	(82)	77	—	—
Total net revenues	2,255	10,559	18,014	—	30,828
Operating income (loss)	$(1,049)	$1,907	$1,988	$—	$2,846

As of March 31, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$198	$698	$4,835	$—	$5,731
Total assets	$4,706	$48,031	$69,693	$(68,261)	$54,169

As of December 31, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$209	$763	$5,186	$—	$6,158
Total assets	$5,295	$49,125	$65,961	$(66,851)	$53,530
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the three months ended March 31, 2017 and 2016, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2017 and December 31, 2016, the Company had one customer that accounted for 10% and 16%, respectively, of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2017	2016
Asia Pacific
Travel	$1,668	$2,027
Local	145	228
Total Asia Pacific revenues	$1,813	$2,255
Europe
Travel	$8,005	$9,007
Local	1,066	1,552
Total Europe revenues	$9,071	$10,559
North America
Travel	$14,859	$14,757
Local	2,686	3,257
Total North America revenues	$17,545	$18,014
Consolidated
Travel	$24,532	$25,791
Local	3,897	5,037
Total revenues	$28,429	$30,828
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue
United States	$16,226	$16,794
United Kingdom	4,950	6,620
Germany	3,506	3,389
Rest of the world	3,747	4,025
Total revenues	$28,429	$30,828

The following table sets forth long lived assets by geographic area (in thousands):

	As of March 31, 2017	As of December 31, 2016
United States	$4,416	$4,755
Rest of the world	1,315	1,403
Total long lived assets	$5,731	$6,158

Note 9: Discontinued Operations

On March 30, 2017, the Company decided to discontinue its Search products, consisting of Fly.com and SuperSearch products. This decision supports the Company’s strategy to focus on its global Travelzoo® brand. On March 30, 2017, the Company ceased operations of SuperSearch and on March 31, 2017, the Company sold the Fly.com domain name, which had no net book value, to a third party. There were no other assets or liabilities transferred as part this transaction.
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the consolidated statements of operations for the three months ended March 31, 2017 and 2016, in thousands, is included in the following table:

	Three Months Ended
	March 31,
	2017	2016
Revenues	$2,009	$3,976
Cost of revenues	(99)	(159)
Gross profit	1,910	3,817
Total operating expenses	(1,819)	(3,515)
Gain on sale of Fly.com domain name	2,890	—
Income from operations before income taxes	2,981	302
Income tax expense	1,097	78
Income from discontinued operations, net of taxes	$1,884	$224

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
Our publications and products include the Travelzoo websites (travelzoo.com, travelzoo.ca, travelzoo.co.uk, travelzoo.de, travelzoo.es, travelzoo.fr, cn.travelzoo.com, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.hk, travelzoo.com.tw, among others), the Travelzoo iPhone and Android applications, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo websites include Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
More than 2,000 companies use our services, including Air France, Air New Zealand, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, InterContinental Hotels Group, JPB Corporation, Lufthansa, Key Tours International, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts Worldwide, Travelocity, United Airlines and Virgin America.
During the three months ended March 31, 2017, the Company discontinued the operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 9: Discontinued Operations" to the accompanying unaudited condensed consolidated financial statement for further information.
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

How We Generate Revenues
Our revenues are advertising revenues, consisting primarily of listing fees paid by travel, entertainment and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaway advertisers are typically for twelve months and are not automatically renewed. We have two separate groups of our advertising products: Travel and Local.
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Travelzoo website, Newsflash, Travelzoo Network as well as Getaway vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. For example, in August of 2015 we acquired our Asia Pacific business, which we intend on increasing our investment in audience in this region. Due to the continued desire to grow our business in Asia Pacific, Europe and North America, we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our members and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.

We do not know what our product development expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in presentation of our offerings to our audience. We expect our efforts on developing our product and services will continue to be a focus in the future, which may lead to increased product development expenses. This increase in expense may be the result of an increase in headcount, the compensation related to existing headcount and the increased use of professional services. We expect our continued expansion into foreign markets and development of new advertising formats to result in a significant additional increase in our product development expenses. We expect to incur additional costs related to the development of our hotel platform capabilities, which we are developing, in part, to address the shift to mobile devices. We also may increase our investment in product development to ensure our products are suited for different regions such as Asia Pacific. In addition, we expect to incur additional costs related to the development of our search capabilities of our website and mobile applications.
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
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, and Spain in 2008. In addition, from 2007 through 2009 we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. We also have launched new products to grow our revenue, such as Local Deals in 2010, Getaway in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of revenues	11.3	12.5
Gross profit	88.7	87.5
Operating expenses:
Sales and marketing	54.0	50.4
Product development	8.2	9.0
General and administrative	19.2	18.9
Total operating expenses	81.4	78.3
Income from continuing operations	7.3	9.2
Other income, net	—	0.4
Income from continuing operations before income taxes	7.3	9.6
Income tax expense	4.3	3.7
Income from continuing operations	3.0	5.9
Income from discontinued operations, net of income taxes	6.7	0.8
Net Income	9.7%	6.7%

Operating Metrics
The following table sets forth selected operating metrics in Asia Pacific, Europe and North America:

	Three Months Ended
	March 31,
	2017	2016
Asia Pacific
Total members (1)	3,629,000	3,549,000
Average cost per acquisition of a new member	$3.88	$2.54
Revenue per member (2)	$2.00	$2.60
Revenue per employee (3)	$86,000	$102,000
Mobile application downloads	662,000	589,000
Social media followers	531,000	389,000
Europe
Total members (1)	8,282,000	8,054,000
Average cost per acquisition of a new member	$3.36	$3.21
Revenue per member (2)	$4.38	$5.24
Revenue per employee (3)	$248,000	$288,000
Mobile application downloads	1,595,000	1,476,000
Social media followers	637,000	630,000
North America
Total members (1)	17,324,000	17,286,000
Average cost per acquisition of a new member	$1.91	$2.27
Revenue per member (2)	$4.05	$4.17
Revenue per employee (3)	$346,000	$345,000
Mobile application downloads	3,049,000	2,834,000
Social media followers	2,507,000	2,360,000
Consolidated
Total members (1)	29,100,000	28,741,000
Average cost per acquisition of a new member	$2.60	$2.64
Revenue per member (2)	$3.91	$4.29
Revenue per employee (3)	$262,000	$278,000
Mobile application downloads	5,306,000	4,900,000
Social media followers	3,675,000	3,379,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the end of the quarter.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel booking platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2017	2016
Asia Pacific
Travel	$1,668	$2,027
Local	145	228
Total Asia Pacific revenues	$1,813	$2,255
Europe
Travel	$8,005	$9,007
Local	1,066	1,552
Total Europe revenues	$9,071	$10,559
North America
Travel	$14,859	$14,757
Local	2,686	3,257
Total North America revenues	$17,545	$18,014
Consolidated
Travel	$24,532	$25,791
Local	3,897	5,037
Total revenues	$28,429	$30,828
Asia Pacific
Asia Pacific revenues decreased $442,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016. The decrease was primarily due to a $329,000 decrease in Travel revenues, a $79,000 decrease in Local revenues and a $34,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $328,000 was primarily due to the decreased number of emails sent. The decrease in Local revenues of $79,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $1.5 million for the three months ended March 31, 2017 from the three months ended March 31, 2016. This decrease was primarily due to a $932,000 negative impact from foreign currency movements relative to the U.S. dollar, a $356,000 decrease in Local revenues, offset by a $200,000 increase in Travel revenues. The decrease in Local revenues of $356,000 was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $200,000 was primarily due to the decreased number of emails sent.
North America
North America revenues decreased $469,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016. This decrease was primarily due to the decrease in Local revenue offset partially by the increase in Travel revenue. The decrease in Local revenues of $570,000 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $100,000 was primarily due to the increased number of emails sent.
For the three months ended March 31, 2017 and 2016, none of our customers accounted for 10% or more of our revenue.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.2 million and $3.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
Cost of revenue decreased $644,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016. This decrease was primarily due to a $392,000 decrease in payments made to third-party partners of the Travelzoo Network and a $341,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $15.4 million and $15.5 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, advertising expenses accounted for 20% and 21%, respectively, of total sales and marketing expenses and consisted primarily of online advertising referred to as member acquisition costs. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $174,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016. The decrease was primarily due to a $553,000 decrease in salary and employee related expenses due in part to a decrease in headcount, a $386,000 decrease in member acquisition costs, offset partially by a $345,000 increase in facilities costs and a $417,000 increase in trade and brand marketing expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.4 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.
Product development expenses decreased $431,000 for three months ended March 31, 2017 from the three months ended March 31, 2016. The decrease was primarily due to a $283,000 decrease in salary and employee related expenses and a $128,000 decrease in professional services expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, fees for professional services, rent, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.4 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively.
General and administrative expenses decreased $366,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016. The decrease was primarily due to decrease in professional services expenses.

Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.2 million for the each of the three months ended March 31, 2017 and 2016. Our effective tax rate was 58.0% and 38% for the three months ended March 31, 2017 and 2016, respectively.
Our effective tax rate increased for the three months ended March 31, 2017 from the three months ended March 31, 2016, due primarily to the change of geographic mix of taxable income for the three months ended March 31, 2017. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide taxable income, losses or gains incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $13.4 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to U.S. federal and certain state tax examinations for years after 2008 and are subject to California tax examinations for years after 2005. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. Our 2009 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, we have received a Revenue Agent's Report (RAR) from the IRS, generally issued at the conclusion of an IRS examination. The RAR proposes an increase to our U.S. taxable income, which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further information.
Asia Pacific

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues	$1,813	$2,255
Income from operations	$(1,541)	$(1,049)
Income from operations as a % of revenues	(85.0)%	(46.5)%
Asia Pacific net revenues decreased $442,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016 (see “Revenues” above). Asia Pacific expenses slightly increased $50,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $18,000 for the three months ended March 31, 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $68,000 for the three months ended March 31, 2016.
Europe

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues	$9,071	$10,559
Income from operations	$949	$1,907
Income from operations as a % of revenues	10.5%	18.1%

Europe net revenues decreased $1.5 million for the three months ended March 31, 2017 from the three months ended March 31, 2016 (see “Revenues” above). Europe expenses decreased $530,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016. This decrease was primarily due to a $420,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $113,000 for the three months ended March 31, 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $136,000 for the three months ended March 31, 2016.
North America

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues	$17,545	$18,014
Income from operations	$2,654	$1,988
Income from operations as a % of revenues	15.1%	11.0%
North America net revenues decreased $469,000 for the three months ended March 31, 2017 from the three months ended March 31, 2016 (see “Revenues” above). North America expenses decreased $1.1 million for the three months ended March 31, 2017 from the three months ended March 31, 2016. This decrease was primarily due to a $750,000 decrease in salary and employee related expense due in part to a decrease in headcount and a $380,000 decrease in payments made to third-party partners of the Travelzoo Network.
Liquidity and Capital Resources
As of March 31, 2017, we had $28.6 million in cash and cash equivalents, of which $10.8 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $26.8 million as of December 31, 2016 primarily as a result of cash used in financing activities, offset by cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$555	$1,414
Net cash provided by (used in) investing activities	2,770	(150)
Net cash used in financing activities	(1,762)	(7,508)
Effect of exchange rate changes on cash and cash equivalents	193	(77)
Net increase (decrease) in cash and cash equivalents	$1,756	$(6,321)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2017 was $555,000 due to a net income of $2.7 million, offset partially by adjustments for non-cash items of $2.2 million. Adjustments for non-cash items primarily consisted of the $2.9 million discontinued operations gain on the sale of the Fly.com domain name, offset by $579,000 of depreciation and amortization expense on property and equipment, and $240,000 of stock-based compensation expense. Changes in assets and liabilities consisted of $2.3 million decrease in accounts payable and accrued expense and other due to decreased revenue, $1.5 million increase in income tax payable and $831,000 decrease in accounts receivable and income tax receivable.

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
Cash paid for income tax net of refunds received during the three months ended March 31, 2017 and March 31, 2016 was $310,000 and $50,000, respectively.
Net cash provided by investing activities for the three months ended March 31, 2017 was $2.8 million. Net cash used in investing activities for the three months ended March 31, 2016, was $150,000. The cash provided by investing activities for the three months ended March 31, 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $120,000 in purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2016 was primarily due to $145,000 in purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $1.8 million and $7.5 million, respectively. Net cash used in financing activities for the three months ended March 31, 2017 was primarily due to $1.8 million cash used in repurchases of our common stock. Net cash used in financing activities for the three months ended March 31, 2016 was primarily due to $5.7 million payment of related party loan and $1.9 million cash used in repurchases of our common stock.
Although we have settled the states unclaimed property claims with all states, we may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to us by April 25, 2004. Therefore, we are continuing our voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by us and who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by us.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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

The information set forth under “Note 3: Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of March 31, 2017 (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Operating leases	$4,317	$4,878	$4,232	$3,759	$3,173	$5,601	$25,960
Purchase obligations	537	508	—	—	—	—	1,045
Total commitments	$4,854	$5,386	$4,232	$3,759	$3,173	$5,601	$27,005

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $2.9 million as of March 31, 2017. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the three months ended March 31, 2017 and 2016, our effective tax rates were 58% and 38%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further information.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See "Note 3: Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for further information regarding our loss contingencies.

Recent Accounting Pronouncements

See "Note 1—The Company and Basis of Presentation" to the accompanying unaudited condensed consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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
For the three months ended March 31, 2017 and March 31, 2016, we generated net income of $2.7 million and $2.0 million, respectively. In the year ended December 31, 2016, we generated net income of $6.6 million. Although we were profitable in 2016 and the three months ended March 31, 2017, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
We may significantly increase our operating expenses related to advertising campaigns for the Travelzoo brand, as well as our hotel booking platform, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new members.
If revenues fall below our expectations in any quarter and we are unable to quickly reduce our operating expenses in response, our operating results would be lower than expected and our stock price may fall.

Our expansion of our product offering to include the addition of a hotel booking platform may result in additional costs that exceed revenue and may trigger additional stock volatility.

We have been in the process of expanding our hotel booking platform which may result in an increase in costs to further develop the platform in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform is not embraced by our users or our advertising partners, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to the hotel booking platform to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. Furthermore, hotels may offer products and services on more favorable terms to consumers who transact directly with them. In the past year, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. We can give no assurances that the hotel booking platform will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.

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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income. The Company's 2009 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, we have received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment we received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of March 31, 2017 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaway or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaway, and hotel booking platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the continued expansion of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.

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
Our business depends on website and mobile technology interface in order to present deals to our members and generate revenue from our advertisers. Changes to our website and mobile technology and user interface intended to enhance the user experience may have an adverse impact on our member activity and may reduce revenue from advertisers. In October 2016, we recently launched our fully responsive website that adjusts to different screen sizes and allows our members to more readily search our deals, which we believe will improve the user experience on our site; however, this may lead to unforeseen issues that could adversely affect our revenue and business. In addition, as the Company previously disclosed, the Company discontinued its SuperSearch product in order to simplify the overall search experience, and this could result in further loss of revenues. The discontinuance of SuperSearch supports the Company's strategy to focus on its global Travelzoo brand.
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
For the three months ended March 31, 2017, our cash and cash equivalents increased by $1.8 million to $28.6 million, of which $10.8 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Asia decreased 20% in the three months ended March 31, 2017 from the same period last year. Our operations in Asia generated an operating loss of $1.5 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. Our revenues in Europe decreased 14% in the three months ended March 31, 2017 from the same period last year. Our operations in Europe generated an operating income of $949,000 and $1.9 million for the three months ended March 31, 2017 and 2015, respectively.
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
Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. For example, since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We spent $2.3 million and $2.7 million on marketing initiatives relating to member acquisition and marketing for the three months ended March 31, 2017 and 2016, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
We use data technology and software products from third parties, and technology from our vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected. We also rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems, in connection with providing certain of our hotel booking services. Any interruption in these third party services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions
Acquisitions, investments and joint ventures could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended March 31, 2017, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.56 to $13.16. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of March 31, 2017, Azzurro is the Company's largest stockholder, holding approximately 56.1% of the Company's outstanding shares.
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

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, we, like many online companies, have been utilizing the U.S.- E.U. Safe Harbor framework and relying on this method to ensure the appropriate transfer of data between the U.S. and Europe. However, on October 6, 2015, the European Court of Justice ruled that this 15-year old Safe Harbor pact is no longer valid. While we are evaluating and implementing alternatives, it is difficult at this point to know whether this ruling will have an impact on our business. In addition, the European Union has adopted a new data protection legal framework, effective in May 2018, which may result in a greater compliance burden for companies, including us, with users in Europe and increased costs of compliance. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo Inc. within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the three months ended March 31, 2017
The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the potential liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Travelzoo.com Corporation in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Travelzoo.com Corporation.

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
We are obligated to evaluate our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to opine on, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we may identify areas of internal control that may need improvement and may require remediation efforts where necessary. Currently, none of our identified areas that need improvement has been categorized as material weaknesses. We may identify conditions that may result in significant deficiencies or material weaknesses in the future.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $9,000 foreign exchange loss for the three month ended March 31, 2017.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of March 31, 2017, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
During the quarter ended March 31, 2017. there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2016 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 215,080 shares of our equity securities during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
February 1, 2017—February 29, 2017	27,090	$9.40	27,090	972,910
March 1, 2017—March 31, 2017	187,990	$9.38	187,990	784,920
	215,080		215,080

(1) In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2017, the Company repurchased 215,080 shares of common stock.

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

Date: May 5, 2017