Form 10-Q
period 2017-06-30
TRAVELZOO
filed 2017-08-03
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of July 26, 2017 was 12,712,000 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,331	$26,838
Accounts receivable, less allowance for doubtful accounts of $288 and $295 as of June 30, 2017 and December 31, 2016, respectively	12,576	14,415
Income tax receivable	639	542
Deposits	709	105
Deferred tax assets	—	793
Prepaid expenses and other	1,481	1,773
Total current assets	36,736	44,466
Deposits and other	413	702
Deferred tax assets	1,860	1,052
Restricted cash	1,413	1,152
Property and equipment, net	5,418	6,158
Total assets	$45,840	$53,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,194	$19,714
Accrued expenses and other	9,334	8,699
Deferred revenue	954	719
Income tax payable	1,056	691
Total current liabilities	25,538	29,823
Long-term tax liabilities	2,602	2,879
Long-term deferred rent and other	2,674	2,764
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 12,753 shares and 13,462 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	128	135
Additional paid in capital	—	—
Retained earnings	18,585	21,716
Accumulated other comprehensive loss	(3,687)	(3,787)
Total stockholders’ equity	15,026	18,064
Total liabilities and stockholders’ equity	$45,840	$53,530

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$26,411	$29,798	$54,840	$60,626
Cost of revenues	3,222	3,471	6,429	7,322
Gross profit	23,189	26,327	48,411	53,304

Operating expenses:
Sales and marketing	14,213	15,455	29,569	30,985
Product development	2,344	2,001	4,701	4,789
General and administrative	5,246	5,434	10,693	11,247
Total operating expenses	21,803	22,890	44,963	47,021
Income from continuing operations	1,386	3,437	3,448	6,283
Other income (loss), net	18	(91)	25	42
Income from continuing operations before income taxes	1,404	3,346	3,473	6,325
Income tax expense	771	1,548	1,980	2,702
Income from continuing operations	$633	$1,798	$1,493	$3,623
Income from discontinued operations, net of income taxes	54	222	1,938	446
Net income	$687	$2,020	$3,431	$4,069

Income per share—basic:
Continuing operations	$0.05	$0.13	$0.11	$0.26
Discontinued operations	—	0.01	0.15	0.03
Net income per share—basic	$0.05	$0.14	$0.26	$0.29

Income per share—diluted:
Continuing operations	$0.05	$0.13	$0.11	$0.26
Discontinued operations	—	0.01	0.15	0.03
Net income per share—diluted	$0.05	$0.14	$0.26	$0.29

Shares used in computing basic net income per share	13,030	14,066	13,224	14,246
Shares used in computing diluted net income per share	13,058	14,066	13,229	14,246

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$687	$2,020	$3,431	$4,069
Other comprehensive income:
Foreign currency translation adjustment	133	91	100	283
Total comprehensive income	$820	$2,111	$3,531	$4,352

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,431	$4,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,101	1,250
Discontinued operations gain on sale of Fly.com domain name	(2,890)	—
Provision for losses on accounts receivable	(27)	44
Stock-based compensation	480	442
Deferred income tax	(69)	(211)
Net foreign currency effect	(224)	236
Changes in operating assets and liabilities:
Accounts receivable	2,087	(2,265)
Income tax receivable	35	525
Prepaid expenses and other	(218)	182
Accounts payable	(6,054)	(2,210)
Accrued expenses	441	484
Income tax payable	179	1,268
Other non-current liabilities	(278)	91
Net cash provided by (used in) operating activities	(2,006)	3,905
Cash flows from investing activities:
Proceeds from sale of Fly.com domain name	2,890	—
Purchases of property and equipment	(306)	(648)
Net cash provided by (used in) investing activities	2,584	(648)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	—	58
Payment of loan to related party	—	(5,658)
Repurchase of common stock	(6,824)	(4,956)
Net cash used in financing activities	(6,824)	(10,556)
Effect of exchange rate changes on cash and cash equivalents	739	(269)
Net decrease in cash and cash equivalents	(5,507)	(7,568)
Cash and cash equivalents at beginning of period	26,838	35,128
Cash and cash equivalents at end of period	$21,331	$27,560
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,230	$1,072
Cash paid for interest on related party loan	$—	$110
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: The Company and Basis of Presentation
Travelzoo (the “Company” or “Travelzoo”) is a global publisher of travel and entertainment offers. The Company informs its members in Asia Pacific, Europe and North America, as well as website users, about the best travel, entertainment and local deals available from thousands of companies. The Company's deal experts source, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. The Company provides travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach consumers. The Company's revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of June 30, 2017, Azzurro is the Company's largest stockholder, holding approximately 56.6% of the Company's outstanding shares.
During the first quarter of 2017, the Company discontinued operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 9: Discontinued Operations" for further information.
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
The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period, and the Company makes no representations related thereto.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company adopted ASU 2015-17 in the first quarter of 2017 on a prospective basis. Accordingly, the Company reclassified current deferred taxes of $793,000 to noncurrent on its March 31, 2017 consolidated balance sheet. No prior periods were retrospectively adjusted.
In March, 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting standard update was effective for the Company on January 1, 2017 with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to account for forfeitures as they occur and did not have unrecognized tax benefits of stock-based compensation; therefore, the adoption of this guidance did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017 (as amended in August 2015 by ASU 2015-14, "Deferral of the Effective Date"). In December 27, 2016, FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which addresses loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. ASU 2016-20 will go into effect once ASU 2014-09 takes effect. The Company is currently assessing the timing of revenue for its various advertising products including Top 20, Newsflash, Local Deals and Getaway vouchers and Hotel Platform commissions. Although the Company is still currently evaluating the impact of the adoption on its financial position, results of operations and cash flows and has not yet determined whether the effect will be material, the adoption is expected to result in additional required disclosures related to its revenue arrangements. The Company expects to adopt this standard effective January 1, 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
In February 2016, the FASB issued an accounting standard update ASU 2016-02, "Leases," which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. For operating leases with terms longer than 12 months, the Company will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which addresses eight classification issues related to the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash," which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. Both ASU 2016-15 and ASU 2016-18 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017 and should apply using a retrospective transition method to each period presented. These accounting standard updates will be effective for the Company on January 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. This update is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. This accounting standard update will be effective for the Company on January 1, 2018 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," which gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting in ASC Topic 718, "Compensation-Stock Compensation." The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$633	$1,798	$1,493	$3,623
Income from discontinued operations, net of income taxes	54	222	1,938	446
Net income	$687	$2,020	$3,431	$4,069
Denominator:
Weighted average common shares—basic	13,030	14,066	13,224	14,246
Effect of dilutive securities: stock options	28	—	5	—
Weighted average common shares—diluted	13,058	14,066	13,229	14,246
Income per share—basic:
Continuing operations	$0.05	$0.13	$0.11	$0.26
Discontinued operations	—	0.01	0.15	0.03
Net income per share—basic	$0.05	$0.14	$0.26	$0.29
Income per share—diluted:
Continuing operations	$0.05	$0.13	$0.11	$0.26
Discontinued operations	—	0.01	0.15	0.03
Net income per share—diluted	$0.05	$0.14	$0.26	$0.29
For the three and six months ended June 30, 2017, options to purchase 200,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2016, options to purchase 600,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Commitments and Contingencies
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Travelzoo.com Corporation. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below.
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of $1,000 for each of the three and six months ended June 30, 2016. The Company did not make any payment for the three and six months ended June 30, 2017.

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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between July 2017 and November 30, 2024. The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following table summarizes principal contractual commitments as of June 30, 2017 (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Operating leases	$2,964	$4,932	$4,274	$3,795	$3,187	$5,612	$24,764
Purchase obligations	388	536		—	—	—	924
Total commitments	$3,352	$5,468	$4,274	$3,795	$3,187	$5,612	$25,688
Local Deals and Getaways merchant payables included in accounts payable were $9.8 million and $14.8 million, as of June 30, 2017 and December 31, 2016, respectively.
Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended June 30, 2017 and 2016, the Company's effective tax rate was 55% and 45%, respectively. For the six months ended June 30, 2017 and 2016, the Company's effective tax rate was 57% and 42%, respectively. The Company's effective tax rate increased for the three and six months ended June 30, 2017 from the corresponding three and six months ended June 30, 2016, due primarily to the change of geographic mix of income from continuing operations for the three and six months ended June 30, 2017.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of June 30, 2017 are approximately $13.4 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $1.1 million at June 30, 2017.
The Company maintains liabilities for uncertain tax positions. At June 30, 2017, the Company had approximately $1.6 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2017 and December 31, 2016, the Company had approximately $953,000 and $951,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or its net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment the Company received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by the IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three and six months ended June 30, 2017 because the Company does not believe the IRS’s valuation of the Asia Pacific business segment assets is appropriate. If the Company is not able to resolve these proposed adjustments at the IRS examination level, it plans to pursue all available administrative and, if necessary, judicial remedies.
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Beginning balance	$(3,820)	$(3,716)
Other comprehensive income due to foreign currency translation, net of tax	133	91
Ending balance	$(3,687)	$(3,625)

	Six Months Ended
	June 30,
	2017	2016
Beginning balance	$(3,787)	$(3,908)
Other comprehensive income due to foreign currency translation, net of tax	100	283
Ending balance	$(3,687)	$(3,625)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2015, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of June 30, 2017, 50,000 options were outstanding and vested. As of June 30, 2017, there was no unrecognized stock-based compensation expense relating to these options.

In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of June 30, 2017, 400,000 options were outstanding and 300,000 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2017, related to this option grant were $196,000 and $391,000, respectively. As of June 30, 2017, there was approximately $391,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.5 years.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. As of June 30, 2017, 150,000 options were outstanding and 37,500 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2017, related to these option grants were $44,000 and $88,000, respectively. As of June 30, 2017, there was approximately $476,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.8 years.
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
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock, including the 56,000 shares from the previous stock repurchase program, for an aggregate purchase price of $9.5 million and therefore there were no shares remaining to be repurchased under the repurchase programs authorized in January 2014 and January 2016 as of December 31, 2016. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three and six months ended June 30, 2017, the Company repurchased 493,912 and 708,992 shares of common stock, respectively, for an aggregate purchase price of $5.0 million and $7.0 million, respectively. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 291,000 shares remaining to be repurchased under this program as of June 30, 2017.

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
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments. These segment disclosures have been adjusted to remove the revenue and operating profit (loss) related to discontinued operations in the current and prior periods. See "Note 9: Discontinued Operations" for further information.
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended June 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,963	$8,005	$16,443	$26,411
Intersegment revenues	(13)	(108)	121	—
Total net revenues	1,950	7,897	16,564	26,411
Operating profit (loss)	$(1,165)	$268	$2,283	$1,386

Three Months Ended June 30, 2016	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$2,401	$9,638	$17,759	$29,798
Intersegment revenues	37	(181)	144	—
Total net revenues	2,438	9,457	17,903	29,798
Operating profit (loss)	$(1,233)	$1,704	$2,966	$3,437

Six Months Ended June 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$3,807	$17,223	$33,810	$54,840
Intersegment revenues	(44)	(255)	299	—
Total net revenues	3,763	16,968	34,109	54,840
Operating profit (loss)	$(2,706)	$1,217	$4,937	$3,448

Six Months Ended June 30, 2016	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$4,651	$20,279	$35,696	$60,626
Intersegment revenues	42	(264)	222	—
Total net revenues	4,693	20,015	35,918	60,626
Operating profit (loss)	$(2,282)	$3,611	$4,954	$6,283

As of June 30, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$181	$655	$4,582	$—	$5,418
Total assets	$4,055	$47,398	$63,099	$(68,712)	$45,840

As of December 31, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$209	$763	$5,186	$—	$6,158
Total assets	$5,295	$49,125	$65,961	$(66,851)	$53,530

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three and six months ended June 30, 2017 and 2016, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable. As of December 31, 2016, the Company had one customer that accounted for 16% of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Asia Pacific
Travel	$1,858	$2,220	$3,525	$4,247
Local	92	218	238	446
Total Asia Pacific revenues	$1,950	$2,438	$3,763	$4,693
Europe
Travel	$6,795	$8,075	$14,801	$17,082
Local	1,102	1,382	2,167	2,933
Total Europe revenues	$7,897	$9,457	$16,968	$20,015
North America
Travel	$13,911	$14,240	$28,769	$28,997
Local	2,653	3,663	5,340	6,921
Total North America revenues	$16,564	$17,903	$34,109	$35,918
Consolidated
Travel	$22,564	$24,535	$47,095	$50,326
Local	3,847	5,263	7,745	10,300
Total revenues	$26,411	$29,798	$54,840	$60,626
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
United States	$15,244	$16,585	$31,469	$33,378
United Kingdom	4,703	5,908	9,623	12,524
Germany	2,659	3,005	6,165	6,394
Rest of the world	3,805	4,300	7,583	8,330
Total revenues	$26,411	$29,798	$54,840	$60,626

The following table sets forth long lived asset by geographic area (in thousands):

	June 30,	December 31,
	2017	2016
United States	$4,171	$4,755
Rest of the world	1,247	1,403
Total long lived assets	$5,418	$6,158
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
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, in thousands, is included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues from Search	$79	$4,247	$2,088	$8,222
Cost of revenues	(2)	(140)	(101)	(298)
Gross profit	77	4,107	1,987	7,924
Total operating expenses	2	(3,768)	(1,817)	(7,283)
Gain on sale of Fly.com domain name	—	—	2,890	—
Income from discontinued operations before income taxes	79	339	3,060	641
Income tax expense	25	117	1,122	195
Income from discontinued operations, net of income taxes	$54	$222	$1,938	$446

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
Overview
Travelzoo (the “Company” or “Travelzoo”) is a global publisher of travel and entertainment offers. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, research and test-book offers, recommending only those that meet Travelzoo's rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
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
During the first quarter of 2017, the Company discontinued the operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 9: Discontinued Operations" to the accompanying unaudited condensed consolidated financial statement for further information.
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

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets to result in an increase in our general and administrative expenses. Our general and administrative expenses as a percentage of revenue may also fluctuate depending on the number of requests received related to a program under which the Company intends to make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, whose claims were not escheated to states and who failed to submit requests to convert shares into Travelzoo within the required time period. We expect an increase in professional fees for various initiatives.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.2	11.6	11.7	12.1
Gross profit	87.8	88.4	88.3	87.9
Operating expenses:
Sales and marketing	53.8	51.9	53.9	51.1
Product development	8.9	6.7	8.6	7.9
General and administrative	19.9	18.2	19.5	18.6
Total operating expenses	82.6	76.8	82.0	77.6
Income from continuing operations	5.2	11.6	6.3	10.3
Other income (loss), net	0.1	(0.3)	0.1	0.1
Income from continuing operations before income taxes	5.3	11.3	6.4	10.4
Income tax expense	2.9	5.2	3.6	4.4
Income from continuing operations	2.4	6.1	2.8	6.0
Income from discontinued operations, net of income taxes	0.2	0.7	3.5	0.7
Net income	2.6%	6.8%	6.3%	6.7%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	June 30,
	2017	2016
Asia Pacific
Total members (1)	3,641,000	3,610,000
Average cost per acquisition of a new member	$3.21	$3.94
Revenue per member (2)	$2.14	$2.70
Revenue per employee (3)	$91,000	$111,000
Mobile application downloads	682,000	615,000
Social media followers	536,000	392,000
Europe
Total members (1)	8,425,000	8,146,000
Average cost per acquisition of a new member	$3.36	$3.20
Revenue per member (2)	$3.75	$4.64
Revenue per employee (3)	$215,000	$254,000
Mobile application downloads	1,630,000	1,526,000
Social media followers	675,000	654,000
North America
Total members (1)	17,363,000	17,376,000
Average cost per acquisition of a new member	$1.74	$2.44
Revenue per member (2)	$3.82	$4.12
Revenue per employee (3)	$326,000	$346,000
Mobile application downloads	3,105,000	2,920,000
Social media followers	2,507,000	2,444,000
Consolidated
Total members (1)	29,295,000	28,994,000
Average cost per acquisition of a new member	$2.50	$2.77
Revenue per member (2)	$3.61	$4.11
Revenue per employee (3)	$242,000	$274,000
Mobile application downloads	5,417,000	5,062,000
Social media followers	3,718,000	3,491,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Asia Pacific
Travel	$1,858	$2,220	$3,525	$4,247
Local	92	218	238	446
Total Asia Pacific revenues	$1,950	$2,438	$3,763	$4,693
Europe
Travel	$6,795	$8,075	$14,801	$17,082
Local	1,102	1,382	2,167	2,933
Total Europe revenues	$7,897	$9,457	$16,968	$20,015
North America
Travel	$13,911	$14,240	$28,769	$28,997
Local	2,653	3,663	5,340	6,921
Total North America revenues	$16,564	$17,903	$34,109	$35,918
Consolidated
Travel	$22,564	$24,535	$47,095	$50,326
Local	3,847	5,263	7,745	10,300
Total revenues	$26,411	$29,798	$54,840	$60,626
Asia Pacific
Asia Pacific revenues decreased $488,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016. The decrease was primarily due to a $304,000 decrease in Travel revenues, a $110,000 decrease in Local revenues and a $74,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $304,000 was primarily due to the decreased number of emails sent and paid clicks. The decrease in Local revenues of $110,000 was primarily due to the decreased number of Local Deals vouchers sold.
Asia Pacific revenues decreased $930,000 for the six months ended June 30, 2017 from the six months ended June 30, 2016. The decrease was primarily due to a $633,000 decrease in Travel revenues, a $189,000 decrease in Local revenues, and a $108,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $633,000 was primarily due to the decreased number of emails sent and paid clicks. The decrease in Local revenues of $189,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $1.6 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. This decrease was primarily due to a $742,000 decrease in Travel revenues, a $164,000 decrease in Local revenues and a $653,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $742,000 was primarily due to an decreased number of emails sent. The decrease in Local revenues of $164,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe revenues decreased $3.0 million for the six months ended June 30, 2017 from the six months ended June 30, 2016. This decrease was primarily due to a $942,000 decrease in Travel revenues and a $520,000 decrease in Local revenues and a $1.6 million negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $942,000 was primarily due to the decreased number of emails sent and the decreased number of Getaways vouchers sold. The decrease in Local revenues of $520,000 was primarily due to the decreased number of Local Deals vouchers sold.

North America
North America revenues decreased $1.3 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. This decrease was primarily due to the decrease in Travel and Local revenues. The decrease in Travel revenue of $329,000 was primarily due to the decreased number of Getaways vouchers sold and paid clicks. The decrease in Local revenues of $1.0 million was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues decreased $1.8 million for the six months ended June 30, 2017 from the six months ended June 30, 2016. This decrease was primarily due to the decrease in Travel and Local revenues. The decrease in Travel revenue of $228,000 was primarily due to the decreased number of Getaways vouchers sold and paid clicks, offset partially by the increased number of emails sent. The decrease in Local revenues of $1.6 million was primarily due to the decreased number of Local Deals vouchers sold.
For the three and six months ended June 30, 2017 and 2016, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated member refunds and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.2 million and $3.5 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Cost of revenues was $6.4 million and $7.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
Cost of revenue decreased $249,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016. This decrease was primarily due to a $146,000 decrease in payments made to third-party partners of the Travelzoo Network, and a $118,000 decrease in credit card fees paid related to vouchers.
Cost of revenue decreased $893,000 for the six months ended June 30, 2017 from the six months ended June 30, 2016. This decrease was primarily due to a $538,000 decrease in payments made to third-party partners of the Travelzoo Network, and a $232,000 decrease in credit card fees paid related to vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $14.2 million and $15.5 million for the three months ended June 30, 2017 and 2016, respectively. Sales and marketing expenses were $29.6 million and $31.0 million for the six months ended June 30, 2017 and 2016, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2017 and 2016, advertising expenses accounted for 16% of the total sales and marketing expenses. For the six months ended June 30, 2017 and 2016, advertising expenses accounted for 18% of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $1.2 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. The decrease was primarily due to a $670,000 decrease in member acquisition costs and a $422,000 decrease in salary and employee related expenses due in part to a decrease in headcount.
Sales and marketing expenses decreased $1.4 million for the six months ended June 30, 2017 from the six months ended June 30, 2016. The decrease was primarily due to a $1.1 million decrease in member acquisition costs, a $861,000 decrease in salary and employee related expenses due in part to a decrease in headcount and a $352,000 decrease in brand marketing costs.

Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.3 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. Product development expenses were $4.7 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively.
Product development expenses increased $343,000 for three months ended June 30, 2017 from the three months ended June 30, 2016. The increase was primarily due to $182,000 in additional professional service expenses and $47,000 employee related expenses.
Product development expenses decreased $88,000 for six months ended June 30, 2017 from the six months ended June 30, 2016. The decrease was primarily due to a $232,000 decrease in salary and employee related expenses due in part to a decrease in headcount, offset partially by the increase of $182,000 in additional professional service expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.2 million and $5.4 million for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses were $10.7 million and $11.2 million for the three months ended June 30, 2017 and 2016, respectively.
General and administrative expenses decreased $188,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016. The decrease was primarily due to $108,000 decrease in professional service expenses.
General and administrative expenses decreased $554,000 for the six months ended June 30, 2017 from the six months ended June 30, 2016. The decrease was primarily due to $297,000 decrease in professional service expenses and $140,000 decrease in employee related expenses.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $771,000 and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 55% and 45% for the three months ended June 30, 2017 and 2016, respectively. Income tax expense was $2.0 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 57.0% and 42.0% for the six months ended June 30, 2017 and 2016, respectively.
Our effective tax rate increased for the three and six months ended June 30, 2017 from the three and six months ended June 30, 2016, due primarily to the change of geographic mix of income from continuing operations for the three and six months ended June 30, 2017. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any.
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

Segment Information
Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue	1,950	2,438	3,763	4,693
Operating loss	$(1,165)	$(1,233)	$(2,706)	$(2,282)
Operating loss as a % of revenue	(59.7)%	(50.6)%	(71.9)%	(48.6)%
Asia Pacific revenues decreased $488,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016 (see “Revenues” above). Asia Pacific expenses decreased $556,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016. This decrease was primarily due to a $280,000 decrease in member acquisition and marketing costs.
Asia Pacific revenues decreased $930,000 for the six months ended June 30, 2017 from the six months ended June 30, 2016 (see “Revenues” above). Asia Pacific expenses decreased $506,000 for the six months ended June 30, 2017 from the six months ended June 30, 2016. This decrease was primarily due to a $280,000 decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $26,000 for the three months ended June 30, 2017. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $31,000 for the three months ended June 30, 2016.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $47,000 for the six months ended June 30, 2017. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $113,000 for the six months ended June 30, 2016.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue	7,897	9,457	16,968	20,015
Operating profit	$268	$1,704	$1,217	$3,611
Operating profit as a % of revenue	3.4%	18.0%	7.2%	18.0%
Europe revenues decreased $1.6 million for the three months ended June 30, 2017 from the three months ended June 30, 2016 (see “Revenues” above). Europe expenses decreased $124,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016. This decrease was primarily due to a $289,000 decrease in salary and employee related expense, offset partially by a $152,000 increase in member acquisition.
Europe revenues decreased $3.0 million for the six months ended June 30, 2017 from the six months ended June 30, 2016 (see “Revenues” above). Europe expenses decreased $653,000 for the six months ended June 30, 2017 from the six months ended June 30, 2016. This decrease was primarily due to a $756,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $79,000 for the three months ended June 30, 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $121,000 for the three months ended June 30, 2016.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $185,000 for the six months ended June 30, 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $257,000 for the six months ended June 30, 2016.

North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue	16,564	17,903	34,109	35,918
Operating profit	$2,283	$2,966	$4,937	$4,954
Operating profit as a % of revenue	13.8%	16.6%	14.5%	13.8%
North America revenues decreased $1.3 million for the three months ended June 30, 2017 from the three months ended June 30, 2016 (see “Revenues” above). North America expenses decreased $656,000 for the three months ended June 30, 2017 from the three months ended June 30, 2016. This decrease was primarily due to a $542,000 decrease in member acquisition costs and a $119,000 decrease in payments made to third-party partners of the Travelzoo Network.
North America revenues decreased $1.8 million for the six months ended June 30, 2017 from the six months ended June 30, 2016 (see “Revenues” above). North America expenses decreased $1.8 million for the six months ended June 30, 2017 from the six months ended June 30, 2016. This decrease was primarily due to a $816,000 decrease in member acquisition costs and $759,000 decrease in salary and employee related expense due in part to a decrease in headcount.
Liquidity and Capital Resources
As of June 30, 2017, we had $21.3 million in cash and cash equivalents, of which $10.7 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $26.8 million as of December 31, 2016 primarily as a result of cash used in financing activities and operating activities, offset by cash provided by investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$(2,006)	$3,905
Net cash provided by (used in) investing activities	2,584	(648)
Net cash used in financing activities	(6,824)	(10,556)
Effect of exchange rate changes on cash and cash equivalents	739	(269)
Net decrease in cash and cash equivalents	$(5,507)	$(7,568)

Net cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2017 was $2.0 million, which consisted of net income of $3.4 million, adjustments for non-cash items of $1.6 million and a $3.8 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of the $2.9 million discontinued operations gain on the sale of the Fly.com domain name, offset by $1.1 million of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $6.1 million decrease in accounts payable, offset by $2.1 million decrease in accounts receivable.
Net cash provided by operating activities for the six months ended June 30, 2016 was $3.9 million, which consisted of net income of $4.1 million, adjustments for non-cash items of $1.8 million and a $1.9 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.3 million of depreciation and amortization expense on property and equipment, $211,000 of deferred taxes and $442,000 of stock-based compensation expense. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $2.3 million in accounts receivable, $2.2 million in accounts payable, offset by $1.8 million in income tax receivable and payable and $484,000 in accrued expenses.
Cash paid for income tax net of refunds received during the six months ended June 30, 2017 and June 30, 2016 was $3.2 million and $1.1 million, respectively.

Net cash provided by investing activities for the six months ended June 30, 2017 was $2.6 million. Net cash used in investing activities for the six months ended June 30, 2016 was $648,000. The cash provided by investing activities for the six months ended June 30, 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $306,000 in purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2016 was primarily due to $648,000 in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2017 and June 30, 2016 was $6.8 million and $10.6 million, respectively. Net cash used in financing activities for the six months ended June 30, 2017 was primarily due to $6.8 million cash used in repurchases of our common stock. Net cash used in financing activities for the six months ended June 30, 2016 was primarily due to $5.7 million payment of related party loan and $5.0 million cash used in repurchases of our common stock.
Although we have settled the states unclaimed property claims with all states, we may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to us by April 25, 2004. Therefore, we are continuing our voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by us and who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by us.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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
The following summarizes our principal contractual commitments as of June 30, 2017 (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Operating leases	$2,964	$4,932	$4,274	$3,795	$3,187	$5,612	$24,764
Purchase obligations	388	536		—	—	—	924
Total commitments	$3,352	$5,468	$4,274	$3,795	$3,187	$5,612	$25,688

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $2.6 million as of June 30, 2017. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, and the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the six months ended June 30, 2017 and 2016, our effective tax rates were 57% and 42%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further information.

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
During the six months ended June 30, 2017 and June 30, 2016, we generated a net income of $3.4 million and $4.1 million, respectively. During the year ended December 31, 2016, we generated net income of $6.6 million. Although we were profitable in 2016 and the six months ended June 30, 2017, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
From time to time, the Company is under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to its taxes or its net operating income. The Company's 2009 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, the Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment the Company received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of June 30, 2017 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If the Company is not able to resolve these proposed adjustments at the IRS examination level, the Company plans to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies and still relies significantly on e-mail communications with our members. If current clients decide not to continue advertising their offers with us and we are unable to replace them with new clients, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or if our current business model is not successful. For example, the trend toward mobile online traffic will require us to adapt our product offering to facilitate consumers' use of our products. If we do not adapt to this trend fully or quickly enough, we may lose advertising revenue as consumer usage may decline from our non-mobile traffic. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

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
For the six months ended June 30, 2017, our cash and cash equivalents decreased by $5.5 million to $21.3 million, of which $10.7 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
 United States generally accepted accounting principles are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the effective dates of the standard. Such change could have a significant effect on our reported financial results. In addition, we may need to significantly change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles noted above. The cost of these changes may negatively impact our results of operations during the periods of transition.

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
Our revenues in Asia decreased 20% in the six months ended June 30, 2017 from the same period last year. Our operations in Asia generated an operating loss of $2.7 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. Our revenues in Europe decreased 15% in the six months ended June 30, 2017 from the same period last year. Our operations in Europe generated an operating income of $1.2 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively.
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
We spent $4.2 million and $5.3 million on marketing initiatives relating to member acquisition and marketing for the six months ended June 30, 2017 and 2016, respectively, and expect to continue to spend significant amounts to acquire new members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended June 30, 2017, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.72 to $13.16. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of June 30, 2017, Azzurro is the Company's largest stockholder, holding approximately 56.6% of the Company's outstanding shares.

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
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation was merged into Travelzoo Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Travelzoo.com Corporation. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares as further described below.
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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the six months ended June 30, 2017.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $37,000 foreign exchange loss for the six month ended June 30, 2017.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of June 30, 2017, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 3—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 494,000 shares of our equity securities during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
April 1, 2017–April 30, 2017	116,000	$9.74	116,000	669,000
May 1, 2017–May 31, 2017	174,000	$10.10	290,000	495,000
June 1, 2017–June 30, 2017	204,000	$10.51	494,000	291,000
	494,000

(1) In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2017, the Company repurchased 494,000 shares of common stock.

Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—
Certificate of Incorporation of Travelzoo and Certificates of Amendment To the Certificate of Incorporation to Effect a Reverse Stock Split Followed by a Forward Stock Split Of Travelzoo’s Common Stock.

3.3	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 3, 2017