Form 10-Q
period 2017-09-30
TRAVELZOO
filed 2017-11-02
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of October 26, 2017 was 12,461,553 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,822	$26,838
Accounts receivable, less allowance for doubtful accounts of $295 as of September 30, 2017 and December 31, 2016, respectively	11,434	14,415
Income tax receivable	1,540	542
Deferred tax assets	—	793
Deposits	396	105
Prepaid expenses and other	1,961	1,773
Total current assets	34,153	44,466
Deposits and other	508	702
Deferred tax assets	1,800	1,052
Restricted cash	1,438	1,152
Property and equipment, net	5,265	6,158
Total assets	$43,164	$53,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,966	$19,714
Accrued expenses and other	7,932	8,699
Deferred revenue	897	719
Income tax payable	936	691
Total current liabilities	25,731	29,823
Long-term tax liabilities	2,563	2,879
Long-term deferred rent and other	2,721	2,764
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 12,465 shares and 13,462 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	125	135
Additional paid in capital	—	—
Retained earnings	15,580	21,716
Accumulated other comprehensive loss	(3,556)	(3,787)
Total stockholders’ equity	12,149	18,064
Total liabilities and stockholders’ equity	$43,164	$53,530

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$24,687	$26,823	$79,527	$87,450
Cost of revenues	3,018	3,270	9,447	10,593
Gross profit	21,669	23,553	70,080	76,857

Operating expenses:
Sales and marketing	13,973	14,075	43,542	45,060
Product development	2,315	2,230	7,016	7,019
General and administrative	5,363	5,373	16,056	16,620
Total operating expenses	21,651	21,678	66,614	68,699
Income from continuing operations	18	1,875	3,466	8,158
Other income (loss), net	86	251	111	293
Income from continuing operations before income taxes	104	2,126	3,577	8,451
Income tax expense	680	748	2,660	3,450
Income (loss) from continuing operations	$(576)	$1,378	$917	$5,001
Income from discontinued operations, net of income taxes	—	241	1,938	687
Net income (loss)	$(576)	$1,619	$2,855	$5,688

Income (loss) per share—basic:
Continuing operations	$(0.05)	$0.10	$0.07	$0.35
Discontinued operations	—	0.02	0.15	0.05
Net income (loss) per share—basic	$(0.05)	$0.12	$0.22	$0.40

Income (loss) per share—diluted:
Continuing operations	$(0.05)	$0.10	$0.07	$0.35
Discontinued operations	—	0.02	0.15	0.05
Net income (loss) per share—diluted	$(0.05)	$0.12	$0.22	$0.40

Shares used in computing basic net income (loss) per share	12,628	13,839	13,023	14,109
Shares used in computing diluted net income (loss) per share	12,628	13,867	13,040	14,119

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(576)	$1,619	$2,855	$5,688
Other comprehensive income (loss):
Foreign currency translation adjustment	131	(184)	231	99
Total comprehensive income (loss)	$(445)	$1,435	$3,086	$5,787

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,855	$5,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,605	1,856
Discontinued operations: gain on sale of Fly.com domain name	(2,890)	—
Provision for losses (gains) on accounts receivable	(34)	17
Stock-based compensation	686	692
Deferred income tax	28	(224)
Net foreign currency effect	(293)	(308)
Changes in operating assets and liabilities:
Accounts receivable	3,388	(547)
Income tax receivable	(868)	(299)
Prepaid expenses and other	(417)	(387)
Accounts payable	(4,695)	(4,391)
Accrued expenses	(1,009)	(2,074)
Income tax payable	109	1,772
Other non-current liabilities	(349)	121
Net cash provided by (used in) operating activities	(1,884)	1,916
Cash flows from investing activities:
Proceeds from sale of Fly.com domain name	2,890	—
Purchases of property and equipment	(486)	(802)
Net cash provided by (used in) investing activities	2,404	(802)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	—	58
Payment of loan to related party	—	(5,658)
Repurchase of common stock	(9,556)	(5,727)
Net cash used in financing activities	(9,556)	(11,327)
Effect of exchange rate changes on cash and cash equivalents	1,020	(76)
Net decrease in cash and cash equivalents	(8,016)	(10,289)
Cash and cash equivalents at beginning of period	26,838	35,128
Cash and cash equivalents at end of period	$18,822	$24,839
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,858	$2,198
Cash paid for interest on related party loan	$—	$110
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: The Company and Basis of Presentation
Travelzoo (the “Company”) is a global publisher of travel and entertainment offers. The Company informs its members in Asia Pacific, Europe and North America, as well as website users, about the best travel, entertainment and local deals available from thousands of companies. The Company's deal experts source, negotiate, research and test-book offers, recommending only those that meet Travelzoo’s rigorous quality standards. The Company provides travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach consumers. The Company's revenues are generated primarily from advertising fees.
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
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of September 30, 2017, Azzurro is the Company's largest stockholder, holding approximately 57.8% of the Company's outstanding shares.
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
The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period, and the Company makes no representations related thereto.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017 (as amended in August 2015 by ASU 2015-14, "Deferral of the Effective Date"). In December 27, 2016, FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which addresses loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. ASU 2016-20 will go into effect once ASU 2014-09 takes effect. The Company is currently assessing the timing of revenue for its various advertising products including Top 20, Newsflash, Local Deals and Getaway vouchers and Hotel Platform commissions. Under this new guidance, the Company expects it will be required to recognize Local Deals and Getaway revenue on selected deals that is related to unredeemed vouchers based upon estimates at the time of sale of the vouchers rather than the current practice of waiting to recognize this revenue upon expiration of the legal obligation. Although the Company is still currently evaluating the impact of the adoption on its financial position, results of operations and cash flows and has not yet determined whether the effect will be material, the adoption is expected to result in additional required disclosures related to its revenue arrangements. The Company expects to adopt this standard effective January 1, 2018 with a cumulative adjustment to retained earnings using the modified retrospective method.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$(576)	$1,378	$917	$5,001
Income from discontinued operations, net of income taxes	—	241	1,938	687
Net income (loss)	$(576)	$1,619	$2,855	$5,688
Denominator:
Weighted average common shares—basic	12,628	13,839	13,023	14,109
Effect of dilutive securities: stock options	—	28	17	10
Weighted average common shares—diluted	12,628	13,867	13,040	14,119
Income (loss) per share—basic:
Continuing operations	$(0.05)	$0.10	$0.07	$0.35
Discontinued operations	—	0.02	0.15	0.05
Net income (loss) per share—basic	$(0.05)	$0.12	$0.22	$0.40
Income (loss) per share—diluted:
Continuing operations	$(0.05)	$0.10	$0.07	$0.35
Discontinued operations	—	0.02	0.15	0.05
Net income (loss) per share—diluted	$(0.05)	$0.12	$0.22	$0.40
For the three and nine months ended September 30, 2017, options to purchase 562,500 and 162,500 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2016, options to purchase 200,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying condensed consolidated financial statements include charges in general and administrative expenses of zero and $1,000 for the three and nine months ended September 30, 2016, respectively. The Company did not make any payment for the three and nine months ended September 30, 2017.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between March 2017 and November 2024. The Company has purchase commitments which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
The following table summarizes principal contractual commitments as of September 30, 2017 (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Operating leases	$1,542	$5,240	$4,494	$3,825	$3,198	$5,626	$23,925
Purchase obligations	408	579	260	11	—	—	1,258
Total commitments	$1,950	$5,819	$4,754	$3,836	$3,198	$5,626	$25,183
Local Deals and Getaway merchant payables included in accounts payable were $11.0 million and $14.8 million, as of September 30, 2017 and December 31, 2016, respectively.
Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended September 30, 2017 and 2016, the Company's effective tax rate was 654% and 34%, respectively. For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate was 74% and 40%, respectively. The Company's effective tax rate increased for the three and nine months ended September 30, 2017 from the corresponding three and nine months ended September 30, 2016, due primarily to the change of geographic mix of income (loss) from continuing operations, including a relative increase in foreign losses not benefited, for the three and nine months ended September 30, 2017.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries as of September 30, 2017 are approximately $13.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. The estimated amount of the unrecognized deferred tax liability attributed to future dividend distributions of undistributed earnings is approximately $1.2 million at September 30, 2017.
The Company maintains liabilities for uncertain tax positions. At September 30, 2017, the Company had approximately $1.6 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2017 and December 31, 2016, the Company had approximately $985,000 and $951,000, respectively, in accrued interest and penalties related to uncertain tax positions. The Company is in various stages of multiple year examinations by federal taxing authorities. Although the timing of initiation, resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with the taxing authorities or the expiration of the statute of limitations on the returns filed. The Company is unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2008 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009. The Company's 2009 federal income tax return is currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or its net operating income. The Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment the Company received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with additional penalties. The RAR proposes an increase to the Company's U.S. taxable income which would result in additional federal tax, federal penalty and state tax expense totaling approximately $31.0 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by the IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR during the three and nine months ended September 30, 2017 because the Company does not believe the IRS’s valuation of the Asia Pacific business segment assets is appropriate. If the Company is not able to resolve these proposed adjustments at the IRS examination level, it plans to pursue all available administrative and, if necessary, judicial remedies.
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$(3,687)	$(3,625)	$(3,787)	$(3,908)
Other comprehensive income (loss) due to foreign currency translation, net of tax	131	(184)	231	99
Ending balance	$(3,556)	$(3,809)	$(3,556)	$(3,809)

There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2015, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of September 30, 2017, 50,000 options were outstanding and vested. As of September 30, 2017, there was no unrecognized stock-based compensation expense relating to these options.

In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of September 30, 2017, 400,000 options were outstanding and 350,000 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2017, related to this option grant were $196,000 and $587,000, respectively. As of September 30, 2017, there was approximately $196,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. During the three months ended September 30, 2017, 37,500 options were forfeited upon the departure of an executive and the compensation expense of $19,000 was reversed. As of September 30, 2017, 112,500 options were outstanding and 37,500 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2017, related to these option grants were $11,000 and $100,000, respectively. As of September 30, 2017, there was approximately $288,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.4 years.

Subsequent to the quarter ended September 30, 2017, on October 30, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027.
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
In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three and nine months ended September 30, 2017, the Company repurchased 287,713 and 996,705 shares of common stock, respectively, for an aggregate purchase price of $2.6 million and $9.7 million, respectively. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 3,295 shares remaining to be repurchased under this program as of September 30, 2017.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended September 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,767	$8,008	$14,912	$24,687
Intersegment revenues	6	(62)	56	—
Total net revenues	1,773	7,946	14,968	24,687
Operating profit (loss)	$(1,679)	$309	$1,388	$18

Three Months Ended September 30, 2016	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$2,521	$8,614	$15,688	$26,823
Intersegment revenues	36	(140)	104	—
Total net revenues	2,557	8,474	15,792	26,823
Operating profit (loss)	$(798)	$1,412	$1,261	$1,875

Nine Months Ended September 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$5,574	$25,231	$48,722	$79,527
Intersegment revenues	(38)	(317)	355	—
Total net revenues	5,536	24,914	49,077	79,527
Operating profit (loss)	$(4,385)	$1,526	$6,325	$3,466

Nine Months Ended September 30, 2016	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$7,173	$28,893	$51,384	$87,450
Intersegment revenues	78	(403)	325	—
Total net revenues	7,251	28,490	51,709	87,450
Operating profit (loss)	$(3,080)	$5,022	$6,216	$8,158

As of September 30, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$151	$577	$4,537	$—	$5,265
Total assets	$3,490	$49,721	$60,473	$(70,520)	$43,164

As of December 31, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$209	$763	$5,186	$—	$6,158
Total assets	$5,295	$49,125	$65,961	$(66,851)	$53,530

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three and nine months ended September 30, 2017 and 2016, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable. As of December 31, 2016, the Company had one customer that accounted for 16% of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Asia Pacific
Travel	$1,644	$2,334	$5,170	$6,582
Local	129	223	366	669
Total Asia Pacific revenues	$1,773	$2,557	$5,536	$7,251
Europe
Travel	$7,052	$7,357	$21,852	$24,440
Local	894	1,117	3,062	4,050
Total Europe revenues	$7,946	$8,474	$24,914	$28,490
North America
Travel	$12,146	$12,494	$40,916	$41,490
Local	2,822	3,298	8,161	10,219
Total North America revenues	$14,968	$15,792	$49,077	$51,709
Consolidated
Travel	$20,842	$22,185	$67,938	$72,512
Local	3,845	4,638	11,589	14,938
Total revenues	$24,687	$26,823	$79,527	$87,450
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
United States	$13,658	$14,467	$45,127	$47,845
United Kingdom	4,483	4,994	14,136	17,518
Germany	2,881	3,042	9,047	9,436
Rest of the world	3,665	4,320	11,217	12,651
Total revenues	$24,687	$26,823	$79,527	$87,450

The following table sets forth long lived asset by geographic area (in thousands):

	September 30,	December 31,
	2017	2016
United States	$4,124	$4,755
Rest of the world	1,141	1,403
Total long lived assets	$5,265	$6,158
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
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, in thousands, is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues from Search	$—	$3,617	$2,088	$11,839
Cost of revenues	—	(91)	(101)	(389)
Gross profit	—	3,526	1,987	11,450
Total operating expenses	—	(3,196)	(1,817)	(10,479)
Gain on sale of Fly.com domain name	—	—	2,890	—
Income from discontinued operations before income taxes	—	330	3,060	971
Income tax expense	—	89	1,122	284
Income from discontinued operations, net of income taxes	$—	$241	$1,938	$687

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
Overview
Travelzoo (the “Company”) is a global publisher of travel and entertainment offers. We inform over 28 million members in Asia Pacific, Europe and North America, as well as millions of website users, about the best travel, entertainment and local deals available from thousands of companies. Our deal experts source, negotiate, research and test-book offers, recommending only those that meet Travelzoo's rigorous quality standards. We provide travel, entertainment, and local businesses with a fast, flexible, and cost effective way to reach millions of consumers. Our revenues are generated primarily from advertising fees.
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
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may increase if the face value of vouchers that we sell for Local Deals and Getaway increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, due to customer service costs related to vouchers sold and due to refunds to members on vouchers sold. Our cost of revenues are expected to increase due to our effort to develop our hotel booking platform as well. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.2	12.2	11.9	12.1
Gross profit	87.8	87.8	88.1	87.9
Operating expenses:
Sales and marketing	56.6	52.5	54.7	51.5
Product development	9.4	8.3	8.8	8.0
General and administrative	21.7	20.0	20.2	19.0
Total operating expenses	87.7	80.8	83.7	78.5
Income from continuing operations	0.1	7.0	4.4	9.4
Other income (loss), net	0.3	0.9	0.1	0.2
Income from continuing operations before income taxes	0.4	7.9	4.5	9.6
Income tax expense	2.7	2.8	3.3	3.9
Income (loss) from continuing operations	(2.3)	5.1	1.2	5.7
Income from discontinued operations, net of income taxes	—	0.9	2.4	0.8
Net income (loss)	(2.3)%	6.0%	3.6%	6.5%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	September 30,
	2017	2016
Asia Pacific
Total members (1)	3,622,000	3,603,000
Average cost per acquisition of a new member	$2.71	$2.98
Revenue per member (2)	$2.05	$2.77
Revenue per employee (3)	$80,600	$116,000
Mobile application downloads	682,000	635,000
Social media followers	538,000	483,000
Europe
Total members (1)	8,528,000	8,203,000
Average cost per acquisition of a new member	$2.28	$2.31
Revenue per member (2)	$4.07	$4.83
Revenue per employee (3)	$212,000	$227,000
Mobile application downloads	1,630,000	1,567,000
Social media followers	675,000	637,000
North America
Total members (1)	17,436,000	17,391,000
Average cost per acquisition of a new member	$1.85	$2.10
Revenue per member (2)	$3.80	$4.01
Revenue per employee (3)	$302,000	$310,000
Mobile application downloads	3,105,000	2,986,000
Social media followers	2,507,000	2,507,000
Consolidated
Total members (1)	29,452,000	29,059,000
Average cost per acquisition of a new member	$2.08	$2.25
Revenue per member (2)	$3.68	$4.11
Revenue per employee (3)	$226,000	$243,000
Mobile application downloads	5,417,000	5,188,000
Social media followers	3,720,000	3,627,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Asia Pacific
Travel	$1,644	$2,334	$5,170	$6,582
Local	129	223	366	669
Total Asia Pacific revenues	$1,773	$2,557	$5,536	$7,251
Europe
Travel	$7,052	$7,357	$21,852	$24,440
Local	894	1,117	3,062	4,050
Total Europe revenues	$7,946	$8,474	$24,914	$28,490
North America
Travel	$12,146	$12,494	$40,916	$41,490
Local	2,822	3,298	8,161	10,219
Total North America revenues	$14,968	$15,792	$49,077	$51,709
Consolidated
Travel	$20,842	$22,185	$67,938	$72,512
Local	3,845	4,638	11,589	14,938
Total revenues	$24,687	$26,823	$79,527	$87,450
Asia Pacific
Asia Pacific revenues decreased $784,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. The decrease was primarily due to a $673,000 decrease in Travel revenues, a $83,000 decrease in Local revenues and a $28,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $673,000 was primarily due to the decreased number of emails sent and paid clicks. The decrease in Local revenues of $83,000 was primarily due to the decreased number of Local Deals vouchers sold.
Asia Pacific revenues decreased $1.7 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The decrease was primarily due to a $1.3 million decrease in Travel revenues, a $273,000 decrease in Local revenues, and a $135,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $1.3 million was primarily due to the decreased number of emails sent and paid clicks. The decrease in Local revenues of $273,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $528,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. This decrease was primarily due to a $479,000 decrease in Travel revenues, a $232,000 decrease in Local revenues and a $183,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $479,000 was primarily due to an decreased number of emails sent. The decrease in Local revenues of $232,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe revenues decreased $3.6 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. This decrease was primarily due to a $1.4 million decrease in Travel revenues and a $752,000 decrease in Local revenues and a $1.4 million negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $1.4 million was primarily due to the decreased number of emails sent and the decreased number of Getaway vouchers sold. The decrease in Local revenues of $752,000 was primarily due to the decreased number of Local Deals vouchers sold.

North America
North America revenues decreased $824,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. This decrease was primarily due to a $348.000 decrease in Travel revenues and a $476,000 decrease in Local revenues. The decrease in Travel revenue of $348,000 was primarily due to the decreased number of emails sent and the decreased number of Getaway vouchers sold. The decrease in Local revenues of $476,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues decreased $2.6 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. This decrease was primarily due to the decrease in Travel and Local revenues. The decrease in Travel revenue of $575,000 was primarily due to the decreased number of Getaway vouchers sold and paid clicks, offset partially by the increased number of emails sent. The decrease in Local revenues of $2.1 million was primarily due to the decreased number of Local Deals vouchers sold.
For the three and nine months ended September 30, 2017 and 2016, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.0 million and $3.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively. Cost of revenues was $9.4 million and $10.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Cost of revenue decreased $252,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. This decrease was primarily due to a $108,000 decrease in credit card fees paid related to vouchers and a $68,000 decrease in network expense.
Cost of revenue decreased $1.1 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. This decrease was primarily due to a $563,000 decrease in payments made to third-party partners of the Travelzoo Network and a $340,000 decrease in credit card fees paid related to vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $14.0 million and $14.1 million for the three months ended September 30, 2017 and 2016, respectively. Sales and marketing expenses were $43.5 million and $45.1 million for the nine months ended September 30, 2017 and 2016, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2017 and 2016, advertising expenses accounted for 17% and 16% of the total sales and marketing expenses, respectively. For the nine months ended September 30, 2017 and 2016, advertising expenses accounted for 14% and 19% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $102,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016 primarily due to the decrease in member acquisition costs.
Sales and marketing expenses decreased $1.5 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The decrease was primarily due to a $1.3 million decrease in member acquisition costs and a $299,000 decrease in brand marketing costs.

Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.3 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively. Product development expenses were $7.0 million for each of the nine months ended September 30, 2017 and 2016.
Product development expenses increased $85,000 for three months ended September 30, 2017 from the three months ended September 30, 2016 primarily due to additional professional service expenses.
Product development expenses were consistent for nine months ended September 30, 2017 and the nine months ended September 30, 2016.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.4 million for each of the three months ended September 30, 2017 and 2016. General and administrative expenses were $16.1 million and $16.6 million for the nine months ended September 30, 2017 and 2016, respectively.
General and administrative expenses were consistent for the three months ended September 30, 2017 and the three months ended September 30, 2016. The decrease of $282,000 in professional service expenses was offset by the increase of $268,00 in salary and employee related expenses.
General and administrative expenses decreased $564,000 for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The decrease was primarily due to $559,000 decrease in professional service expenses.
Income Taxes
Our income is generally taxed in the U.S., Canada, and U.K. Our income tax provisions reflect federal, state and country statutory rates applicable to our levels of worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $680,000 and $748,000 for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 654% and 34% for the three months ended September 30, 2017 and 2016, respectively. Income tax expense was $2.7 million and $3.45 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 74.0% and 40.0% for the nine months ended September 30, 2017 and 2016, respectively.
Our effective tax rate increased for the three and nine months ended September 30, 2017 from the three and nine months ended September 30, 2016, due primarily to the change of geographic mix of income (loss) from continuing operations, including a relative increase in foreign losses not benefited, for the three and nine months ended September 30, 2017. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any.
U.S. income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for those non-U.S. subsidiaries are approximately $13.9 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S., these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction.
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

Segment Information
Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue	$1,773	$2,557	$5,536	$7,251
Operating loss	$(1,679)	$(798)	$(4,385)	$(3,080)
Operating loss as a % of revenue	(94.7)%	(31.2)%	(79.2)%	(42.5)%
Asia Pacific revenues decreased $784,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016 (see “Revenues” above). Asia Pacific expenses increased $97,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. This increase was primarily due to a $220,000 product development expenses offset partially by a $145,000 decrease in member acquisition and brand marketing costs.
Asia Pacific revenues decreased $1.7 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 (see “Revenues” above). Asia Pacific expenses decreased $410,000 for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. This decrease was primarily due to a $360,000 decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $20,000 for the three months ended September 30, 2017. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $60,000 for the three months ended September 30, 2016.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $55,000 for the nine months ended September 30, 2017. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $157,000 for the nine months ended September 30, 2016.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue	$7,946	$8,474	$24,914	$28,490
Operating profit	$309	$1,412	$1,526	$5,022
Operating profit as a % of revenue	3.9%	16.7%	6.1%	17.6%
Europe revenues decreased $528,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016 (see “Revenues” above). Europe expenses increased $575,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. This increase was primarily due to a $278,000 increase in product development expenses and a $218,000 increase in salary and employee related expense.
Europe revenues decreased $3.6 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 (see “Revenues” above). Europe expenses decreased $80,000 for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 primarily due to decrease in salary and employee related expense.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $4,000 for the three months ended September 30, 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $122,000 for the three months ended September 30, 2016.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $148,000 for the nine months ended September 30, 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $379,000 for the nine months ended September 30, 2016.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue	$14,968	$15,792	$49,077	$51,709
Operating profit	$1,388	$1,261	$6,325	$6,216
Operating profit as a % of revenue	9.3%	8.0%	12.9%	12.0%
North America revenues decreased $824,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016 (see “Revenues” above). North America expenses decreased $951,000 for the three months ended September 30, 2017 from the three months ended September 30, 2016. This decrease was primarily due to a $448,000 decrease in product development expenses and a $423,000 decrease in professional service expenses.
North America revenues decreased $2.6 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 (see “Revenues” above). North America expenses decreased $2.7 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. This decrease was primarily due to a $987,000 decrease in professional service expenses, $683,000 decrease in salary and employee related expense and a $961,000 decrease in member acquisition costs.
Liquidity and Capital Resources
As of September 30, 2017, we had $18.8 million in cash and cash equivalents, of which $11.4 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $26.8 million as of December 31, 2016 primarily as a result of cash used in financing activities and operating activities, offset by cash provided by investing activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$(1,884)	$1,916
Net cash provided by (used in) investing activities	2,404	(802)
Net cash used in financing activities	(9,556)	(11,327)
Effect of exchange rate changes on cash and cash equivalents	1,020	(76)
Net decrease in cash and cash equivalents	$(8,016)	$(10,289)
Net cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2017 was $1.9 million, which consisted of net income of $2.9 million, adjustments for non-cash items of $898,000 and a $3.8 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of the $2.9 million discontinued operations gain on the sale of the Fly.com domain name, offset by $1.6 million of depreciation and amortization expense on property and equipment. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $4.7 million decrease in accounts payable, offset by $3.4 million decrease in accounts receivable.
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

Cash paid for income, tax net of refunds received, during the nine months ended September 30, 2017 and 2016 was $4.9 million and $2.2 million, respectively.
Net cash provided by investing activities for the nine months ended September 30, 2017 and 2016 was $2.4 million and $802,000, respectively. The cash provided by investing activities for the nine months ended September 30, 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $486,000 in purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2016 was primarily due to $802,000 in purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2017 and September 30, 2016 was $9.6 million and $11.3 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2017 was primarily due to $9.6 million cash used in repurchases of our common stock. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to $5.7 million payment of related party loan and $5.7 million cash used in repurchases of our common stock.
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

The following summarizes our principal contractual commitments as of September 30, 2017 (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Operating leases	$1,542	$5,240	$4,494	$3,825	$3,198	$5,626	$23,925
Purchase obligations	408	579	260	11	—	—	1,258
Total commitments	$1,950	$5,819	$4,754	$3,836	$3,198	$5,626	$25,183

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $2.6 million as of September 30, 2017. In addition, the Company received a Revenue Agents' Report from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment, which would result in additional federal and state tax expense totaling approximately $31.0 million, excluding interest and penalties, if any. We are unable to make reasonably reliable estimates on the timing of the cash settlements with the respective taxing authorities, if any. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, reserve for refunds to members, allowance for doubtful accounts, income taxes and loss contingencies. These policies, and our procedures related to these policies, are described in detail below.
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
Reserve for Refunds to Members
We record an estimated reserve for refunds to members based on our historical experience at the time revenue is recorded for Local Deals and Getaway voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserves for refunds to members. Specifically, if the financial condition of our advertisers, the businesses that are providing the vouchered services, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required.
Estimated refunds to members that are determined to be recoverable from the merchant and the portion of which represents our fee from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated refunds to member that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated refunds to members are inaccurate, reported results of operations could differ from the amount we previously accrued.
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, and the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations including on certain loss carryforwards. For the nine months ended September 30, 2017 and 2016, our effective tax rates were 74% and 40%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further information.
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
During the nine months ended September 30, 2017 and September 30, 2016, we generated a net income of $2.9 million and $5.7 million, respectively. During the year ended December 31, 2016, we generated net income of $6.6 million. Although we were profitable in 2016 and the nine months ended September 30, 2017, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
From time to time, the Company is under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to its taxes or its net operating income. The Company's 2009 federal income tax returns are currently under examination, including a review of the impact of the sale of Asia Pacific business segment in 2009. In connection with this examination, the Company has received a Revenue Agent’s Report (RAR) generally issued at the conclusion of an IRS examination, which was consistent with the Notice of Proposed Adjustment the Company received earlier from the IRS for the 2009 calendar year related to the sale of our Asia Pacific business segment with the addition of penalties. The RAR proposes an increase to our U.S. taxable income which would result in additional federal tax expense, federal penalty and state tax expense totaling approximately $31 million, excluding interest and state penalties, if any. The proposed adjustment is primarily driven by IRS’s view that the Asia Pacific business segment assets sold by the Company had a significantly higher valuation than the sales proceeds the Company received upon the sale. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company did not make any adjustments to its liabilities for uncertain tax positions related to the RAR as of September 30, 2017 because the Company does not believe the IRS’s valuation of Asia Pacific business segment assets is appropriate. If the Company is not able to resolve these proposed adjustments at the IRS examination level, the Company plans to pursue all available administrative and, if necessary, judicial remedies. The Company is not able to predict the ultimate amount or outcome of this tax audit and we may incur additional costs in defending any claims that may arise, even if we ultimately are not liable for any additional taxes.

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
Given our hotel booking platform consists of an agency model whereby we will facilitate reservations on behalf of a hotel, the payment of hotel occupancy taxes and other taxes should be the responsibility of the merchant. The intended business practice for our hotel booking platform will primarily be for the merchant or hotel to be responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions. Either step could have a material adverse effect on our business and results of operations. We will continue to assess the risks of the potential financial impact of additional tax exposure.

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
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our members. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. We can also experience a decline in advertisers making offers in certain destinations due to natural disasters, such as hurricanes, fires and floods. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our members or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaway or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
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
Our standard agreements with our merchants generally limit the time period during which we may seek reimbursement for refunds to members or claims. Our members may make claims for refunds with respect to which we are unable to seek reimbursement from our merchants. Our members could also make false or fraudulent refund claims. Our inability to seek reimbursement from our merchants for refund claims could have an adverse effect on our liquidity and profitability.
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
For the nine months ended September 30, 2017, our cash and cash equivalents decreased by $8.0 million to $18.8 million, of which $11.4 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Asia decreased 24% in the nine months ended September 30, 2017 from the same period last year. Our operations in Asia generated an operating loss of $4.4 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively. Our revenues in Europe decreased 13% in the nine months ended September 30, 2017 from the same period last year. Our operations in Europe generated an operating income of $1.5 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively.
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
We spent $5.8 million and $7.9 million on marketing initiatives relating to member acquisition and marketing for the nine months ended September 30, 2017 and 2016, respectively, and expect to continue to spend significant amounts to acquire new members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like the Middle East conflicts, the global financial crisis of 2008, the terrorist attacks in France, Turkey, Belgium and Germany, mass shooting incidents such as in Las Vegas and the recent natural disasters, such as hurricanes, fires and floods in the United States and the Caribbean, have a negative impact on the travel industry and affect travelers' behavior. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks and natural disasters, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on the travel industry. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
We compete for advertising dollars with large Internet portal sites, such as MSN and Yahoo!, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, TripAdvisor, and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have recently announced acquisitions to further consolidate the online travel industry. For example, Ctrip announced that it was acquiring Skyscanner and Priceline announced it was acquiring Momondo. Expedia owns Travelocity, Orbitz, Hotels.com, Hotwire, Trivago, and HomeAway, among others. The continued consolidation of the global travel market may impact our ability to compete in certain areas.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended September 30, 2017, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.75 to $12.77. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of September 30, 2017, Azzurro is the Company's largest stockholder, holding approximately 57.8% of the Company's outstanding shares.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the nine months ended September 30, 2017.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $141,000 foreign exchange loss for the nine month ended September 30, 2017.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of September 30, 2017, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 288,000 shares of our equity securities during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
July 1, 2017–July 30, 2017	57,000	$11.01	628,000	234,000
August 1, 2017–August 31, 2017	128,000	$9.00	1,149,000	106,000
September 1, 2017–September 30, 2017	103,000	$8.32	857,000	3,000
	288,000

(1) In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended September 30, 2017, the Company repurchased 288,000 shares of common stock.

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

3.3	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2*‡	—	Mutual Separation Agreement, date November 1, 2017, between Vivian Hong and Travelzoo

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 2, 2017