Form 10-K
period 2017-12-31
TRAVELZOO
filed 2018-03-16
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $60,608,896.
The number of shares of the Registrant's common stock outstanding as of February 9, 2018 was 12,461,553 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Table of Contents

TRAVELZOO

PART I
Forward-Looking Statements
The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Travelzoo and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of Travelzoo to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Travelzoo's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in Part I Item 1A and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. Travelzoo undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other circumstances occur in the future.
Item 1. Business
Overview
Travelzoo® provides our 28 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With more than 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with more than 2,000 top travel suppliers—our long-standing relationships give Travelzoo members access to the very best deals.
Travelzoo (the “Company”) attracts a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile applications. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 9.0 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.1 million followers on Facebook and Twitter. Our mobile applications have been downloaded 5.5 million times.
Our publications and products include the Travelzoo websites (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
More than 2,000 companies use our services, including Air France, Air New Zealand, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, InterContinental Hotels Group, JPB Corporation, Lufthansa, Key Tours International, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts Worldwide and United Airlines.
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

During the first quarter of 2017, the Company discontinued the operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See Note 11 to the accompanying consolidated financial statements

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2017, Asia Pacific operations were 7% of revenues, European operations were 32% of revenues and North American operations were 61% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2017, Azzurro is the Company's largest stockholder, holding approximately 57.8% of the Company's outstanding shares.
As of December 31, 2017, there were 12,461,553 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. We believe there is a sizable travel and entertainment industry in which we participate in that provides an opportunity to find high quality deals for our members and users. According to the World Trade & Tourism Council, global Travel & Tourism produced $7.6 trillion in value (10.2% of global GDP) for the global economy in 2016 and spending on leisure travel is expected to rise by 4.1% per year to $5,917.7 billion in 2027. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Asia, Europe and North America to capture high quality deals for our members and users.
While our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to Zenith Media (Publicis Media), global advertising expenditure is expected to grow 4.1% in 2018 and reach a total spend of $578 billion by the end of 2018. Digital advertising is expected to grow 10% per year between 2017 and 2020. By 2020, digital advertising is forecast to account for 44% of global advertising spend. In addition, according to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2017, BIA/Kelsey forecasts total local advertising to reach $151.2 billion in 2018. Digital advertising continues to increase its share of total local advertising, growing from $31.7 billion (23%) in 2014 to $52.7 billion (33.2%) in 2018. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices.
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
Challenges Travel, Entertainment and Local Businesses Face and Limitations of Newspaper, TV and Radio Advertising
We believe that travel, entertainment and local businesses often face the challenge of being able to effectively and quickly market and sell their excess inventory (i.e. airline seats, hotel rooms, cruise cabins, theater seats, spa appointments or restaurant seats that are likely to be unfilled). The success of marketing excess inventory can have a substantial impact on a company's profitability. Almost all costs of these services are fixed. That is, the costs do not vary significantly with sales. A relatively small amount of unsold inventory can have a significant impact on the profitability of a company.
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
Travelzoo websites
Websites in the U.S., Australia, Canada, China, France, Germany, Singapore, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses
		24/7	9.0 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	28.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	26.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	153 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Travelzoo Mobile Applications	iPhone and Android applications that allow users to discover the best Travel, Entertainment and Local Deals.	On-demand	5.5 million downloads	Allows travel, entertainment and local deals advertisers to reach our audience that is on the go.	24/7 access to travel, entertainment and local deals for consumers that are on the go.

*
For Travelzoo websites, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2017.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 9.0 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.1 million followers on Facebook and Twitter. Our mobile applications have been downloaded 5.5 million times.

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

Benefits to Consumers
Our Travelzoo websites, Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, Getaway, and the Travelzoo Network, provide consumers information on current offers at no cost to the consumer. Key features of our products include:

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

Advertisers
As of December 31, 2017, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air France	InterContinental Hotels Group
Air New Zealand	JPB Corporation
British Airways	Lion World Travel
Cathay Pacific Airways	Lufthansa
Ctrip	Nexus Holidays
Emirates	Princess Cruises
Etihad	Royal Caribbean
Expedia	Singapore Airlines
Fairmont Hotels and Resorts	Starwood Hotels & Resorts Worldwide
Hawaiian Airlines	Tourism Australia and Tourism Ireland
Hilton Hotels & Resorts	United Airlines
As discussed in Note 10 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2017, 2016 and 2015. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2017, 7% of our total revenues were generated from our Asia Pacific operations, 32% of our total revenues were generated from our European operations and 61% of our total revenues were generated from our North American operations. See Note 10 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2017, our advertising sales force and sales support staff consisted of 149 employees worldwide.
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
Employees
As of December 31, 2017, we had 442 employees in Asia Pacific, Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the years ended December 31, 2017, 2016 and 2015, we generated net income of $3.5 million, $6.6 million and $10.9 million, respectively. Although we were profitable in 2017, 2016 and 2015, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
As a global company, we are subject to income taxes as well as non-income based tax, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). In addition, limitations on the use of net operating losses to offset income for tax years after December 31, 2017 may limit our ability to benefit from accumulated net operating losses in the future.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions.
From time to time, the Company is under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to its taxes or its net operating income or may result in recognition of previously unrecognized tax benefits upon completion of the examination.
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
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaway or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaway and hotel booking platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, we are anticipating a shift from our existing hotel revenue to commission-based revenue in connection with the continued expansion of our hotel booking platform, which may result in lower revenue depending on volume of hotel bookings.

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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers or merchants that are outside our control. For our Local Deals and Getaway merchants, since we are selling vouchers on behalf of the merchants directly to our members, we face exposures should merchants not fully honor the deals. As for our travel business, we are collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible to the consumer to provide the consumer the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
Our business relies heavily on e-mail and other messaging services, and any restrictions on the sending of e-mails or messages or a decrease in member willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon e-mail and other messaging services. Deals offered through e-mails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of e-mail and other messaging services to our businesses, if we are unable to successfully deliver e-mails or messages to our members or potential members, or if members decline to open our e-mails or messages, our revenue and profitability would be adversely affected. New laws and regulations regulating the sending of commercial e-mails, including those enacted in foreign jurisdictions (such as Canada and Europe), may affect our ability to deliver e-mails or messages to our members or potential members and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of e-mails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk e-mail transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver e-mails or other messages to third parties. In addition, our use of e-mail and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send e-mails or other messages. Any disruption or restriction on the distribution of e-mails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services if they are not satisfied with our mobile user experience and could decrease their willingness to be an e-mail member, which could adversely affect our revenue and profitability.

Changes to our technology and user interfaces for our website and mobile applications used to present our deals could adversely affect our revenue and business.
Our business depends on website and mobile technology interfaces in order to present deals to our members and generate revenue from our advertisers. Changes to our website and mobile technology and user interface intended to enhance the user experience may have an adverse impact on our member activity and may reduce revenue from advertisers. In October 2016, we launched our fully responsive website that adjusts to different screen sizes and allows our members to more readily search our deals, which we believe will improve the user experience on our site; however, this may lead to unforeseen issues that could adversely affect our revenue and business. In addition, as the Company previously disclosed, the Company discontinued its SuperSearch product in order to simplify the overall search experience, and this could result in further loss of revenues. The discontinuance of SuperSearch supports the Company's strategy to focus on its global Travelzoo brand.
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
For the year ended December 31, 2017, our cash and cash equivalents decreased by $4.3 million to $22.6 million, of which $16.4 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Note 4 and 5 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Asia decreased 22% in 2017 compared to 2016, and our operations in Asia generated an operating loss before tax of $6.0 million and $3.9 million in 2017 and 2016, respectively. Our revenues in Europe decreased 9% in 2017 compared to 2016, and our operations in Europe generated an operating income before tax of $2.3 million and $5.6 million in 2017 and 2016, respectively.
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
In addition, we face risks related to the growth rate and expansion of our international business, including our expansion in Asia Pacific. A decline in the growth rates of our international businesses could have a negative impact on our gross profit and earnings per share growth rates and, as a consequence, our stock price. Many of these regions have different customs, currencies, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired businesses in Asia Pacific, including Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed. Expansions into foreign markets involve risks and uncertainties, including, among other things, potential distraction of management from operations in North America and Europe, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. It may take us longer than expected to fully realize the anticipated benefits of the Asia Pacific transaction, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. If we are unsuccessful in expanding in new and existing international markets and effectively managing the increased costs of the expansion, our business, results of operations and financial condition will be adversely affected. We are also subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws, and foreign exchange rate volatility.
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
We spent $6.8 million, $8.0 million and $9.5 million on online marketing initiatives relating to member acquisition for years ended December 31, 2017, 2016 and 2015 and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel metasearch engines like Kayak Software Corp. and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have recently announced acquisitions to further consolidate the online travel industry. For example, Ctrip announced that it was acquiring Skyscanner and Priceline announced it was acquiring Momondo. Expedia owns Travelocity, Orbitz, Hotels.com, Hotwire, Trivago, and HomeAway, among others. The continued consolidation of the global travel market may impact our ability to compete in certain areas.
We also compete with companies like Groupon that sell vouchers for deals from local businesses such as spas, hotels and restaurants, as well as sell deals from tour operators for vacation packages. We expect to face increased competition from other Internet and technology-based businesses such as Google. To the extent that Google, or other leading search or metasearch engines that have a significant presence in our key markets, offer comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be an adverse impact on our business and financial performance. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
We also rely on certain third party computer systems and third party service providers, including Global Distribution Systems and computerized central reservation systems, in connection with providing certain of our hotel booking services. Any interruption in these third party services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended February 9, 2018, the closing price of our common stock on the NASDAQ Global Select Market ranged from $5.95 to $11.20. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of December 31, 2017, Azzurro is the Company's largest stockholder, holding approximately 57.8% of the Company's outstanding shares.

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

In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Target, Home Depot, Zappos, LinkedIn and Sony, have experienced high-profile security breaches that exposed their customers' personal information. A security breach at any travel service provider, hotel, payment processor, GDS or other third party travel supplier, such as the security breach experienced by Sabre, could result in negative publicity and exposure, as well as damage to the reputations of the hotels impacted by the incident.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000, $2,000 and $1,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
We are obligated to evaluate our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to opine on, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. In our Section 404 evaluation, we may identify areas of internal control that may need improvement and may require remediation efforts where necessary. Currently, none of our identified areas that need improvement has been categorized as material weaknesses. We may identify conditions that may result in material weaknesses in the future.
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
We have registered the Travelzoo trademark in the U.S., Australia, Canada, China, Hong Kong, Japan, South Korea, Taiwan, the European Union, the U.K. and other jurisdictions. If we are unable to protect our rights in the mark in North America, Europe, and Asia Pacific, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not always be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our business could be materially adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. We have leased offices in Asia Pacific for operations in China, Australia, Hong Kong, Singapore, and Japan, including offices in Beijing, Guangzhou, Hong Kong, Shanghai, Singapore, Sydney, and Tokyo. We also have leased offices for our Europe operations in France, Germany, Spain, and the U.K., including offices in Barcelona, Berlin, Hamburg, London, Manchester, Munich, and Paris. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Austin, Texas; Las Vegas, Nevada; Los Angeles, California; Miami, Florida; Mountain View, California; San Francisco, California; Toronto, Ontario; and Vancouver, British Columbia.

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

	High	Low
2017:
Fourth Quarter	$9.00	$5.95
Third Quarter	$11.20	$7.75
Second Quarter	$10.95	$8.90
First Quarter	$10.35	$8.35
2016:
Fourth Quarter	$12.77	$9.15
Third Quarter	$13.16	$7.72
Second Quarter	$8.23	$7.56
First Quarter	$8.55	$6.71
On February 9, 2018, the last reported sales price of our common stock on the NASDAQ Global Select Market was $6.45 per share.
As of February 9, 2018, there were approximately 198 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2017.

Repurchases of Equity Securities
We repurchased 3,000 shares of our equity securities during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2017 - October 31, 2017	3,000	$8.78	3,000	—
November 1, 2017 - November 30, 2017	—	$—	—	—
December 1, 2017 - December 31, 2017	—	$—	—	—
	3,000		3,000

(1) In July 2012, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2013, 971,000 shares were repurchased and therefore there were 29,000 shares remaining to be repurchased under this program. In January 2014, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2014, the Company repurchased 261,000 shares of common stock, and therefore there were 268,000 shares remaining to be repurchased under this program as of December 31, 2014. During the year ended December 31, 2015, the Company repurchased 212,000 shares of common stock and therefore there were 56,000 shares remaining to be repurchased under this program as of December 31, 2015. In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock and therefore there were no shares remaining to be repurchased under the repurchase programs authorized in January 2014 and January 2016 as of December 31, 2016. During the three months ended December 31, 2016, the Company repurchased 364,000 shares of common stock. In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2017, the Company repurchased 1,000,000 shares of common stock and therefore there were no shares remaining to be repurchased under the repurchase programs authorized February 2017 as of December 31, 2017. During the three months ended December 31, 2017, the Company repurchased 3,000 shares of common stock. In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017. The graph assumes that $100 was invested on December 31, 2011 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$250
$200
$150
$100
$50
$0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Travelzoo
NASDAQ Market Index
Russell 2000 Index

Measurement Point	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Travelzoo	$100.00	$112.27	$66.46	$44.08	$49.50	$33.97
NASDAQ Market Index	$100.00	$138.32	$156.85	$165.84	$178.28	$230.18
Russell 2000 Index	$100.00	$136.82	$141.87	$133.57	$159.93	$180.82

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below for the years ended December 31, 2014 and 2013 represent unaudited consolidated financial statements presented on a basis consistent with those for years ended December 31, 2017, 2016 and 2015. The financial results for Travelzoo have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. See Note 11 to the accompanying consolidated financial statements for further information related to the acquisition of the Travelzoo Asia Pacific business. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenues	$106,524	$114,263	$123,961	$134,243	$145,314
Income (loss) from operations	4,545	10,186	3,820	13,798	(2,325)
Income (loss) from continuing operations, net of taxes	1,592	6,007	8,523	10,323	(8,939)
Income from discontinued operations, net of taxes	1,938	624	2,341	2,739	2,357
Net income (loss)	$3,530	$6,631	$10,864	$13,062	$(6,582)
Income (loss) per share—basic:
Continuing operations	$0.12	$0.43	$0.58	$0.70	$(0.58)
Discontinued operations	0.15	0.04	0.16	0.18	0.15
Net income (loss) per share	$0.27	$0.47	$0.74	$0.88	$(0.43)
Income (loss) per share—diluted:
Continuing operations	$0.12	$0.43	$0.58	$0.70	$(0.58)
Discontinued operations	0.15	0.04	0.16	0.18	0.15
Net income (loss) per share	$0.27	$0.47	$0.74	$0.88	$(0.43)
Shares used in per share calculation from continuing operations—basic	12,882	13,997	14,722	14,768	15,269
Shares used in per share calculation from discontinued operations—basic	12,882	13,997	14,722	14,768	15,269
Shares used in per share calculation from continuing operations—diluted	12,894	13,997	14,722	14,809	15,269
Shares used in per share calculation from discontinuing operations—diluted	12,894	13,997	14,722	14,809	15,355

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$22,553	$26,838	$35,128	$55,417	$68,668
Working capital	$7,646	$14,643	$16,046	$36,259	$29,194
Total assets	$45,672	$53,530	$68,579	$93,307	$119,440
Stockholders' equity	$13,078	$18,064	$21,387	$35,827	$30,096

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

Overview
Travelzoo® provides our 28 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With more than 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with more than 2,000 top travel suppliers—our long-standing relationships give Travelzoo members access to the very best deals.
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
More than 2,000 companies use our services, including Air France, Air New Zealand, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, InterContinental Hotels Group, JPB Corporation, Lion World Travel, Lufthansa, Nexus Holidays, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts Worldwide, Tourism Australia, Tourism Ireland, and United Airlines.

During the first quarter of 2017, the Company discontinued the operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 11: Discontinued Operations" to the accompanying unaudited consolidated financial statement for further information.

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2017, Asia Pacific operations were 7% of revenues, European operations were 32% of revenues and North American operations were 61% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
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

Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. For example, in August of 2015 we acquired our Asia Pacific business, with the intent to increase our investment in audience in this region. Due to the continued desire to grow our business in Asia Pacific, Europe and North America, we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our members and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.
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
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books and the acquisition of our Asia Pacific business in 2015. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	12.1	12.1	14.6
Gross profit	87.9	87.9	85.4
Operating expenses:
Sales and marketing	53.8	51.1	52.9
Product development	8.6	8.0	9.9
General and administrative	21.2	19.9	19.5
Total operating expenses	83.6	79.0	82.3
Income from continuing operations	4.3	8.9	3.1
Other income (loss), net	0.1	(0.1)	(1.0)
Income from continuing operations before income taxes	4.4	8.8	2.1
Income tax expense (benefit)	2.9	3.5	(4.8)
Income from continuing operations	1.5	5.3	6.9
Income from discontinued operations, net of income taxes	1.8	0.5	1.9
Net income	3.3%	5.8%	8.8%

Operating Metrics
The following table sets forth operating metrics in Asia Pacific, Europe and North America:

	Years Ended December 31,
	2017	2016	2015
Asia Pacific
Total members	3,621,600	3,598,000	3,484,000
Average cost per acquisition of a new member	$3.08	$3.28	$2.46
Revenue per member (2)	$2.09	$2.78	$3.01
Revenue per employee (3)	$86	$108	$113
Mobile application downloads	728,300	662,000	563,000
Social media followers	559,000	531,000	383,000
Europe
Total members	8,523,300	8,153,000	7,860,000
Average cost per acquisition of a new member	$2.89	$2.85	$3.43
Revenue per member (2)	$4.13	$4.69	$5.41
Revenue per employee (3)	$222	$249	$277
Mobile application downloads	1,738,481	1,595,000	1,419,000
Social media followers	791,000	637,000	595,000
North America
Total members	17,375,600	17,223,000	17,184,000
Average cost per acquisition of a new member	$1.87	$2.15	$2.16
Revenue per member (2)	$3.79	$3.94	$4.35
Revenue per employee (3)	$322	$332	$314
Mobile application downloads	3,015,700	3,049,000	2,734,000
Social media followers	2,866,000	2,507,000	2,250,000
Consolidated
Total members (1)	29,388,200	28,838,000	28,390,000
Average cost per acquisition of a new member	$2.34	$2.51	$2.62
Revenue per member (2)	$3.69	$4.02	$4.48
Revenue per employee (3)	$241	$258	$266
Mobile application downloads	5,482,481	5,306,000	4,716,000
Social media followers	4,216,000	3,675,000	3,228,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annual revenue divided by number of members at the beginning of the year.

(3)	Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2017		2016	2015
Asia Pacific
Travel	$6,992		$8,845	$9,355
Local	527		853	1,294
Total Asia Pacific revenues	$7,519		$9,698	$10,649
Europe
Travel	$29,180		$31,087	$33,603
Local	4,501		5,820	6,133
Total Europe revenues	$33,681		$36,907	$39,736
North America
Travel	$53,880		$54,248	$56,156
Local	11,444		13,410	17,420
Total North America revenues	$65,324		$67,658	$73,576
Consolidated
Travel	$90,052		$94,180	$99,114
Local	16,472		20,083	24,847
Total revenues	$106,524	—	$114,263	$123,961
Asia Pacific
Asia Pacific revenues decreased $2.2 million or 22% in 2017 compared to 2016. This decrease was primarily due to the decrease in Travel revenues, the decrease in Local revenues and a $341,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenues of $1.5 million was primarily due to the decreased number of e-mails sent. The decrease in Local revenues of $301,000 was primarily due to the decreased number of Local Deals vouchers sold.
Asia Pacific revenues decreased $951,000 or 9% in 2016 compared to 2015. This decrease was primarily due to the decrease in Travel revenues and the decrease in Local revenues offset partially by a $207,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenues of $718,000 was primarily due to the decreased number of e-mails sent. The decrease in Local revenues of $441,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $3.2 million or 9% in 2017 compared to 2016. This decrease was primarily due to the decrease in Travel revenues, the decrease in Local revenues and a $766,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $1.3 million was primarily due to the decrease in the average take rate earned from travel publications and the decrease in vouchers sold in getaway voucher revenues. The decrease in Local revenues of $1.2 million was primarily due to the decreased number of Local Deals vouchers sold.
Europe revenues decreased $2.8 million or 7% in 2016 compared to 2015. This decrease was primarily due to the $2.8 million negative impact from foreign currency movements relative to the U.S. dollar and the decrease in Travel revenues, offset partially by the increase in Local revenues. The decrease in Travel revenue of $360,000 was primarily due to the decreased number of emails sent and paid clicks. The increase in Local revenues of $312,000 was primarily due to the increased number of Local Deals vouchers sold.

North America
North America revenues decreased $2.3 million or 3% in 2017 compared to 2016. This decrease was primarily due to the decrease in Local and Travel revenues. The decrease in Local revenues of $2.0 million was primarily due to the decreased number of Local Deals vouchers sold. The decrease in Travel revenue of $371,000 was primarily due to the decreased number of Getaway vouchers sold, offset partially by the increased travel publications revenues.
North America revenues decreased $5.9 million or 8% in 2016 compared to 2015. The decrease in Travel revenues of $1.8 million was primarily due to the decreased number of emails sent. The decrease in Local revenues of $4.0 million was primarily due to the decreased number of Local Deals vouchers sold.
For 2017, 2016 and 2015, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $12.9 million, $13.9 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Cost of revenue decreased $946,000 in 2017 compared to 2016. This decrease was primarily due to a $837,000 decrease in payments made to third-party partners of the Travelzoo Network.
Cost of revenue decreased $4.3 million in 2016 compared to 2015. This decrease was primarily due to a $2.9 million decrease in payments made to third-party partners of the Travelzoo Network, a $771,000 decrease in Local Deals and Getaway costs and a $585,000 decrease in employee compensation and benefits.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $57.3 million, $58.4 million and $65.6 million for 2017, 2016 and 2015, respectively. Advertising expenses accounted for 15%, 18% and 21%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites and increase brand awareness.
Sales and marketing expenses decreased $1.1 million in 2017 compared to 2016. The decrease was primarily due to a $1.2 million decrease in member acquisition costs and a $0.4 million decrease in salary and employee related expenses, offset partially by a $0.3 million increase in facility costs and $0.3 million increase in marketing costs.
Sales and marketing expenses decreased $7.2 million in 2016 compared to 2015. The decrease was primarily due to a $4.0 million decrease in salary and employee related expenses due in part to a decrease in headcount, a $1.9 million decrease in trade and brand marketing expenses, $0.7 million decrease in member acquisition costs and a $0.4 million decrease in professional service expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization and facilities costs. Product development expenses were $9.2 million, $9.1 million and $12.2 million for 2017, 2016 and 2015, respectively.
Product development expenses increased $128,000 in 2017 compared to 2016. The increase was primarily due to an increase in professional services related in part to our continuous enhancement to our website.
Product development expenses decreased $3.1 million in 2016 compared to 2015. The decrease was primarily due to a $1.5 million decrease in salary and employee related expenses, a $1.0 million decrease in professional service expenses and a $0.3 million decrease in contractor expenses.

General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $22.6 million, $22.7 million and $24.2 million for 2017, 2016 and 2015, respectively.
General and administrative expenses decreased $139,000 in 2017 compared to 2016. The decrease was primarily due to a $548,000 decrease in professional services expenses related to various outside services, offset partially by a $435,000 increase in salary and employee related expenses.
General and administrative expenses decreased $1.5 million in 2016 compared to 2015. The decrease was primarily due to a $2.2 million decrease in salary and employee related expenses due in part to a decrease in headcount, offset partially by a $0.5 million increase in professional services expenses.
Other Income (loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was $173,000, $(187,000) and $(1.2) million for 2017, 2016 and 2015, respectively. Other income (loss) increased $360,000 from 2016 to 2017 primarily due to foreign exchange transaction gains in 2017. Other income (loss) decreased $1.1 million from 2015 to 2016 primarily due to foreign exchange transaction losses in 2015.
Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).
In connection with the Company's initial analysis of the impact of the Tax Act, the Company has recorded a provisional estimate of discrete net tax expense of $508,000 for the period ended December 31, 2017. This discrete expense consists of provisional estimates of zero net expense for the Transition Tax, $173,000 net benefit for the decrease in the Company's deferred tax liability on unremitted foreign earnings, and $681,000 net expense for remeasurement of the Company's deferred tax assets/liabilities for the corporate rate reduction.
We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017.
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense (benefit) was $3.1 million, $4.0 million and $(5.9) million for 2017, 2016 and 2015, respectively. Our effective tax rate was 66%, 40% and (231)% for 2017, 2016 and 2015, respectively.
Our effective tax rate increased for the year ended December 31,2017 compared to the year ended December 31, 2016, primarily due to unfavorable change in our geographic mix of our worldwide taxable income including foreign net operating losses from Asia Pacific that are not benefited. In addition, the effective tax rate decreased by $907,000 due primarily to the recognition of certain previously unrecognized tax benefits related to uncertain tax positions as a result of the settlement of certain tax examinations offset by the provisional estimated net tax expense of $508,000 resulting from our initial analysis of the impact of the U.S. tax reform passed in December 2017. Our effective tax rate increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the recognition of an $8.4 million tax benefit related to the unexchanged promotional shares after a lapse of certain statute of limitations in 2015. We expect that our effective tax rate in future periods may fluctuate depending on the geographic mix of our worldwide taxable income, total amount of expenses representing payments to former stockholders, income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur and the need for valuation allowances on certain tax assets, if any. See Note 5 to the accompanying consolidated financial statements for more information on our effective tax rate.

Segment Information
Asia Pacific

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues	$7,519	$9,698	$10,649
(Loss) from operations	$(5,967)	$(3,890)	$(2,469)
(Loss) from operations as a % of revenues	(79)%	(40)%	(23)%
Asia Pacific net revenues decreased $2.2 million in 2017 compared to 2016 (see “Revenues” above). Asia Pacific expenses decreased $102,000 from 2016 to 2017. This decrease was primarily due to a $470,000 decrease in member acquisition costs, offset partially by a $188,000 increase of salary expense and a $130,000 increase in rent expense.
Asia Pacific net revenues decreased $951,000 in 2016 compared to 2015 (see “Revenues” above). Asia Pacific expenses increased $470,000 from 2015 to 2016. This increase was primarily due to a $666,000 increase in member acquisition costs, a $251,000 increase in trade and brand marketing expenses, offset partially by a $620,000 decrease of salary and employee related expense due primarily to a decrease in headcount.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $35,000 for fiscal years 2017. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $191,000 and $16,000 for fiscal years 2016 and 2015, respectively.
Europe

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues	$33,681	$36,907	$39,736
Income from operations	$2,290	$5,604	$2,472
Income from operations as a % of revenues	7%	15%	6%

Europe net revenues decreased $3.2 million in 2017 compared to 2016 (see “Revenues” above). Europe expenses increased $88,000 from 2016 to 2017. The increase was primarily due to a $176,000 increase in customer retention costs, a $173,000 increase in trade and brand marketing expenses, a $136,000 increase in office and facility expenses and a $130,000 increase in professional services expenses, offset partially by a $496,000 decrease in salary and employee related expenses.
Europe net revenues decreased $2.8 million in 2016 compared to 2015 (see “Revenues” above). Europe expenses decreased $6.0 million from 2015 to 2016. The decrease was primarily due to a $1.8 million decrease in salary and employee related expenses, a $1.5 million decrease in trade and brand marketing expenses, a $1.0 million decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $116,000, $633,000 and $101,000 for 2017, 2016 and 2015, respectively.
North America

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues	$65,324	$67,658	$73,576
Income from operations	$8,222	$8,472	$3,817
Income from operations as a % of revenues	13%	13%	5%

North America net revenues decreased $2.3 million in 2017 compared to 2016 (see “Revenues” above). North America expenses decreased $2.1 million from 2016 to 2017. This decrease was primarily due to a $1.0 million decrease in professional services expenses, a $0.8 million decrease in member acquisition costs and a $0.6 million decrease in payments made to third-party partners of the Travelzoo Network, offset partially by a $0.5 million increase in customer refund in Local Deals and Getaway products.
North America net revenues decreased $5.9 million in 2016 compared to 2015 (see “Revenues” above). North America expenses decreased $10.6 million from 2015 to 2016. This decrease was primarily due to a $6.3 million decrease in salary and employee related expense due in part to a decrease in headcount, a $2.8 million decrease in payments made to third-party partners of the Travelzoo Network and a $0.9 million decrease in member acquisition costs.
Liquidity and Capital Resources
As of December 31, 2017, we had $22.6 million in cash and cash equivalents, of which $16.4 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $26.8 million as of December 31, 2016 primarily as a result of cash used for repurchases of our common stock. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Year Ended December 31,
	2017	2016	2015
	( In thousands)
Net cash provided by operating activities	$2,076	$8,722	$4,192
Net cash provided by (used in) investing activities	2,152	(909)	(1,218)
Net cash used in financing activities	(9,712)	(15,262)	(20,012)
Effect of exchange rate changes on cash and cash equivalents	1,199	(841)	(3,251)
Net decrease in cash and cash equivalents	$(4,285)	$(8,290)	$(20,289)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $2.1 million for 2017, which consisted of a net income of $3.5 million, adjustments for non-cash items of $265,000, offset partially a $1.7 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of the $2.9 million discontinued operations gain on the sale of the Fly.com domain name, offset by $2.1 million of depreciation and amortization expense on property and equipment and $1.0 million of stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities primarily consisted of $2.5 million decrease in other non-current liabilities primarily associated with the resolution of 2009 IRS audit related to the sale of our Asia Pacific business segment and $1.6 million decrease in accounts payable, offset partially by $3.1 million decrease in accounts receivable.
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
Net cash provided by operating activities was $4.2 million for 2015, which consisted of a net income of $10.9 million, adjustments for non-cash items of $3.4 million and a $10.1 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $2.8 million of depreciation and amortization expense on property and equipment and $401,000 of stock-based compensation expense. In addition, the decrease in cash from changes in operating assets and liabilities primarily consisted of $7.9 million in other non-current liabilities, $1.4 million in accrued expenses for unexchanged promotional shares, $2.8 million in accounts payable and accrued expenses offset by $2.4 million in income tax receivable.
Cash paid for income tax net of refunds received in 2017, 2016 and 2015 was $6.2 million, $3.3 million and $801,000, respectively.

Net cash provided by investing activities for 2017 was $2.2 million. Net cash used in investing activities for 2016 and 2015 was $909,000 and $1.2 million, respectively. The cash provided by investing activities in 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $738,000 in purchases of property and equipment. The cash used in investing activities in 2016 was due primarily to $909,000 in purchases of property and equipment. The cash used in investing activities in 2015 was due primarily to $1.3 million in purchases of property and equipment offset by $64,000 release of restricted cash.
Net cash used in financing activities for 2017, 2016 and 2015 was $9.7 million, $15.3 million and $20.0 million, respectively. Net cash used in financing activities for the year ended December 31, 2017 was primarily due to $9.7 million cash used in repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2016 was primarily due to $5.7 million payment of related party loan and $9.7 million cash used in repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2015 was primarily due to cash used in acquiring the Travelzoo Asia Pacific business and repurchases of our common stock.
See Note 4 to the accompanying consolidated financial statements for information on the unexchanged promotional share settlements and related cash program.

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
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of our Travelzoo brands. Since the inception of the program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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
The following summarizes our principal contractual commitments as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$5,320	$4,505	$3,833	$3,205	$2,370	$3,258	$22,491
Purchase obligations	1,446	17	11	—	—	—	1,474
Total commitments	$6,766	$4,522	$3,844	$3,205	$2,370	$3,258	$23,965

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.2 million as of December 31, 2017. See Note 5 to the accompanying consolidated financial statements for further information.

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

•
Delivery. Delivery is considered to occur when the advertising has been displayed, the click-throughs have been delivered, the voucher sale has been completed and cancelable hotel booking reservation stays have occurred or non-cancelable hotel booking reservations have been booked, as applicable.

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
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the progress or closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through new provisions under the Tax Act such as the new GILTI tax and BEAT or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations.
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2017, 2016 and 2015, our effective tax rates were 66%, 40% and (231)%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 5 to the accompanying consolidated financial statements for further information.

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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We have performed a sensitivity analysis as of December 31, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $185,000 foreign exchange loss for the year ended December 31, 2017.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Travelzoo

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Travelzoo and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its deferred income taxes in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 15, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Travelzoo:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Travelzoo and subsidiaries (Travelzoo) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of Travelzoo’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Travelzoo for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
March 11, 2016, except for Note 11, as to which the date is March 15, 2018

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,553	$26,838
Accounts receivable, less allowance for doubtful accounts of $315 and $295 as of December 31, 2017 and 2016, respectively	11,769	14,415
Income tax receivable	517	542
Deferred tax assets	—	793
Deposits	259	105
Prepaid expenses and other	2,141	1,773
Total current assets	37,239	44,466
Deposits and other	548	702
Deferred tax assets	1,516	1,052
Restricted cash	1,448	1,152
Property and equipment, net	4,921	6,158
Total assets	$45,672	$53,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,105	$19,714
Accrued expenses and other	8,702	8,699
Deferred revenue	825	719
Income tax payable	961	691
Total current liabilities	29,593	29,823
Long-term tax liabilities	373	2,879
Long-term deferred rent and other	2,628	2,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 12,462 shares issued and outstanding as of December 31, 2017 and 13,462 shares issued and outstanding as of December 31, 2016)	125	135
Additional paid-in capital	—	—
Retained earnings	16,550	21,716
Accumulated other comprehensive loss	(3,597)	(3,787)
Total stockholders’ equity	13,078	18,064
Total liabilities and stockholders’ equity	$45,672	$53,530

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$106,524	$114,263	$123,961
Cost of revenues	12,909	13,855	18,148
Gross profit	93,615	100,408	105,813
Operating expenses:
Sales and marketing	57,288	58,429	65,609
Product development	9,224	9,096	12,214
General and administrative	22,558	22,697	24,170
Total operating expenses	89,070	90,222	101,993
Income from continuing operations	4,545	10,186	3,820
Other income (loss), net	173	(187)	(1,242)
Income from continuing operations before income taxes	4,718	9,999	2,578
Income tax expense (benefit)	3,126	3,992	(5,945)
Income from continuing operations	$1,592	$6,007	$8,523
Income from discontinued operations, net of income taxes	1,938	624	2,341
Net income	$3,530	$6,631	$10,864

Income per share—basic:
Continuing operations	$0.12	$0.43	$0.58
Discontinued operations	0.15	0.04	0.16
Net income per share—basic	$0.27	$0.47	$0.74

Income per share—diluted:
Continuing operations	$0.12	$0.43	$0.58
Discontinued operations	0.15	0.04	0.16
Net income per share—diluted	$0.27	$0.47	$0.74

Shares used in computing basic net income per share	12,882	13,997	14,722
Shares used in computing diluted net income per share	12,894	13,997	14,722

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$3,530	$6,631	$10,864
Other comprehensive income (loss):
Foreign currency translation adjustment	190	121	(1,306)
Total comprehensive income	$3,720	$6,752	$9,558

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2015	14,730	$163	$(21,517)	$30,586	$29,197	$(2,602)	$35,827
Stock-based compensation expense	—	—	—	401	—	—	401
Retirement of treasury stock	—	(13)	23,241	(23,228)	—	—	—
Repurchase and retirement of common stock, net	(212)	—	(1,724)	—	—	—	(1,724)
Proceeds from sale of shares fractionalized from reverse/forward stock split, including transaction costs	—	—	—	—	(102)	—	(102)
Acquisition of Asia Pacific Business	—	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustment	—	—	—	—	—	(1,306)	(1,306)
Net income	—	—	—	—	10,864	—	10,864
Balances, December 31, 2015	14,518	150	—	7,759	17,386	(3,908)	21,387
Stock-based compensation expense	—	—	—	933	—	—	933
Repurchase and retirement of common stock, net	(1,056)	(15)	—	(7,189)	(2,301)	—	(9,505)
Tax benefit shortfall from forfeiture/cancellation of stock options	—	—	—	(1,503)	—	—	(1,503)
Foreign currency translation adjustment	—	—	—	—	—	121	121
Net income	—	—	—	—	6,631	—	6,631
Balances, December 31, 2016	13,462	135	—	—	21,716	(3,787)	18,064
Stock-based compensation expense	—	—	—	1,006	—	—	1,006
Repurchase and retirement of common stock, net	(1,000)	(10)	—	(1,006)	(8,696)	—	(9,712)
Foreign currency translation adjustment	—	—	—	—	—	190	190
Net income	—	—	—	—	3,530	—	3,530
Balances, December 31, 2017	12,462	$125	$—	$—	$16,550	$(3,597)	$13,078

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$3,530	$6,631	$10,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,075	2,530	2,788
Discontinued operations gain on sale of Fly.com domain name	(2,890)	—	—
Stock-based compensation	1,006	933	401
Deferred income tax	309	(199)	(269)
Net foreign currency effect	(354)	(315)	480
Other	118	100	(20)
Changes in operating assets and liabilities:
Accounts receivable	3,065	1,313	(789)
Income tax receivable	28	816	2,371
Prepaid expenses and other	(487)	957	675
Accounts payable	(1,588)	(2,463)	(1,139)
Reserve for unexchanged promotional shares	—	—	(1,393)
Accrued expenses and other	(475)	(1,747)	(1,681)
Income tax payable	261	287	(161)
Other non-current liabilities	(2,522)	(121)	(7,935)
Net cash provided by operating activities	2,076	8,722	4,192
Cash flows from investing activities:
Purchases of property and equipment	(738)	(909)	(1,282)
Proceeds from sale of Fly.com domain name	2,890	—	—
Release of restricted cash	—	—	64
Net cash provided by (used in) investing activities	2,152	(909)	(1,218)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	—	58	(16,974)
Payment of loan to related party	—	(5,658)	(3,250)
Proceeds from loan from related party	—	—	2,224
Increase in bank overdraft	—	—	44
Decrease in bank overdraft	—	—	(385)
Repurchase of common stock	(9,712)	(9,662)	(1,569)
Reverse/forward stock split, including transaction costs	—	—	(102)
Net cash used in financing activities	(9,712)	(15,262)	(20,012)
Effect of exchange rate changes on cash and cash equivalents	1,199	(841)	(3,251)
Net decrease in cash and cash equivalents	(4,285)	(8,290)	(20,289)
Cash and cash equivalents at beginning of year	26,838	35,128	55,417
Cash and cash equivalents at end of year	$22,553	$26,838	$35,128
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6,201	$3,309	$801
Cash paid for interest	$—	$88	$128
Note payable for the acquisition of the Asia Pacific business	$—	$—	$5,658
See accompanying notes to consolidated financial statements.

TRAVELZOO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® provides our members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With more than 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with top travel suppliers—our long-standing relationships give Travelzoo members access to the very best deals. Travelzoo's revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2017, Azzurro is the Company's largest stockholder, holding approximately 57.8% of the Company's outstanding shares.
During the first quarter of 2017, the Company discontinued operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 11: Discontinued Operations" for further information.
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, income taxes, stock-based compensation, loss contingencies, and useful lives of property, plant and equipment. Actual results could differ materially from those estimates.
(b) Revenue Recognition
The Company’s revenue consists primarily of advertising sales. Advertising revenues are principally derived from the sale of advertising in Asia Pacific, Europe and North America on the Travelzoo website, in the Travelzoo Top 20 e-mail newsletter, in Newsflash, and from the Travelzoo Network. The Company also generates revenue from the sale of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings.
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
(c) Reserve for Refunds to Members
The Company records an estimated reserve for refunds to members based on our historical experience at the time revenue is recorded for Local Deals and Getaway voucher sales. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. We consider many key factors such as the historical refunds based upon the time lag since the sale, historical reasons for refunds, time period that remains until the deal expiration date, any changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required.
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
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $8.6 million, $10.4 million and $13.7 million for years ended December 31, 2017, 2016 and 2015, respectively.
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
(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gain of $158,000 for 2017 and total foreign currency transaction net losses of $211,000 and $1.1 million for 2016 and 2015, respectively, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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

(k) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable. As of December 31, 2016, the Company had one customer that accounted for 16% of accounts receivable.
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
(n) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during years ended December 31, 2017, 2016 and 2015.
(o) Recently Adopted Accounting Pronouncements
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to account for forfeitures as they occur and did not have unrecognized tax benefits of stock-based compensation; therefore, the adoption of this guidance did not have a material impact on our financial position or results of operations.
(p) Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017 (as amended in August 2015 by ASU 2015-14, "Deferral of the Effective Date"). In December 27, 2016, FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which addresses loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. ASU 2016-20 will go into effect once ASU 2014-09 takes effect. The Company is currently assessing the timing of revenue for its various advertising products including Top 20, Newsflash, Local Deals and Gateway vouchers and Hotel Platform commissions. Under this new guidance, the Company expects it will be required to recognize Local Deals and Getaway revenue on selected deals that is related to unredeemed vouchers based upon estimates at the time of sale of the vouchers rather than the current practice of waiting to recognize this revenue upon expiration of the legal obligation. In addition, advertising related revenue will be recognized at the time of display similar to the current revenue recognition model. Although the Company is still currently evaluating the impact of the adoption on its financial position, results of operations and cash flows and has not yet determined whether the effect will be material, the adoption is expected to result in additional required disclosures related to its revenue arrangements. The Company expects to adopt this standard effective January 1, 2018 with a cumulative adjustment to retained earnings using the modified retrospective method.
In February 2016, the FASB issued an accounting standard update ASU 2016-02, "Leases," which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. For operating leases with terms longer than 12 months, the Company will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The Company is currently in the process of evaluating the impact and expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$1,592	$6,007	$8,523
Income from discontinued operations, net of income taxes	1,938	624	2,341
Net income	$3,530	$6,631	$10,864
Denominator:
Weighted average common shares—basic	12,882	13,997	14,722
Effect of dilutive securities: stock options	12	—	—
Weighted average common shares—diluted	12,894	13,997	14,722
Income per share—basic:
Continuing operations	$0.12	$0.43	$0.58
Discontinued operations	0.15	0.04	0.16
Net income per share—basic	$0.27	$0.47	$0.74
Income per share—diluted:
Continuing operations	$0.12	$0.43	$0.58
Discontinued operations	0.15	0.04	0.16
Net income per share—diluted	$0.27	$0.47	$0.74
For the years ended December 31, 2017, 2016 and 2015, options to purchase 550,000, 600,000 and 775,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$1,859	$1,334
Other current assets	282	439
Total prepaid expenses and other	$2,141	$1,773
Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Computer hardware and software	$3,337	$4,969
Office equipment and office furniture	8,002	8,802
Capitalized internal-use software and website development	4,383	3,265
Leasehold improvements	6,629	6,259
	22,351	23,295
Less accumulated depreciation and amortization	(17,430)	(17,137)
Total	$4,921	$6,158
Depreciation expense was $1.8 million, $2.1 million, and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization of capitalized internal-use software and website development costs was $321,000, $460,000 and $308,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2015	$444	$799
Additions — charged to costs and expenses, or contra revenue, net	295	776
Deductions — recoveries of amounts previously charged-off	(179)	—
Deductions — write-offs	(176)	(1,045)
Balance at December 31, 2015	384	530
Additions — charged to costs and expenses, or contra revenue, net	107	507
Deductions — recoveries of amounts previously charged-off	(89)	—
Deductions — write-offs	(107)	(563)
Balance at December 31, 2016	295	474
Additions — charged to costs and expenses, or contra revenue, net	158	942
Deductions — recoveries of amounts previously charged-off	(125)	—
Deductions — write-offs	(13)	(886)
Balance at December 31, 2017	$315	$530

Local Deals and Getaway merchant payable included in accounts payable was $14.6 million and $14.8 million, as of December 31, 2017 and 2016, respectively.
Accrued expenses and other consist of the following (in thousands):

	December 31,
	2017	2016
Accrued advertising expense	$1,727	$1,828
Accrued compensation expense	3,540	3,288
Reserve for member refunds	539	474
Other accrued expenses	2,396	2,678
Deferred rent	500	431
Total accrued expenses and other	$8,702	$8,699

At December 31, 2017 and 2016, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.

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

During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include charges in general and administrative expenses of $1,000, $2,000 and $1,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases which expire between March 2018 and November 2024. Rent expense was $5.8 million, $5.3 million and $5.8 million for years ended December 31, 2017, 2016 and 2015, respectively. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.
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
The following table summarizes the Company's principal contractual commitments as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$5,320	$4,505	$3,833	$3,205	$2,370	$3,258	$22,491
Purchase obligations	1,446	17	11	—	—	—	1,474
Total commitments	$6,766	$4,522	$3,844	$3,205	$2,370	$3,258	$23,965
Note 5: Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, a company should record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with the Company's initial analysis of the impact of the Tax Act, the Company has recorded a provisional estimate of discrete net tax expense of $508,000 for the period ended December 31, 2017. This discrete expense consists of provisional estimates of zero expense for the Transition Tax, $173,000 net benefit for the decrease in the Company's deferred tax liability on unremitted foreign earnings, and $681,000 net expense for remeasurement of the Company's deferred tax assets and liabilities for the corporate rate reduction.

After the passage of the Tax Act on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, the Company’s provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. Due to the change in U.S. federal tax law, management re-assessed its assertion to indefinitely reinvest unremitted foreign earnings for certain non-U.S. subsidiaries as of December 31, 2017. The Company recognized a benefit of $173,000 of deferred U.S. state and foreign withholding taxes related to certain non-U.S. subsidiaries withholding taxes on undistributed foreign earnings. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $441,000 at December 31, 2017.

The Company has not completed our accounting for the income tax effects of certain elements of the Tax Act. The Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. Because of the complexity of the new GILTI, the Company is continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax expense or benefit related to these items for the period ended December 31, 2017.
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$6,953	$7,525	$3,442
Foreign	(2,235)	2,474	(864)
	$4,718	$9,999	$2,578

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2017
Federal	$1,988	$24	$2,012
State	198	(64)	134
Foreign	905	75	980
	$3,091	$35	$3,126
Year Ended December 31, 2016
Federal	$2,403	$(123)	$2,280
State	395	23	418
Foreign	1,391	(97)	1,294
	$4,189	$(197)	$3,992
Year Ended December 31, 2015
Federal	$(6,475)	$(238)	$(6,713)
State	281	51	332
Foreign	454	(18)	436
	$(5,740)	$(205)	$(5,945)

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax at statutory rates	$1,651	$3,500	$902
State taxes, net of federal income tax benefit	113	276	219
Change of valuation allowance	1,577	895	816
Uncertain tax positions	(907)	(132)	(7,935)
Foreign income taxed at different rates	72	(509)	(124)
U.S. tax reform (the Tax Act)	681	—	—
Tax on undistributed earnings	(173)	—	—
Non-deductible expenses and other	112	(38)	177
Total income tax expense	$3,126	$3,992	$(5,945)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$9,250	$7,239
State income taxes	65	159
Accruals and allowances	287	447
Stock based compensation	744	771
Unrealized foreign exchange losses	191	149
Deferred revenue	87	113
Deferred rent	418	625
Total deferred tax assets	11,042	9,503
Valuation allowance	(9,249)	(7,168)
Total deferred tax assets net of valuation allowance	1,793	2,335
Deferred tax liabilities:
U.S. tax on undistributed earnings	—	(173)
Property, equipment and intangible assets	(277)	(351)
Total deferred tax liabilities	(277)	(524)
Net deferred tax assets	$1,516	$1,811

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2015, 2016 and 2017 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2015	$6,431	816	(307)	$6,940
2016	$6,940	895	(667)	$7,168
2017	$7,168	1,577	504	$9,249
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2017, the Company has a valuation allowance of approximately $9.2 million related to foreign net operating loss carryforwards (“NOL”) of approximately $38.2 million for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented an increase of approximately $2.1 million over the amount recorded as of December 31, 2016, and was due to the increase in foreign operating losses. If not utilized, foreign NOL of $22.2 million may be carried forward indefinitely, and foreign NOL of $16.0 million will expire at various times between 2017 and 2025.
The total amount of gross unrecognized tax benefits was $725,000 as of December 31, 2017, of which up to $588,000 would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2015, 2016, and 2017 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2015	$10,025
Increase related to prior year tax positions	898
Decrease related to prior year tax positions	—
Increase related to current year tax positions	11
Settlements	—
Lapse of statute of limitations	(8,264)
Gross unrecognized tax benefits balance at December 31, 2015	2,670
Increase related to prior year tax positions	10
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(323)
Gross unrecognized tax benefits balance at December 31, 2016	2,357
Increase related to prior year tax positions	21
Decrease related to prior year tax positions	(737)
Increase related to current year tax positions	4
Settlements	(920)
Lapse of statute of limitations	—
Gross unrecognized tax benefits balance at December 31, 2017	$725

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2017, the Company had approximately $651,000 in accrued interest, of which $136,000 was a net increase in the amount accrued in 2017.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company settled the 2009 tax examination with federal tax authorities and settled the 2012, 2013 and 2014 tax examination with New York tax authorities. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2010 and is subject to California tax examinations for years after 2005. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2009.
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

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(3,787)	$(3,908)	$(2,602)
Other comprehensive income (loss) due to foreign currency translation, net of tax	190	121	(1,306)
Ending balance	$(3,597)	$(3,787)	$(3,908)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 7: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $2.0 million, $1.9 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of December 31, 2017, 50,000 of the options were vested and outstanding.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of December 31, 2017, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. As of December 31, 2017, 100,000 options were outstanding and 25,000 options of these options were vested.
In October, 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in October 2027. As of December 31, 2017, 400,000 options were outstanding and none options of these options were vested.
The Company recorded $1.0 million, $933,000 and $401,000 of stock-based compensation in general and administrative expenses for fiscal years 2017, 2016 and 2015, respectively.
The Company utilized the Black-Scholes option pricing model to value the stock options granted in 2016, 2015 and 2012. The Company used an expected life as defined under the simplified method, which is using an average of the contractual term and vesting period of the stock options. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company accounted for forfeitures as they occur. The historical volatility was calculated based upon implied volatility of the Company's historical stock prices.

The fair value of 2017, 2016 and 2015 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2017	2016	2015
Weighted-average fair value of options granted per share	$3.11	$4.73	$4.42
Historical volatility	46%	58%	59%
Risk-free interest rate	2.06%	1.38%	1.73%
Dividend yield	—	—	—
Expected life in years	5.65	6.25	5.75
As of December 31, 2017, there was approximately $1.1 million of unrecognized stock-based compensation expense related to outstanding 2017 stock options, expected to be recognized over 2 year, and approximately $258,000 of unrecognized stock-based compensation expense relating to outstanding 2016 stock options. This amount is expected to be recognized over 2.2 years. There was no unrecognized stock-based compensation expense relating to 2015 and 2012 stock options grants.

Option activities during the years ended December 31, 2015, 2016, and 2017 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2015	425,000	$19.20	5.79 years	$—
Option Granted	400,000	$8.07
Options forfeited and canceled	(50,000)	$29.58
Outstanding at December 31, 2015	775,000	$12.78	5.53 years	$120
Option Granted	150,000	$8.55
Options forfeited and canceled	(325,000)	$16.09
Outstanding at December 31, 2016	600,000	$9.93	8.55 years	$—
Option Granted	400,000	$6.95
Options forfeited and canceled	(50,000)	$8.55
Outstanding at December 31, 2017	950,000	$8.75	8.48 years	$—
Exercisable and fully vested at December 31, 2017	475,000	$10.30	7.38 years	$—
Outstanding at December 31, 2017 and expected to vest thereafter	475,000	$7.20	9.58 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2017, 2016 and 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017, 2016, and 2015. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2017 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$28.98	50,000	4.07 years	$28.98	50,000	4.07 years
$8.07	400,000	7.75 years	$8.07	400,000	7.75 years
$8.55	100,000	8.19 years	$8.55	25,000	8.19 years
$6.95	400,000	9.84 years	$6.95	—	9.84 years

Note 9: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In 2012 and 2014, the Company announced a stock repurchase program authorizing to repurchase the Company’s outstanding common stock of up to 1,000,000 shares and 500,000 shares, respectively. There were 268,000 shares remaining to be repurchased under the programs as of December 31, 2014. During the year ended December 31, 2015, the Company repurchased 212,000 shares of common stock for an aggregate purchase price of $1.7 million, which were recorded as part of treasury stock as of December 31, 2015. There were 56,000 shares remaining to be repurchased under this program as of December 31, 2015.
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
In February 2017, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2017, the Company repurchased 1,000,000 shares of common stock for an aggregate purchase price of $9.7 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock.
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
Management relies on an internal management reporting process that provides revenue and segment operating income for making financial decisions and allocating resources. Management believes that segment revenues and operating income are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2017	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$7,553	$34,034	$64,937	$—	$106,524
Intersegment revenues	(34)	(353)	387	—	—
Total net revenues	$7,519	$33,681	$65,324	—	$106,524
Operating income (loss)	$(5,967)	$2,290	$8,222	$—	$4,545

Year Ended December 31, 2016	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$9,625	$37,502	$67,136	$—	$114,263
Intersegment revenues	73	(595)	522	—	—
Total net revenues	$9,698	$36,907	$67,658	—	$114,263
Operating income (loss)	$(3,890)	$5,604	$8,472	$—	$10,186

Year Ended December 31, 2015	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$10,661	$39,867	$73,433	$—	$123,961
Intersegment revenues	(12)	(131)	143	—	—
Total net revenues	$10,649	$39,736	$73,576	—	$123,961
Operating income (loss)	$(2,469)	$2,472	$3,817	$—	$3,820

As of December 31, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$140	$496	$4,285	$—	$4,921
Total assets	$3,697	$54,593	$60,246	$(72,864)	$45,672

As of December 31, 2016	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$209	$763	$5,186	$—	$6,158
Total assets	$5,295	$49,125	$65,961	$(66,851)	$53,530
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2017, 2016 and 2015, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable. As of December 31, 2016, the Company had one customer that accounted for 16% of accounts receivable. Accounts receivable representing 10% or more of total accounts receivable was related to an advertising technology company that assists us with our Search product traffic monetization by using a traffic auction platform.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2017	2016	2015
Asia Pacific
Travel	$6,992	$8,845	$9,355
Local	527	853	1,294
Total Asia Pacific revenues	$7,519	$9,698	$10,649
Europe
Travel	$29,180	$31,087	$33,603
Local	4,501	5,820	6,133
Total Europe revenues	$33,681	$36,907	$39,736
North America
Travel	$53,880	$54,248	$56,156
Local	11,444	13,410	17,420
Total North America revenues	$65,324	$67,658	$73,576
Consolidated
Travel	$90,052	$94,180	$99,114
Local	16,472	20,083	24,847
Total revenues	$106,524	$114,263	$123,961

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue
United States	$59,812	$62,456	$68,441
United Kingdom	19,113	22,263	25,865
Germany	12,226	12,576	12,534
Rest of the world	15,373	16,968	17,121
Total revenues	$106,524	$114,263	$123,961

The following table sets forth long lived asset by geographic area (in thousands):

	December 31,
	2017	2016
United States	$3,893	$4,755
Rest of the world	1,028	1,403
Total long lived assets	$4,921	$6,158
Note 11: Discontinued Operations
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
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, in thousands, is included in the following table:

	Year Ended December 31,
	2017	2016	2015
Revenues from Search	$2,088	$14,289	$17,755
Cost of revenues	(101)	(458)	(676)
Gross profit	1,987	13,831	17,079
Total operating expenses	(1,817)	(12,949)	(13,753)
Gain on sale of Fly.com domain name	2,890	—	—
Income from discontinued operations before income taxes	3,060	882	3,326
Income tax expense	1,122	258	985
Income from discontinued operations, net of income taxes	$1,938	$624	$2,341

Note 12: Related Party Transactions
On August 20, 2015, Travelzoo acquired the Travelzoo Asia Pacific business (“Asia Pacific”), which includes the Travelzoo businesses in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. This business was independently operated by Azzurro Capital Inc. ("Azzurro") under a licensing agreement with Travelzoo The Company held an option right to acquire Asia Pacific at fair market value as determined by a third party valuation expert. Under the terms of the definitive acquisition agreement, Travelzoo (Europe) Limited, a United Kingdom subsidiary of the Company, was authorized by the Company to exercise the option right to acquire Asia Pacific for a fair market transaction value of $22.6 million, subject to a working capital adjustment, using available cash of $17.0 million and a promissory note of $5.7 million with a maturity date of three years.
The Company’s board of directors established a special committee (the “Special Committee”), consisting of independent and disinterested directors and provided it with the exclusive power and authority to determine whether any potential transaction to acquire Asia Pacific was advisable, fair to and in the best interests of the Company's stockholders other than Azzurro Capital Inc., the principal stockholder of Travelzoo The Special Committee engaged independent legal counsel and an independent financial advisor, Stout Risius Ross, Inc. (“SRR”). The Special Committee obtained the right to select its own independent financial advisor, SRR, to independently determine the fair market value of Asia Pacific to be used as the option exercise price and received an opinion from SRR regarding the fairness of the Asia Pacific transaction from a financial point of view. SRR determined that $22.6 million represented the fair market value of Asia Pacific to be used as the option exercise price based upon the use of established valuation methodologies. The Special Committee, which was composed solely of independent and disinterested directors, unanimously approved the acquisition of Asia Pacific at the fair market value option exercise price with the assistance of its independent legal and financial advisors.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. As of December 31, 2017, Azzurro is the Company's largest stockholder, holding approximately 57.8% of the Company's outstanding shares.
Since Azzurro Capital Inc. had a controlling interest in both Travelzoo and the Travelzoo Asia Pacific business at the time of the transaction and in prior periods, this transaction is accounted for as a common control transaction and a change in reporting entity for the Company. The financial results for Travelzoo were retrospectively adjusted to include the financial results of Asia Pacific in the 2015 as though the transaction occurred at the beginning of each period presented, including the following adjustments:

Year Ended December 31,
2015
Revenue	$10,774
Operating Loss	$(2,436)
Net Loss	$(3,096)
Other Comprehensive Income	$305
Basic and diluted earnings per share	$(0.21)
The Asia Pacific assets and liabilities have been combined with Travelzoo at their carrying values as though the transaction occurred at the beginning of each period presented. At December 31, 2015, Asia Pacific net liabilities, total assets minus total liabilities, were $6.8 million.
The Asia Pacific transaction proceeds of $22.6 million were reflected as an equity transaction, included in retained earnings, during the period the transaction occurred, which was in the year ended December 31, 2015.
Travelzoo (Europe) Limited, a United Kingdom subsidiary of the Company, acquired the Asia Pacific business, which include certain customary seller indemnifications, through the acquisition of Travelzoo (Asia) Limited, including its wholly owned subsidiaries, and Travelzoo Japan KK. All significant intercompany accounts and transactions between Travelzoo and the acquired Asia Pacific entities have been eliminated for all periods presented.
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
On October 30, 2017, Holger Bartel, Global Chief Executive Officer, was granted 400,000 stock options that vest through December 31, 2019. See Note 8 to the accompanying consolidated financial statements for further information.

Note 13: Unaudited Quarterly Information
The following represents unaudited quarterly financial data (in thousands, except per share amounts) for 2017 and 2016:

	Quarter Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Revenues	$26,997	$24,687	$26,411	28,429	$26,814	$26,823	$29,798	$30,828
Cost of revenues	3,462	3,018	3,222	3,207	3,263	3,270	3,471	3,851
Gross profit	23,535	21,669	23,189	25,222	23,551	23,553	26,327	26,977
Operating expenses:
Sales and marketing	13,746	13,973	14,213	15,356	13,369	14,075	15,455	15,530
Product development	2,208	2,315	2,344	2,357	2,077	2,230	2,001	2,788
General and administrative	6,502	5,363	5,246	5,447	6,077	5,373	5,434	5,813
Total operating expenses	22,456	21,651	21,803	23,160	21,523	21,678	22,890	24,131
Income from continuing operations	1,079	18	1,386	2,062	2,028	1,875	3,437	2,846
Other income (loss), net	62	86	18	7	(480)	251	(91)	133
Income from continuing operations before income taxes	1,141	104	1,404	2,069	1,548	2,126	3,346	2,979
Income tax expense	466	680	771	1,209	542	748	1,548	1,154
Income (loss) from continuing operations	675	(576)	633	860	1,006	1,378	1,798	1,825
Income (loss) from discontinued operations, net of income taxes	—	—	54	1,884	(63)	241	222	224
Net income (loss)	$675	$(576)	$687	$2,744	$943	$1,619	$2,020	$2,049
Income (loss) per share—basic:
Continuing operations	$0.05	$(0.05)	$0.05	$0.07	$0.07	$0.10	$0.13	$0.13
Discontinued operations	—	—	—	0.14	—	0.02	0.01	0.01
Net income (loss) per share—basic	$0.05	$(0.05)	$0.05	$0.21	$0.07	$0.12	$0.14	$0.14
Income (loss) per share—diluted:
Continuing operations	$0.05	$(0.05)	$0.05	$0.07	$0.07	$0.10	$0.13	$0.13
Discontinued operations	—	—	—	0.14	—	0.02	0.01	0.01
Net (loss) income per share—diluted	$0.05	$(0.05)	$0.05	$0.21	$0.07	$0.12	$0.14	$0.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of December 31, 2017, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in the firm’s audit report, which is included within Part II, Item 8 of this Form 10-K.

/s/    HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/    GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
March 15, 2018

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2017 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.
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

TRAVELZOO

By:	/s/ GLEN CEREMONY
Glen Ceremony
Chief Financial Officer
Date: March 15, 2018
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

Signatures	Title(s)	Date

/s/ RALPH BARTEL	Chairman of the Board of Directors	March 15, 2018
Ralph Bartel

/s/ GLEN CEREMONY	Chief Financial Officer and Principal	March 15, 2018
Glen Ceremony	Accounting Officer

/s/ RACHEL BARNETT	Director	March 15, 2018
Rachel Barnett

/s/ CARRIE LIQUN LIU	Director	March 15, 2018
Carrie Liqun Liu

/s/ MARY REILLY	Director	March 15, 2018
Mary Reilly

/s/ BEATRICE TARKA	Director	March 15, 2018
Beatrice Tarka

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—
Certificate of Incorporation of Travelzoo and Certificates of Amendment To the Certificate of Incorporation to Effect a Reverse Stock Split Followed by a Forward Stock Split Of Travelzoo’s Common Stock. (Incorporated by reference to Exhibit 3.2 on Form 10-K(File No. 000-50171), filed February 12, 2014)

3.3	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2	—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)

10.3	—
Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo, Travelzoo K.K., Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.4	—
Asset Purchase Agreement, dated September 30, 2009, by and among Travelzoo, Travelzoo (Asia Pacific) Limited, Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.5	—	Option Agreement, dated September 30, 2009, between Travelzoo and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.6*	—	Nonqualified Stock Option Agreement between Travelzoo and Glen Ceremony dated January 23,2012 (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed March 30, 2012)

10.7*	—	Employment Agreement, dated May 9, 2011 between Glen Ceremony and Travelzoo (Incorporated by reference to Exhibit 10.1on Form 8-K (File No. 000-50171), filed May 20, 2011)

10.8*	—	Employment Agreement, dated September 28, 2015 between Holger Bartel and Travelzoo (Incorporated by reference to Exhibit 10.23 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.9*	—	Nonqualified Stock Option Agreement between Travelzoo and Holger Bartel dated September 28, 2015. (Incorporated by reference to Exhibit 10.24 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.10*	—	Employment Agreement, amendment effective date January 1, 2013, between Glen Ceremony and Travelzoo (Incorporated by reference to Exhibit 10.17 on Form 10-Q (File No. 000-50171), filed April 25, 2014)

10.11*	—
Employment Agreement, amendments effective dates July 1, 2012 and January 1, 2013, between Richard Singer and Travelzoo (Incorporated by reference to Exhibit 10.19 on Form 10-Q (File No. 000-50171), filed April 25, 2014)

10.12	—
Security Purchase Agreement, dated August 20, 2015, by and among Travelzoo (Europe) Limited, and Travelzoo (Asia Pacific) with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 26, 2015)

10.13*	—	Employment Agreement, dated September 30, 2015, between Michael Stitt and Travelzoo (Incorporated by reference to Exhibit 10.24 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.14*	—	Employment Agreement, dated January 1, 2016, between Vivian Hong and Travelzoo (Incorporated by reference to Exhibit 10.28 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.15*	—	Nonqualified Stock Option Agreement between Travelzoo and Mike Stitt dated March 7, 2016. (Incorporated by reference to Exhibit 10.29 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.16*	—	Nonqualified Stock Option Agreement between Travelzoo and Richard Singer dated March 7, 2016. (Incorporated by reference to Exhibit 10.30 on Form 10-K (File No. 000-50171), filed March 14, 2016)

10.17*	—	Mutual Separation Agreement between Vivian Hong and Travelzoo dated November 1, 2017. (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed November 2, 2017)

10.18*	—	Nonqualified Stock Option Agreement between Travelzoo and Holger Bartel dated October 30, 2017. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed November 2, 2017)

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2‡	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith