Form 10-Q
period 2018-03-31
TRAVELZOO
filed 2018-05-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of April 27, 2018 was 12,461,553 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,103	$22,553
Accounts receivable, less allowance for doubtful accounts of $368 and $315 as of March 31, 2018 and December 31, 2017, respectively	12,898	11,769
Income tax receivable	89	517
Deposits	174	259
Prepaid expenses and other	2,189	2,141
Total current assets	38,453	37,239
Deposits and other	637	548
Deferred tax assets	1,437	1,516
Restricted cash	1,468	1,448
Property and equipment, net	4,641	4,921
Total assets	$46,636	$45,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,817	$19,105
Accrued expenses and other	9,688	8,702
Deferred revenue	931	825
Income tax payable	1,202	961
Total current liabilities	26,638	29,593
Long-term tax liabilities	380	373
Long-term deferred rent and other	2,734	2,628
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 12,462 shares issued and outstanding as of March 31, 2018 and December 31, 2017)	125	125
Additional paid in capital	173	—
Retained earnings	20,366	16,550
Accumulated other comprehensive loss	(3,780)	(3,597)
Total stockholders’ equity	16,884	13,078
Total liabilities and stockholders’ equity	$46,636	$45,672

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$30,884	$28,429
Cost of revenues	3,385	3,207
Gross profit	27,499	25,222

Operating expenses:
Sales and marketing	15,542	15,356
Product development	2,511	2,357
General and administrative	5,789	5,447
Total operating expenses	23,842	23,160
Income from continuing operations	3,657	2,062
Other income (loss), net	161	7
Income from continuing operations before income taxes	3,818	2,069
Income tax expense	1,316	1,209
Income from continuing operations	$2,502	$860
Income from discontinued operations, net of income taxes	—	1,884
Net income	$2,502	$2,744

Income per share—basic:
Continuing operations	$0.20	$0.07
Discontinued operations	—	0.14
Net income per share—basic	$0.20	$0.21

Income per share—diluted:
Continuing operations	$0.20	$0.07
Discontinued operations	—	0.14
Net income per share—diluted	$0.20	$0.21

Shares used in computing basic net income per share	12,462	13,288
Shares used in computing diluted net income per share	12,462	13,288

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$2,502	$2,744
Other comprehensive loss:
Foreign currency translation adjustment	(183)	(33)
Total comprehensive income	$2,319	$2,711

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,502	$2,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	579
Discontinued operations: gain on sale of Fly.com domain name	—	(2,890)
Provision for losses (gains) on accounts receivable	(83)	7
Stock-based compensation	173	240
Deferred income tax	(110)	(36)
Net foreign currency effect	(171)	(89)
Changes in operating assets and liabilities:
Accounts receivable	(997)	287
Income tax receivable	428	544
Prepaid expenses and other	(10)	(86)
Accounts payable	(3,185)	(3,263)
Accrued expenses	1,024	990
Income tax payable	217	1,466
Other non-current liabilities	7	62
Net cash provided by operating activities	179	555
Cash flows from investing activities:
Proceeds from sale of Fly.com domain name	—	2,890
Purchases of property and equipment	(65)	(120)
Net cash provided by (used in) investing activities	(65)	2,770
Cash flows from financing activities:
Repurchase of common stock	—	(1,762)
Net cash used in financing activities	—	(1,762)
Effect of exchange rate changes on cash and cash equivalents	456	171
Net increase in cash, cash equivalents and restricted cash	570	1,734
Cash, cash equivalents and restricted cash at beginning of period	24,001	28,236
Cash, cash equivalents and restricted cash at end of period	$24,571	$29,970
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$779	$310
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
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of March 31, 2018, Azzurro is the Company's largest stockholder, holding approximately 57.5% of the Company's outstanding shares.
During the first quarter of 2017, the Company discontinued operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 9: Discontinued Operations" for further information.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the SEC on March 16, 2018.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ASU 2016-02, "Leases," which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. For operating leases with terms longer than 12 months, the Company will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, the new guidance only applies to the tax effects resulting from the Tax Cuts and Jobs Act and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.
(c) Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which addresses eight classification issues related to the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash," which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The Company adopted ASU 2016-15 and ASU 2016-18 using a retrospective transition method effective January 1, 2018 and applied to the periods presented on the condensed consolidated statements of cash flows.
Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable deposits and funds held in escrow.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$23,103	$22,553
Restricted cash	1,468	1,448
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flow	$24,571	$24,001
The Company’s restricted cash was included in noncurrent assets as of March 31, 2018 and December 31, 2017.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new accounting standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017 (as amended in August 2015 by ASU 2015-14, "Deferral of the Effective Date"). In December 27, 2016, FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which addresses loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. ASU 2016-20 will go into effect once ASU 2014-09 takes effect. The Company adopted this standard effective January 1, 2018 using the modified retrospective method, which was only applied to contracts that were not completed as of the adoption date, with a cumulative adjustment to retained earnings.
The cumulative effect of the revenue accounting changes made to the Company's consolidated balance sheet as of January 1, 2018 primarily consists of a decrease in accounts payable related to the merchant payable of $1.6 million and a decrease of $270,000 of net deferred tax assets for a net cumulative effect increase of retained earnings of $1.3 million. These changes were due primarily to the new revenue guidance requirement to recognize revenue related to unredeemed Local Deals and Getaway vouchers for selected deals, included in our Europe segment, based upon estimates at the time of sale of the vouchers rather than the Company's past practice of waiting to recognize this revenue until expiration of the legal obligation.
The changes in revenue recognition policies under the new revenue guidance were primarily the change described above for unredeemed vouchers as well as recognizing cancelable hotel platform commissions over the period of the hotel stay versus previously upon checkout; the impact of these changes to the Company's consolidated financial statements was not material as of and for the three months ended March 31, 2018.
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At January 1, 2018, $825,000 was recorded as deferred revenue, of which $447,000 was recognized as revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $931,000.

(d) Significant Accounting Policies
Below are the significant accounting policies updated during 2018 as a result of the recently adopted accounting pronouncements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
The Company recognizes revenues when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sales of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings. The Company's disaggregated revenues are included in "Note 8: Segment Reporting and Significant Customer Information".
For fixed-fee website advertising, the Company recognizes revenues ratably over the contracted placement period.
For Top 20 email newsletter and other email products, the Company recognizes revenues when the emails are delivered to its members.
The Company offers advertising on a cost-per-click basis, which means that an advertiser pays the Company only when a user clicks on an ad on Travelzoo properties or Travelzoo Network members’ properties. For these customers, the Company recognizes revenues each time a user clicks on the ad.
The Company also offers advertising on other bases, such as cost-per-impression, which means that an advertiser pays the Company based on the number of times their advertisement is displayed on Travelzoo properties, email advertisements, Travelzoo Network properties, or social media properties. For these customers, the Company recognizes revenues each time an ad is displayed or email delivered.
For transaction based revenues, including products such as Local Deals, Getaway and hotel platform,, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) versus an agent (i.e., report revenue on a net basis). The Company reports transaction revenue on a net basis because the supplier is primarily responsible for providing the underlying service and we do not control the service provided by the supplier prior to its transfer to the customer.
For Local Deals and Getaway products, the company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate in the same period as the voucher sale.
Commission revenue related to our hotel platform is recognized ratably over the period of guest stay, net of an allowance for cancellations based upon historical patterns. For arrangements for booking non-cancelable reservations where the Company’s performance obligation is deemed to be the successful booking of a hotel reservation, we record revenue for the commissions upon completion of the hotel booking.
The Company’s contracts with customers may include multiple performance obligations in which the Company allocates revenues to each performance obligation based on its standalone selling price. The Company determines standalone selling price based on its overall pricing objectives, taking into consideration the type of services, geographical region of the customers, normal rate card pricing and customary discounts. Standalone selling price is generally determined based on the prices charged to customers when the product is sold separately.
The Company relies upon the following practical expedients and exemptions allowed for in the revenue recognition accounting standard. The Company expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less and (b) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.

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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Income from continuing operations	$2,502	$860
Income from discontinued operations, net of income taxes	—	1,884
Net income	$2,502	$2,744
Denominator:
Weighted average common shares—basic	12,462	13,288
Effect of dilutive securities: stock options	—	—
Weighted average common shares—diluted	12,462	13,288
Income per share—basic:
Continuing operations	$0.20	$0.07
Discontinued operations	—	0.14
Net income per share—basic	$0.20	$0.21
Income per share—diluted:
Continuing operations	$0.20	$0.07
Discontinued operations	—	0.14
Net income per share—diluted	$0.20	$0.21
For the three months ended March 31, 2018, options to purchase 950,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended March 31, 2017, options to purchase 600,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three months ended March 31, 2018 and 2017.
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
The following table summarizes principal contractual commitments as of March 31, 2018 (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Operating leases	$4,703	$5,534	$4,031	$3,210	$2,371	$3,254	$23,103
Purchase obligations	1,037	17	11	—	—	—	1,065
Total commitments	$5,740	$5,551	$4,042	$3,210	$2,371	$3,254	$24,168
Local Deals and Getaway merchant payables included in accounts payable were $10.6 million and $14.6 million, as of March 31, 2018 and December 31, 2017, respectively.
Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended March 31, 2018 and 2017, the Company's effective tax rate was 34% and 58%, respectively. The Company's effective tax rate decreased for the three months ended March 31, 2018 from the corresponding three months ended March 31, 2017, due primarily to the reduction in the U.S. statutory tax rate partially offset by the change of the geographic mix of income from continuing operations including a relative increase in foreign losses not benefited for the three months ended March 31, 2018.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax, a deduction for foreign-derived intangible income (“FDII”) and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

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
After the passage of the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, as of December 31, 2017, the Company' s provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. The Company has not made any additional measurement-period adjustments related to these items during the three months ended March 31, 2018. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. The Company continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.

In addition, the Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three months ended March 31, 2018, the Company's provisional estimate is that there is no significant impact of the GILTI provisions. However, due to the complexity of the new GILTI, the Company is continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. The Company will continue to refine the calculations as additional analysis is completed. The Company's provisional estimates may be affected as the Company gains a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.
At March 31, 2018, the estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $453,000.
The Company maintains liabilities for uncertain tax positions. The Company's unrecognized tax benefits decreased $390,000 for the three months ended March 31, 2018 primarily due to the payments of settlements with tax authorities. At March 31, 2018, the Company had approximately $198,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At March 31, 2018 and December 31, 2017, the Company had approximately $502,000 and $651,000 and in accrued interest, respectively.
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
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$(3,597)	$(3,787)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(183)	(33)
Ending balance	$(3,780)	$(3,820)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017.

Note 6: Stock-Based Compensation and Stock Options
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized on a straight-line basis as expense over the related employees’ requisite service periods in the Company’s condensed consolidated statements of operations.
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of March 31, 2018, 50,000 options were outstanding and vested. As of March 31, 2018, there was no unrecognized stock-based compensation expense relating to these options.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of March 31, 2018, 400,000 options were vested and outstanding. As of March 31, 2018, there was no unrecognized stock-based compensation expense relating to these options.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. As of March 31, 2018, 100,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation for the three months ended March 31, 2018, related to these option grants was $30,000. As of March 31, 2018, there was approximately $229,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.9 years.

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. As of March 31, 2018, 400,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation for the three months ended March 31, 2018, related to these option grants was $143,000. As of March 31, 2018, there was approximately $1.0 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.8 years.

In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The stock options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments will vest from June 30, 2018 to December 31, 2020. The options expire in 2028.
Note 7: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock, including the 56,000 shares from its 2014 stock repurchase program, for an aggregate purchase price of $9.5 million and therefore there were no shares remaining to be repurchased under the repurchase programs authorized in January 2014 and January 2016 as of December 31, 2016. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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
In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2018, the Company did not repurchase any shares.

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

The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended March 31, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$2,042	$10,332	$18,510	$30,884
Intersegment revenues	(20)	(52)	72	—
Total net revenues	2,022	10,280	18,582	30,884
Operating profit (loss)	$(1,740)	$1,966	$3,431	$3,657

Three Months Ended March 31, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,844	$9,218	$17,367	$28,429
Intersegment revenues	(31)	(147)	178	—
Total net revenues	1,813	9,071	17,545	28,429
Operating profit (loss)	$(1,541)	$949	$2,654	$2,062

As of March 31, 2018	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$130	$448	$4,063	$—	$4,641
Total assets	$3,799	$55,202	$63,657	$(76,022)	$46,636

As of December 31, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$140	$496	$4,285	$—	$4,921
Total assets	$3,697	$54,593	$60,246	$(72,864)	$45,672
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three months ended March 31, 2018 and 2017, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2018 and December 31, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2018	2017
Asia Pacific
Travel	$1,901	$1,668
Local	121	145
Total Asia Pacific revenues	$2,022	$1,813
Europe
Travel	$9,053	$8,005
Local	1,227	1,066
Total Europe revenues	$10,280	$9,071
North America
Travel	$16,036	$14,859
Local	2,546	2,686
Total North America revenues	$18,582	$17,545
Consolidated
Travel	$26,990	$24,532
Local	3,894	3,897
Total revenues	$30,884	$28,429
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue
United States	$17,118	$16,226
United Kingdom	5,860	4,950
Germany	3,659	3,506
Rest of the world	4,247	3,747
Total revenues	$30,884	$28,429

The following table sets forth long lived asset by geographic area (in thousands):

	March 31,	December 31,
	2018	2017
United States	$3,698	$3,893
Rest of the world	943	1,028
Total long lived assets	$4,641	$4,921

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
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the condensed consolidated statements of operations for the three months ended March 31, 2017, in thousands, is included in the following table:

Three Months Ended
March 31,
2017
Revenues from Search	$2,009
Cost of revenues	(99)
Gross profit	1,910
Total operating expenses	(1,819)
Gain on sale of Fly.com domain name	2,890
Income from discontinued operations before income taxes	2,981
Income tax expense	1,097
Income from discontinued operations, net of income taxes	$1,884
Note 10: Subsequent Event
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. The agreement between Travelzoo and WeekenGO includes an equity investment and marketing services. Travelzoo invested EUR 2.5 million in WeekenGO for a 25% ownership interest. WeekenGO signed an insertion order for advertising with Travelzoo.

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
Our Local category of revenue includes the publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of vouchers or items sold or a fee for clicks delivered to the advertisers. We recognize revenue upon the sale of the vouchers, when we receive notification of the direct bookings or upon delivery of the clicks. The Company earns a fee for acting as an agent in these transactions, which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize revenue based upon estimates at the time of sale.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
Revenues	100.0%	100.0%
Cost of revenues	11.0	11.3
Gross profit	89.0	88.7
Operating expenses:
Sales and marketing	50.3	54.0
Product development	8.1	8.2
General and administrative	18.8	19.2
Total operating expenses	77.2	81.4
Income from continuing operations	11.8	7.3
Other income (loss), net	0.6	—
Income from continuing operations before income taxes	12.4	7.3
Income tax expense	4.3	4.3
Income from continuing operations	8.1	3.0
Income from discontinued operations, net of income taxes	—	6.7
Net income	8.1%	9.7%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	March 31,
	2018	2017
Asia Pacific
Total members (1)	3,637,000	3,629,000
Average cost per acquisition of a new member	$4.00	$3.88
Revenue per member (2)	$2.23	$2.00
Revenue per employee (3)	$95,000	$86,000
Mobile application downloads	739,000	662,000
Social media followers	577,000	531,000
Europe
Total members (1)	8,698,000	8,282,000
Average cost per acquisition of a new member	$3.46	$3.36
Revenue per member (2)	$4.82	$4.38
Revenue per employee (3)	$282,000	$248,000
Mobile application downloads	1,770,000	1,595,000
Social media followers	850,000	637,000
North America
Total members (1)	17,511,600	17,324,000
Average cost per acquisition of a new member	$2.01	$1.91
Revenue per member (2)	$4.28	$4.05
Revenue per employee (3)	$379,000	$346,000
Mobile application downloads	3,064,000	3,049,000
Social media followers	3,039,000	2,507,000
Consolidated
Total members (1)	29,714,000	29,100,000
Average cost per acquisition of a new member	$2.72	$2.60
Revenue per member (2)	$4.20	$3.91
Revenue per employee (3)	$290,000	$262,000
Mobile application downloads	5,573,000	5,306,000
Social media followers	4,466,000	3,675,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2018	2017
Asia Pacific
Travel	$1,901	$1,668
Local	121	145
Total Asia Pacific revenues	$2,022	$1,813
Europe
Travel	$9,053	$8,005
Local	1,227	1,066
Total Europe revenues	$10,280	$9,071
North America
Travel	$16,036	$14,859
Local	2,546	2,686
Total North America revenues	$18,582	$17,545
Consolidated
Travel	$26,990	$24,532
Local	3,894	3,897
Total revenues	$30,884	$28,429
Asia Pacific
Asia Pacific revenues increased $209,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase was primarily due to a $225,000 increase in Travel revenues and a $13,000 positive impact from foreign currency movements relative to the U.S. dollar, offset partially by a $29,000 decrease in Local revenues. The increase in Travel revenue of $225,000 was primarily due to the increased placements of advertisements on our website. The decrease in Local revenues of $29,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues increased $1.2 million for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to a $1.2 million positive impact from foreign currency movements relative to the U.S. dollar.
North America
North America revenues increased $1.0 million for the three months ended March 31, 2018 from the three months ended March 31, 2017. This increase was primarily due to a $1.2 million increase in Travel revenues, offset by a $141,000 decrease in Local revenues. The increase in Travel revenue of $1.2 million was primarily due to the increased number of emails sent. The decrease in Local revenues of $141,000 was primarily due to the decreased number of Local Deals vouchers sold.
For the three months ended March 31, 2018 and 2017, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.4 million and $3.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Cost of revenue increased $178,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to increase in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $15.5 million and $15.4 million for the three months ended March 31, 2018 and 2017, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2018 and 2017, advertising expenses accounted for 11% and 20% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $186,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase was primarily due to a $407,000 increase in salary and employee related expenses, offset partially by a  $235,000 decrease in trade and brand marketing expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.5 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.
Product development expenses increased $154,000 for three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to additional professional service expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.8 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively.
General and administrative expenses increased $342,000 for the three months ended March 31, 2018 and the three months ended March 31, 2017 primarily due to increase in salary and employee related expenses.
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
After the passage of the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, as of December 31, 2017, the Company' s provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. The Company has not made any additional measurement-period adjustments related to these items during the three months ended March 31, 2018. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. Our provisional estimates may be affected as it gains a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.
In addition, the Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three months ended March 31, 2018, our provisional estimate is that there is no significant impact of the GILTI provisions. However, due to the complexity of the new GILTI, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. We will continue to refine the calculations as additional analysis is completed. Our provisional estimates may be affected as we gain a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.

Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.3 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 34% and 58% for the three months ended March 31, 2018 and 2017, respectively.
Our effective tax rate decreased for the three months ended March 31, 2018 from the three months ended March 31, 2017, due primarily to the reduction in the U.S. statutory tax rate partially offset by the change of the geographic mix of income from continuing operations including a relative increase in foreign losses not benefited for the three months ended March 31, 2018. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue	$2,022	$1,813
Operating loss	$(1,740)	$(1,541)
Operating loss as a % of revenue	(86.1)%	(85.0)%
Asia Pacific revenues increased $209,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017 (see “Revenues” above). Asia Pacific expenses increased $408,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017. This increase was primarily due to a $236,000 product development expenses and a $145,000 increase in salary and employee related expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $61,000 for the three months ended March 31, 2018. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $18,000 for the three months ended March 31, 2017.
Europe

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue	$10,280	$9,071
Operating profit	$1,966	$949
Operating profit as a % of revenue	19.1%	10.5%

Europe revenues increased $1.2 million for the three months ended March 31, 2018 from the three months ended March 31, 2017 (see “Revenues” above). Europe expenses increased $192,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to increase in salary and employee related expenses.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $259,000 for the three months ended March 31, 2018. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $113,000 for the three months ended March 31, 2017.
North America

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue	$18,582	$17,545
Operating profit	$3,431	$2,654
Operating profit as a % of revenue	18.5%	15.1%
North America revenues increased $1.0 million for the three months ended March 31, 2018 from the three months ended March 31, 2017 (see “Revenues” above). North America expenses increased $260,000 for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to payments made to third-party partners of the Travelzoo Network.
Liquidity and Capital Resources
As of March 31, 2018, we had $23.1 million in cash and cash equivalents, of which $15.5 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $22.6 million as of December 31, 2017 primarily as a result of the positive impact from foreign currency movements relative to the U.S. dollar and the net cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$179	$555
Net cash provided by (used in) investing activities	(65)	2,770
Net cash used in financing activities	—	(1,762)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	456	171
Net increase in cash, cash equivalents and restricted cash	$570	$1,734
Net cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2018 was $179,000, which consisted of net income of $2.5 million and adjustments for non-cash items of $193,000, offset partially by a $2.5 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $384,000 depreciation and amortization expense on property and equipment. The decrease in cash from changes in operating assets and liabilities primarily consisted of $2.2 million decrease in accounts payable and accrued expenses and other.
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

Cash paid for income, tax net of refunds received, during the nine months ended March 31, 2018 and 2017 was $779,000 and $310,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2018 was $65,000. Net cash provided by investing activities for the three months ended March 31, 2017 was $2.8 million. The cash used in investing activities for the three months ended March 31, 2018 was primarily due to $65,000 in purchases of property and equipment. The cash provided by investing activities for the three months ended March 31, 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $120,000 in purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2018 and March 31, 2017 was zero and $1.8 million, respectively. Net cash used in financing activities for the three months ended March 31, 2017 was primarily due to $1.8 million cash used in repurchases of our common stock.
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

The following summarizes our principal contractual commitments as of March 31, 2018 (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Operating leases	$4,703	$5,534	$4,031	$3,210	$2,371	$3,254	$23,103
Purchase obligations	1,037	17	11	—	—	—	1,065
Total commitments	$5,740	$5,551	$4,042	$3,210	$2,371	$3,254	$24,168

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $198,000 as of March 31, 2018. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
During the three months ended March 31, 2018 and 2017, we generated a net income of $2.5 million and $2.7 million, respectively. During the year ended December 31, 2017, we generated net income of $3.5 million. Although we were profitable in 2017 and the three months ended March 31, 2018, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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

Our expansion of our product offering to include the addition of a hotel booking platform and our investment in packaging technology may result in additional costs that exceed revenue and may trigger additional stock volatility.

We have been in the process of expanding our hotel booking platform and investing in packaging technology which may result in an increase in costs to further develop our product offerings in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform or our expanded travel product offerings, such as package offers, are not embraced by our users or our advertising partners, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform or our package offers are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to the hotel booking platform or to our other travel product offerings to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. Furthermore, hotels may offer products and services on more favorable terms to consumers who transact directly with them. In the past year, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. We can give no assurances that the hotel booking platform or investment in packaging technology and expansion of package offers will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business
Our Local Deals business may be adversely impacted by competition and decreased consumer demand for vouchers.
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
For the three months ended March 31, 2018, our cash and cash equivalents increased by $550,000 to $23.1 million, of which $15.5 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Asia increased 12% in the three months ended March 31, 2018 from the same period last year. Our operations in Asia generated an operating loss of $1.7 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Our revenues in Europe increased 13% in the three months ended March 31, 2018 from the same period last year. Our operations in Europe generated an operating income of $2.0 million and $949,000 for the three months ended March 31, 2018 and 2017, respectively.
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
We spent $2.3 million on marketing initiatives relating to member acquisition and marketing for each of the three months ended March 31, 2018 and 2017, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We also recently launched a new and simpler design for our website and are investing in packaging technology to expand our products to include package offers. We cannot guarantee that the expanded product offerings that we launch will be embraced by our members. It may take us longer than expected to fully realize the anticipated benefits of the expanded product offerings, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. While we are striving to improve functionality, usability and design in our products, the recent enhancements on web and mobile and investment in packaging technology may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues, an increase in costs, and a negative impact on our business.
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

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture.

•	Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful.

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business.

•	Inability to sell disposed assets.

•	Impairment of goodwill and other assets acquired or divested.

•	In the case of equity investments, the need to obtain financial and other information regarding the investee in order to properly account and report for the investment on an on-going basis.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended March 31, 2018, the closing price of our common stock on the NASDAQ Global Select Market ranged from $5.95 to $11.20. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of March 31, 2018, Azzurro is the Company's largest stockholder, holding approximately 57.5% of the Company's outstanding shares.

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

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), effective in May 2018, which is designed to harmonize and enhance data privacy laws across Europe. The GDPR imposes requirements that are inconsistent with other laws currently in effect, yet regulators may claim that both apply. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require additional changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), and subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these privacy concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.
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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the three months ended March 31, 2018.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $296,000 foreign exchange loss for the nine month ended March 31, 2018.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of March 31, 2018, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 3—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2017 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities

In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The Company did not repurchase any of its equity securities during the three months ended March 31, 2018.
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

3.3	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2‡	—	Employment Agreement, dated July 23, 2013 between Rachel Barnett and Travelzoo, amended on May 22, 2017

10.3‡	—	Employment Agreement, dated October 11, 2012 between Christian Alexander Smart and Travelzoo

10.19	—	Nonqualified Stock Option Agreement between Travelzoo and Rachel Barnett dated April 26,2018 (Incorporated by reference to Exhibit 10.19 on Form 8-K (File No. 000-50171), filed May 2, 2018)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 10, 2018