Form 10-Q
period 2018-06-30
TRAVELZOO
filed 2018-08-02
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 1, 2018 was 12,284,165 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,409	$22,553
Accounts receivable, less allowance for doubtful accounts of $362 and $315 as of June 30, 2018 and December 31, 2017, respectively	12,509	11,769
Income tax receivable	794	517
Deposits	88	259
Prepaid expenses and other	1,731	2,141
Total current assets	34,531	37,239
Deposits and other	692	548
Deferred tax assets	1,476	1,516
Restricted cash	1,458	1,448
Investment	2,961	—
Property and equipment, net	4,528	4,921
Total assets	$45,646	$45,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,251	$19,105
Accrued expenses and other	9,141	8,702
Deferred revenue	966	825
Income tax payable	1,086	961
Total current liabilities	25,444	29,593
Long-term tax liabilities	387	373
Long-term deferred rent and other	2,440	2,628
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 12,462 shares issued and outstanding as of June 30, 2018 and December 31, 2017)	125	125
Additional paid in capital	522	—
Retained earnings	20,843	16,550
Accumulated other comprehensive loss	(4,115)	(3,597)
Total stockholders’ equity	17,375	13,078
Total liabilities and stockholders’ equity	$45,646	$45,672

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$28,075	$26,411	$58,959	$54,840
Cost of revenues	3,016	3,222	6,401	6,429
Gross profit	25,059	23,189	52,558	48,411

Operating expenses:
Sales and marketing	15,628	14,213	31,170	29,569
Product development	2,386	2,344	4,897	4,701
General and administrative	5,967	5,246	11,756	10,693
Total operating expenses	23,981	21,803	47,823	44,963
Income from operations	1,078	1,386	4,735	3,448
Other income, net	30	18	191	25
Income from continuing operations before income taxes	1,108	1,404	4,926	3,473
Income tax expense	631	771	1,947	1,980
Income from continuing operations, net of income taxes	$477	$633	$2,979	$1,493
Income from discontinued operations, net of income taxes	—	54	—	1,938
Net income	$477	$687	$2,979	$3,431

Income per share—basic:
Continuing operations	$0.04	$0.05	$0.24	$0.11
Discontinued operations	—	—	—	0.15
Net income per share—basic	$0.04	$0.05	$0.24	$0.26

Income per share—diluted:
Continuing operations	$0.04	$0.05	$0.24	$0.11
Discontinued operations	—	—	—	0.15
Net income per share—diluted	$0.04	$0.05	$0.24	$0.26

Shares used in computing basic net income per share	12,462	13,030	12,462	13,224
Shares used in computing diluted net income per share	12,780	13,058	12,622	13,229

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$477	$687	$2,979	$3,431
Other comprehensive income (loss):
Foreign currency translation adjustment	(335)	133	(518)	100
Total comprehensive income	$142	$820	$2,461	$3,531

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,979	$3,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827	1,101
Discontinued operations gain on sale of Fly.com domain name	—	(2,890)
Stock-based compensation	522	480
Deferred income tax	(149)	(69)
Net foreign currency effect	(136)	(224)
Other	(43)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(897)	2,087
Income tax receivable	(277)	35
Prepaid expenses and other	418	(218)
Accounts payable	(3,200)	(6,054)
Accrued expenses and other	725	441
Income tax payable	169	179
Other non-current liabilities	(158)	(278)
Net cash provided by (used in) operating activities	780	(2,006)
Cash flows from investing activities:
Proceeds from sale of Fly.com domain name	—	2,890
Investment in WeekenGO	(3,083)	—
Purchases of property and equipment	(507)	(306)
Net cash provided by (used in) investing activities	(3,590)	2,584
Cash flows from financing activities:
Repurchase of common stock	—	(6,824)
Net cash used in financing activities	—	(6,824)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(324)	754
Net decrease in cash, cash equivalents and restricted cash	(3,134)	(5,492)
Cash, cash equivalents and restricted cash at beginning of period	24,001	28,236
Cash, cash equivalents and restricted cash at end of period	$20,867	$22,744
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,196	$3,230
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
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of June 30, 2018, Azzurro is the Company's largest stockholder, holding approximately 53.8% of the Company's outstanding shares.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in entities where the Company does not have control, but does have significant influence, are accounted for as equity method investments.
In April 2018, Travelzoo entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested EUR 2.5 million in WeekenGO for a 25% ownership interest. WeekenGO signed a EUR 1.5 million insertion order for advertising with Travelzoo. The Company's advertising service provided to WeekenGO in the three months ended June 30, 2018 were not material. The Company will account for this private company investment using the equity method of accounting, which measures an investment without readily determinable fair value at cost, minus impairment, if any, plus or minus the Company's share of equity method investee income or loss.
Travelzoo is in the process of evaluating the fair value its equity investment's identifiable tangible and intangible assets and liabilities based upon various estimates and assumptions. This equity investment is reported as a long-term investment on the Company's condensed consolidated balance sheet. The proportionate share of the income or loss from the investee and amortization of identifiable intangible assets, if any, will be recorded on a one-quarter lag basis and classified in the Other income (loss), net line item in Travelzoo's condensed consolidated statement of operations.
The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period, and the Company makes no representations related thereto.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, the new guidance only applies to the tax effects resulting from the Tax Cuts and Jobs Act and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which simplifies the accounting for share-based payment to nonemployees for goods and services. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited statements of cash flows:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$19,409	$22,553
Restricted cash	1,458	1,448
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flow	$20,867	$24,001
The Company’s restricted cash was included in noncurrent assets as of June 30, 2018 and December 31, 2017.

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
The changes in revenue recognition policies under the new revenue guidance were primarily the change described above for unredeemed vouchers as well as recognizing cancelable hotel platform commissions over the period of the hotel stay versus previously upon checkout; the impact of these changes to the Company's consolidated financial statements was not material as of and for the three months ended June 30, 2018.
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At January 1, 2018, $825,000 was recorded as deferred revenue. During the three and six months ended June 30, 2018, the Company recognized revenue of $138,000 and $585,000, respectively, of the January 1, 2018 deferred revenue balance. At June 30, 2018, the deferred revenue balance was $966,000.
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
For transaction based revenues, including products such as Local Deals, Getaway and hotel platform, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) versus an agent (i.e., report revenue on a net basis). The Company reports transaction revenue on a net basis because the supplier is primarily responsible for providing the underlying service and we do not control the service provided by the supplier prior to its transfer to the customer.

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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018		2017
Numerator:
Income from continuing operations	$477	$633	$2,979		$1,493
Income from discontinued operations, net of income taxes	—	54	—		1,938
Net income	$477	$687	$2,979		$3,431
Denominator:
Weighted average common shares—basic	12,462	13,030	12,462		13,224
Effect of dilutive securities: stock options	318	28	160		5
Weighted average common shares—diluted	12,780	13,058	12,622		13,229
Income per share—basic:
Continuing operations	$0.04	$0.05	$0.24		$0.11
Discontinued operations	—	—	—		0.15
Net income per share—basic	$0.04	$0.05	$0.24		$0.26
Income per share—diluted:
Continuing operations	$0.04	$0.05	$0.24		$0.11
Discontinued operations	—	—	—	0.14	0.15
Net income per share—diluted	$0.04	$0.05	$0.24		$0.26

For the three and six months ended June 30, 2018, options to purchase 300,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2017, options to purchase 200,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three and six months ended June 30, 2018 and 2017.
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
The following table summarizes principal contractual commitments as of June 30, 2018 (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Operating leases	$3,171	$5,613	$4,021	$3,194	$2,364	$3,250	$21,613
Purchase obligations	849	95	12	—	—	—	956
Total commitments	$4,020	$5,708	$4,033	$3,194	$2,364	$3,250	$22,569

Subsequent to the quarter ended June 30, 2018, an office lease which expires in February 2020 was terminated. This resulted in a decrease of contractual commitments of $130,000 in 2018, $548,000 in 2019 and $91,000 in 2020.
Local Deals and Getaway merchant payables included in accounts payable were $8.8 million and $14.6 million, as of June 30, 2018 and December 31, 2017, respectively.

Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended June 30, 2018 and 2017, the Company's effective tax rate was 57% and 55%, respectively. For the six months ended June 30, 2018 and 2017, the Company's effective tax rate was 40% and 57%, respectively. The Company's effective tax rate increased for the three months ended June 30, 2018 from the corresponding three months ended June 30, 2017, due primarily to the change of the geographic mix of income from continuing operations including a relative increase in foreign losses not benefited partially offset by the reduction in the U.S. statutory tax rate for the three months ended June 30, 2018. The Company's effective tax rate decreased for the six months ended June 30, 2018 from the corresponding six months ended June 30, 2017, due primarily to the reduction in the U.S. statutory tax rate partially offset by the change of the geographic mix of income from continuing operations including a relative increase in foreign losses not benefited for the six months ended June 30, 2018.

On December 22, 2017, the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax, a deduction for foreign-derived intangible income (“FDII”) and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

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
After the passage of the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, as of December 31, 2017, the Company's provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. The Company has not made any additional measurement-period adjustments related to these items during the three and six months ended June 30, 2018. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. The Company continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.
In addition, the Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three and six months ended June 30, 2018, the Company's estimate is that there is no significant impact of the GILTI provisions. However, due to the complexity of the new GILTI, the Company is continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. The Company will continue to refine the calculations as additional analysis is completed. The Company's provisional estimates may be affected as the Company gains a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.
At June 30, 2018, the estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $463,000.
The Company maintains liabilities for uncertain tax positions. The Company's unrecognized tax benefits decreased $390,000 for the six months ended June 30, 2018 primarily due to the payments of settlements with tax authorities. At June 30, 2018, the Company had approximately $198,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2018 and December 31, 2017, the Company had approximately $510,000 and $651,000 and in accrued interest, respectively.
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
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$(3,780)	$(3,820)	$(3,597)	$(3,787)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(335)	133	(518)	100
Ending balance	$(4,115)	$(3,687)	$(4,115)	$(3,687)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of June 30, 2018, 50,000 options were outstanding and vested. As of June 30, 2018, there was no unrecognized stock-based compensation expense relating to these options.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of June 30, 2018, 400,000 options were vested and outstanding. As of June 30, 2018, there was no unrecognized stock-based compensation expense relating to these options.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. As of June 30, 2018, 100,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation for the three months ended June 30, 2018, related to these option grants was $30,000. As of June 30, 2018, there was approximately $199,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.7 years.

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. As of June 30, 2018, 400,000 options were outstanding and 100,000 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2018, related to these option grants was $143,000 and $287,000, respectively. As of June 30, 2018, there was approximately $860,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years.

In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments vest from June 30, 2018 to December 31, 2020. As of June 30, 2018, $50,000 options were outstanding and 8,333 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2018, related to these option grants was $40,000. As of June 30, 2018, there was approximately $201,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.5 years.

In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of June 30, 2018, 50,000 options were outstanding and none of these options was vested. Total stock-based compensation for the three and six months ended June 30, 2018, related to these option grants was $11,000. As of June 30, 2018, there was approximately $347,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.9 years.

In June 2018, the Company granted a nonemployee consultant options to purchase 100,000 shares of common stock with an exercise price of $17.75, of which 20,000 options vested and became exercisable on June 8, 2018, 30,000 shares will vest no later than July 31, 2018 if certain performance targets are met, and 50,000 shares will vest no later than June 30, 2019 if certain performance targets are met. The Company used the contractual life when determining the value of this option. Based upon the performance conditions, the remaining unvested options will be measured and expensed when and if performance targets are met and vesting occurs. As of June 30, 2018, 100,000 options were outstanding and 20,000 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2018, related to these option grants was $122,000.

In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of June 30, 2018,  50,000 options were outstanding and none of these options was vested. Total stock-based compensation for the three and six months ended June 30, 2018, related to these option grants was $2,000. As of June 30, 2018, there was approximately $403,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 4.0 years.
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
In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the three and six months ended June 30, 2018, the Company did not repurchase any shares. Subsequent to the quarter ended June 30, 2018, the Company repurchased 177,388 shares of common stock for an aggregate purchase price of $2.4 million as of August 1, 2018.

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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended June 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$2,073	$8,527	$17,475	$28,075
Intersegment revenues	(9)	(27)	36	—
Total net revenues	2,064	8,500	17,511	28,075
Operating profit (loss)	$(1,472)	$441	$2,109	$1,078

Three Months Ended June 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,963	$8,005	$16,443	$26,411
Intersegment revenues	(13)	(108)	121	—
Total net revenues	1,950	7,897	16,564	26,411
Operating profit (loss)	$(1,165)	$268	$2,283	$1,386

Six Months Ended June 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$4,115	$18,859	$35,985	$58,959
Intersegment revenues	(29)	(79)	108	—
Total net revenues	4,086	18,780	36,093	58,959
Operating profit (loss)	$(3,212)	$2,407	$5,540	$4,735

Six Months Ended June 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$3,807	$17,223	$33,810	$54,840
Intersegment revenues	(44)	(255)	299	—
Total net revenues	3,763	16,968	34,109	54,840
Operating profit (loss)	$(2,706)	$1,217	$4,937	$3,448

As of June 30, 2018	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$163	$376	$3,989	$—	$4,528
Total assets	$4,771	$55,426	$65,654	$(80,205)	$45,646

As of December 31, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$140	$496	$4,285	$—	$4,921
Total assets	$3,697	$54,593	$60,246	$(72,864)	$45,672

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three months ended June 30, 2018 and 2017, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2018 and December 31, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Asia Pacific
Travel	$1,930	$1,858	$3,831	$3,525
Local	134	92	255	238
Total Asia Pacific revenues	$2,064	$1,950	$4,086	$3,763
Europe
Travel	$7,409	$6,795	$16,462	$14,801
Local	1,091	1,102	2,318	2,167
Total Europe revenues	$8,500	$7,897	$18,780	$16,968
North America
Travel	$14,596	$13,911	$30,632	$28,769
Local	2,915	2,653	5,461	5,340
Total North America revenues	$17,511	$16,564	$36,093	$34,109
Consolidated
Travel	$23,935	$22,564	$50,925	$47,095
Local	4,140	3,847	8,034	7,745
Total revenues	$28,075	$26,411	$58,959	$54,840
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
United States	$15,974	$15,244	$33,092	$31,469
United Kingdom	5,159	4,703	11,019	9,623
Germany	2,632	2,659	6,291	6,165
Rest of the world	4,310	3,805	8,557	7,583
Total revenues	$28,075	$26,411	$58,959	$54,840

The following table sets forth long lived asset by geographic area (in thousands):

	June 30,	December 31,
	2018	2017
United States	$3,989	$3,893
Rest of the world	539	1,028
Total long lived assets	$4,528	$4,921
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
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, in thousands, is included in the following table:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Revenues from Search	$79	$2,088
Cost of revenues	(2)	(101)
Gross profit	77	1,987
Total operating expenses	2	(1,817)
Gain on sale of Fly.com domain name	—	2,890
Income from discontinued operations before income taxes	79	3,060
Income tax expense	25	1,122
Income from discontinued operations, net of income taxes	$54	$1,938

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
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested EUR 2.5 million in WeekenGO for a 25% ownership interest.  WeekenGO signed a EUR 1.5 million insertion order for advertising with Travelzoo. See "Note 1: Summary of Significant Accounting Policies" to the accompanying unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	10.7	12.2	10.9	11.7
Gross profit	89.3	87.8	89.1	88.3
Operating expenses:
Sales and marketing	55.7	53.8	52.9	53.9
Product development	8.5	8.9	8.3	8.6
General and administrative	21.3	19.9	19.9	19.5
Total operating expenses	85.5	82.6	81.1	82.0
Income from continuing operations	3.8	5.2	8.0	6.3
Other income (loss), net	0.1	0.1	0.4	0.1
Income from continuing operations before income taxes	3.9	5.3	8.4	6.4
Income tax expense	2.2	2.9	3.3	3.6
Income from continuing operations	1.7	2.4	5.1	2.8
Income from discontinued operations, net of income taxes	—	0.2	—	3.5
Net income	1.7%	2.6%	5.1%	6.3%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	June 30,
	2018	2017
Asia Pacific
Total members (1)	3,638,000	3,641,000
Average cost per acquisition of a new member	$2.01	$3.21
Revenue per member (2)	$2.28	$2.14
Revenue per employee (3)	$93,000	$91,000
Mobile application downloads	757,000	682,000
Social media followers	588,000	536,000
Europe
Total members (1)	8,740,000	8,425,000
Average cost per acquisition of a new member	$3.46	$3.36
Revenue per member (2)	$4.41	$3.75
Revenue per employee (3)	$230,000	$215,000
Mobile application downloads	1,798,000	1,630,000
Social media followers	874,000	675,000
North America
Total members (1)	17,600,000	17,363,000
Average cost per acquisition of a new member	$2.11	$1.74
Revenue per member (2)	$4.03	$3.82
Revenue per employee (3)	$357,000	$326,000
Mobile application downloads	3,105,000	3,105,000
Social media followers	3,109,000	2,507,000
Consolidated
Total members (1)	29,847,000	29,295,000
Average cost per acquisition of a new member	$2.58	$2.50
Revenue per member (2)	$3.83	$3.61
Revenue per employee (3)	$260,000	$242,000
Mobile application downloads	5,660,000	5,417,000
Social media followers	4,572,000	3,718,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Asia Pacific
Travel	$1,930	$1,858	$3,831	$3,525
Local	134	92	255	238
Total Asia Pacific revenues	$2,064	$1,950	$4,086	$3,763
Europe
Travel	$7,409	$6,795	$16,462	$14,801
Local	1,091	1,102	2,318	2,167
Total Europe revenues	$8,500	$7,897	$18,780	$16,968
North America
Travel	$14,596	$13,911	$30,632	$28,769
Local	2,915	2,653	5,461	5,340
Total North America revenues	$17,511	$16,564	$36,093	$34,109
Consolidated
Travel	$23,935	$22,564	$50,925	$47,095
Local	4,140	3,847	8,034	7,745
Total revenues	$28,075	$26,411	$58,959	$54,840
Asia Pacific
Asia Pacific revenues increased $114,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase was primarily due to a $35,000 increase in Local revenues, a $12,000 increase in Travel revenues and a $67,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Local revenues of $35,000 was primarily due to the increased number of Local Deals vouchers sold. The increase in Travel revenue of $12,000 was primarily due to the increased placements of advertisements on our website.
Asia Pacific revenues increased $323,000 for the six months ended June 30, 2018 from the six months ended June 30, 2017. The increase was primarily due to a $237,000 increase in Travel revenues, a $7,000 increase in Local revenues and a $79,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $237,000 was primarily due to the increased placements of advertisements on our website.
Europe
Europe revenues increased $603,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase was primarily due to a $108,000 increase in Travel revenues and a $571,000 positive impact from foreign currency movements relative to the U.S. dollar, offset partially by a $77,000 decrease in Local revenues. The increase in Travel revenue of $108,000 was primarily due to the increased placements of advertisements on our website. The decrease in Local revenues of $77,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe revenues increased $1.8 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. The increase was primarily due to a $62,000 increase in Travel revenues and a $1.8 million positive impact from foreign currency movements relative to the U.S. dollar, offset partially by a $60,000 decrease in Local revenues. The increase in Travel revenue of $62,000 was primarily due to the increased placements of advertisements on our website. The decrease in Local revenues of $60,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America
North America revenues increased $947,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017. This increase was primarily due to a $685,000 increase in Travel revenues and a $262,000 increase in Local revenues. The increase in Travel revenue of $685,000 was primarily due to the increased number of emails sent. The increase in Local revenues of $262,00 was primarily due to the increased number of Local Deals vouchers sold.
North America revenues increased $2.0 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. This increase was primarily due to a $1.9 million increase in Travel revenues and a $121,000 increase in Local revenues. The increase in Travel revenue of $1.9 million was primarily due to the increased number of emails sent. The increase in Local revenues of $121,000 was primarily due to the increased number of Local Deals vouchers sold.
For the three and six months ended June 30, 2018 and 2017, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.0 million and $3.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Cost of revenues was $6.4 million for each of the six months ended June 30, 2018 and June 30, 2017, respectively.
Cost of revenue decreased $206,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to decrease in payments made to third-party partners of the Travelzoo Network.
Cost of revenue increased slightly by $28,000 for the six months ended June 30, 2018 from the six months ended June 30, 2017.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $15.6 million and $14.2 million for the three months ended June 30, 2018 and 2017, respectively. Sales and marketing expenses were $31.2 million and $29.6 million for the six months ended June 30, 2018 and 2017, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2018 and 2017, advertising expenses accounted for 20% and 16% of the total sales and marketing expenses, respectively. For the six months ended June 30, 2018 and 2017, advertising expenses accounted for 16% and 18% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $1.4 million for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase was primarily due to a $765,000 increase in trade, commerce and brand marketing expenses and a $760,000 increase in salary and employee related expenses.
Sales and marketing expenses increased $1.6 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. The increase was primarily due to a $960,000 increase in salary and employee related expenses and a $510,000 increase in trade, commerce and brand marketing expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.4 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. Product development expenses were $4.9 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively.
Product development expenses increased $42,000 for three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to additional professional service expenses.
Product development expenses increased $196,000 for six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to increase in salary and employee related expenses.

General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $6.0 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses were $11.8 million and $10.7 million for the six months ended June 30, 2018 and 2017, respectively.
General and administrative expenses increased $721,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to increase in salary and employee related expenses.
General and administrative expenses increased $1.1 million for the six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to increase in salary and employee related expenses.
Income Taxes

On December 22, 2017, the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

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
After the passage of the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, as of December 31, 2017, the Company' s provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. The Company has not made any additional measurement-period adjustments related to these items during the three and six months ended June 30, 2018. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. Our provisional estimates may be affected as it gains a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.
In addition, the Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three and six months ended June 30, 2018, our provisional estimate is that there is no significant impact of the GILTI provisions. However, due to the complexity of the new GILTI, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. We will continue to refine the calculations as additional analysis is completed. Our provisional estimates may be affected as we gain a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.

Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $631,000 and $771,000 for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 57% and 55% for the three months ended June 30, 2018 and 2017, respectively.
Income tax expense was $1.9 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 40% and 57% for the six months ended June 30, 2018 and 2017, respectively.

Our effective tax rate increased for the three months ended June 30, 2018 from the corresponding three months ended June 30, 2017, due primarily to the change of the geographic mix of income from continuing operations including a relative increase in foreign losses not benefited partially offset by the reduction in the U.S. statutory tax rate for the three months ended June 30, 2018. Our effective tax rate decreased for the six months ended June 30, 2018 from the corresponding six months ended June 30, 2017, due primarily to the reduction in the U.S. statutory tax rate partially offset by the change of the geographic mix of income from continuing operations including a relative increase in foreign losses not benefited for the six months ended June 30, 2018. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue	$2,064	$1,950	$4,086	$3,763
Operating loss	$(1,472)	$(1,165)	$(3,212)	$(2,706)
Operating loss as a % of revenue	(71.3)%	(59.7)%	(78.6)%	(71.9)%
Asia Pacific revenues increased $114,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017 (see “Revenues” above). Asia Pacific expenses increased $421,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017. This increase was primarily due to a $338,000 increase in salary and employee related expenses and a $76,000 increase in trade and brand marketing expenses
Asia Pacific revenues increased $323,000 for the six months ended June 30, 2018 from the six months ended June 30, 2017 (see “Revenues” above). Asia Pacific expenses increased $829,000 for the six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to increase in salary and employee related expenses.
Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $41,000 for the three months ended June 30, 2018. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $26,000 for the three months ended June 30, 2017.
Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $63,000 for the six months ended June 30, 2018. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $47,000 for the six months ended June 30, 2017.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue	$8,500	$7,897	$18,780	$16,968
Operating profit	$441	$268	$2,407	$1,217
Operating profit as a % of revenue	5.2%	3.4%	12.8%	7.2%
Europe revenues increased $603,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017 (see “Revenues” above). Europe expenses increased $430,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to increase in salary, employee and recruiting related expenses.

Europe revenues increased $1.8 million for the six months ended June 30, 2018 from the six months ended June 30, 2017 (see “Revenues” above). Europe expenses increased $622,000 for the six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to increase in salary, employee and recruiting related expenses.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $16,000 for the three months ended June 30, 2018. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $79,000 for the three months ended June 30, 2017.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $205,000 for the six months ended June 30, 2018. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $185,000 for the six months ended June 30, 2017.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue	$17,511	$16,564	$36,093	$34,109
Operating profit	$2,109	$2,283	$5,540	$4,937
Operating profit as a % of revenue	12.0%	13.8%	15.3%	14.5%
North America revenues increased $947,000 for the three months ended June 30, 2018 from the three months ended June 30, 2017 (see “Revenues” above). North America expenses increased $1.1 million for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to increase in trade, commerce and brand marketing expenses.
North America revenues increased $2.0 million for the six months ended June 30, 2018 from the six months ended June 30, 2017 (see “Revenues” above). North America expenses increased $1.4 million for the six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to a $674,000 increase in trade, commerce and brand marketing expenses and $645,000 increase in salary and employee related expenses.
Liquidity and Capital Resources
As of June 30, 2018, we had $19.4 million in cash and cash equivalents, of which $11.9 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $22.6 million as of December 31, 2017 primarily as a result of investment in WeekenGO, the negative impact from foreign currency movements relative to the U.S. dollar, offset partially by the net cash provided by operating activities as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$780	$(2,006)
Net cash provided by (used in) investing activities	(3,590)	2,584
Net cash used in financing activities	—	(6,824)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(324)	754
Net decrease in cash, cash equivalents and restricted cash	$(3,134)	$(5,492)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2018 was $780,000, which consisted of net income of $3.0 million and adjustments for non-cash items of $1.0 million, offset partially by a $3.2 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $827,000 depreciation and amortization expense on property and equipment. The decrease in cash from changes in operating assets and liabilities primarily consisted of $3.2 million decrease in accounts payable.

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
Cash paid for income, tax net of refunds received, during the six months ended June 30, 2018 and 2017 was $2.2 million and $3.2 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2018 was $3.6 million. The cash used in investing activities for the six months ended June 30, 2018 was primarily due to $3.1 million investment in WeekenGO and $507,000 in purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2017 was $2.6 million. The cash provided by investing activities for the six months ended June 30, 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $306,000 in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2018 and June 30, 2017 was zero and $6.8 million, respectively. Net cash used in financing activities for the six months ended June 30, 2017 was primarily due to repurchases of our common stock.
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

The following summarizes our principal contractual commitments as of June 30, 2018 (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Operating leases	$3,171	$5,613	$4,021	$3,194	$2,364	$3,250	$21,613
Purchase obligations	849	95	12	—	—	—	956
Total commitments	$4,020	$5,708	$4,033	$3,194	$2,364	$3,250	$22,569

Subsequent to the quarter ended June 30, 2018, the Company terminated one office lease which expires in February 2020. This resulted in a decrease of contractual commitments of $130,000 in 2018, $548,000 in 2019 and $91,000 in 2020.

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $708,000 as of June 30, 2018. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.

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
During the six months ended June 30, 2018 and 2017, we generated a net income of $3.0 million and $3.4 million, respectively. During the year ended December 31, 2017, we generated net income of $3.5 million. Although we were profitable in 2017 and the six months ended June 30, 2018, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
Our Local Deals and Getaway products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants.
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
For the six months ended June 30, 2018, our cash and cash equivalents decreased by $3.1 million to $19.4 million, of which $11.9 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
 United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which changed the way we account for certain of our sales transactions. We adopted this standard in the first quarter of 2018. The adoptions resulted in with a cumulative adjustment to retained earnings and changes in revenue recognition policies. We may need to change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles. The cost of these changes may negatively impact our results of operations during the periods of transition.

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
Our revenues in Asia increased 9% in the six months ended June 30, 2018 from the same period last year. Our operations in Asia generated an operating loss of $3.2 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. Our revenues in Europe increased 11% in the six months ended June 30, 2018 from the same period last year. Our operations in Europe generated an operating income of $2.4 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.
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
We spent $5.0 million and $4.2 million on marketing initiatives relating to member acquisition and marketing for each of the six months ended June 30, 2018 and 2017, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended June 30, 2018, the closing price of our common stock on the NASDAQ Global Select Market ranged from $5.95 to $18.30. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of June 30, 2018, Azzurro is the Company's largest stockholder, holding approximately 53.8% of the Company's outstanding shares.

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
In certain states and foreign jurisdictions, our Local Deals and Getaway vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to require taxpayers to collect and remit sales tax on a basis of economic nexus. We are currently in the process of evaluating the future impact of the ruling on our financial position, results of operations and cash flows. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the three months ended June 30, 2018.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $33,000 foreign exchange gain for the six month ended June 30, 2018.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of June 30, 2018, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Repurchases of Equity Securities

In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The Company did not repurchase any of its equity securities during the three months ended June 30, 2018. Subsequent to the quarter ended June 30, 2018, the Company repurchased 177,388 shares of common stock for an aggregate purchase price of $2.4 million as of August 1, 2018.

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
Employment Agreement, dated July 23, 2013 between Rachel Barnett and Travelzoo, amended on May 22, 2017 (Incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 000-50171), filed May 10, 2018)

10.3*	—	Employment Agreement, dated October 11, 2012 between Christian Alexander Smart and Travelzoo (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2018)

10.19*	—	Nonqualified Stock Option Agreement between Travelzoo and Rachel Barnett dated April 26,2018 (Incorporated by reference to Exhibit 10.19 on Form 8-K (File No. 000-50171), filed May 2, 2018)

20.20*	—	Nonqualified Stock Option Agreement between Travelzoo and Sharry Sun dated May 14,2018 (Incorporated by reference to Exhibit 10.20 on Form 8-K (File No. 000-50171), filed May 14, 2018)

10.24‡	—	Employment Agreement, dated May 14, 2018 between Sharry Sun and Travelzoo

10.21*	—	Nonqualified Stock Option Agreement between Travelzoo and Ciprian Morar dated June 7,2018 (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 14, 2018)

10.22*	—	Employment Agreement, dated June 28, 2018 between Michael Peterson and Travelzoo (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.23*	—	Nonqualified Stock Option Agreement between Travelzoo and Michael Peterson dated June 22,2018 (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 28, 2018)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 1, 2018