Form 10-Q
period 2018-09-30
TRAVELZOO
filed 2018-11-01
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of October 31, 2018 was 12,110,821 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$15,779	$22,553
Accounts receivable, less allowance for doubtful accounts of $718 and $315 as of September 30, 2018 and December 31, 2017, respectively	12,295	11,769
Income tax receivable	868	517
Deposits	131	259
Prepaid expenses and other	1,744	2,141
Total current assets	30,817	37,239
Deposits and other	622	548
Deferred tax assets	1,423	1,516
Restricted cash	1,453	1,448
Investment	2,866	—
Property and equipment, net	4,121	4,921
Total assets	$41,302	$45,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,795	$19,105
Accrued expenses and other	8,106	8,702
Deferred revenue	888	825
Income tax payable	843	961
Total current liabilities	23,632	29,593
Long-term tax liabilities	396	373
Long-term deferred rent and other	2,275	2,628
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 12,244 and 12,462 shares issued and outstanding as of September 30, 2018 and December 31, 2017)	122	125
Additional paid in capital	—	—
Retained earnings	18,854	16,550
Accumulated other comprehensive loss	(3,977)	(3,597)
Total stockholders’ equity	14,999	13,078
Total liabilities and stockholders’ equity	$41,302	$45,672

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$25,301	$24,687	$84,260	$79,527
Cost of revenues	2,987	3,018	9,388	9,447
Gross profit	22,314	21,669	74,872	70,080

Operating expenses:
Sales and marketing	13,375	13,973	44,545	43,542
Product development	2,297	2,315	7,194	7,016
General and administrative	5,928	5,363	17,684	16,056
Total operating expenses	21,600	21,651	69,423	66,614
Income from operations	714	18	5,449	3,466
Other income (expense), net	(91)	86	100	111
Income from continuing operations before income taxes	623	104	5,549	3,577
Income tax expense	505	680	2,452	2,660
Income (loss) from continuing operations, net of income taxes	$118	$(576)	$3,097	$917
Income from discontinued operations, net of income taxes	—	—	—	1,938
Net income (loss)	$118	$(576)	$3,097	$2,855

Income (loss) per share—basic:
Continuing operations	$0.01	$(0.05)	$0.25	$0.07
Discontinued operations	—	—	—	0.15
Net income (loss) per share—basic	$0.01	$(0.05)	$0.25	$0.22

Income (loss) per share—diluted:
Continuing operations	$0.01	$(0.05)	$0.25	$0.07
Discontinued operations	—	—	—	0.15
Net income (loss) per share—diluted	$0.01	$(0.05)	$0.25	$0.22

Shares used in computing basic net income (loss) per share	12,314	12,628	12,412	13,023
Shares used in computing diluted net income (loss) per share	12,663	12,628	12,630	13,040

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$118	$(576)	$3,097	$2,855
Other comprehensive income (loss):
Foreign currency translation adjustment	138	131	(380)	231
Total comprehensive income (loss)	$256	$(445)	$2,717	$3,086

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,097	$2,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,390	1,605
Discontinued operations gain on sale of Fly.com domain name	—	(2,890)
Stock-based compensation	763	686
Deferred income tax	(96)	28
Gain from sale of property and equipment	(143)	—
Loss on equity investment	85	—
Net foreign currency effect	(77)	(293)
Other	77	(34)
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	3,388
Income tax receivable	(350)	(868)
Prepaid expenses and other	420	(417)
Accounts payable	(3,600)	(4,695)
Accrued expenses and other	(248)	(1,009)
Income tax payable	(65)	109
Other non-current liabilities	(131)	(349)
Net cash provided by (used in) operating activities	36	(1,884)
Cash flows from investing activities:
Proceeds from sale of Fly.com domain name	—	2,890
Proceeds from sale of property and equipment	150	—
Investment in WeekenGO	(3,083)	—
Purchases of property and equipment	(666)	(486)
Net cash provided by (used in) investing activities	(3,599)	2,404
Cash flows from financing activities:
Repurchase of common stock	(2,873)	(9,556)
Net cash used in financing activities	(2,873)	(9,556)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(333)	1,060
Net decrease in cash, cash equivalents and restricted cash	(6,769)	(7,976)
Cash, cash equivalents and restricted cash at beginning of period	24,001	28,236
Cash, cash equivalents and restricted cash at end of period	$17,232	$20,260
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,963	$4,858
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
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of September 30, 2018, Azzurro is the Company's largest stockholder, holding approximately 52.4% of the Company's outstanding shares.
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
In April 2018, Travelzoo entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.  During the three and nine months ended September 30, 2018, the Company recorded $85,000 for its share of WeekenGO losses and amortization of basis differences. This equity investment is reported as a long-term investment on the Company's condensed consolidated balance sheet.
WeekenGO signed a $2.1 million insertion order for advertising with Travelzoo. The Company's advertising services provided to WeekenGO in the three and nine months ended September 30, 2018 were $137,000 and $164,000, respectively
The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period, and the Company makes no representations related thereto.

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

In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." ASU No. 2018-10 made improvements to many aspects of the guidance in ASC 842. ASU 2018-11 made transition requirements less burdensome and provided lessors with a practical expedient for separating nonlease components from lease components. Entities may elect not to recast the comparative periods presented when transitioning to ASC 842. ASU No. 2018-10 has the same effective date and transition requirements as ASC 842. ASU No. 2018-11 has the same effective date as ASC 842 for companies that have not early adopted ASC 842. For companies that have early adopted ASC 842, it is effective upon issuance, but can only be adopted by companies either at the beginning of the company’s first reporting period after issuance or the company’s mandatory ASC 842 effective date. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance also modifies certain disclosure requirements for nonpublic entities to make them less burdensome. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The new guidance required a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited statements of cash flows:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$15,779	$22,553
Restricted cash	1,453	1,448
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flow	$17,232	$24,001
The Company’s restricted cash was included in noncurrent assets as of September 30, 2018 and December 31, 2017.
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
The changes in revenue recognition policies under the new revenue guidance were primarily the change described above for unredeemed vouchers as well as recognizing cancelable hotel platform commissions over the period of the hotel stay versus previously upon checkout; the impact of these changes to the Company's consolidated financial statements was not material as of and for the three months ended September 30, 2018.
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At January 1, 2018, $825,000 was recorded as deferred revenue. During the three and nine months ended September 30, 2018, the Company recognized revenue of $63,000 and $648,000, respectively, of the January 1, 2018 deferred revenue balance. At September 30, 2018, the deferred revenue balance was $888,000.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Income (loss) from continuing operations	$118	$(576)	$3,097	$917
Income (loss) from discontinued operations, net of income taxes	—	—	—	1,938
Net income	$118	$(576)	$3,097	$2,855
Denominator:
Weighted average common shares—basic	12,314	12,628	12,412	13,023
Effect of dilutive securities: stock options	349	—	218	17
Weighted average common shares—diluted	12,663	12,628	12,630	13,040
Income (loss) per share—basic:
Continuing operations	$0.01	$(0.05)	$0.25	$0.07
Discontinued operations	—	—	—	0.15
Net income (loss) per share—basic	$0.01	$(0.05)	$0.25	$0.22
Income (loss) per share—diluted:
Continuing operations	$0.01	$(0.05)	$0.25	$0.07
Discontinued operations	—	—	—	0.15
Net income (loss) per share—diluted	$0.01	$(0.05)	$0.25	$0.22
For the three and nine months ended September 30, 2018, options to purchase 220,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, options to purchase 562,500 and 162,500 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three and nine months ended September 30, 2018 and 2017.
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
The following table summarizes gross and net principal contractual commitments as of September 30, 2018 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2018 Remaining	$1,531	$(84)	$1,447	$190	$1,637
2019	5,447	(339)	5,108	95	5,203
2020	4,070	(345)	3,725	12	3,737
2021	3,195	(351)	2,844	—	2,844
2022	2,365	(357)	2,008	—	2,008
Thereafter	3,254	(271)	2,983	—	2,983
Total	$19,862	$(1,747)	$18,115	$297	$18,412
Local Deals and Getaway merchant payables included in accounts payable were $8.0 million and $14.6 million, as of September 30, 2018 and December 31, 2017, respectively.

Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended September 30, 2018 and 2017, the Company's effective tax rate was 81% and 654%, respectively. For the nine months ended September 30, 2018 and 2017, the Company's effective tax rate was 44% and 74%, respectively. The Company's effective tax rate decreased for the three months ended September 30, 2018 from the corresponding three months ended September 30, 2017, due primarily to the geographic mix of income from continuing operations and a reduction in the U.S. statutory tax rate offset by an increase in foreign losses not benefited for the three months ended September 30, 2018. The Company's effective tax rate decreased for the nine months ended September 30, 2018 from the corresponding nine months ended September 30, 2017, due primarily to the geographic mix of income from continuing operations and a reduction in the U.S. statutory tax rate offset by an increase in foreign losses not benefited for the nine months ended September 30, 2018.
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
After the passage of the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, as of December 31, 2017, the Company's provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. The Company has not made any additional measurement-period adjustments related to these items during the three and nine months ended September 30, 2018. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. The Company continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.
In addition, the Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three and nine months ended September 30, 2018, the Company's estimate is that there is no significant impact of the GILTI provisions. However, due to the complexity of the new GILTI, the Company is continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. The Company will continue to refine the calculations as additional analysis is completed. The Company's provisional estimates may be affected as the Company gains a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.
At September 30, 2018, the estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $489,000.
The Company maintains liabilities for uncertain tax positions. The Company's unrecognized tax benefits decreased $390,000 for the nine months ended September 30, 2018 primarily due to the payments of settlements with tax authorities. At September 30, 2018, the Company had approximately $198,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2018 and December 31, 2017, the Company had approximately $516,000 and $651,000 and in accrued interest, respectively.

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
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$(4,115)	$(3,687)	$(3,597)	$(3,787)
Other comprehensive income (loss) due to foreign currency translation, net of tax	138	131	(380)	231
Ending balance	$(3,977)	$(3,556)	$(3,977)	$(3,556)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017.
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

In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. Stock-based compensation related to these options was fully expensed. As of September 30, 2018, 50,000 options were outstanding and vested.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. Stock-based compensation related to these options was fully expensed. As of September 30, 2018, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. As of September 30, 2018, 100,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2018, related to these option grants was $30,000 and $89,000. As of September 30, 2018, there was approximately $170,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.4 years.

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. As of September 30, 2018, 400,000 options were outstanding and 150,000 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2018, related to these option grants was $143,000 and $430,000, respectively. As of September 30, 2018, there was approximately $717,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years.

In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments vest from June 30, 2018 to December 31, 2020. As of September 30, 2018, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2018, related to these option grants was $20,000 and $60,000, respectively. As of September 30, 2018, there was approximately $181,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.3 years.

In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of September 30, 2018, 50,000 options were outstanding and none of these options was vested. Total stock-based compensation for the three and nine months ended September 30, 2018, related to these option grants was $22,000 and $34,000, respectively. As of September 30, 2018, there was approximately $324,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.6 years.

In June 2018, the Company granted a nonemployee consultant options to purchase 100,000 shares of common stock with an exercise price of $17.75, of which 20,000 options vested and became exercisable on June 8, 2018, 30,000 shares vest no later than July 31, 2018 if certain performance targets are met, and 50,000 shares vest no later than June 30, 2019 if certain performance targets are met. The Company used the contractual life when determining the value of this option. The performance targets for the 30,000 share options were not met by July 31, 2018 and the nonemployee consultant ceased to provide services to the Company. As a result, the remaining 80,000 unvested shares of options were forfeited upon the termination of the consulting services. As of September 30, 2018, 20,000 of these options were vested and outstanding. Total stock-based compensation for the three and nine months ended September 30, 2018, related to these option grants was $122,000.

In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of September 30, 2018, 50,000 options were outstanding and none of these options was vested. Total stock-based compensation for the three and nine months ended September 30, 2018, related to these option grants was $25,000 and $28,000, respectively. As of September 30, 2018, there was approximately $377,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.7 years.

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
In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the three and nine months ended September 30, 2018, the Company repurchased 217,388 shares of common stock for an aggregate purchase price of $2.9 million. The shares repurchased were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 282,612 shares remaining to be repurchased under this program as of September 30, 2018. Subsequent to the quarter ended September 30, 2018, the Company repurchased 133,344 shares of common stock for an aggregate purchase price of $1.0 million as of October 31, 2018.
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
The following is a summary of operating results and assets (in thousands) by business segment:

Three Months Ended September 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,977	$8,396	$14,928	$25,301
Intersegment revenues	10	(18)	8	—
Total net revenues	1,987	8,378	14,936	25,301
Operating profit (loss)	$(1,600)	$940	$1,374	$714

Three Months Ended September 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,767	$8,008	$14,912	$24,687
Intersegment revenues	6	(62)	56	—
Total net revenues	1,773	7,946	14,968	24,687
Operating profit (loss)	$(1,679)	$309	$1,388	$18

Nine Months Ended September 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$6,092	$27,255	$50,913	$84,260
Intersegment revenues	(19)	(97)	116	—
Total net revenues	6,073	27,158	51,029	84,260
Operating profit (loss)	$(4,812)	$3,347	$6,914	$5,449

Nine Months Ended September 30, 2017	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$5,574	$25,231	$48,722	$79,527
Intersegment revenues	(38)	(317)	355	—
Total net revenues	5,536	24,914	49,077	79,527
Operating profit (loss)	$(4,385)	$1,526	$6,325	$3,466

As of September 30, 2018	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$158	$344	$3,619	$—	$4,121
Total assets	$3,565	$57,551	$62,980	$(82,794)	$41,302

As of December 31, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$140	$496	$4,285	$—	$4,921
Total assets	$3,697	$54,593	$60,246	$(72,864)	$45,672
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three months ended September 30, 2018 and 2017, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2018 and December 31, 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Asia Pacific
Travel	$1,851	$1,644	$5,682	$5,170
Local	136	129	391	366
Total Asia Pacific revenues	$1,987	$1,773	$6,073	$5,536
Europe
Travel	$7,387	$7,052	$23,849	$21,852
Local	991	894	3,309	3,062
Total Europe revenues	$8,378	$7,946	$27,158	$24,914
North America
Travel	$12,224	$12,146	$42,856	$40,916
Local	2,712	2,822	8,173	8,161
Total North America revenues	$14,936	$14,968	$51,029	$49,077
Consolidated
Travel	$21,462	$20,842	$72,387	$67,938
Local	3,839	3,845	11,873	11,589
Total revenues	$25,301	$24,687	$84,260	$79,527
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
United States	$13,472	$13,658	$46,564	$45,127
United Kingdom	4,921	4,483	15,940	14,136
Germany	2,832	2,881	9,123	9,047
Rest of the world	4,076	3,665	12,633	11,217
Total revenues	$25,301	$24,687	$84,260	$79,527

The following table sets forth long lived asset by geographic area (in thousands):

	September 30,	December 31,
	2018	2017
United States	$3,619	$3,893
Rest of the world	502	1,028
Total long lived assets	$4,121	$4,921
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
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, in thousands, is included in the following table:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Revenues from Search	$—	$2,088
Cost of revenues	—	(101)
Gross profit	—	1,987
Total operating expenses	—	(1,817)
Gain on sale of Fly.com domain name	—	2,890
Income from discontinued operations before income taxes	—	3,060
Income tax expense	—	1,122
Income from discontinued operations, net of income taxes	$—	$1,938

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
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested EUR 2.5 million in WeekenGO for a 25% ownership interest. WeekenGO signed a EUR 2.10 million insertion order for advertising with Travelzoo. See "Note 1: Summary of Significant Accounting Policies" to the accompanying unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.8	12.2	11.1	11.9
Gross profit	88.2	87.8	88.9	88.1
Operating expenses:
Sales and marketing	52.9	56.6	52.9	54.7
Product development	9.1	9.4	8.5	8.8
General and administrative	23.4	21.7	21.0	20.2
Total operating expenses	85.4	87.7	82.4	83.7
Income from continuing operations	2.8	0.1	6.5	4.4
Other income (loss), net	(0.3)	0.3	0.1	0.1
Income from continuing operations before income taxes	2.5	0.4	6.6	4.5
Income tax expense	2.0	2.7	2.9	3.3
Income from continuing operations	0.5	(2.3)	3.7	1.2
Income from discontinued operations, net of income taxes	—	—	—	2.4
Net income	0.5%	(2.3)%	3.7%	3.6%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	September 30,
	2018	2017
Asia Pacific
Total members (1)	3,638,000	3,622,000
Average cost per acquisition of a new member	$2.09	$2.71
Revenue per member (2)	$2.24	$2.05
Revenue per employee (3)	$95,000	$80,600
Mobile application downloads	765,000	682,000
Social media followers	594,000	538,000
Europe
Total members (1)	8,758,000	8,528,000
Average cost per acquisition of a new member	$2.15	$2.28
Revenue per member (2)	$4.25	$4.07
Revenue per employee (3)	$225,000	$212,000
Mobile application downloads	1,825,000	1,630,000
Social media followers	883,000	675,000
North America
Total members (1)	17,491,000	17,436,000
Average cost per acquisition of a new member	$1.37	$1.85
Revenue per member (2)	$3.92	$3.80
Revenue per employee (3)	$318,000	$302,000
Mobile application downloads	3,385,000	3,105,000
Social media followers	3,123,000	2,507,000
Consolidated
Total members (1)	29,758,000	29,452,000
Average cost per acquisition of a new member	$1.74	$2.08
Revenue per member (2)	$3.82	$3.68
Revenue per employee (3)	$241,000	$226,000
Mobile application downloads	5,975,000	5,417,000
Social media followers	4,600,000	3,720,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Asia Pacific
Travel	$1,851	$1,644	$5,682	$5,170
Local	136	129	391	366
Total Asia Pacific revenues	$1,987	$1,773	$6,073	$5,536
Europe
Travel	$7,387	$7,052	$23,849	$21,852
Local	991	894	3,309	3,062
Total Europe revenues	$8,378	$7,946	$27,158	$24,914
North America
Travel	$12,224	$12,146	$42,856	$40,916
Local	2,712	2,822	8,173	8,161
Total North America revenues	$14,936	$14,968	$51,029	$49,077
Consolidated
Travel	$21,462	$20,842	$72,387	$67,938
Local	3,839	3,845	11,873	11,589
Total revenues	$25,301	$24,687	$84,260	$79,527
Asia Pacific
Asia Pacific revenues increased $214,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017. The increase was primarily due to a $246,000 increase in Travel revenue and a $23,000 increase in Local revenues, offset partially by a $55,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $246,000 was primarily due to the increased placements of advertisements on our website. The increase in Local revenues of $23,000 was primarily due to the increased number of Local Deals vouchers sold.
Asia Pacific revenues increased $537,000 for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The increase was primarily due to a $483,000 increase in Travel revenues, a $29,000 increase in Local revenues and a $25,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $483,000 was primarily due to the increased placements of advertisements on our website. The increase in Local revenues of $29,000 was primarily due to the increased number of Local Deals vouchers sold.
Europe
Europe revenues increased $432,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017. The increase was primarily due to a $390,000 increase in Travel revenues and a $102,000 increase in Local revenues, offset partially by a $60,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $390,000 was primarily due to the increased placements of advertisements on our website. The increase in Local revenues of $102,000 was primarily due to the increased number of Local Deals vouchers sold.
Europe revenues increased $2.2 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The increase was primarily due to a $452,000 increase in Travel revenues, a $41,000 increase in Local revenues and a $1.7 million positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $452,000 was primarily due to the increased placements of advertisements on our website. The increase in Local revenues of $41,000 was primarily due to the increased number of Local Deals vouchers sold.

North America
North America revenues decreased $32,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017. This decrease was primarily due to a $109,000 decrease in Local revenues, offset partially by a $77,000 increase in Travel revenues. The decrease in Local revenues of $109,00 was primarily due to the decreased number of Local Deals vouchers sold. The increase in Travel revenue of $77,000 was primarily due to the increased placements of advertisements on our website.
North America revenues increased $2.0 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. This increase was primarily due to a $1.9 million increase in Travel revenues and a $12,000 increase in Local revenues. The increase in Travel revenue of $1.9 million was primarily due to a $3.1 million increased number of emails sent, offset partially by a $1.0 million decreased placements of advertisements on our website. The increase in Local revenues of $12,000 was primarily due to the increased number of Local Deals vouchers sold.
For the three and nine months ended September 30, 2018 and 2017, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.0 million for each of the three months ended September 30, 2018 and September 30, 2017, respectively. Cost of revenues was $9.4 million for each of the nine months ended September 30, 2018 and September 30, 2017, respectively.
Cost of revenue decreased $31,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to decrease in refunds to Travelzoo members.
Cost of revenue decreased by $59,000 for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The decrease was primarily due to a $286,000 decrease in refunds to Travelzoo members, offset partially by a $265,000 increase in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $13.4 million and $14.0 million for the three months ended September 30, 2018 and 2017, respectively. Sales and marketing expenses were $44.5 million and $43.5 million for the nine months ended September 30, 2018 and 2017, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2018 and 2017, advertising expenses accounted for 11% and 17% of the total sales and marketing expenses, respectively. For the nine months ended September 30, 2018 and 2017, advertising expenses accounted for 15% and 14% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $598,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017. The decrease was primarily due to a $742,000 decrease in member acquisition costs and a $139,000 decrease in travel and entertainment costs, offset partially by a $404,000 increase in trade, commerce and brand marketing expenses.
Sales and marketing expenses increased $1.0 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The increase was primarily due to a $1.0 increase in salary and employee related expenses and a $791,000 increase in trade, commerce and brand marketing expenses, offset partially by a $708,000 decrease in member acquisition costs.

Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $2.3 million for each of the three months ended September 30, 2018 and 2017, respectively. Product development expenses were $7.2 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Product development expenses decreased $18,000 for three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to decreased professional service expenses.
Product development expenses increased $178,000 for nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to increase in salary and employee related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative, executive, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.9 million and $5.4 million for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses were $17.7 million and $16.1 million for the nine months ended September 30, 2018 and 2017, respectively.
General and administrative expenses increased $565,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to a $347,000 increase in bad debt expense and a $218,000 increase in professional service expenses.
General and administrative expenses increased $1.6 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to a $914,000 increase in salary and employee related expenses, a $404,000 increase in bad debt expense and $198,000 increase in professional services.
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
After the passage of the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all undistributed foreign earnings before the passage became subject to U.S. federal tax at reduced rates; however, as of December 31, 2017, the Company' s provisional estimate is that there will be no net expense for the Transition Tax related to these undistributed earnings. The Company has not made any additional measurement-period adjustments related to these items during the three and nine months ended September 30, 2018. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act. Our provisional estimates may be affected as it gains a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.
In addition, the Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three and nine months ended September 30, 2018, our provisional estimate is that there is no significant impact of the GILTI provisions. However, due to the complexity of the new GILTI, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. We will continue to refine the calculations as additional analysis is completed. Our provisional estimates may be affected as we gain a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.

Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $505,000 and $680,000 for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 81% and 654% for the three months ended September 30, 2018 and 2017, respectively. Income tax expense was $2.5 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 44% and 74% for the nine months ended September 30, 2018 and 2017, respectively.
Our effective tax rate decreased for the three months ended September 30, 2018 from the corresponding three months ended September 30, 2017, due primarily to the geographic mix of income from continuing operations and a reduction in the U.S. statutory tax rate offset by an increase in foreign losses not benefited for the three months ended September 30, 2018. Our effective tax rate decreased for the nine months ended September 30, 2018 from the corresponding nine months ended September 30, 2017, due primarily to the geographic mix of income from continuing operations and a reduction in the U.S. statutory tax rate offset by an increase in foreign losses not benefited for the nine months ended September 30, 2018.
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
Segment Information
Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue	$1,987	$1,773	$6,073	$5,536
Operating loss	$(1,600)	$(1,679)	$(4,812)	$(4,385)
Operating loss as a % of revenue	(80.5)%	(94.7)%	(79.2)%	(79.2)%
Asia Pacific revenues increased $214,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 (see “Revenues” above). Asia Pacific expenses increased $135,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017. This increase was primarily due to a $143,000 increase in marketing expenses for Travelzoo members.
Asia Pacific revenues increased $537,000 for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 (see “Revenues” above). Asia Pacific expenses increased $964,000 for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to increase in salary and employee related expenses.
Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $44,000 for the three months ended September 30, 2018. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $20,000 for the three months ended September 30, 2017.
Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $42,000 for the nine months ended September 30, 2018. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $55,000 for the nine months ended September 30, 2017.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue	$8,378	$7,946	$27,158	$24,914
Operating profit	$940	$309	$3,347	$1,526
Operating profit as a % of revenue	11.2%	3.9%	12.3%	6.1%
Europe revenues increased $432,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 (see “Revenues” above). Europe expenses decreased $199,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to decrease in member acquisition costs.
Europe revenues increased $2.2 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 (see “Revenues” above). Europe expenses increased $423,000 for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to a $1.3 million increase in salary, employee and recruiting related expenses, offset partially by a $378,000 decrease in professional services, a $354,000 decrease in member acquisition costs and a $114,000 decrease in trade and brand marketing expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $4,000 for each of the three months ended September 30, 2018 and 2017.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $189,000 for the nine months ended September 30, 2018. Foreign currency movements relative to the U.S. dollar negatively impacted our income from our operations in Europe by approximately $148,000 for the nine months ended September 30, 2017.
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue	$14,936	$14,968	$51,029	$49,077
Operating profit	$1,374	$1,388	$6,914	$6,325
Operating profit as a % of revenue	9.2%	9.3%	13.5%	12.9%
North America revenues decreased $32,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 (see “Revenues” above). North America expenses decreased $18,000 for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to decrease in member acquisition costs.
North America revenues increased $2.0 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 (see “Revenues” above). North America expenses increased $1.4 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to a $906,000 increase in trade, commerce and brand marketing expenses and a $362,000 increase in bad debt expense related to a customer's bankruptcy.
Liquidity and Capital Resources
As of September 30, 2018, we had $15.8 million in cash and cash equivalents, of which $10.8 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $22.6 million as of December 31, 2017 primarily as a result of investment in WeekenGO and repurchases of our common stock as explained below. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$36	$(1,884)
Net cash provided by (used in) investing activities	(3,599)	2,404
Net cash used in financing activities	(2,873)	(9,556)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(333)	1,060
Net decrease in cash, cash equivalents and restricted cash	$(6,769)	$(7,976)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $36,000, which consisted of net income of $3.1 million and adjustments for non-cash items of $2.0 million, offset by a $5.1 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.2 million depreciation and amortization expense on property and equipment and $763,000 of stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities primarily consisted of $3.6 million decrease in accounts payable and $1.1 million increase in accounts receivable.
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
Cash paid for income, tax net of refunds received, during the nine months ended September 30, 2018 and 2017 was $3.0 million and $4.9 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2018 was $3.6 million. The cash used in investing activities for the nine months ended September 30, 2018 was primarily due to $3.1 million investment in WeekenGO and $666,000 in purchases of property and equipment, offset partially by $150,000 proceeds from sale of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2017 was $2.4 million. The cash provided by investing activities for the nine months ended September 30, 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $486,000 in purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2018 and September 30, 2017 was $2.9 million and $9.6 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2018 and September 30, 2017 was due to repurchases of our common stock.
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
The following table summarizes gross and net principal contractual commitments as of September 30, 2018 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2018 Remaining	$1,531	$(84)	$1,447	$190	$1,637
2019	5,447	(339)	5,108	95	5,203
2020	4,070	(345)	3,725	12	3,737
2021	3,195	(351)	2,844	—	2,844
2022	2,365	(357)	2,008	—	2,008
Thereafter	3,254	(271)	2,983	—	2,983
Total	$19,862	$(1,747)	$18,115	$297	$18,412

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $715,000 as of September 30, 2018. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
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
During the nine months ended September 30, 2018 and 2017, we generated a net income of $3.1 million and $2.9 million, respectively. During the year ended December 31, 2017, we generated net income of $3.5 million. Although we were profitable in 2017 and the nine months ended September 30, 2018, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers or merchants that are outside our control. For our Local Deals and Getaway merchants, since we are selling vouchers on behalf of the merchants directly to our members, we face exposures should merchants not fully honor the deals. As for our travel business, we are collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible to the consumer to provide the consumer the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. From time to time, advertisers risk the closure of their business if they fail to pay their suppliers and can face regulatory issues (including losing their travel licenses), which can result in the cancelation of travel services booked by consumers through the advertiser. Advertisers who fail to fulfill the travel services advertised in the promotions ran by Travelzoo can negatively impact the reputation of Travelzoo, and advertisers that fail to pay Travelzoo for the advertisements can also negatively impact revenue growth. Moreover, any shortcomings of one or more of our advertisers or merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
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
For the nine months ended September 30, 2018, our cash and cash equivalents decreased by $6.8 million to $15.8 million, of which $10.8 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our revenues in Asia increased 12% in the nine months ended September 30, 2018 from the same period last year. Our operations in Asia generated an operating loss of $4.8 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively. Our revenues in Europe increased 5% in the nine months ended September 30, 2018 from the same period last year. Our operations in Europe generated an operating income of $3.3 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
In our effort to expand our business internationally we may continue to invest in marketing as well as additional employees to support the business expansion, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit, which is the case for the Asia Pacific business. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	uncertainties and instability in economic and market conditions caused by the United Kingdom's withdrawal from the European Union;

•
uncertainty regarding how the United Kingdom's access to the European Union Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and European Union, will be impacted by the United Kingdom's withdrawal from the European Union, including the resulting impact on our business and that of our clients;

•	trade barriers and changes in trade regulations, including new or increased tariffs;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	bans on travel from certain countries to the United States;

•	risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and

•	potentially adverse tax consequences.
Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. For example, since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. The United Kingdom's withdrawal from the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We spent $4.9 million and $5.8 million on marketing initiatives relating to member acquisition and marketing for the nine months ended September 30, 2018 and 2017, respectively, and expect to continue to spend significant amounts to acquire additional members. We must continue to retain and acquire members in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like the Middle East conflicts, the global financial crisis of 2008, the terrorist attacks in France, Turkey, Belgium and Germany, mass shooting incidents such as in Las Vegas and the recent natural disasters, such as hurricanes, fires and floods in Indonesia, the United States and the Caribbean and volcanic activity in Hawaii and Bali, have a negative impact on the travel industry and affect travelers' behavior. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks and natural disasters, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on the travel industry. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
In addition, the United Kingdom’s withdrawal from the European Union could lead to economic uncertainty and have a negative impact on the travel industry and our European business. The United Kingdom could lose access to the single European Union market, travel between the United Kingdom and European Union countries could be restricted, and we could face new regulatory costs and challenges, the scope of which are presently unknown.

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
We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching flight and hotel search products. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product (“Google Flights”) and a hotel metasearch product (“Hotel Ads”) that are growing, as well as its “Book on Google” reservation functionality. We compete with travel metasearch engines like Kayak.com and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Booking Holidays that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have recently announced acquisitions to further consolidate the online travel industry. For example, Ctrip acquired Skyscanner and Priceline (now Booking Holidays) acquired Momondo. Expedia owns Travelocity, Orbitz, Hotels.com, Hotwire, Trivago, and HomeAway, among others. Booking Holidays owns Booking.com, Priceline.com, Agoda.com, Kayak.com, Cheapflights, Rentalcars.com, Momondo, and OpenTable, among others. The continued consolidation of the global travel market may impact our ability to compete in certain areas.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended September 30, 2018, the closing price of our common stock on the NASDAQ Global Select Market ranged from $5.95 to $20.60. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of September 30, 2018, Azzurro is the Company's largest stockholder, holding approximately 52.4% of the Company's outstanding shares.
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
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. We are currently in the process of evaluating the future impact of the ruling on our financial position, results of operations and cash flows. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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

In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. Outside parties may also attempt to takeover customer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to customer accounts on our websites. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Target, Home Depot, Zappos, LinkedIn and Sony, have experienced high-profile security breaches that exposed their customers' personal information and it is expected that these types of events will continue to occur. A security breach at any travel service provider, hotel, payment processor, GDS or other third party travel supplier, such as the security breach experienced by Sabre, could result in negative publicity and exposure, as well as damage to the reputations of the hotels impacted by the incident.

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

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and is designed to harmonize and enhance data privacy laws across Europe. The GDPR imposes requirements that are inconsistent with other laws currently in effect, yet regulators may claim that both apply. In the United Kingdom, a Data Protection Bill went into effect in May 2018, which substantially implements the GDPR in the United Kingdom. Additionally, the California Consumer Privacy Act was also recently passed and creates new data privacy rights for users effective in 2020. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require additional changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. We may need to increase our security-related expenditures to maintain or increase our systems' security. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), and subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these privacy concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.
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

Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the three months ended September 30, 2018.
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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaway programs, would only be subject to registration if the voucher exceeds $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $83,000 foreign exchange gain for the nine month ended September 30, 2018.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principal Accounting Officer (PAO)), as of September 30, 2018, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 217,000 shares of our equity securities during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
July 1, 2018–July 30, 2018	151,000	$13.21	151,000	349,000
August 1, 2018–August 31, 2018	66,000	$13.22	66,000	283,000
September 1, 2018–September 30, 2018	—	$—	—	283,000
	217,000		217,000

(1) In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the three months ended September 30, 2018, the Company repurchased 217,000 shares of common stock.

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

10.3*	—	Employment Agreement, dated October 11, 2012 between Christian Alexander Smart and Travelzoo (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2018)

10.19*	—	Nonqualified Stock Option Agreement between Travelzoo and Rachel Barnett dated April 26,2018 (Incorporated by reference to Exhibit 10.19 on Form 8-K (File No. 000-50171), filed May 2, 2018)

20.20*	—	Nonqualified Stock Option Agreement between Travelzoo and Sharry Sun dated May 14,2018 (Incorporated by reference to Exhibit 10.20 on Form 8-K (File No. 000-50171), filed May 14, 2018)

10.21*	—	Nonqualified Stock Option Agreement between Travelzoo and Ciprian Morar dated June 7,2018 (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 14, 2018)

10.22*	—	Employment Agreement, dated June 28, 2018 between Michael Peterson and Travelzoo (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.23*	—	Nonqualified Stock Option Agreement between Travelzoo and Michael Peterson dated June 22,2018 (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.25‡	—	Separation Agreement, dated October 19, 2018 between Michael Stitt and Travelzoo

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO
(Registrant)

By:	/s/ LISA SU
Lisa Su
On behalf of the Registrant and as Principal Accounting Officer

Date: October 31, 2018