Form 10-K
period 2018-12-31
TRAVELZOO
filed 2019-03-11
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, $0.01 Par Value
(Title of Class)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

_________________________________________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $98,522,556.
The number of shares of the Registrant's common stock outstanding as of February 21, 2019 was 11,865,402 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Travelzoo (the “Company”) attracts a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile applications. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 7.5 million to 10.7 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.1 million followers on Facebook and Twitter. Our mobile applications have been downloaded 6.1 million times.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. The Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
More than 2,000 companies use our services, including Air France, Air New Zealand, Alaska Airlines, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, Hyatt Corporation, InterContinental Hotels Group, Lufthansa, Key Tours International, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts and United Airlines.
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

During the first quarter of 2017, the Company discontinued the operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See Note 11 to the accompanying consolidated financial statements
In April 2018, we entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. We invested $3.0 million in WeekenGO for a 25% ownership interest.

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2018, Asia Pacific operations were 7% of revenues, European operations were 32% of revenues and North American operations were 61% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 37th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2018, Azzurro is the Company's largest stockholder, holding approximately 50.5% of the Company's outstanding shares.
As of December 31, 2018, there were 11,961,553 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. We believe there is a sizable travel and entertainment industry in which we participate in that provides an opportunity to find high quality deals for our members and users. According to the World Trade & Tourism Council, global Travel & Tourism produced $8.3 trillion in value (10.4% of GDP) for the total global economy in 2017, and is expected to rise by 3.8% per year to $12.5 trillion (11.7% of GDP) in 2028. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Asia, Europe and North America to capture high quality deals for our members and users.
While our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to Zenith Media (Publicis Media), global advertising spending is expected to grow 3% in 2019 and reach a total spending of $598 billion by the end of 2019. Digital advertising is expected to grow 10% per year between 2017 and 2020. By 2020, digital advertising is forecast to account for 44% of global advertising spending. In addition, according to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2018, BIA/Kelsey forecasts total local advertising spending to reach $162 billion in 2019. Digital advertising spending continues to increase its share of total local advertising spending, growing from $32 billion in 2014 to $64 billion in 2019. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices.
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
Growth of Mobile Advertising. Mobile advertising extends our products and services by providing mobile-specific features to mobile device users. As advertisers continue to shift budgets to mobile advertising, we continue to focus on developing easy-to-use mobile applications to help advertisers extend their reach, help create revenue opportunities for our advertisers, and deliver relevant and useful ads to users on the go. We continue to invest in improving users' access to our services through such devices.

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
Our Products and Services
We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo website, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Local Deals and Getaway e-mail alert services. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. While our products provide advertising opportunities for travel, entertainment and local businesses, they also provide Internet users with a free source of information on current sales and specials from thousands of travel, entertainment and local businesses.
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
Travelzoo website
Website available in the U.S., Australia, Canada, China, France, Germany, Singapore, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 2,000 travel, entertainment and local businesses
		24/7	7.5 million to 10.7 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular e-mail newsletter listing 20 of the week's most outstanding deals	Weekly	28.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen from among thousands

Newsflash	Regionally-targeted e-mail alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	26.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted e-mail alert service with a single time-sensitive and newsworthy offer from local merchants such as spas and restaurants	Twice per week in active markets	152 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed

Travelzoo mobile applications	iPhone and Android applications that allow users to discover the best travel, entertainment and local deals.	On-demand	6.1 million downloads	Allows travel, entertainment and local deals advertisers to reach our audience that is on the go.	24/7 access to travel, entertainment and local deals for consumers that are on the go.

*
For the Travelzoo website, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2018.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including e-mail, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 2,000 companies. Our e-mail newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 7.5 million to 10.7 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.1 million followers on Facebook and Twitter. Our mobile applications have been downloaded 6.1 million times.
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

Benefits to Consumers
The Travelzoo website, Travelzoo Top 20 e-mail newsletter, Newsflash, Local Deals, Getaway, and the Travelzoo Network, provide consumers information on current offers at no cost to the consumer. Key features of our products include:

•
Aggregation of Offers from Many Companies. The Travelzoo website and our Travelzoo Top 20 e-mail newsletter aggregate information on current offers from more than 2,000 travel, entertainment and local businesses. This saves the consumer time when searching for travel, entertainment and local deals, sales and specials.

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

Advertisers
As of December 31, 2018, our advertiser base included more than 2,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air France	Hyatt Corporation
Air New Zealand	InterContinental Hotels Group
Alaska Airlines	Lion World Travel
British Airways	Lufthansa
Cathay Pacific Airways	Nexus Holidays
Ctrip	Princess Cruises
Emirates	Royal Caribbean
Etihad	Singapore Airlines
Fairmont Hotels and Resorts	Starwood Hotels & Resorts Worldwide
Hawaiian Airlines	Tourism Australia and Tourism Ireland
Hilton Hotels & Resorts	United Airlines
As discussed in Note 10 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2018, 2017 and 2016. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2018, 7% of our total revenues were generated from our Asia Pacific operations, 32% of our total revenues were generated from our European operations and 61% of our total revenues were generated from our North American operations. See Note 10 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2018, our advertising sales force and sales support staff consisted of 150 employees worldwide.
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
Competition
We compete for advertising dollars with large Internet portal sites such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local businesses. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, Priceline and TripAdvisor that also offer advertising placements, airline travel comparisons, hotel booking and capture consumer interest. We compete with companies like Groupon and Gilt City that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We expect to face increased competition from other Internet and technology-based businesses such as Google which has launched initiatives which are directly competitive to our Local Deals and Getaway products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price, performance and audience quality.
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
Privacy Concerns. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. The European Union has adopted a new data protection legal framework, effective in May 2018, which may result in a greater compliance burden for companies, including us, with users in Europe and increased costs of compliance. Additionally, the California Consumer Privacy Act was recently passed and creates new data privacy rights for users effective in 2020. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to penalties and negative publicity, require us to change our business practices, and increase our costs and adversely affect our business.
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
Employees
As of December 31, 2018, we had 422 employees in Asia Pacific, Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any or all of the risks listed below, as well as other variables affecting our operating results, in whole or in part, could materially and adversely affect our business or financial condition, which could cause the market price of our stock to decline or cause substantial volatility in our stock price, in which event the value of your common stock could decline. You should also keep these risk factors in mind when you read forward-looking statements.
Risks Related to Our Financial Condition and Business Model
We cannot assure you that we will be profitable.
In the years ended December 31, 2018, 2017 and 2016, we generated net income of $4.7 million, $3.5 million and $6.6 million, respectively. Although we were profitable in 2018, 2017 and 2016, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;

•	the magnitude and timing of marketing initiatives, including our acquisition of new members and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our planned growth;

•	our ability to encourage our existing members to engage with our website and email products and to convert them to revenue-generating users;

•	our ability to attract users to our websites, which may be adversely affected by the audience shift to mobile devices;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	volatility of our operating results in new markets.
We may significantly increase our operating expenses related to advertising campaigns, as well as our hotel booking platform or travel package products, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new members.
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
We have been in the process of expanding our hotel booking platform and investing in packaging technology which may result in an increase in costs to further develop our product offerings in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform or our expanded travel product offerings, such as package offers, are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform or our package offers are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to the hotel booking platform or to our other travel product offerings to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. Furthermore, hotels may offer products and services on more favorable terms to consumers who transact directly with them. In the past year, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. We can give no assurances that the hotel booking platform or investment in packaging technology and expansion of package offers will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.

Our Local Deals business may be adversely impacted by competition and decreased consumer demand for vouchers.
Our Local Deals and Getaway products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants.
For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. The rate at which our existing customers purchase vouchers has declined, and may continue to decline, given, among other things, increased competition in the marketplace and the decrease in demand of consumers for voucher deals. Historically, our customers often purchased a voucher when they received our emails, even though they may not have intended to use the voucher in the near term. The growth in recent periods of competition and the marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. This shift in purchasing behavior may adversely impact revenues. While we are continuing to evolve our strategy to address the changing market dynamics, we may not always be successful in doing so.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and Internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.
Trends in consumer adoption and use of mobile devices create new challenges.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on a desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We also rely on application marketplaces, or app stores, to drive downloads of our applications. In the future, marketplace operators may make changes to their marketplaces that make access to our products more difficult.
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
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our members. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies. We can also experience a decline in advertisers making offers in certain destinations due to natural disasters, such as hurricanes, earthquakes, fires, floods and volcanic activity. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our members or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaway or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers or merchants that are outside our control. For our Local Deals and Getaway merchants, since we are selling vouchers on behalf of the merchants directly to our members, we face exposures should merchants not fully honor the deals. As for our travel business, we are collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible to the consumer to provide the consumer the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. From time to time, advertisers risk the closure of their business if they fail to pay their suppliers and can face regulatory issues (including losing their travel licenses), which can result in the cancellation of travel services booked by consumers through the advertiser. Advertisers who fail to fulfill the travel services advertised in the promotions ran by Travelzoo can negatively impact the reputation of Travelzoo, and advertisers that fail to pay Travelzoo for the advertisements can also negatively impact revenue growth. Moreover, any shortcomings of one or more of our advertisers or merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.

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
For the year ended December 31, 2018, our cash and cash equivalents decreased by $4.5 million to $18.0 million, of which $12.9 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Note 4 and 5 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
We are vulnerable to coordinated attempts to overload our systems with data, which could result in denial or reduction of service to some or all of our users for a period of time. We have experienced denial of service attacks in the past and may experience such attempts in the future. Any such event could reduce our revenue and harm our operating results and financial condition. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events. In addition, such incidents may also result in a decline in our active user base or engagement levels.
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
Our revenues in Asia increased 5% in 2018 compared to 2017, and our operations in Asia generated an operating loss before tax of $6.3 million and $6.0 million in 2018 and 2017, respectively. Our revenues in Europe increased 7% in 2018 compared to 2017, and our operations in Europe generated an operating income before tax of $5.0 million and $2.3 million in 2018 and 2017, respectively.
In our effort to expand our business internationally we may continue to invest in marketing as well as additional employees to support the business expansion, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit, which is the case for the Asia Pacific business. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. In addition to uncertainty about our ability to generate net income from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•
uncertainties and instability in economic and market conditions, such as those caused by the United Kingdom's withdrawal from the European Union, the slowing of growth in markets such as China and Brazil, and unrest in the Middle East;

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
We spent $6.8 million, $6.8 million and $8.0 million on online marketing initiatives relating to member acquisition for the years ended December 31, 2018, 2017 and 2016, respectively, and expect to continue to spend significant amounts to acquire additional members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members throughout the travel planning, booking and trip-taking phases. We must continue to retain and acquire members and ensure that our members are engaged and converted into revenue-generating users in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like Middle East conflicts, terrorist attacks, mass shooting incidents and natural disasters, such as hurricanes, earthquakes, fires, floods and volcanic activity, have a negative impact on the travel industry and affect travelers' behavior. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks and natural disasters, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on the travel industry. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
In addition, the United Kingdom’s withdrawal the European Union could continue to lead to economic uncertainty and have a negative impact on the travel industry and our European business. The United Kingdom could lose access to the single European Union market, travel between the United Kingdom and European Union countries could be restricted, and we could face new regulatory costs and challenges, the scope of which are presently unknown.
We may not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We also launched a new and simpler design for our website and are investing in packaging technology in both Europe and the United States to expand our products to include package offers. We cannot guarantee that the expanded product offerings will be embraced by our members. It may take us longer than expected to fully realize the anticipated benefits of the expanded product offerings, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. While we are striving to improve functionality, usability and design in our products, the recent enhancements on web and mobile and investment in packaging technology may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues, an increase in costs, and a negative impact on our business.
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
We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching flight and hotel search products. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product (“Google Flights”) and a hotel metasearch product (“Hotel Ads”) that are growing, as well as its “Book on Google” reservation functionality. We compete with travel metasearch engines like Kayak.com and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia and Booking Holdings that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we now compete or may compete in the future with large online travel service providers, like Ctrip and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have recently announced acquisitions to further consolidate the online travel industry. For example, Ctrip acquired Skyscanner and Priceline (now Booking Holdings) acquired Momondo. Expedia owns Travelocity, Orbitz, Hotels.com, Hotwire, Trivago, and HomeAway, among others. Booking Holdings owns Booking.com, Priceline.com, Agoda.com, Kayak.com, Cheapflights, Rentalcars.com, Momondo, and OpenTable, among others. The continued consolidation of the global travel market may impact our ability to compete in certain areas.
There has also been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete with our hotel booking platform and hotel offers. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. If any of these services are successful in attracting consumers who would otherwise use our services, our customer acquisition costs, including our brand and performance marketing expenses, could increase and our business and results of operations would be harmed.
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
We may not be able to access third-party technology upon which we depend.
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
We also rely on certain third-party computer systems and third party service providers, including Global Distribution Systems and computerized central reservation systems, in connection with providing certain of our hotel booking services. Any interruption in these third-party services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions.
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

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture.

•	Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful.

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business.

•	Inability to sell disposed assets.

•	Impairment of investments, goodwill and other assets acquired or divested.

•	In the case of equity investments, the need to obtain financial and other information regarding the investee in order to properly account and report for the investment on an on-going basis.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended February 21, 2019, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.18 to $20.60. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of December 31, 2018, Azzurro is the Company's largest stockholder, holding approximately 50.5% of the Company's outstanding shares.

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
In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. For example, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. Outside parties may also attempt to takeover customer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to customer accounts on our websites. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, such as Target, Home Depot, Zappos, LinkedIn and Sony, have experienced high-profile security breaches that exposed their customers' personal information and it is expected that these types of events will continue to occur. A security breach at any travel service provider, hotel, payment processor, GDS or other third-party travel supplier, such as the security breach experienced by Sabre, could result in negative publicity and exposure, as well as damage to the reputations of the hotels impacted by the incident.
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
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and is designed to harmonize and enhance data privacy laws across Europe. The GDPR imposes requirements that are inconsistent with other laws currently in effect, yet regulators may claim that both apply. In the United Kingdom, a Data Protection Bill went into effect in May 2018, which substantially implements the GDPR in the United Kingdom. Additionally, the California Consumer Privacy Act was also recently passed and creates new data privacy rights for users effective in 2020. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States.  Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require additional changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The accompanying consolidated financial statements include a charge for payments under this voluntary program in general and administrative expenses of $1,000 and $2,000 for the years ended December 31, 2017 and 2016, respectively. The Company did not make any payment under this voluntary program in 2018.
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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaway programs, would only be subject to registration if the vouchers exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in monetary liability and resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure.
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

	High	Low
2018:
Fourth Quarter	$12.16	$7.43
Third Quarter	$20.60	$10.95
Second Quarter	$18.30	$6.70
First Quarter	$7.35	$6.00
2017:
Fourth Quarter	$9.00	$5.95
Third Quarter	$11.20	$7.75
Second Quarter	$10.95	$8.90
First Quarter	$10.35	$8.35
On February 21, 2019, the last reported sales price of our common stock on the NASDAQ Global Select Market was $14.26 per share.
As of February 21, 2019, there were approximately 197 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2018.
Repurchases of Equity Securities
We repurchased 283,000 shares of our equity securities during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2018 - October 31, 2018	133,344	$7.78	133,344	149,268
November 1, 2018 - November 30, 2018	149,268	$9.26	149,268	—
December 1, 2018 - December 31, 2018	—	$—	—	—
	282,612		282,612

(1) In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2018, the Company repurchased 500,000 shares of common stock for $5.3 million. During the three months ended December 31, 2018, the Company repurchased 283,000 shares of common stock. In February 2019, the Company entered into a Stock Repurchase Agreement with Azzurro Capital Inc. (“Azzurro”), a majority shareholder of the Company and repurchased an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million.

Performance Graph

The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017, and December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Travelzoo	$100	$59	$39	$44	$30	$46
NASDAQ Market Index	$100	$113	$120	$129	$166	$159
Russell 2000 Index	$100	$104	$98	$117	$132	$116

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below for the years ended December 31, 2015 and 2014 represent unaudited consolidated financial statements presented on a basis consistent with those for years ended December 31, 2015 and 2014. The financial results for Travelzoo have been retrospectively adjusted to include the financial results of Asia Pacific in the current and prior periods as though the transaction occurred at the beginning of each period presented. See Note 12 to the accompanying consolidated financial statements for further information related to the acquisition of the Travelzoo Asia Pacific business. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Revenues	$111,322	$106,524	$114,263	$123,961	$134,243
Income from operations	8,238	4,545	10,186	3,820	13,798
Income from continuing operations, net of taxes	4,661	1,592	6,007	8,523	10,323
Income from discontinued operations, net of taxes	—	1,938	624	2,341	2,739
Net income	$4,661	$3,530	$6,631	$10,864	$13,062
Income per share—basic:
Continuing operations	$0.38	$0.12	$0.43	$0.58	$0.70
Discontinued operations	—	0.15	0.04	0.16	0.18
Net income per share	$0.38	$0.27	$0.47	$0.74	$0.88
Income per share—diluted:
Continuing operations	$0.37	$0.12	$0.43	$0.58	$0.70
Discontinued operations	—	0.15	0.04	0.16	0.18
Net income (loss) per share	$0.37	$0.27	$0.47	$0.74	$0.88
Shares used in per share calculation from continuing operations—basic	12,323	12,882	13,997	14,722	14,768
Shares used in per share calculation from discontinued operations—basic	12,323	12,882	13,997	14,722	14,768
Shares used in per share calculation from continuing operations—diluted	12,510	12,894	13,997	14,722	14,809
Shares used in per share calculation from discontinuing operations—diluted	12,510	12,894	13,997	14,722	14,809

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cash and cash equivalents	$18,017	$22,553	$26,838	$35,128	$55,417
Working capital	$6,356	$7,646	$14,643	$16,046	$36,259
Total assets	$43,424	$45,672	$53,530	$68,579	$93,307
Stockholders' equity	$14,059	$13,078	$18,064	$21,387	$35,827

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
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. The Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
More than 2,000 companies use our services, including Air France, Air New Zealand, Alaska Airlines, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, Hyatt Corporation, InterContinental Hotels Group, Lion World Travel, Lufthansa, Nexus Holidays, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts, Tourism Australia, Tourism Ireland, and United Airlines.
During the first quarter of 2017, the Company discontinued the operations of its SuperSearch and Fly.com products to focus on its global Travelzoo® brand and reflected the revenues and expenses for these products as discontinued operations, net of taxes, for the current and prior periods presented. See "Note 11: Discontinued Operations" to the accompanying consolidated financial statement for further information.
In April 2018, we entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. We invested $3.0 million in WeekenGO for a 25% ownership interest. See "Note 1: Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for further information.
We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2018, Asia Pacific operations were 7% of revenues, European operations were 32% of revenues and North American operations were 61% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
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
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, the Travelzoo website, Newsflash, Travelzoo Network as well as Getaway vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
Our Local category of revenue includes the publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of vouchers or items sold or a fee for clicks delivered to the advertisers. We recognize revenue upon the sale of the vouchers, when we receive notification of the direct bookings or upon delivery of the clicks. The Company earns a fee for acting as an agent in these transactions, which is recorded on a net basis and is included in revenue upon completion of the voucher sale. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue based upon estimates at the time of sale.
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
We believe that we can increase our advertising rates only if the reach of our publications increases. We do not know if we will be able to increase the reach of our publications. If we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions such as intense competition in our industry. We have not had any significant rate increase in recent years due to intense competition in our industry. Even if we increase our rates, the increased price may reduce the number of advertisers willing to advertise with us and, therefore, decrease our revenue. We may need to decrease our rates based on competitive market conditions and the performance of our audience in order to maintain or grow our revenue.
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may increase if the face value of vouchers that we sell for Local Deals and Getaway increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, due to customer service costs related to vouchers sold and due to refunds to members on vouchers sold. Our cost of revenues is also expected to increase due to our effort to develop our hotel booking platform. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	11.0	12.1	12.1
Gross profit	89.0	87.9	87.9
Operating expenses:
Sales and marketing	52.6	53.8	51.1
Product development	8.1	8.6	8.0
General and administrative	20.9	21.2	19.9
Total operating expenses	81.6	83.6	79.0
Income from continuing operations	7.4	4.3	8.9
Other income (loss), net	—	0.1	(0.1)
Income from continuing operations before income taxes	7.4	4.4	8.8
Income tax expense	3.2	2.9	3.5
Income from continuing operations	4.2	1.5	5.3
Income from discontinued operations, net of income taxes	—	1.8	0.5
Net income	4.2%	3.3%	5.8%

Operating Metrics
The following table sets forth operating metrics in Asia Pacific, Europe and North America:

	Years Ended December 31,
	2018	2017	2016
Asia Pacific
Total members (1)	3,629,000	3,621,600	3,598,000
Average cost per acquisition of a new member	$0.38	$3.08	$3.28
Revenue per member (2)	$2.17	$2.09	$2.78
Revenue per employee (3)	$92	$86	$108
Mobile application downloads	774,000	728,300	662,000
Social media followers	598,000	559,000	531,000
Europe
Total members (1)	8,762,000	8,523,300	8,153,000
Average cost per acquisition of a new member	$2.59	$2.89	$2.85
Revenue per member (2)	$4.24	$4.13	$4.69
Revenue per employee (3)	$244	$222	$249
Mobile application downloads	1,853,000	1,738,481	1,595,000
Social media followers	885,000	791,000	637,000
North America
Total members (1)	17,469,000	17,375,600	17,223,000
Average cost per acquisition of a new member	$2.10	$1.87	$2.15
Revenue per member (2)	$3.87	$3.79	$3.94
Revenue per employee (3)	$356	$322	$332
Mobile application downloads	3,430,000	3,015,700	3,049,000
Social media followers	3,138,000	2,866,000	2,507,000
Consolidated
Total members (1)	29,732,000	29,388,200	28,838,000
Average cost per acquisition of a new member	$2.16	$2.34	$2.51
Revenue per member (2)	$3.79	$3.69	$4.02
Revenue per employee (3)	$264	$241	$258
Mobile application downloads	6,057,000	5,482,481	5,306,000
Social media followers	4,621,000	4,216,000	3,675,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annual revenue divided by number of members at the beginning of the year.

(3)	Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2018		2017	2016
Asia Pacific
Travel	$7,351		$6,992	$8,845
Local	508		527	853
Total Asia Pacific revenues	$7,859		$7,519	$9,698
Europe
Travel	$30,856		$29,180	$31,087
Local	5,293		4,501	5,820
Total Europe revenues	$36,149		$33,681	$36,907
North America
Travel	$56,145		$53,880	$54,248
Local	11,169		11,444	13,410
Total North America revenues	$67,314		$65,324	$67,658
Consolidated
Travel	$94,352		$90,052	$94,180
Local	16,970		16,472	20,083
Total revenues	$111,322	—	$106,524	$114,263
Asia Pacific
Asia Pacific revenues increased $340,000 or 5% in 2018 compared to 2017. This increase was primarily due to the increase in Travel revenues, the decrease in Local revenues and a $24,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenues of $371,000 was primarily due to a $750,000 increase of advertisements placements on our website, offset partially by a $316,000 decrease of number of e-mails sent. The decrease in Local revenues of $7,000 was primarily due to the decreased number of Local Deals vouchers sold.
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
Europe
Europe revenues increased $2.5 million or 7% in 2018 compared to 2017. This increase was primarily due to the increase in Travel revenues, the increase in Local revenues and a $1.5 million positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $345,000 was primarily due to the increased placements of advertisements on our website. The increase in Local revenues of $657,000 was primarily due to the increased number of Local Deals vouchers sold.
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

North America
North America revenues increased $2.0 million or 3% in 2018 compared to 2017. This increase was primarily due to the increase in Travel revenues offset slightly by the decrease in Local revenue. The increase in Travel revenue of $2.3 million was primarily due to the increased number of emails sent. The decrease in Local revenues of $275,000 was primarily due to the decreased number of Local Deals vouchers sold.
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
For 2018, 2017 and 2016, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $12.3 million, $12.9 million and $13.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cost of revenue decreased $641,000 in 2018 compared to 2017. This decrease was primarily due to a $603,000 decrease in payments made to third-party partners of the Travelzoo Network.
Cost of revenue decreased $946,000 in 2017 compared to 2016. This decrease was primarily due to a $837,000 decrease in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $58.5 million, $57.3 million and $58.4 million for 2018, 2017 and 2016, respectively. Advertising expenses accounted for 14%, 15% and 18%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites and increase brand awareness.
Sales and marketing expenses increased $1.2 million in 2018 compared to 2017. The increase was primarily due to a $1.2 million increase in trade, commerce and brand marketing expenses and a $688,000 increase in salary, employee and contractor related expenses offset partially by a $659,000 decrease in member acquisition costs.
Sales and marketing expenses decreased $1.1 million in 2017 compared to 2016. The decrease was primarily due to a $1.2 million decrease in member acquisition costs and a $415,000 decrease in salary and employee related expenses, offset partially by a $301,000 increase in facility costs and $285,000 increase in marketing costs.
Product Development
Product development expenses consist primarily of salary and related expenses for software development staff, fees for professional services, software maintenance and amortization and facilities costs. Product development expenses were $9.0 million, $9.2 million and $9.1 million for 2018, 2017 and 2016, respectively.
Product development expenses decreased $231,000 in 2018 compared to 2017. The decrease was primarily due to $204,000 decrease in salary and employee related expenses.
Product development expenses decreased $128,000 in 2017 compared to 2016. The increase was primarily due to an increase in professional services related in part to our continuous enhancement to our website.

General and Administrative
General and administrative expenses consist primarily of salary and related expenses for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $23.3 million, $22.6 million and $22.7 million for 2018, 2017 and 2016, respectively.
General and administrative expenses increased $746,000 in 2018 compared to 2017 primarily due to increase in salary and employee related expenses.
General and administrative expenses decreased $139,000 in 2017 compared to 2016. The decrease was primarily due to a $548,000 decrease in professional services expenses related to various outside services, offset partially by a $435,000 increase in salary and employee related expenses.
Other Income (loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was $48,000, $173,000 and ($187,000) for 2018, 2017 and 2016, respectively. Other income decreased $125,000 from 2017 to 2018 primarily due to our share of investment losses and amortization of basis differences from WeekenGO in 2018. Other income (loss) increased $360,000 from 2016 to 2017 primarily due to foreign exchange transaction gains in 2017.
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
During the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Act. We did not recognize any additional discrete net tax expense in addition to the provisional amounts recorded at December 31, 2017 for the enactment-date effects of the Tax Act, for a total of $508,000 of discrete net tax expense.
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $3.6 million, $3.1 million and $4.0 million for 2018, 2017 and 2016, respectively. Our effective tax rate was 44%, 66%, and 40% for 2018, 2017 and 2016, respectively.
Our effective tax rate decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the change in the federal statutory tax rate from 35% to 21% in 2018 and the one-time charge related to the remeasurement of deferred tax assets at the end of 2017. Our effective tax rate increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to unfavorable change in our geographic mix of our worldwide taxable income including foreign net operating losses from Asia Pacific that are not benefited. In addition, the effective tax rate decreased by $907,000 due primarily to the recognition of certain previously unrecognized tax benefits related to uncertain tax positions as a result of the settlement of certain tax examinations offset by the provisional estimated net tax expense of $508,000 resulting from our initial analysis of the impact of the U.S. tax reform passed in December 2017. See Note 5 to the accompanying consolidated financial statements for more information on our effective tax rate.

Segment Information
Asia Pacific

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues	$7,859	$7,519	$9,698
(Loss) from operations	$(6,322)	$(5,967)	$(3,890)
(Loss) from operations as a % of revenues	(80)%	(79)%	(40)%
Asia Pacific net revenues increased $340,000 in 2018 compared to 2017 (see “Revenues” above). Asia Pacific expenses increased $695,000 from 2017 to 2018. This increase was primarily due to a $458,000 increase of salary expense and a $246,000 increase in member management and maintenance costs.
Asia Pacific net revenues decreased $2.2 million in 2017 compared to 2016 (see “Revenues” above). Asia Pacific expenses decreased $102,000 from 2016 to 2017. This decrease was primarily due to a $470,000 decrease in member acquisition costs, offset partially by a $188,000 increase of salary expense and a $130,000 increase in rent expense.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $127,000 and $35,000 for fiscal years 2018 and 2017, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $191,000 for fiscal year 2016.
Europe

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues	$36,149	$33,681	$36,907
Income from operations	$4,973	$2,290	$5,604
Income from operations as a % of revenues	14%	7%	15%

Europe net revenues increased $2.5 million in 2018 compared to 2017 (see “Revenues” above). Europe expenses decreased $215,000 from 2017 to 2018 primarily due to the decrease in depreciation expense.
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
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $181,000, $116,000 and $633,000 for 2018, 2017 and 2016, respectively.
North America

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues	$67,314	$65,324	$67,658
Income from operations	$9,587	$8,222	$8,472
Income from operations as a % of revenues	14%	13%	13%

North America net revenues increased $2.0 million in 2018 compared to 2017 (see “Revenues” above). North America expenses increased $625,000 from 2017 to 2018 primarily due to the increase in trade, commerce and brand marketing expenses.
North America net revenues decreased $2.3 million in 2017 compared to 2016 (see “Revenues” above). North America expenses decreased $2.1 million from 2016 to 2017. This decrease was primarily due to a $1.0 million decrease in professional services expenses, a $786,000 decrease in member acquisition costs and a $637,000 decrease in payments made to third-party partners of the Travelzoo Network, offset partially by a $557,000 increase in customer refund in Local Deals and Getaway products.
Liquidity and Capital Resources
As of December 31, 2018, we had $18.0 million in cash and cash equivalents, of which $12.9 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $22.6 million as of December 31, 2017 primarily as a result of cash used for repurchases of our common stock and our equity investment in WeekenGO. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$5,317	$2,076	$8,722
Net cash provided by (used in) investing activities	(3,685)	2,152	(909)
Net cash used in financing activities	(5,292)	(9,712)	(15,262)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(880)	1,249	(876)
Net decrease in cash, cash equivalents and restricted cash	$(4,540)	$(4,235)	$(8,325)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $5.3 million for 2018, which consisted of a net income of $4.7 million, adjustments for non-cash items of $2.5 million, offset partially a $1.9 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of a $1.8 million of depreciation and amortization expense on property and equipment and a $915,000 of stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities primarily consisted of a $1.5 million increase in accounts receivable.
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
Cash paid for income tax net of refunds received in 2018, 2017 and 2016 was $4.3 million, $6.2 million and $3.3 million, respectively.
Net cash used in investing activities for 2018 was $3.7 million. The cash used in investing activities in 2018 was primarily due to $3.1 million investment in WeekenGO and $752,000 in purchases of property and equipment, offset partially by $150,000 proceeds from sale of property and equipment. Net cash provided by investing activities for 2017 was $2.2 million. The cash provided by investing activities in 2017 was primarily due to $2.9 million proceeds from sale the Fly.com domain name, offset partially by $738,000 in purchases of property and equipment. Net cash used in investing activities for 2016 was $909,000 for purchases of property and equipment.
Net cash used in financing activities for 2018, 2017 and 2016 was $5.3 million, $9.7 million and $15.3 million, respectively. Net cash used in financing activities for the year ended December 31, 2018 and 2017 was primarily due to $5.3 million and $9.7 million cash used in repurchases of our common stock, respectively. Net cash used in financing activities for the year ended December 31, 2016 was primarily due to $5.7 million payment of related party loan and $9.7 million cash used in repurchases of our common stock.
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
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of our Travelzoo brands. Since the inception of the voluntary program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this voluntary program are expected to decrease, the total cost of this program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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
The following summarizes our principal contractual commitments as of December 31, 2018 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2019	$5,492	$(339)	$5,153	$387	$5,540
2020	4,081	(344)	3,737	84	3,821
2021	3,195	(351)	2,844	—	2,844
2022	2,365	(357)	2,008	—	2,008
2023	2,066	(271)	1,795	—	1,795
Thereafter	1,187	—	1,187	—	1,187
Total	$18,386	$(1,662)	$16,724	$471	$17,195

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $425,000 as of December 31, 2018. See Note 5 to the accompanying consolidated financial statements for further information.
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
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sales of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings. The Company's disaggregated revenues are included in "Note 10: Segment Reporting and Significant Customer Information".
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2018, 2017 and 2016, our effective tax rates were 44%, 66%, and 40%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 5 to the accompanying consolidated financial statements for further information.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We have performed a sensitivity analysis as of December 31, 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $1,000 foreign exchange gain for the year ended December 31, 2018.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Travelzoo

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Travelzoo and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 8, 2019

We have served as the Company’s auditor since 2016.

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,017	$22,553
Accounts receivable, less allowance for doubtful accounts of $692 and $315 as of December 31, 2018 and 2017, respectively	12,646	11,769
Income tax receivable	389	517
Deposits	167	259
Prepaid expenses and other	1,947	2,141
Total current assets	33,166	37,239
Deposits and other	685	548
Deferred tax assets	1,645	1,516
Restricted cash	1,444	1,448
Property and equipment, net	3,790	4,921
Investment in WeekenGO	2,694	—
Total assets	$43,424	$45,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,129	$19,105
Accrued expenses and other	7,853	8,702
Deferred revenue	1,339	825
Income tax payable	489	961
Total current liabilities	26,810	29,593
Long-term tax liabilities	418	373
Long-term deferred rent and other	2,137	2,628
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (40,000 shares authorized; 11,962 shares issued and outstanding as of December 31, 2018 and 12,462 shares issued and outstanding as of December 31, 2017)	120	125
Additional paid-in capital	—	—
Retained earnings	18,153	16,550
Accumulated other comprehensive loss	(4,214)	(3,597)
Total stockholders’ equity	14,059	13,078
Total liabilities and stockholders’ equity	$43,424	$45,672

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$111,322	$106,524	$114,263
Cost of revenues	12,268	12,909	13,855
Gross profit	99,054	93,615	100,408
Operating expenses:
Sales and marketing	58,519	57,288	58,429
Product development	8,993	9,224	9,096
General and administrative	23,304	22,558	22,697
Total operating expenses	90,816	89,070	90,222
Income from continuing operations	8,238	4,545	10,186
Other income (loss), net	48	173	(187)
Income from continuing operations before income taxes	8,286	4,718	9,999
Income tax expense	3,625	3,126	3,992
Income from continuing operations	$4,661	$1,592	$6,007
Income from discontinued operations, net of income taxes	—	1,938	624
Net income	$4,661	$3,530	$6,631

Income per share—basic:
Continuing operations	$0.38	$0.12	$0.43
Discontinued operations	—	0.15	0.04
Net income per share—basic	$0.38	$0.27	$0.47

Income per share—diluted:
Continuing operations	$0.37	$0.12	$0.43
Discontinued operations	—	0.15	0.04
Net income per share—diluted	$0.37	$0.27	$0.47

Shares used in computing basic net income per share	12,323	12,882	13,997
Shares used in computing diluted net income per share	12,510	12,894	13,997

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$4,661	$3,530	$6,631
Other comprehensive income (loss):
Foreign currency translation adjustment	(617)	190	121
Total comprehensive income	$4,044	$3,720	$6,752

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2016	14,518	$150	$—	$7,759	$17,386	$(3,908)	$21,387
Stock-based compensation expense	—	—	—	933	—	—	933
Repurchase and retirement of common stock	(1,056)	(15)	—	(7,189)	(2,301)	—	(9,505)
Tax benefit shortfall from forfeiture/cancellation of stock options	—	—	—	(1,503)	—	—	(1,503)
Foreign currency translation adjustment	—	—	—	—	—	121	121
Net income	—	—	—	—	6,631	—	6,631
Balances, December 31, 2016	13,462	135	—	—	21,716	(3,787)	18,064
Stock-based compensation expense	—	—	—	1,006	—	—	1,006
Repurchase and retirement of common stock	(1,000)	(10)	—	(1,006)	(8,696)	—	(9,712)
Foreign currency translation adjustment	—	—	—	—	—	190	190
Net income	—	—	—	—	3,530	—	3,530
Balances, December 31, 2017	12,462	125	—	—	16,550	(3,597)	13,078
Stock-based compensation expense	—	—	—	915	—	—	915
Repurchase and retirement of common stock	(500)	(5)	—	(915)	(4,372)	—	(5,292)
Foreign currency translation adjustment	—	—	—	—	—	(617)	(617)
Net income	—	—	—	—	4,661	—	4,661
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	—	1,314	—	1,314
Balances, December 31, 2018	11,962	$120	$—	$—	$18,153	$(4,214)	$14,059

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$4,661	$3,530	$6,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828	2,075	2,530
Discontinued operations gain on sale of Fly.com domain name	—	(2,890)	—
Stock-based compensation	915	1,006	933
Deferred income tax	(336)	309	(199)
Loss on equity investment in WeekenGO	218	—	—
Net foreign currency effect	42	(354)	(315)
Other	(119)	118	100
Changes in operating assets and liabilities:
Accounts receivable	(1,519)	3,065	1,313
Income tax receivable	129	28	816
Prepaid expenses and other	104	(487)	957
Accounts payable	(25)	(1,588)	(2,463)
Accrued expenses and other	—	(475)	(1,747)
Income tax payable	(392)	261	287
Other non-current liabilities	(189)	(2,522)	(121)
Net cash provided by operating activities	5,317	2,076	8,722
Cash flows from investing activities:
Purchases of property and equipment	(752)	(738)	(909)
Proceeds from sale of Fly.com domain name	—	2,890	—
Proceeds from sale of property and equipment	150
Investment in WeekenGO	(3,083)	—	—
Net cash provided by (used in) investing activities	(3,685)	2,152	(909)
Cash flows from financing activities:
Acquisition of the Asia Pacific business	—	—	58
Payment of loan to related party	—	—	(5,658)
Repurchase of common stock	(5,292)	(9,712)	(9,662)
Net cash used in financing activities	(5,292)	(9,712)	(15,262)
Effect of exchange rate changes on cash and cash equivalents	(880)	1,249	(876)
Net decrease in cash, cash equivalents and restricted cash	(4,540)	(4,235)	(8,325)
Cash, cash equivalents and restricted cash at beginning of year	24,001	28,236	36,561
Cash, cash equivalents and restricted cash at end of year	$19,461	$24,001	$28,236
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,276	$6,201	$3,309
Cash paid for interest	$—	$—	$88
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
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. The Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2018, Azzurro is the Company's largest stockholder, holding approximately 50.5% of the Company's outstanding shares.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, income taxes, stock-based compensation, loss contingencies, and useful lives of property, plant and equipment. Actual results could differ materially from those estimates.
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. The Company invested $3.0 million in WeekenGO for a 25% ownership interest. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to net tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.  The Company recorded $218,000 for its share of WeekenGO losses and amortization of basis differences in 2018. This equity investment is reported as a long-term investment on the Company's consolidated balance sheet.
WeekenGO signed a $2.1 million insertion order for advertising with the Company in 2018. The Company’s advertising revenues from WeekenGO in the year ended December 31, 2018 were $319,000.
(b) Revenue Recognition
The Company recognizes revenues when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sales of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings. The Company's disaggregated revenues are included in "Note 10: Segment Reporting and Significant Customer Information".

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
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $8.5 million, $8.6 million and $10.4 million for years ended December 31, 2018, 2017 and 2016, respectively.
(f) Operating Leases
The Company leases facilities and equipment under various operating leases. These lease agreements generally include rent holidays, rent escalation clauses and renewal periods at the Company's option. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date it takes possession of the leased facilities and equipment. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.
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
(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gain of $135,000 and $158,000 for 2018 and 2017, respectively, and total foreign currency transaction net losses of $211,000 for 2016, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
(j) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes in equity that are excluded from net income. For the Company, other comprehensive income (loss) includes foreign currency translation adjustments. Total comprehensive income (loss) for all periods presented has been disclosed in the consolidated statements of comprehensive loss.
(k) Certain Risks and Uncertainties
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2018 and 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
(n) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during years ended December 31, 2018, 2017 and 2016.

(o) Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ASU 2016-02, "Leases," codified in Accounting Standard Codification 842 ("ASC 842"), which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2019. For operating leases with terms longer than 12 months, the Company will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." ASU No. 2018-10 made improvements to many aspects of the guidance in ASC 842. ASU 2018-11 made transition requirements less burdensome and provided lessors with a practical expedient for separating non-lease components from lease components. Entities may elect not to recast the comparative periods presented when transitioning to ASC 842. ASU No. 2018-10 has the same effective date and transition requirements as ASC 842. ASU No. 2018-11 has the same effective date as ASC 842 for companies that have not early adopted ASC 842. For companies that have early adopted ASC 842, it is effective upon issuance, but can only be adopted by companies either at the beginning of the company’s first reporting period after issuance or the company’s mandatory ASC 842 effective date. The Company expects to elect the transition package expedients and the optional transition method for adoption. The Company is still in the process of finalizing its evaluation of the effect of ASC 842 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.
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
(p) Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which addresses eight classification issues related to the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash," which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The Company adopted ASU 2016-15 and ASU 2016-18 using a retrospective transition method effective January 1, 2018 and applied to the periods presented on the consolidated statements of cash flows.
Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable deposits and funds held in escrow.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows:

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$18,017	$22,553
Restricted cash	1,444	1,448
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flow	$19,461	$24,001
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
The changes in revenue recognition policies under the new revenue guidance were primarily the change described above for unredeemed vouchers as well as recognizing cancelable hotel platform commissions over the period of the hotel stay versus previously upon checkout; the impact of these changes to the Company's consolidated financial statements was not material for the year ended December 31, 2018.
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At January 1, 2018, $825,000 was recorded as deferred revenue. For the year ended December 31, 2018, the Company recognized revenue of $693,000 of the January 1, 2018 deferred revenue balance. At December 31, 2018, the deferred revenue balance was $1.3 million.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income from continuing operations	$4,661	$1,592	$6,007
Income from discontinued operations, net of income taxes	—	1,938	624
Net income	$4,661	$3,530	$6,631
Denominator:
Weighted average common shares—basic	12,323	12,882	13,997
Effect of dilutive securities: stock options	187	12	—
Weighted average common shares—diluted	12,510	12,894	13,997
Income per share—basic:
Continuing operations	$0.38	$0.12	$0.43
Discontinued operations	—	0.15	0.04
Net income per share—basic	$0.38	$0.27	$0.47
Income per share—diluted:
Continuing operations	$0.37	$0.12	$0.43
Discontinued operations	—	0.15	0.04
Net income per share—diluted	$0.37	$0.27	$0.47
For the years ended December 31, 2018, 2017 and 2016, options to purchase 200,000, 550,000 and 600,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$1,780	$1,859
Other current assets	167	282
Total prepaid expenses and other	$1,947	$2,141
Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Computer hardware and software	$3,353	$3,337
Office equipment and office furniture	7,814	8,002
Capitalized internal-use software and website development	4,383	4,383
Leasehold improvements	6,140	6,629
	21,690	22,351
Less accumulated depreciation and amortization	(17,900)	(17,430)
Total	$3,790	$4,921
Depreciation expense was $1.6 million, $1.8 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization of capitalized internal-use software and website development costs was $247,000, $321,000 and $460,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2016	$384	$530
Additions — charged to costs and expenses, or contra revenue, net	107	507
Deductions — recoveries of amounts previously charged-off	(89)	—
Deductions — write-offs	(107)	(563)
Balance at December 31, 2016	295	474
Additions — charged to costs and expenses, or contra revenue, net	158	942
Deductions — recoveries of amounts previously charged-off	(125)	—
Deductions — write-offs	(13)	(886)
Balance at December 31, 2017	315	530
Additions — charged to costs and expenses, or contra revenue, net	482	688
Deductions — recoveries of amounts previously charged-off	(104)	—
Deductions — write-offs	(1)	(839)
Balance at December 31, 2018	$692	$379

Local Deals and Getaway merchant payable included in accounts payable was $11.8 million and $14.6 million, as of December 31, 2018 and 2017, respectively.
Accrued expenses and other consist of the following (in thousands):

	December 31,
	2018	2017
Accrued advertising expense	$1,875	$1,727
Accrued compensation expense	2,813	3,540
Reserve for member refunds	382	539
Other accrued expenses	2,266	2,396
Deferred rent	517	500
Total accrued expenses and other	$7,853	$8,702

At December 31, 2018 and 2017, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.

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

During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments under this voluntary program for the year ended December 31, 2018. The accompanying consolidated financial statements include charges in general and administrative expenses of $1,000 and $2,000 for the years ended December 31, 2017 and 2016, respectively, for payments made under this voluntary program.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, the U.K., and the U.S. under operating leases which expire between March 2019 and November 2024. Rent expense was $5.8 million, $5.8 million and $5.3 million for years ended December 31, 2018, 2017 and 2016, respectively. Some of these lease agreements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis. The Company’s rental income from sublease was approximately $123,000 for the year ended December 31, 2018.
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
The following table summarizes the Company's principal contractual commitments as of December 31, 2018 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2019	$5,492	$(339)	$5,153	$387	$5,540
2020	4,081	(344)	3,737	84	3,821
2021	3,195	(351)	2,844	—	2,844
2022	2,365	(357)	2,008	—	2,008
2023	2,066	(271)	1,795	—	1,795
Thereafter	1,187	—	1,187	—	1,187
Total	$18,386	$(1,662)	$16,724	$471	$17,195
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
During the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Act.  We did not recognize any additional discrete net tax expense in addition to the provisional amounts recorded at December 31, 2017 for the enactment-date effects of the Tax Act, for a total of $508,000 of discrete net tax expense.
As of December 31, 2018, the Company is permanently reinvested in certain Non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $498,000 at December 31, 2018.
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$8,677	$6,953	$7,525
Foreign	(391)	(2,235)	2,474
	$8,286	$4,718	$9,999

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2018
Federal	$1,938	$(260)	$1,678
State	650	22	672
Foreign	1,461	(186)	1,275
	$4,049	$(424)	$3,625
Year Ended December 31, 2017
Federal	$1,988	$24	$2,012
State	198	(64)	134
Foreign	905	75	980
	$3,091	$35	$3,126
Year Ended December 31, 2016
Federal	$2,403	$(123)	$2,280
State	395	23	418
Foreign	1,391	(97)	1,294
	$4,189	$(197)	$3,992

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal tax at statutory rates	$1,738	$1,651	$3,500
State taxes, net of federal income tax benefit	586	113	276
Change of valuation allowance	1,565	1,577	895
Uncertain tax positions	(177)	(907)	(132)
Foreign income taxed at different rates	(273)	72	(509)
U.S. tax reform (the Tax Act)	—	681	—
Tax on undistributed earnings	—	(173)	—
Non-deductible expenses and other	186	112	(38)
Total income tax expense	$3,625	$3,126	$3,992
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$9,805	$9,250
State income taxes	82	65
Accruals and allowances	292	287
Stock based compensation	910	744
Unrealized foreign exchange losses	151	191
Deferred revenue	377	87
Deferred rent	—	418
Total deferred tax assets	11,617	11,042
Valuation allowance	(9,723)	(9,249)
Total deferred tax assets net of valuation allowance	1,894	1,793
Deferred tax liabilities:
Deferred rent	(80)	—
Property, equipment and intangible assets	(169)	(277)
Total deferred tax liabilities	(249)	(277)
Net deferred tax assets	$1,645	$1,516

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2016, 2017 and 2018 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2016	$6,940	895	(667)	$7,168
2017	$7,168	1,577	504	$9,249
2018	$9,249	1,565	(1,091)	$9,723
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2018, the Company has a valuation allowance of approximately $9.7 million related to foreign net operating loss carryforwards (“NOL”) of approximately $40.6 million for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented an increase of approximately $474,000 over the amount recorded as of December 31, 2017, and was due to the increase in foreign operating losses. If not utilized, foreign NOL of $24.0 million may be carried forward indefinitely, and foreign NOL of $16.5 million will expire at various times between 2019 and 2027.
The total amount of gross unrecognized tax benefits was $239,000 as of December 31, 2018, of which up to $213,000 would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2016, 2017, and 2018 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2016	$2,670
Increase related to prior year tax positions	10
Lapse of statute of limitations	(323)
Gross unrecognized tax benefits balance at December 31, 2016	2,357
Increase related to prior year tax positions	21
Decrease related to prior year tax positions	(737)
Increase related to current year tax positions	4
Settlements	(920)
Gross unrecognized tax benefits balance at December 31, 2017	725
Increase related to current year tax positions	15
Settlements	(501)
Gross unrecognized tax benefits balance at December 31, 2018	$239

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2018, the Company had approximately $212,000 in accrued interest, of which $34,000 was a net increase in the amount accrued in 2018.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2011 and is subject to California tax examinations for years after 2006. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2010.
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
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(3,597)	$(3,787)	$(3,908)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(617)	190	121
Ending balance	$(4,214)	$(3,597)	$(3,787)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 7: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. As of December 31, 2018, 50,000 of the options were vested and outstanding.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of December 31, 2018, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. In 2018, 50,000 options were forfeited upon the departure of an executive and the compensation expense of $59,000 was reversed. As of December 31, 2018, 50,000 options were vested and outstanding.
In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in October 2027. As of December 31, 2018, 400,000 options were outstanding and 200,000 options of these options were vested. As of December 31, 2018, there was approximately $573,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.0 years.
In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments vest from June 30, 2018 to December 31, 2020. As of December 31, 2018, 50,000 options were outstanding and 16,667 of these options were vested. As of December 31, 2018, there was approximately $161,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.0 years.
In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of December 31, 2018, 50,000 options were outstanding and none of these options was vested. As of December 31, 2018, there was approximately $302,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.4 years.
In June 2018, the Company granted a nonemployee consultant options to purchase 100,000 shares of common stock with an exercise price of $17.75, of which 20,000 options vested and became exercisable on June 8, 2018, 30,000 shares vest no later than July 31, 2018 if certain performance targets were met, and 50,000 shares vest no later than June 30, 2019 if certain performance targets are met. The Company used the contractual life when determining the value of this option. The performance targets for the 30,000 share options were not met by July 31, 2018 and the nonemployee consultant ceased to provide services to the Company. As a result, 80,000 unvested shares of options were forfeited and 20,000 vested options were canceled in 2018.
In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of December 31, 2018, 50,000 options were outstanding and none of these options was vested. As of December 31, 2018, there was approximately $352,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.5 years.
The Company recorded $915,000, $1.0 million and $933,000 of stock-based compensation in general and administrative expenses for fiscal years 2018, 2017 and 2016, respectively.

The Company utilized the Black-Scholes option pricing model to value the stock options. The Company used an expected life as defined under the simplified method, which is using an average of the contractual term and vesting period of the stock options. The risk-free interest rate used for the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company accounted for forfeitures as they occur. The historical volatility was calculated based upon implied volatility of the Company's historical stock prices.
The fair value of 2018, 2017 and 2016 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2018	2017	2016
Weighted-average fair value of options granted per share	$6.63	$3.11	$4.73
Historical volatility	46%	46%	58%
Risk-free interest rate	2.84%	2.06%	1.38%
Dividend yield	—	—	—
Expected life in years	5.70	5.65	6.25
As of December 31, 2018, there was approximately $815,000 of unrecognized stock-based compensation expense related to outstanding 2018 stock options, expected to be recognized over 2.9 years, and approximately $573,000 of unrecognized stock-based compensation expense related to outstanding 2017 stock options, expected to be recognized over 1.0 year. There was no unrecognized stock-based compensation expense relating to 2016 and 2012 stock options grants.

Option activities during the years ended December 31, 2016, 2017, and 2018 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2016	775,000	$12.78	5.53 years	$120
Option Granted	150,000	$8.55
Options forfeited and canceled	(325,000)	$16.09
Outstanding at December 31, 2016	600,000	$9.93	8.55 years	$—
Option Granted	400,000	$6.95
Options forfeited and canceled	(50,000)	$8.55
Outstanding at December 31, 2017	950,000	$8.75	8.48 years	$—
Option Granted	250,000	$15.47
Options forfeited and canceled	(150,000)	$14.68	0	$—
Outstanding at December 31, 2018	1,050,000	$9.50	7.53 years	$1,920
Exercisable and fully vested at December 31, 2018	716,667	$9.31	7.16 years	$1,344
Outstanding at December 31, 2018 and expected to vest thereafter	333,333	$9.92	8.31 years	$576
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2018, 2017 and 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018, 2017, and 2016. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

Outstanding options at December 31, 2018 were as follows:

Exercise Price	Shares Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$28.98	50,000	3.07 years	$28.98	50,000	3.07 years
$8.07	400,000	6.75 years	$8.07	400,000	6.75 years
$8.55	50,000	7.19 years	$8.55	50,000	7.19 years
$6.95	400,000	8.84 years	$6.95	200,000	8.84 years
$10.50	50,000	9.32 years	$10.50	16,667	9.32 years
$14.70	50,000	9.37 years	$14.70	—	9.37 years
$16.65	50,000	4.47 years	$16.65	—	4.47 years

Note 9: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and for capital allocation purposes. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In February 2016, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In addition, there were 56,000 shares remaining to be repurchased under previous repurchase programs. During the year ended December 31, 2016, the Company repurchased 1,056,000 shares of common stock for an aggregate purchase price of $9.5 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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
In March 2018, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2018, the Company repurchased 500,000 shares of common stock for an aggregate purchase price of $5.3 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In February 2019, the Company entered into a Stock Repurchase Agreement with Azzurro Capital Inc. (“Azzurro”), a majority shareholder of the Company and repurchased an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million.
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
The following is a summary of operating results and assets (in thousands) by business segment:

Year Ended December 31, 2018	Asia Pacific	Europe	North America	Other	Consolidated
Revenues from unaffiliated customers	$7,869	$36,468	$66,985	$—	$111,322
Intersegment revenues	(10)	(319)	329	—	—
Total net revenues	$7,859	$36,149	$67,314	—	$111,322
Operating income (loss)	$(6,322)	$4,973	$9,587	$—	$8,238

Year Ended December 31, 2017	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$7,553	$34,034	$64,937	$—	$106,524
Intersegment revenues	(34)	(353)	387	—	—
Total net revenues	$7,519	$33,681	$65,324	—	$106,524
Operating income (loss)	$(5,967)	$2,290	$8,222	$—	$4,545

Year Ended December 31, 2016	Asia Pacific	Europe	North America	Other (a)	Consolidated
Revenues from unaffiliated customers	$9,625	$37,502	$67,136	$—	$114,263
Intersegment revenues	73	(595)	522	—	—
Total net revenues	$9,698	$36,907	$67,658	—	$114,263
Operating income (loss)	$(3,890)	$5,604	$8,472	$—	$10,186

As of December 31, 2018	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$145	$313	$3,332	$—	$3,790
Total assets	$3,811	$62,942	$62,433	$(85,762)	$43,424

As of December 31, 2017	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$140	$496	$4,285	$—	$4,921
Total assets	$3,697	$54,593	$60,246	$(72,864)	$45,672

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2018, 2017 and 2016, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2018 and 2017, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2018	2017	2016
Asia Pacific
Travel	$7,351	$6,992	$8,845
Local	508	527	853
Total Asia Pacific revenues	$7,859	$7,519	$9,698
Europe
Travel	$30,856	$29,180	$31,087
Local	5,293	4,501	5,820
Total Europe revenues	$36,149	$33,681	$36,907
North America
Travel	$56,145	$53,880	$54,248
Local	11,169	11,444	13,410
Total North America revenues	$67,314	$65,324	$67,658
Consolidated
Travel	$94,352	$90,052	$94,180
Local	16,970	16,472	20,083
Total revenues	$111,322	$106,524	$114,263
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
United States	$61,257	$59,812	$62,456
United Kingdom	$21,034	$19,113	$22,263
Germany	$12,257	$12,226	$12,576
Rest of the world	$16,774	$15,373	$16,968
Total revenues	$111,322	$106,524	$114,263

The following table sets forth long lived assets by geographic area (in thousands):

	December 31,
	2018	2017
United States	$3,035	$3,893
Rest of the world	755	1,028
Total long lived assets	$3,790	$4,921

Note 11: Discontinued Operations
On March 30, 2017, the Company decided to discontinue its Search products, consisting of Fly.com and SuperSearch products. This decision supports the Company’s strategy to focus on its global Travelzoo® brand. On March 30, 2017, the Company ceased operations of SuperSearch and on March 31, 2017, the Company sold the Fly.com domain name, which had no net book value, to a third party. There were no other assets or liabilities transferred as part of this transaction.
A reconciliation of the line items comprising the results of operations of the Search products to the income (loss) from discontinued operations through the date of disposal presented in the consolidated statements of operations for the years ended December 31, 2017 and 2016, in thousands, is included in the following table:

	Year Ended December 31,
	2017	2016
Revenues from Search	$2,088	$14,289
Cost of revenues	(101)	(458)
Gross profit	1,987	13,831
Total operating expenses	(1,817)	(12,949)
Gain on sale of Fly.com domain name	2,890	—
Income from discontinued operations before income taxes	3,060	882
Income tax expense	1,122	258
Income from discontinued operations, net of income taxes	$1,938	$624

Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc.("Azzurro"). As of December 31, 2018, Azzurro is the Company's largest stockholder, holding approximately 50.5% of the Company's outstanding shares.
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
The Company granted Holger Bartel, Executive Chairman and Chairman of the Board of Directors, 400,000 stock options that vest through December 31, 2017 on September 28, 2015 and granted 400,000 stock options that vest through December 31, 2019 on October 30, 2017. See Note 8 to the accompanying consolidated financial statements for further information. Holger Bartel is the brother of Ralph Bartel.
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. The Company invested $3.0 million in WeekenGO for a 25% ownership interest. WeekenGO signed a $2.1 million insertion order for advertising with the Company in 2018. The Company’s advertising revenues from WeekenGO in the year ended December 31, 2018 were $319,000.
On February 13, 2019, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Azzurro to repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million. The SRA provides that the purchase price is based on the five (5) day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of February 6, 2019 through and including February 12, 2019, minus a five percent (5%) discount. The Company’s board of directors established a special committee (the “Special Committee”), consisting of independent and disinterested directors who engaged independent legal counsel and an independent financial advisor, to authorize the transaction.

Note 13: Unaudited Quarterly Information
The following represents unaudited quarterly financial data (in thousands, except per share amounts) for 2018 and 2017:

	Quarter Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Revenues	$27,062	$25,301	$28,075	30,884	$26,997	$24,687	$26,411	$28,429
Cost of revenues	2,880	2,987	3,016	3,385	3,462	3,018	3,222	3,207
Gross profit	24,182	22,314	25,059	27,499	23,535	21,669	23,189	25,222
Operating expenses:
Sales and marketing	13,974	13,375	15,628	15,542	13,746	13,973	14,213	15,356
Product development	1,799	2,297	2,386	2,511	2,208	2,315	2,344	2,357
General and administrative	5,620	5,928	5,967	5,789	6,502	5,363	5,246	5,447
Total operating expenses	21,393	21,600	23,981	23,842	22,456	21,651	21,803	23,160
Income from continuing operations	2,789	714	1,078	3,657	1,079	18	1,386	2,062
Other income (loss), net	(52)	(91)	30	161	62	86	18	7
Income from continuing operations before income taxes	2,737	623	1,108	3,818	1,141	104	1,404	2,069
Income tax expense	1,173	505	631	1,316	466	680	771	1,209
Income (loss) from continuing operations	1,564	118	477	2,502	675	(576)	633	860
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	54	1,884
Net income (loss)	$1,564	$118	$477	$2,502	$675	$(576)	$687	$2,744
Income (loss) per share—basic:
Continuing operations	$0.13	$0.01	$0.04	$0.20	$0.05	$(0.05)	$0.05	$0.07
Discontinued operations	—	—	—	—	—	—	—	0.14
Net income (loss) per share—basic	$0.13	$0.01	$0.04	$0.20	$0.05	$(0.05)	$0.05	$0.21
Income (loss) per share—diluted:
Continuing operations	$0.13	$0.01	$0.04	$0.20	$0.05	$(0.05)	$0.05	$0.07
Discontinued operations	—	—	—	—	—	—	—	0.14
Net (loss) income per share—diluted	$0.13	$0.01	$0.04	$0.20	$0.05	$(0.05)	$0.05	$0.21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer (CEO) and Principal Accounting Officer (PAO)), as of December 31, 2018, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in the firm’s audit report, which is included within Part II, Item 8 of this Form 10-K.

/s/    HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/    LISA SU
Lisa Su
Principal Accounting Officer
March 8, 2019

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2018 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.
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

TRAVELZOO

By:	/s/ LISA SU
Lisa Su
Principal Accounting Officer
Date: March 8, 2019
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lisa Su as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ RALPH BARTEL	Chairman of the Board of Directors	March 8, 2019
Ralph Bartel

/s/ LISA SU	Principal Accounting Officer	March 8, 2019
Lisa Su

/s/ RACHEL BARNETT	Director	March 8, 2019
Rachel Barnett

/s/ CARRIE LIQUN LIU	Director	March 8, 2019
Carrie Liqun Liu

/s/ MARY REILLY	Director	March 8, 2019
Mary Reilly

/s/ BEATRICE TARKA	Director	March 8, 2019
Beatrice Tarka

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—
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

10.5	—	Option Agreement, dated September 30, 2009, between Travelzoo and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.6*	—	Employment Agreement, dated September 28, 2015 between Holger Bartel and Travelzoo (Incorporated by reference to Exhibit 10.23 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.7*	—	Nonqualified Stock Option Agreement between Travelzoo and Holger Bartel dated September 28, 2015. (Incorporated by reference to Exhibit 10.24 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.8*	—
Security Purchase Agreement, dated August 20, 2015, by and among Travelzoo (Europe) Limited, and Travelzoo (Asia Pacific) with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 26, 2015)

10.9*	—	Nonqualified Stock Option Agreement between Travelzoo and Holger Bartel dated October 30, 2017. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed November 2, 2017)

10.10*	—	Employment Agreement, dated October 11, 2012 between Christian Alexander Smart and Travelzoo (Incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 000-50171), filed May 10, 2018)

10.11*	—	Nonqualified Stock Option Agreement between Travelzoo and Sharry Sun dated May 14,2018 (Incorporated by reference to Exhibit 10.20 on Form 8-K (File No. 000-50171), filed May 14, 2018)

10.12	—	Employment Agreement, dated June 28, 2018 between Michael Peterson and Travelzoo (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.13*	—	Nonqualified Stock Option Agreement between Travelzoo and Michael Peterson dated June 22,2018 (Incorporated by reference to Exhibit 10.21 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.14*	—	Separation Agreement, dated October 19, 2018 between Michael Stitt and Travelzoo

10.15	—	Stock Repurchase Agreement, dated February 13, 2019, between Travelzoo and Azzurro Capital Inc. on Form 8-K (File No. 000-50171), filed February 13, 2019)

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith