Form 10-Q
period 2019-03-31
TRAVELZOO
filed 2019-05-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of April 25, 2019 was 11,865,402 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,946	$18,017
Accounts receivable, less allowance for doubtful accounts of $792 and $692 as of March 31, 2019 and December 31, 2018, respectively	15,579	12,646
Income tax receivable	—	389
Deposits	88	167
Prepaid expenses and other	1,607	1,947
Total current assets	37,220	33,166
Deposits and other	689	685
Deferred tax assets	1,284	1,645
Restricted cash	1,325	1,444
Investment in WeekenGO	2,483	2,694
Operating lease right-of-use assets	14,264	—
Property and equipment, net	3,604	3,790
Total assets	$60,869	$43,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,180	$17,129
Accrued expenses and other	9,067	7,853
Deferred revenue	1,199	1,339
Operating lease liabilities	5,508	—
Income tax payable	1,519	489
Total current liabilities	33,473	26,810
Long-term tax liabilities	425	418
Long-term operating lease liabilities	11,251	—
Long-term deferred rent and other	83	2,137
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (40,000 shares authorized; 11,865 and 11,962 shares issued and outstanding as of March 31, 2019 and December 31, 2018)	119	120
Additional paid in capital	—	—
Retained earnings	19,821	18,153
Accumulated other comprehensive loss	(4,303)	(4,214)
Total stockholders’ equity	15,637	14,059
Total liabilities and stockholders’ equity	$60,869	$43,424

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$30,825	$30,884
Cost of revenues	2,946	3,385
Gross profit	27,879	27,499

Operating expenses:
Sales and marketing	15,606	15,542
Product development	1,703	2,511
General and administrative	5,599	5,789
Total operating expenses	22,908	23,842
Income from operations	4,971	3,657
Other income (expense), net	(99)	161
Income before income taxes	4,872	3,818
Income tax expense	1,752	1,316
Net income	$3,120	$2,502

Net income per share—basic	$0.26	$0.20
Net income per share—diluted	$0.26	$0.20

Shares used in computing basic net income per share	11,914	12,462
Shares used in computing diluted net income per share	12,224	12,462

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$3,120	$2,502
Other comprehensive loss:
Foreign currency translation adjustment	(89)	(183)
Total comprehensive income	$3,031	$2,319

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,120	$2,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	384
Stock-based compensation	163	173
Deferred income tax	341	(110)
Loss on equity investment in WeekenGO	159	—
Net foreign currency effect	(21)	(171)
Other	77	(83)
Changes in operating assets and liabilities:
Accounts receivable	(2,980)	(997)
Income tax receivable	389	428
Prepaid expenses and other	425	(10)
Accounts payable	(1,101)	(3,185)
Accrued expenses and other	1,587	1,024
Income tax payable	988	217
Other liabilities	(71)	7
Net cash provided by operating activities	3,406	179
Cash flows from investing activities:
Purchases of property and equipment	(131)	(65)
Net cash used in investing activities	(131)	(65)
Cash flows from financing activities:
Repurchase of common stock	(1,591)	—
Exercise of stock options and taxes paid for net share settlement of equity awards	(26)	—
Net cash used in financing activities	(1,617)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	152	456
Net increase in cash, cash equivalents and restricted cash	1,810	570
Cash, cash equivalents and restricted cash at beginning of period	19,461	24,001
Cash, cash equivalents and restricted cash at end of period	$21,271	$24,571
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes, net	$(60)	$779
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,805	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,277	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	163	—	—	163
Repurchase and retirement of common stock	(100)	(1)	(138)	(1,451)	—	(1,590)
Taxes paid for net share settlement of equity awards	3	—	(26)	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Net income	—	—	—	3,120	—	3,120
Balances, March 31, 2019	11,865	$119	$(1)	$19,822	$(4,303)	$15,637

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2018	12,462	$125		$16,550	$(3,597)	$13,078
Stock-based compensation expense	—	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	(183)	(183)
Net income	—	—	—	2,502	—	2,502
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	1,314	—	1,314
Balances, March 31, 2018	12,462	$125	$173	$20,366	$(3,780)	$16,884

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® provides our members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With more than 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
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
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of March 31, 2019, Azzurro is the Company's largest stockholder, holding approximately 50.1% of the Company's outstanding shares.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the SEC on March 11, 2019.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in entities where the Company does not have control, but does have significant influence, are accounted for as equity method investments.
In April 2018, Travelzoo entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. During the three months ended March 31, 2019, the Company recorded $210,000 for its share of WeekenGO losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%.
WeekenGO signed a $2.1 million insertion order for advertising with Travelzoo in April 2018. The Company's advertising services provided to WeekenGO in the three months ended March 31, 2019 were $555,000.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The new guidance required a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position, results of operations and cash flows.

(c) Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, "Leases," codified in Accounting Standard Codification 842 ("ASC 842"), which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. The Company adopted ASC 842 on January 1, 2019, using the alternative modified transition method with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients: (i) not to reassess prior conclusions related to whether any expired or existing contracts are or contain leases; (ii) not to reassess the lease classification for any expired or existing leases; (iii) not to reassess initial direct costs for existing leases; and (iv) not to reassess certain land easements. Upon adoption of the standard, the Company recognized an operating lease right-of-use assets of approximately $13.4 million and a corresponding operating lease liability of approximately $16.0 million, which includes reclassifying existing deferred rent liability of $2.6 million to operating lease right-of-use assets.
(d) Significant Accounting Policies
Below are the significant accounting policies as a result of the recently adopted accounting pronouncements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease payments used to determine the operating lease assets may include lease incentives and stated rent increases. The Company does not include options to extend or terminate until it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The Company elected not to recognize leases with an initial term of 12 months or less on its unaudited condensed consolidated balance sheets.
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our unaudited condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the lease term in its condensed consolidated statements of income.
Cash, Cash Equivalents and Restricted Cash
Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable deposits and funds held in escrow.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$19,946	$18,017
Restricted cash	1,325	1,444
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$21,271	$19,461
The Company’s restricted cash was included in noncurrent assets as of March 31, 2019 and December 31, 2018.

Revenue Recognition
The Company recognizes revenues when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaway e-mail alert services and providing hotel bookings. The Company's disaggregated revenues are included in "Note 8: Segment Reporting and Significant Customer Information".
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
The Company relies upon the following practical expedients and exemptions allowed for in the ASC 606. The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded in sales and marketing expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less and (b) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2018, $1.3 million was recorded as deferred revenue, of which $930,000 was recognized as revenue during the quarter ended March 31, 2019.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$3,120	$2,502
Denominator:
Weighted average common shares—basic	11,914	12,462
Effect of dilutive securities: stock options	310	—
Weighted average common shares—diluted	12,224	12,462

Net income per share—basic	$0.26	$0.20
Net income per share—diluted	$0.26	$0.20
For the three months ended March 31, 2019 and March 31, 2018, options to purchase 150,000 and 950,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three months ended March 31, 2019 and 2018.
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
The Company has operating leases. Refer to Note 9 for contractual commitments as of March 31, 2019.
Local Deals and Getaway merchant payables included in accounts payable were $11.2 million and $11.8 million, as of March 31, 2019 and December 31, 2018, respectively.

Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended March 31, 2019 and 2018, the Company's effective tax rate was 36% and 34%, respectively. The Company's effective tax rate increased for the three months ended March 31, 2019 from the corresponding three months ended March 31, 2018, due primarily to the geographic mix of income from continuing operations, including a relative increase in foreign losses not benefited.
The Tax Act created a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. During the three months ended March 31, 2019, the Company provided for the impact in the calculation of the annual effective tax rate. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.
As of March 31, 2019, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $440,000.
The Company maintains liabilities for uncertain tax positions. At March 31, 2019, the Company had approximately $213,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At March 31, 2019 and December 31, 2018, the Company had approximately $218,000 and $212,000 in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2013 and is subject to California tax examinations for years after 2007. The material foreign jurisdictions where the Company is subject to potential examinations by tax authorities are the France, Germany, Spain and United Kingdom for tax years after 2011.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus books. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning balance	$(4,214)	$(3,597)
Other comprehensive loss due to foreign currency translation, net of tax	(89)	(183)
Ending balance	$(4,303)	$(3,780)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018.

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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. During the three months ended March 31, 2019, the remaining 50,000 options were canceled upon the departure of an executive. Stock-based compensation related to these options was fully expensed.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. Stock-based compensation related to these options was fully expensed. As of March 31, 2019, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. In 2018, 50,000 options were forfeited upon the departure of an executive and the compensation expense of $59,000 was reversed. During the three months ended March 31, 2019, the remaining 50,000 options were net exercised for 3,000 shares of common stock.

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. As of March 31, 2019, 400,000 options were outstanding and 250,000 of these options were vested. Total stock-based compensation for the three months ended March 31, 2019, related to these option grants was $143,000. As of March 31, 2019, there was approximately $430,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.8 years.

In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments vest from June 30, 2018 to December 31, 2020. During the three months ended March 31, 2019, the Company recognized $34,000 stock-based compensation and canceled the 50,000 options upon the departure of the employee.
In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of March 31, 2019, 50,000 options were outstanding and none of these options was vested. Total stock-based compensation for the three months ended March 31, 2019, related to these option grants was $22,000. As of March 31, 2019, there was approximately $280,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.1 years.
In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of March 31, 2019, 50,000 options were outstanding and none of these options was vested. Total stock-based compensation for the three months ended March 31, 2019, related to these option grants was $25,000. As of March 31, 2019, there was approximately $327,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.2 years.
Note 7: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.

In February 2019, the Company entered into a Stock Repurchase Agreement with Azzurro, a majority shareholder of the Company and repurchased 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.
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
The following is a summary of operating results (in thousands) by business segment:

Three Months Ended March 31, 2019	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,635	$11,054	$18,136	$30,825
Intersegment revenues (expenses)	30	(481)	451	—
Total net revenues	1,665	10,573	18,587	30,825
Operating profit (loss)	$(1,635)	$2,137	$4,469	$4,971

Three Months Ended March 31, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$2,042	$10,332	$18,510	$30,884
Intersegment revenues (expenses)	(20)	(52)	72	—
Total net revenues	2,022	10,280	18,582	30,884
Operating profit (loss)	$(1,740)	$1,966	$3,431	$3,657

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three months ended March 31, 2019 and 2018, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2019 and December 31, 2018, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2019	2018
Asia Pacific
Travel	$1,600	$1,901
Local	65	121
Total Asia Pacific revenues	$1,665	$2,022
Europe
Travel	$9,512	$9,053
Local	1,061	1,227
Total Europe revenues	$10,573	$10,280
North America
Travel	$16,317	$16,036
Local	2,270	2,546
Total North America revenues	$18,587	$18,582
Consolidated
Travel	$27,429	$26,990
Local	3,396	3,894
Total revenues	$30,825	$30,884
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue
United States	$16,895	$17,118
United Kingdom	5,859	5,860
Germany	3,641	3,659
Rest of the world	4,430	4,247
Total revenues	$30,825	$30,884

The following table sets forth property and equipment by geographic area (in thousands):

	March 31,	December 31,
	2019	2018
United States	$2,875	$3,035
Rest of the world	729	755
Total long lived assets	$3,604	$3,790
Note 9: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, Taiwan, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to November 2024. Certain leases include one or more options to renew. In addition, we sublease certain real estate to a third party. All of our leases qualify as operating leases.

The following table summarizes the components of lease expense for the three months ended March 31, 2019 ((in thousands):

March 31, 2019
Operating lease cost	$1,184
Short-term lease cost	415
Variable lease cost	300
Sublease income	(84)
Total lease cost	$1,815
For the three months ended March 31, 2019, cash payments against the operating lease liabilities totaled $1.3 million. ROU assets obtained in exchange for lease obligations was $1.8 million for three months ended March 31, 2019.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

March 31, 2019
Assets:
Operating lease right-of-use assets	$14,264

Liabilities:
Operating lease liabilities	$5,508
Long-term operating lease liabilities	11,251
Total operating lease liabilities	$16,759

Weighted average remaining lease term (years)	3.95
Weighted average discount rate	5.1%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2019 (excluding the three months ended March 31, 2019)	$4,257
2020	5,111
2021	3,666
2022	2,365
2023	2,044
Thereafter	1,157
Total lease payments	18,600
Less interest	(1,841)
Present value of operating lease liabilities	$16,759

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
Overview
Travelzoo® provides our 28 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With more than 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with more than 2,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals.
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
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%.
WeekenGO signed a $2.1 million insertion order for advertising with Travelzoo in April 2018. See "Note 1: Summary of Significant Accounting Policies" to the accompanying unaudited condensed consolidated financial statements for further information.
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
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may increase if the face value of vouchers that we sell for Local Deals and Getaway increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, due to customer service costs related to vouchers sold and due to refunds to members on vouchers sold. Our cost of revenues are also expected to increase due to our effort to develop our hotel booking platform. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and may have a material impact on our results of operations.
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
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, and Spain in 2008. In addition, from 2007 through 2009 we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. We also have launched new products to grow our revenue, such as Local Deals in 2010, Getaway in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media. In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2019	2018
Revenues	100.0%	100.0%
Cost of revenues	9.6	11.0
Gross profit	90.4	89.0
Operating expenses:
Sales and marketing	50.6	50.3
Product development	5.5	8.1
General and administrative	18.2	18.8
Total operating expenses	74.3	77.2
Income from operations	16.1	11.8
Other income (loss), net	(0.3)	0.6
Income before income taxes	15.8	12.4
Income tax expense	5.7	4.3
Net income	10.1%	8.1%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	March 31,
	2019	2018
Asia Pacific
Total members (1)	3,620,000	3,637,000
Average cost per acquisition of a new member	$3.24	$4.00
Revenue per member (2)	$1.84	$2.23
Revenue per employee (3)	$82,000	$95,000
Mobile application downloads	788,000	739,000
Social media followers	602,000	577,000
Europe
Total members (1)	8,899,000	8,698,000
Average cost per acquisition of a new member	$4.23	$3.46
Revenue per member (2)	$4.83	$4.82
Revenue per employee (3)	$282,000	$282,000
Mobile application downloads	1,915,000	1,770,000
Social media followers	868,000	850,000
North America
Total members (1)	17,497,000	17,512,000
Average cost per acquisition of a new member	$2.81	$2.01
Revenue per member (2)	$4.26	$4.28
Revenue per employee (3)	$381,000	$379,000
Mobile application downloads	3,504,000	3,064,000
Social media followers	3,158,000	3,039,000
Consolidated
Total members (1)	29,891,000	29,714,000
Average cost per acquisition of a new member	$3.47	$2.72
Revenue per member (2)	$4.15	$4.20
Revenue per employee (3)	$290,000	$290,000
Mobile application downloads	6,207,000	5,573,000
Social media followers	4,629,000	4,466,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2019	2018
Asia Pacific
Travel	$1,600	$1,901
Local	65	121
Total Asia Pacific revenues	$1,665	$2,022
Europe
Travel	$9,512	$9,053
Local	1,061	1,227
Total Europe revenues	$10,573	$10,280
North America
Travel	$16,317	$16,036
Local	2,270	2,546
Total North America revenues	$18,587	$18,582
Consolidated
Travel	$27,429	$26,990
Local	3,396	3,894
Total revenues	$30,825	$30,884
Asia Pacific
Asia Pacific revenues decreased $357,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018. The decrease was primarily due to a $226,000 decrease in Travel revenue, a $53,000 decrease in Local revenues and a $78,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $226,000 was primarily due to the decreased number of e-mails sent. The decrease in Local revenues of $53,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues increased $293,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018. The increase was primarily due to a $1.2 million increase in Travel revenues, offset partially by a $91,000 decrease in Local revenues and a $779,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.2 million was primarily due to the increased booking of vacation packages which the Company launched late last year. The decrease in Local revenues of $91,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America
North America revenues increased $5,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018. This increase was primarily due to a $281,000 increase in Travel revenues, offset partially by a $276,000 decrease in Local revenues. The increase in Travel revenue of $281,000 was primarily due to the increased number of Getaways voucher sold. The decrease in Local revenues of $276,000 was primarily due to the decreased number of Local Deals vouchers sold.
For the three months ended March 31, 2019 and 2018, none of our customers accounted for 10% or more of our revenue.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.9 million and $3.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Cost of revenue decreased $439,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to a $260,000 decrease in customer service costs and a $224,000 decrease in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $15.6 million and $15.5 million for the three months ended March 31, 2019 and 2018, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2019 and 2018, advertising expenses accounted for 19% and 11% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $64,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to increase in member acquisition costs.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $1.7 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.
Product development expenses decreased $808,000 for three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to a $521,000 decrease in salary and employee related expenses as the result of a decrease in headcount and a $198,000 decrease in professional service expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.6 million and $5.8 million for the three months ended March 31, 2019 and 2018, respectively.
General and administrative expenses decreased $190,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to a decrease in professional services expense.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $1.8 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 36% and 34% for the three months ended March 31, 2019 and 2018, respectively.
Our effective tax rate increased for the three months ended March 31, 2019 from the three months ended March 31, 2018 due primarily to the change of geographic mix of our worldwide taxable income including a relative increase in foreign net operating losses from Asia Pacific that are not benefited. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue	$1,665	$2,022
Operating loss	$(1,635)	$(1,740)
Operating loss as a % of revenue	(98.2)%	(86.1)%
Asia Pacific revenues decreased $357,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 (see “Revenues” above). Asia Pacific expenses decreased $461,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018. This decrease was primarily due to a $339,000 decrease in salary and employee related expenses and a $95,000 decrease in marketing expenses for Travelzoo members.
Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $60,000 for the three months ended March 31, 2019. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $61,000 for the three months ended March 31, 2018.
Europe

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue	$10,573	$10,280
Operating profit	$2,137	$1,966
Operating profit as a % of revenue	20.2%	19.1%
Europe revenues increased $293,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 (see “Revenues” above). Europe expenses increased $122,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $151,000 for the three months ended March 31, 2019. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $259,000 for the three months ended March 31, 2018.
North America

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue	$18,587	$18,582
Operating profit	$4,469	$3,431
Operating profit as a % of revenue	24.0%	18.5%
North America revenues increased $5,000 for the three months ended March 31, 2019 from the three months ended March 31, 2018 (see “Revenues” above). North America expenses decreased $1.0 million for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to a $819,000 decrease in salary and employee related expenses and a $247,000 decrease in professional service expenses.

Liquidity and Capital Resources
As of March 31, 2019, we had $19.9 million in cash and cash equivalents, of which $11.5 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $18.0 million as of December 31, 2018 primarily as a result of cash provided by operating activities, offset partially by cash used for repurchases of our common stock. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$3,406	$179
Net cash used in investing activities	(131)	(65)
Net cash used in financing activities	(1,617)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	152	456
Net increase in cash, cash equivalents and restricted cash	$1,810	$570
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2019 was $3.4 million, which consisted of net income of $3.1 million and adjustments for non-cash items of $1.0 million, offset by a $763,000 decrease in cash from changes in operating assets and liabilities. The decrease in cash from changes in operating assets and liabilities primarily consisted of $3.0 million increase in accounts receivable, offset partially by the $1.6 million increase in accrued expenses and other.
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
Cash refunded for income tax, net of payment made, during the three months ended March 31, 2019 was $60,000 and cash paid for income tax, net of refunds received, during the three months ended March 31, 2018 was $779,000.
Net cash used in investing activities for the three months ended March 31, 2019 and March 31, 2018 was $131,000 and $65,000, respectively, due to purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2019 was $1.6 million primarily due to repurchases of our common stock. We did not use cash in financing activities for the three months ended March 31, 2018.
Although we have settled the states unclaimed property claims with all states, we may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to us by April 25, 2004. Therefore, we are continuing our voluntary program under which we make cash payments to individuals related to the promotional shares for individuals whose residence was unknown by us and who establish that they satisfied the conditions to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by us.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Travelzoo.com Corporation, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the voluntary program under which we make cash payments to people who establish that they were former stockholders of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this voluntary program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.

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
The information set forth under "Note 3: Commitments and Contingencies" and "Note 9: Leases" to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $432,000 as of March 31, 2019. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
Recent Accounting Pronouncements
See "Note 1—The Company and Basis of Presentation" to the accompanying unaudited condensed consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our unaudited condensed consolidated financial statements.

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
During the three months ended March 31, 2019 and 2018, we generated a net income of $3.1 million and $2.5 million, respectively. During the year ended December 31, 2018, we generated net income of $4.7 million. Although we were profitable in 2018 and during the three months ended March 31, 2019 and 2018, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions (perceived or actual) that could impair consumer spending and adversely affect travel demand;

•	the magnitude and timing of marketing initiatives, including our acquisition of new members and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel;

•	our ability to manage our planned growth;

•	our ability to encourage our existing members to engage with our website and email products and to convert them to revenue-generating users;

•	our ability to attract users to our websites, which may be adversely affected by the audience shift to mobile devices;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	volatility of our operating results in new markets.
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
We have been in the process of expanding our hotel booking platform and investing in packaging technology which may result in an increase in costs to further develop our product offerings in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform or our expanded travel product offerings, such as package offers, are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform or our package offers are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to the hotel booking platform or to our other travel product offerings to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. Furthermore, hotels may offer products and services on more favorable terms to consumers who transact directly with them. In the past year, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their own websites. We can give no assurances that the hotel booking platform or investment in packaging technology and expansion of package offers will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business
Our Local Deals business may be adversely impacted by competition and decreased consumer demand for vouchers.
Our Local Deals and Getaway products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. The rate at which our existing customers purchase vouchers has declined in certain regions, and may continue to decline, given, among other things, increased competition in the marketplace and the decrease in demand of consumers for voucher deals. Historically, our customers often purchased a voucher when they received our emails, even though they may not have intended to use the voucher in the near term. The growth in recent periods of competition and the marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. This shift in purchasing behavior may adversely impact revenues. While we are continuing to evolve our strategy to address the changing market dynamics, we may not always be successful in doing so.

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
Widespread adoption of mobile devices, such as the iPhone and Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on a desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We also rely on application marketplaces, or app stores, to drive downloads of our applications. In the future, marketplace operators may make changes to their marketplaces that make access to our products more difficult.
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
As a global company, we are subject to income taxes as well as non-income based tax, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The tax law changes made by the Tax Act are broad and complex, and there continue to be significant uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels, and additional guidance is still expected to be issued. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have or may be adopted under, or result from, the Tax Act could have a material impact on our business.
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
Our expansion of our product offering to include a hotel booking platform and packaging technology may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. have initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.
Given our hotel booking platform and packaging technology consists of an agency model whereby we will facilitate reservations on behalf of a hotel or other supplier, the payment of hotel occupancy taxes and other taxes should be the responsibility of the applicable merchant. The intended business practice for our hotel booking platform and packaging technology will primarily be for the merchant or hotel or our packaging partner to be responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of accommodatiion reservations to our customers and, consequently, could make our hotel and packaging services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce reservation transactions. Either step could have a material adverse effect on our business and results of operations. We will continue to assess the risks of the potential financial impact of additional tax exposure.

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
Our business depends on website and mobile technology interfaces in order to present deals to our members and generate revenue from our advertisers. Changes to our website and mobile technology and user interface intended to enhance the user experience may have an adverse impact on our member activity and may reduce revenue from advertisers. For example, in October 2016, we launched our fully responsive website that adjusts to different screen sizes and allows our members to more readily search our deals, which we believe has improved the user experience on our site. However, additional changes to the website, mobile application and/or the general user experience may lead to unforeseen issues that could adversely affect our revenue and business.
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
For the three months ended March 31, 2019, our cash and cash equivalents increased by $1.9 million to $19.9 million, of which $11.5 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our websites and distribute our e-mail newsletters, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes and other natural disasters. We do not have multiple site capacity to protect us against any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
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
 United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which changed the way we account for certain of our sales transactions. We adopted this standard in the first quarter of 2018. The adoptions resulted in with a cumulative adjustment to retained earnings and changes in revenue recognition policies. In February 2016, the FASB issued a new accounting standard related to leases which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. The Company adopted ASU 842 on January 1, 2019, using the alternative modified transition method with no restatement of prior periods or cumulative adjustment to retained earnings. We may need to change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles. The cost of these changes may negatively impact our results of operations during the periods of transition.

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
Our revenues in Asia decreased 18% in the three months ended March 31, 2019 from the same period last year. Our operations in Asia generated an operating loss before tax of $1.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. Our revenues in Europe increased 3% in the three months ended March 31, 2019 from the same period last year. Our operations in Europe generated an operating income before tax of $2.1 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
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
Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. For example, since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. The United Kingdom's withdrawal from the European Union, and the delays and uncertainty in the implementation of Brexit, could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We spent $2.5 million and $2.3 million on marketing initiatives relating to member acquisition and marketing for the three months ended March 31, 2019 and 2018, respectively, and expect to continue to spend significant amounts to acquire additional members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members throughout the travel planning, booking and trip-taking phases. We must continue to retain and acquire members and ensure that our members are engaged and converted into revenue-generating users in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.

Our business may be sensitive to events affecting the travel industry in general.
Events like Middle East conflicts, terrorist attacks, mass shooting incidents and natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, have a negative impact on the travel industry and affect travelers' behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks and natural disasters, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism" including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
In addition, the United Kingdom’s withdrawal the European Union, including uncertainty or delays in the implementation of Brexit, could continue to lead to economic uncertainty and have a negative impact on the travel industry and our European business. The United Kingdom could lose access to the single European Union market, travel between the United Kingdom and European Union countries could be restricted, and we could face new regulatory costs and challenges, the scope of which are presently unknown.

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
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google and Bing that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching flight and hotel search products. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product (“Google Flights”) and a hotel metasearch product (“Hotel Ads”) that are growing, as well as its “Book on Google” reservation functionality. We compete with travel metasearch engines like Kayak.com (owned by Booking Holdings) and online travel and entertainment deal publishers (including online restaurant reservation services). We compete with large online travel agencies like the Expedia Group and Booking Holdings, as well as thousands of individual travel agencies around the world, that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we compete or may compete in the future with large online travel service providers, like Ctrip (which owns Trip.com) and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have completed acquisitions to further consolidate the online travel industry. For example, Ctrip acquired Skyscanner and Priceline (now Booking Holdings) acquired Momondo. The Expedia Group is comprised of Travelocity, Orbitz, Hotels.com, Hotwire, Trivago, and HomeAway, among others. Booking Holdings owns Booking.com, Priceline.com, Agoda.com, Kayak.com, Cheapflights, Rentalcars.com, Momondo, and OpenTable, among others. The continued consolidation of the global travel market may impact our ability to compete in certain areas.
There has also been a proliferation of new channels and platforms through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete with our hotel booking platform and hotel offers. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.

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
Our future success depends to a significant extent on the continued service and coordination of our management team. The loss or departure of any of our executive officers or other key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. In addition, we expect new members to join our management team in the future. These individuals will not previously have worked together and will be required to become integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended March 31, 2019, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.70 to $20.60. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of March 31, 2019, Azzurro is the Company's largest stockholder, holding approximately 50.1% of the Company's outstanding shares.
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
In certain states and foreign jurisdictions, our Local Deals and Getaway vouchers may be considered gift cards. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. We are continuing to evaluate the future impact of the ruling on our financial position, results of operations and cash flows. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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

While we strive to use commercially acceptable means to protect personal data, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including customer data maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business. If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and has harmonized and enhanced data privacy laws across Europe, which has resulted and will continue to result in significantly greater compliance burdens and costs for us. The California Consumer Privacy Act was recently passed and creates new data privacy rights for users effective in 2020. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require additional changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the three months ended March 31, 2019.
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
We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit, and such claims could result in a significant diversion of the efforts of our management personnel. Successful infringement claims against us may result in monetary liability or a material disruption in the conduct of our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in monetary liability and resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure or require us to change business practices or develop non-infringing intellectual property, which could require significant effort and expense.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $53,000 foreign exchange loss for the three month ended March 31, 2019.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principal Accounting Officer (PAO)), as of March 31, 2019, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 3—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
An updated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2018 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 100,000 shares of our equity securities during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs
January 1, 2019–January 31, 2019	—	$—	—	—
February 1, 2019–February 28, 2019	100,000	$15.90	—	—
March 1, 2019–March 31, 2019	—	$—	—	—
	100,000		—

In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock.

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

Date: May 10, 2019