Form 10-Q
period 2019-06-30
TRAVELZOO
filed 2019-08-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 5, 2019 was 11,735,774 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,113	$18,017
Accounts receivable, less allowance for doubtful accounts of $810 and $692 as of June 30, 2019 and December 31, 2018, respectively	15,323	12,646
Income tax receivable	817	389
Deposits	84	167
Prepaid expenses and other	1,739	1,947
Total current assets	32,076	33,166
Deposits and other	744	685
Deferred tax assets	1,359	1,645
Restricted cash	1,331	1,444
Investment in WeekenGO	2,958	2,694
Operating lease right-of-use assets	14,110	—
Property and equipment, net	3,346	3,790
Total assets	$55,924	$43,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,419	$17,129
Accrued expenses and other	8,720	7,853
Deferred revenue	1,165	1,339
Operating lease liabilities	5,693	—
Income tax payable	395	489
Total current liabilities	30,392	26,810
Long-term tax liabilities	434	418
Long-term operating lease liabilities	10,788	—
Long-term deferred rent and other	83	2,137
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,865 and 11,962 shares issued and outstanding as of June 30, 2019 and December 31, 2018)	119	120
Additional paid in capital	—	—
Retained earnings	18,337	18,153
Accumulated other comprehensive loss	(4,229)	(4,214)
Total stockholders’ equity	14,227	14,059
Total liabilities and stockholders’ equity	$55,924	$43,424

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$28,184	$28,075	$59,009	$58,959
Cost of revenues	2,757	3,016	5,703	6,401
Gross profit	25,427	25,059	53,306	52,558

Operating expenses:
Sales and marketing	15,357	15,628	30,963	31,170
Product development	1,799	2,386	3,502	4,897
General and administrative	5,847	5,967	11,446	11,756
Total operating expenses	23,003	23,981	45,911	47,823
Income from operations	2,424	1,078	7,395	4,735
Other income (expense), net	(143)	30	(242)	191
Income before income taxes	2,281	1,108	7,153	4,926
Income tax expense	953	631	2,705	1,947
Net income	$1,328	$477	$4,448	$2,979

Net income per share—basic	$0.11	$0.04	$0.37	$0.24
Net income per share—diluted	$0.11	$0.04	$0.36	$0.24

Shares used in computing basic net income per share	12,003	12,462	11,959	12,462
Shares used in computing diluted net income per share	12,278	12,780	12,251	12,622

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$1,328	$477	$4,448	$2,979
Other comprehensive income (loss):
Foreign currency translation adjustment	74	(335)	(15)	(518)
Total comprehensive income	$1,402	$142	$4,433	$2,461

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,448	$2,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	827
Stock-based compensation	482	522
Deferred income tax	345	(149)
Loss on equity investment in WeekenGO	397	—
Net foreign currency effect	(26)	(136)
Other	26	(43)
Changes in operating assets and liabilities:
Accounts receivable	(2,779)	(897)
Income tax receivable	(428)	(277)
Prepaid expenses and other	239	418
Accounts payable	(2,788)	(3,200)
Accrued expenses and other	1,291	725
Income tax payable	(96)	169
Other liabilities	(174)	(158)
Net cash provided by operating activities	1,600	780
Cash flows from investing activities:
Investment in WeekenGO	(673)	(3,083)
Purchases of property and equipment	(201)	(507)
Net cash used in investing activities	(874)	(3,590)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,738	—
Repurchase of common stock	(6,460)	—
Exercise of stock options and taxes paid for net share settlement of equity awards	(26)	—
Net cash used in financing activities	(4,748)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(324)
Net decrease in cash, cash equivalents and restricted cash	(4,017)	(3,134)
Cash, cash equivalents and restricted cash at beginning of period	19,461	24,001
Cash, cash equivalents and restricted cash at end of period	$15,444	$20,867
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,859	$2,196
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$997	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,281	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	163	—	—	163
Repurchase and retirement of common stock	(100)	(1)	(137)	(1,452)	—	(1,590)
Taxes paid for net share settlement of equity awards	3	—	(26)	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Net income	—	—	—	3,120	—	3,120
Balances, March 31, 2019	11,865	119	—	19,821	(4,303)	15,637
Stock-based compensation expense	—	—	319	—	—	319
Repurchase and retirement of common stock	(250)	(2)	(2,055)	(2,812)	—	(4,869)
Exercise of stock options and taxes paid for net share settlement of equity awards	250	2	1,736	—	—	1,738
Foreign currency translation adjustment	—	—	—	—	74	74
Net income	—	—	—	1,328	—	1,328
Balances, June 30, 2019	11,865	$119	$—	$18,337	$(4,229)	$14,227

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2018	12,462	$125		$16,550	$(3,597)	$13,078
Stock-based compensation expense	—	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	(183)	(183)
Net income	—	—	—	2,502	—	2,502
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	1,314	—	1,314
Balances, March 31, 2018	12,462	125	173	20,366	(3,780)	16,884
Stock-based compensation expense	—	—	349	—	—	349
Foreign currency translation adjustment	—	—	—	—	(335)	(335)
Net income	—	—	—	477	—	477
Balances, June 30, 2018	12,462	$125	$522	$20,843	$(4,115)	$17,375

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® provides our members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, the Newsflash e-mail alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of June 30, 2019, Azzurro is the Company's largest stockholder, holding approximately 48.5% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.6% of the voting power.
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
In April 2018, Travelzoo entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. During the three and six months ended June 30, 2019, the Company recorded $198,000 and $409,000, respectively, for its share of WeekenGO losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.
WeekenGO signed a $2.1 million insertion order for advertising with Travelzoo in April 2018. The Company's advertising services provided to WeekenGO in the three and six months ended June 30, 2019 were $239,000 and $794,000, respectively.
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period, and the Company makes no representations related thereto.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$14,113	$18,017
Restricted cash	1,331	1,444
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$15,444	$19,461
The Company’s restricted cash was included in noncurrent assets as of June 30, 2019 and December 31, 2018.
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways product and operation of a hotel booking platform. The Company's disaggregated revenues are included in "Note 8: Segment Reporting and Significant Customer Information".
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
For transaction based revenues, including products such as Local Deals, Getaways and hotel platform, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) versus an agent (i.e., report revenue on a net basis). The Company reports transaction revenue on a net basis because the supplier is primarily responsible for providing the underlying service and we do not control the service provided by the supplier prior to its transfer to the customer.
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate in the same period as the voucher sale.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2018, $1.3 million was recorded as deferred revenue, of which $105,000 and $1.0 million was recognized as revenue during the three and six months ended June 30, 2019, respectively.

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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$1,328	$477	$4,448	$2,979
Denominator:
Weighted average common shares—basic	12,003	12,462	11,959	12,462
Effect of dilutive securities: stock options	275	318	292	160
Weighted average common shares—diluted	12,278	12,780	12,251	12,622

Net income per share—basic	$0.11	$0.04	$0.37	$0.24
Net income per share—diluted	$0.11	$0.04	$0.36	$0.24
For the three and six months ended June 30, 2019, options to purchase 200,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2018, options to purchase 300,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three and six months ended June 30, 2019 and 2018.

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
The Company has operating leases. Refer to Note 9 for contractual commitments as of June 30, 2019.
Local Deals and Getaways merchant payables included in accounts payable were $9.3 million and $11.8 million, as of June 30, 2019 and December 31, 2018, respectively.
Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended June 30, 2019 and 2018, the Company's effective tax rate was 42% and 57%, respectively. For the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 38% and 40%, respectively. The Company's effective tax rate decreased for the three and six months ended June 30, 2019 from the corresponding three and six months ended June 30, 2018, primarily due to the geographic mix of income from continuing operations, and foreign losses not benefited.
As of June 30, 2019, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $453,000.
The Company maintains liabilities for uncertain tax positions. At June 30, 2019, the Company had approximately $213,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2019 and December 31, 2018, the Company had approximately $228,000 and $212,000 in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2014 and is subject to California tax examinations for years after 2013.
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

Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$(4,303)	$(3,780)	$(4,214)	$(3,597)
Other comprehensive income (loss) due to foreign currency translation, net of tax	74	(335)	(15)	(518)
Ending balance	$(4,229)	$(4,115)	$(4,229)	$(4,115)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018.
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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options became exercisable annually starting January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. During the first quarter of 2019, the remaining 50,000 options were canceled upon the departure of an executive. Stock-based compensation related to these options was fully expensed.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. Stock-based compensation related to these options was fully expensed. As of June 30, 2019, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. In 2018, 50,000 options were forfeited upon the departure of an executive and the compensation expense of $59,000 was reversed. During the first quarter of 2019, the remaining 50,000 options were net exercised for 4,000 shares of common stock.

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. During the six months ended June 30, 2019, 250,000 options were exercised. As of June 30, 2019, 150,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2019, related to these option grants was $143,000 and $287,000, respectively. As of June 30, 2019, there was approximately $287,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.5 years.

In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments vest from June 30, 2018 to December 31, 2020. During the first quarter of 2019, the Company recognized $34,000 stock-based compensation and canceled the 50,000 options upon the departure of the employee.
In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of June 30, 2019, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2019, related to these option grants was $22,000 and $45,000, respectively. As of June 30, 2019, there was approximately $257,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.9 years.

In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of June 30, 2019, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation for the three and six months ended June 30, 2019, related to these option grants was $7,000 and $32,000, respectively. As of June 30, 2019, there was approximately $247,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.0 years.
In May 2019, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options will vest and become exercisable in August 2019 if certain performance targets are met, and the remaining 75,000 will vest in three equal installments starting on May 20, 2021 and ending on May 20, 2023. As of June 30, 2019, 100,000 options were outstanding and 10,000 of these options were vested. Total stock-based compensation for the three months ended June 30, 2019, related to these option grants was $146,000. As of June 30, 2019, there was approximately $732,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.9 years.
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
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2019, the Company repurchased 250,000 shares of common stock for an aggregate purchase price of $4.9 million.
Note 8: Segment Reporting and Significant Customer Information
The Company manages its business geographically and has three reportable operating segments: Asia Pacific, Europe and North America. Asia Pacific consists of the Company's operations in Australia, China, Hong Kong, Japan, and Southeast Asia. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. North America consists of the Company’s operations in Canada and the U.S.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results (in thousands) by business segment:

Three Months Ended June 30, 2019	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,557	$9,133	$17,494	$28,184
Intersegment revenues (expenses)	23	(451)	428	—
Total net revenues	1,580	8,682	17,922	28,184
Operating profit (loss)	$(1,783)	$584	$3,623	$2,424

Three Months Ended June 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$2,073	$8,527	$17,475	$28,075
Intersegment revenues (expenses)	(9)	(27)	36	—
Total net revenues	2,064	8,500	17,511	28,075
Operating profit (loss)	$(1,472)	$441	$2,109	$1,078

Six Months Ended June 30, 2019	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$3,192	$20,187	$35,630	$59,009
Intersegment revenues (expenses)	53	(932)	879	—
Total net revenues	3,245	19,255	36,509	59,009
Operating profit (loss)	$(3,418)	$2,721	$8,092	$7,395

Six Months Ended June 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$4,115	$18,859	$35,985	$58,959
Intersegment revenues (expenses)	(29)	(79)	108	—
Total net revenues	4,086	18,780	36,093	58,959
Operating profit (loss)	$(3,212)	$2,407	$5,540	$4,735
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three and six months ended June 30, 2019 and 2018, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2019 and December 31, 2018, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Asia Pacific
Travel	$1,532	$1,930	$3,132	$3,831
Local	48	134	113	255
Total Asia Pacific revenues	$1,580	$2,064	$3,245	$4,086
Europe
Travel	$7,565	$7,409	$17,077	$16,462
Local	1,117	1,091	2,178	2,318
Total Europe revenues	$8,682	$8,500	$19,255	$18,780
North America
Travel	$15,252	$14,596	$31,569	$30,632
Local	2,670	2,915	4,940	5,461
Total North America revenues	$17,922	$17,511	$36,509	$36,093
Consolidated
Travel	$24,349	$23,935	$51,778	$50,925
Local	3,835	4,140	7,231	8,034
Total revenues	$28,184	$28,075	$59,009	$58,959
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
United States	$16,329	$15,974	$33,224	$33,092
United Kingdom	4,736	5,159	10,595	11,019
Germany	2,791	2,632	6,432	6,291
Rest of the world	4,328	4,310	8,758	8,557
Total revenues	$28,184	$28,075	$59,009	$58,959

The following table sets forth property and equipment by geographic area (in thousands):

	June 30,	December 31,
	2019	2018
United States	$2,666	$3,035
Rest of the world	680	755
Total long lived assets	$3,346	$3,790
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

The following table summarizes the components of lease expense for the six months ended June 30, 2019 ((in thousands):

June 30, 2019
Operating lease cost	$1,158
Short-term lease cost	311
Variable lease cost	296
Sublease income	(84)
Total lease cost	$1,681

For the three months ended June 30, 2019, cash payments against the operating lease liabilities totaled $1.3 million. ROU assets obtained in exchange for lease obligations was $997,000 for three months ended June 30, 2019.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

June 30, 2019
Assets:
Operating lease right-of-use assets	$14,110

Liabilities:
Operating lease liabilities	$5,693
Long-term operating lease liabilities	10,788
Total operating lease liabilities	$16,481

Weighted average remaining lease term (years)	3.76
Weighted average discount rate	5.1%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2019 (excluding the six months ended June 30, 2019)	$3,023
2020	5,370
2021	3,954
2022	2,593
2023	2,096
Thereafter	1,158
Total lease payments	18,194
Less interest	(1,713)
Present value of operating lease liabilities	$16,481

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
Overview
Travelzoo® provides our 28 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 15 years we have worked in partnership with more than 2,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 e-mail newsletter, and the Newsflash e-mail alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
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
We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S.
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
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Travelzoo website, Newsflash, Travelzoo Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
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
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, and Spain in 2008. In addition, from 2007 through 2009 we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, and Southeast Asia. We also have launched new products to grow our revenue, such as Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media. In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	9.8	10.7	9.7	10.9
Gross profit	90.2	89.3	90.3	89.1
Operating expenses:
Sales and marketing	54.5	55.7	52.5	52.9
Product development	6.4	8.5	5.9	8.3
General and administrative	20.7	21.3	19.4	19.9
Total operating expenses	81.6	85.5	77.8	81.1
Income from operations	8.6	3.8	12.5	8.0
Other income (loss), net	(0.5)	0.1	(0.4)	0.4
Income before income taxes	8.1	3.9	12.1	8.4
Income tax expense	3.4	2.2	4.6	3.3
Net income	4.7%	1.7%	7.5%	5.1%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	June 30,
	2019	2018
Asia Pacific
Total members (1)	3,635,000	3,638,000
Average cost per acquisition of a new member	$2.94	$2.01
Revenue per member (2)	$1.79	$2.28
Revenue per employee (3)	$78,000	$93,000
Mobile application downloads	801,000	757,000
Social media followers	603,000	588,000
Europe
Total members (1)	9,082,000	8,740,000
Average cost per acquisition of a new member	$3.19	$3.46
Revenue per member (2)	$4.40	$4.41
Revenue per employee (3)	$245,000	$230,000
Mobile application downloads	1,978,000	1,798,000
Social media followers	884,000	874,000
North America
Total members (1)	17,561,000	17,600,000
Average cost per acquisition of a new member	$3.68	$2.11
Revenue per member (2)	$4.18	$4.03
Revenue per employee (3)	$403,000	$357,000
Mobile application downloads	3,572,000	3,105,000
Social media followers	3,211,000	3,109,000
Consolidated
Total members (1)	30,154,000	29,847,000
Average cost per acquisition of a new member	$3.40	$2.58
Revenue per member (2)	$3.97	$3.83
Revenue per employee (3)	$280,000	$260,000
Mobile application downloads	6,351,000	5,660,000
Social media followers	4,698,000	4,572,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Asia Pacific
Travel	$1,532	$1,930	$3,132	$3,831
Local	48	134	113	255
Total Asia Pacific revenues	$1,580	$2,064	$3,245	$4,086
Europe
Travel	$7,565	$7,409	$17,077	$16,462
Local	1,117	1,091	2,178	2,318
Total Europe revenues	$8,682	$8,500	$19,255	$18,780
North America
Travel	$15,252	$14,596	$31,569	$30,632
Local	2,670	2,915	4,940	5,461
Total North America revenues	$17,922	$17,511	$36,509	$36,093
Consolidated
Travel	$24,349	$23,935	$51,778	$50,925
Local	3,835	4,140	7,231	8,034
Total revenues	$28,184	$28,075	$59,009	$58,959
Asia Pacific
Asia Pacific revenues decreased $484,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018. The decrease was primarily due to a $347,000 decrease in Travel revenue, a $79,000 decrease in Local revenues and a $58,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $347,000 was primarily due to the decreased number of e-mails sent. The decrease in Local revenues of $79,000 was primarily due to the decreased number of Local Deals vouchers sold.
Asia Pacific revenues decreased $841,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018. The decrease was primarily due to a $573,000 decrease in Travel revenue, a $132,000 decrease in Local revenues and a $136,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $573,000 was primarily due to the decreased number of e-mails sent. The decrease in Local revenues of $132,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues increased $182,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018. The increase was primarily due to a $613,000 increase in Travel revenues and a $92,000 increase in Local revenues, offset partially by a $523,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $613,000 was primarily due to the increased booking of vacation packages which the Company launched late last year. The increase in Local revenues of $92,000 was primarily due to the increased number of Local Deals vouchers sold.
Europe revenues increased $475,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018. The increase was primarily due to a $1.8 million increase in Travel revenues, offset partially by a $1.3 million negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.8 million was primarily due to the increased booking of vacation packages which the Company launched late last year.
North America
North America revenues increased $411,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018. This increase was primarily due to a $656,000 increase in Travel revenues, offset partially by a $245,000 decrease in Local revenues. The increase in Travel revenue of $656,000 was primarily due to the increased number of e-mails sent. The decrease in Local revenues of $245,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues increased $416,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018. This increase was primarily due to a $937,000 increase in Travel revenues, offset partially by a $521,000 decrease in Local revenues. The increase in Travel revenue of $937,000 was primarily due to a $569,000 increase in revenue related to e-mails sent and a $311,000 increase in commission earned from advertising. The decrease in Local revenues of $521,000 was primarily due to the decreased number of Local Deals vouchers sold.
For the three and six months ended June 30, 2019 and 2018, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.8 million and $3.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Cost of revenues was $5.7 and $6.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
Cost of revenue decreased $259,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to the decrease in customer service costs.
Cost of revenue decreased $698,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to a $458,000 decrease in customer service costs and a $146,000 decrease in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $15.4 million and $15.6 million for the three months ended June 30, 2019 and 2018, respectively. Sales and marketing expenses were $31.0 million and $31.2 million for the six months ended June 30, 2019 and 2018, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2019 and 2018, advertising expenses accounted for 21% and 20% of the total sales and marketing expenses, respectively. For the six months ended June 30, 2019 and 2018, advertising expenses accounted for 20% and 16% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our e-mail products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $271,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to a $565,000 decrease in trade and brand marketing expenses and a $471,000 decrease in salary and employee related expenses, offset partially by a $810,000 increase in member acquisition costs.
Sales and marketing expenses decreased $207,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to a $841,000 decrease in salary and employee related expenses and a $412,000 decrease in trade and brand marketing expenses, offset partially by a $1.0 million increase in member acquisition costs.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $1.8 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively. Product development expenses were $3.5 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively.
Product development expenses decreased $587,000 for three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to the decrease in salary and employee related expenses as the result of a decrease in headcount.
Product development expenses decreased $1.4 million for six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to the decrease in salary and employee related expenses as the result of a decrease in headcount.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.8 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses were $11.4 million and $11.8 million for the six months ended June 30, 2019 and 2018, respectively.
General and administrative expenses decreased $120,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to a $268,000 decrease in salary and employee related expenses and a $151,000 decrease in professional services, offset partially be a $237,000 increase in facilities costs.
General and administrative expenses decreased $310,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to a $695,000 decrease in salary and employee related expenses, offset partially be a $396,000 increase in facilities costs.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $953,000 and $631,000 for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 42% and 57% for the three months ended June 30, 2019 and 2018, respectively. Income tax expense was $2.7 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 38% and 40% for the six months ended June 30, 2019 and 2018, respectively.
Our effective tax rate decreased for the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 primarily due to the change of geographic mix of our worldwide taxable income and foreign losses not benefited. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses incurred by our operations in Asia Pacific, Canada and Europe, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Revenue	$1,580	$2,064	$3,245	$4,086
Operating loss	$(1,783)	$(1,472)	$(3,418)	$(3,212)
Operating loss as a % of revenue	(112.8)%	(71.3)%	(105.3)%	(78.6)%
Asia Pacific revenues decreased $484,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 (see “Revenues” above). Asia Pacific expenses decreased $173,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018. This decrease was primarily due to a $121,000 decrease in salary and employee related expenses.
Asia Pacific revenues decreased $841,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 (see “Revenues” above). Asia Pacific expenses decreased $635,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018. This decrease was primarily due to a $536,000 decrease in salary and employee related expenses.
Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $17,000 and $126,000 for the three and six months ended June 30, 2019, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $41,000 for the three months ended June 30, 2018. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $63,000 for the six months ended June 30, 2018.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Revenue	$8,682	$8,500	$19,255	$18,780
Operating profit	$584	$441	$2,721	$2,407
Operating profit as a % of revenue	6.7%	5.2%	14.1%	12.8%
Europe revenues increased $182,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 (see “Revenues” above). Europe expenses increased by $39,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to increase in member acquisition costs.
Europe revenues increased $475,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 (see “Revenues” above). Europe expenses increased $161,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $28,000 and $180,000 for the three and six months ended months ended June 30, 2019, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $16,000 and $205,000 for the three and six months ended June 30, 2018, respectively.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue	$17,922	$17,511	$36,509	$36,093
Operating profit	$3,623	$2,109	$8,092	$5,540
Operating profit as a % of revenue	20.2%	12.0%	22.2%	15.3%
North America revenues increased $411,000 for the three months ended June 30, 2019 from the three months ended June 30, 2018 (see “Revenues” above). North America expenses decreased $1.1 million for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to a $821,000 decrease in salary and employee related expenses as a result of our decrease in headcount, a $603,000 decrease in trade and brand marketing expenses and a $229,000 decrease in professional service expenses, offset partially by a $499,000 increase in member acquisition costs.
North America revenues increased $416,000 for the six months ended June 30, 2019 from the six months ended June 30, 2018 (see “Revenues” above). North America expenses decreased $2.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to a $1.6 million decrease in salary and employee related expenses as a result of our decrease in headcount, a $475,000 decrease in trade and brand marketing expenses and a $602,000 decrease in professional service expenses, offset partially by a $561,000 increase in member acquisition costs.
Liquidity and Capital Resources
As of June 30, 2019, we had $14.1 million in cash and cash equivalents, of which $9.5 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $18.0 million as of December 31, 2018 primarily as a result of cash provided by operating activities, offset partially by cash used for repurchases of our common stock. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$1,600	$780
Net cash used in investing activities	(874)	(3,590)
Net cash used in financing activities	(4,748)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(324)
Net decrease in cash, cash equivalents and restricted cash	$(4,017)	$(3,134)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2019 was $1.6 million, which consisted of net income of $4.4 million and adjustments for non-cash items of $1.9 million, offset by a $4.7 million decrease in cash from changes in operating assets and liabilities. The decrease in cash from changes in operating assets and liabilities primarily consisted of $2.8 million increase in accounts receivable and the $1.5 million net decrease in accounts payable and accrued expenses and other.
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

Cash paid for income, tax net of refunds received, during the six months ended June 30, 2019 and June 30, 2018 was $2.9 million and $2.2 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2019 and June 30, 2018 was $874,000 and $3.6 million, respectively. The cash used in investing activities for the six months ended June 30, 2019 was primarily due to $673,000 investment in WeekenGO and $201,000 in purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2018 was primarily due to $3.1 million investment in WeekenGO and $507,000 in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2019 was $4.7 million primarily due to a $6.5 million payment for repurchase common stock, offset partially by proceeds from the issuance of common stock, net of tax paid for the net share settlement, of $1.7 million. We did not use cash in financing activities for the six months ended June 30, 2018.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $441,000 as of June 30, 2019. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
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
During the six months ended June 30, 2019 and 2018, we generated a net income of $4.4 million and $3.0 million, respectively. During the year ended December 31, 2018, we generated net income of $4.7 million. Although we were profitable in 2018 and during the six months ended June 30, 2019 and 2018, there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales, hiring and/or marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	changes in general economic conditions (perceived or actual) that could impair consumer spending and adversely affect travel demand;

•	the magnitude and timing of marketing initiatives, including our acquisition of new members and our expansion efforts in other regions;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract, hire and retain key personnel;

•	our ability to maintain merchant and member satisfaction such that we are able to continue to attract high quality merchants, partners and clients;

•	our ability to manage our planned growth;

•	our ability to encourage our existing members to engage with our website and email products and to convert them to revenue-generating users;

•	our ability to attract users to our websites, which may be adversely affected by the audience shift to mobile devices;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	volatility of our operating results in new markets.

We may significantly increase our operating expenses related to advertising campaigns, as well as our hotel booking platform or travel package products, for a certain period if we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new members or engagement of existing members.
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
We have been expanding our hotel booking platform and investing in packaging technology which may result in an increase in costs to further develop our product offerings in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our hotel booking platform or our expanded travel product offerings, such as package offers, are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. To the extent that our room rates on our hotel booking platform or our package offers are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to the hotel booking platform or to our other travel product offerings to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. Furthermore, hotels may offer products and services on more favorable terms to consumers who transact directly with them. For example, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their own websites. We can give no assurances that the hotel booking platform or investment in packaging technology and expansion of package offers will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business
Our Local Deals business may be adversely impacted by competition and decreased consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require additional investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. The rate at which our existing customers purchase vouchers has declined in certain regions, and may continue to decline, given, among other things, increased competition in the marketplace and the decrease in demand of consumers for voucher deals. Historically, our customers often purchased a voucher when they received our emails, even though they may not have intended to use the voucher in the near term. The growth of competition and the marketplaces of deals have enabled customers to wait until they are ready to use the related vouchers before making purchases. This shift in purchasing behavior may adversely impact revenues. While we are continually evolving our strategy to address the changing market dynamics, we may not always be successful in doing so.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and Internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. In June 2017 and March 2019, the European Commission fined Google 2.4 billion Euros and 1.5 billion Euros, respectively, for anti-competitive behavior relating to its comparison shopping service and online search advertising services. If a major search engine, such as Google, changes its algorithms or results, whether as a result of a court order, investigation or other reason, in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

Additionally, an area of increased scrutiny, particularly in Europe, involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). In some of our contracts we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our performance marketing efficiency and results of operations.

Trends in consumer adoption and use of mobile devices create new challenges.
Widespread adoption of mobile devices, such as the iPhone and Android-enabled smart phones, and tablets such as the iPad and Surface, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, has been driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners have also seen a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings and travel concierge services. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different target consumers and different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on a desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We also rely on application marketplaces, or app stores, to drive downloads of our applications. In the future, marketplace operators may make changes to their marketplaces that make access to our products more difficult.
We have made progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings continue to present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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
Given our hotel booking platform and packaging technology consists of an agency model whereby we will facilitate reservations on behalf of a hotel or other supplier, the payment of hotel occupancy taxes and other taxes should be the responsibility of the applicable merchant. The intended business practice for our hotel booking platform and packaging technology will primarily be for the merchant or hotel or our packaging partner to be responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of accommodation reservations to our customers and, consequently, could make our hotel and packaging services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce reservation transactions. Either step could have a material adverse effect on our business and results of operations. We will continue to assess the risks of the potential financial impact of additional tax exposure.

Our business model may not be adaptable to a changing market.
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies and still relies significantly on e-mail communications with our members. If current clients/merchant partners decide not to continue advertising their offers with us and we are unable to replace them with new clients/merchant partners, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or if our current business model is not successful. For example, the trend toward mobile online traffic will require us to adapt our product offering to facilitate consumers' use of our products. If we do not adapt to this trend fully or quickly enough, we may lose advertising revenue as consumer usage may decline from our non-mobile traffic. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.

If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, tour operators,vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our members. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies/insolvencies. We can also experience a decline in advertisers making offers in certain destinations due to natural disasters, such as hurricanes, earthquakes, fires, floods and volcanic activity. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our members or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaways or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.

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

“Cookie” laws could negatively impact the way we do business.

A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience. Cookies are valuable tools to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of "cookies." To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our website might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.
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
For the six months ended June 30, 2019, our cash and cash equivalents decreased by $3.9 million to $14.1 million, of which $9.5 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
We are vulnerable to coordinated attempts to overload our systems with data, whether by bots or otherwise, which could result in denial or reduction of service to some or all of our users for a period of time. We have experienced denial of service attacks in the past, and may experience such attempts in the future. Any such event could reduce our revenue and harm our operating results and financial condition. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events. In addition, such incidents may also result in a decline in our active user base or engagement levels.
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
In May 2005, we began operations in the U.K. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France. In addition, from 2007 through 2009, we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, and Southeast Asia.
Our revenues in Asia decreased 21% in the six months ended June 30, 2019 from the same period last year. Our operations in Asia generated an operating loss before tax of $3.4 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively. Our revenues in Europe increased 3% in the six months ended June 30, 2019 from the same period last year. Our operations in Europe generated an operating income before tax of $2.7 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.
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
We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired businesses in Asia Pacific, including Australia, China, Hong Kong, Japan, and Southeast Asia. If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed. Expansions into foreign markets involve risks and uncertainties, including, among other things, potential distraction of management from operations in North America and Europe, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. It may take us longer than expected to fully realize the anticipated benefits of the Asia Pacific transaction, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. If we are unsuccessful in expanding in new and existing international markets and effectively managing the increased costs of the expansion, our business, results of operations and financial condition will be adversely affected. We are also subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws, and foreign exchange rate volatility.
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
We spent $5.0 million on marketing initiatives relating to member acquisition and marketing for the six months ended June 30, 2019 and expect to continue to spend significant amounts to acquire additional members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members throughout the travel planning, booking and trip-taking phases. We must continue to retain and acquire members and ensure that our members are engaged and converted into revenue-generating users in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.

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
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with search engines like Google that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching travel products. For example, Google has continued to add features and functionality to its flight and hotel metasearch products (“Google Flights” and “Hotel Ads”), which have grown and are continuing to grow rapidly and has also further integrated its “Book on Google” reservation functionality into the Hotel Ads product. We compete with travel metasearch engines like Kayak.com (owned by Booking Holdings) and online travel and entertainment deal publishers (including online restaurant reservation services). We compete with large online travel agencies like the Expedia Group and Booking Holdings, as well as thousands of individual travel agencies around the world, that also offer advertising placements and hotel booking platforms and capture consumer interest. As a result of our acquisition of Travelzoo Asia Pacific, we compete or may compete in the future with large online travel service providers, like Ctrip (which owns Trip.com) and eLong. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large companies that have significant resources and substantial international operations. These large companies have completed acquisitions to further consolidate the online travel industry. For example, Ctrip acquired Skyscanner and Priceline (now Booking Holdings) acquired Momondo. The Expedia Group is comprised of Travelocity, Orbitz, Hotels.com, Hotwire, Trivago, and HomeAway, among others. Booking Holdings owns Booking.com, Priceline.com, Agoda.com, Kayak.com, Cheapflights, Rentalcars.com, Momondo, and OpenTable, among others. The continued consolidation of the global travel market may impact our ability to compete in certain areas.

There has also been a proliferation of new channels and platforms through which accommodation providers can offer reservations.  For example, companies such as Airbnb (which recently acquired HotelTonight), HomeAway and VRBO (which are both owned by Expedia Group) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their alternative accommodations where travelers can search and book such properties and compete with our hotel booking platform and hotel offers. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.
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
We also rely on certain third party computer systems and third party service providers, including Global Distribution Systems and computerized central reservation systems, in connection with providing certain of our hotel booking services and travel package offerings. Any interruption in these third party services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions.

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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended June 30, 2019, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.43 to $20.91. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of June 30, 2019, Azzurro is the Company's largest stockholder, holding approximately 48.5% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 50.6%of the voting power.
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
In certain states and foreign jurisdictions, our Local Deals and Getaways vouchers may be considered gift cards. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payment under this voluntary program for the three months ended June 30, 2019.
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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury tasked with implementing the requirements of the Bank Secrecy Act, recently issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaways programs, would only be subject to registration if the vouchers exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.

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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $3,000 foreign exchange loss for the six month ended June 30, 2019.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO)), as of June 30, 2019, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 250,000 shares of our equity securities during the three months ended June 30, 2019.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Repurchased Under the Programs
April 1, 2019–April 30, 2019	—	$—	—	1,000,000
May 1, 2019–May 31, 2019	250,000	$19.47	250,000	750,000
June 1, 2019–June 30, 2019	—	$—	—	750,000
	250,000		250,000

In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2019, the Company repurchased 250,000 shares of common stock and therefore there were 750,000 shares remaining to be repurchased under this program as of June 30, 2019.

Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3‡	—	Travelzoo's Certificate of Incorporation to Authorize a Reduction of the Authorized Number of Shares of Our Common Stock from 40,000,000 to 20,000,000 Shares

3.4	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO
(Registrant)

By:	/s/ LISA SU
Lisa Su
On behalf of the Registrant and as Chief Accounting Officer

Date: August 9, 2019