Form 10-Q
period 2019-09-30
TRAVELZOO
filed 2019-11-01
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of October 25, 2019 was 11,679,033 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,605	$18,017
Accounts receivable, less allowance for doubtful accounts of $943 and $692 as of September 30, 2019 and December 31, 2018, respectively	12,317	12,646
Income tax receivable	930	389
Deposits	141	167
Prepaid expenses and other	1,965	1,947
Total current assets	26,958	33,166
Deposits and other	669	685
Deferred tax assets	1,347	1,645
Restricted cash	1,308	1,444
Investment in WeekenGO	2,635	2,694
Operating lease right-of-use assets	17,523	—
Property and equipment, net	3,142	3,790
Total assets	$53,582	$43,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,007	$17,129
Accrued expenses and other	6,866	7,853
Deferred revenue	1,119	1,339
Operating lease liabilities	7,028	—
Income tax payable	446	489
Total current liabilities	28,466	26,810
Long-term tax liabilities	343	418
Long-term operating lease liabilities	12,291	—
Long-term deferred rent and other	84	2,137
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,679 and 11,962 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	117	120
Additional paid in capital	—	—
Retained earnings	16,731	18,153
Accumulated other comprehensive loss	(4,450)	(4,214)
Total stockholders’ equity	12,398	14,059
Total liabilities and stockholders’ equity	$53,582	$43,424

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$25,505	$25,301	$84,514	$84,260
Cost of revenues	2,980	2,987	8,683	9,388
Gross profit	22,525	22,314	75,831	74,872

Operating expenses:
Sales and marketing	14,233	13,375	45,196	44,545
Product development	1,478	2,297	4,980	7,194
General and administrative	5,600	5,928	17,046	17,684
Total operating expenses	21,311	21,600	67,222	69,423
Income from operations	1,214	714	8,609	5,449
Other income (expense), net	(138)	(91)	(380)	100
Income before income taxes	1,076	623	8,229	5,549
Income tax expense	770	505	3,475	2,452
Net income	$306	$118	$4,754	$3,097

Net income per share—basic	$0.03	$0.01	$0.40	$0.25
Net income per share—diluted	$0.03	$0.01	$0.39	$0.25

Shares used in computing basic net income per share	11,767	12,314	11,894	12,412
Shares used in computing diluted net income per share	11,956	12,663	12,152	12,630

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$306	$118	$4,754	$3,097
Other comprehensive income (loss):
Foreign currency translation adjustment	(221)	138	(236)	(380)
Total comprehensive income	$85	$256	$4,518	$2,717

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,754	$3,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999	1,390
Stock-based compensation	876	763
Deferred income tax	431	(96)
Gain from sale of property and equipment	—	(143)
Loss on equity investment in WeekenGO	611	85
Net foreign currency effect	59	(77)
Other	132	77
Changes in operating assets and liabilities:
Accounts receivable	(127)	(1,086)
Income tax receivable	(541)	(350)
Prepaid expenses and other	(3)	420
Accounts payable	(3,971)	(3,600)
Accrued expenses and other	(442)	(248)
Income tax payable	(36)	(65)
Other liabilities	(816)	(131)
Net cash provided by operating activities	1,926	36
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	150
Investment in WeekenGO	(673)	(3,083)
Purchases of property and equipment	(350)	(666)
Net cash used in investing activities	(1,023)	(3,599)
Cash flows from financing activities:
Repurchase of common stock	(8,768)	(2,873)
Proceeds from exercise of stock options, net of taxes paid for net share settlement of equity awards	1,712	—
Net cash used in financing activities	(7,056)	(2,873)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	(333)
Net decrease in cash, cash equivalents and restricted cash	(6,548)	(6,769)
Cash, cash equivalents and restricted cash at beginning of period	19,461	24,001
Cash, cash equivalents and restricted cash at end of period	$12,913	$17,232
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,776	$2,963
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,578	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$4,084	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	163	—	—	163
Repurchase and retirement of common stock	(100)	(1)	(137)	(1,452)	—	(1,590)
Taxes paid for net share settlement of equity awards	3	—	(26)	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Net income	—	—	—	3,120	—	3,120
Balances, March 31, 2019	11,865	119	—	19,821	(4,303)	15,637
Stock-based compensation expense	—	—	319	—	—	319
Repurchase and retirement of common stock	(250)	(2)	(2,055)	(2,812)	—	(4,869)
Exercise of stock options and taxes paid for net share settlement of equity awards	250	2	1,736	—	—	1,738
Foreign currency translation adjustment	—	—	—	—	74	74
Net income	—	—	—	1,328	—	1,328
Balances, June 30, 2019	11,865	119	—	18,337	(4,229)	14,227
Stock-based compensation expense	—	—	394	—	—	394
Repurchase and retirement of common stock	(186)	(2)	(394)	(1,912)	—	(2,308)
Foreign currency translation adjustment	—	—	—	—	(221)	(221)
Net income	—	—	—	306	—	306
Balances, September 30, 2019	11,679	$117	$—	$16,731	$(4,450)	$12,398

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2018	12,462	$125		$16,550	$(3,597)	$13,078
Stock-based compensation expense	—	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	(183)	(183)
Net income	—	—	—	2,502	—	2,502
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	1,314	—	1,314
Balances, March 31, 2018	12,462	125	173	20,366	(3,780)	16,884
Stock-based compensation expense	—	—	349	—	—	349
Foreign currency translation adjustment	—	—	—	—	(335)	(335)
Net income	—	—	—	477	—	477
Balances, June 30, 2018	12,462	125	522	20,843	(4,115)	17,375
Stock-based compensation expense	—	—	243	—	—	243
Repurchase and retirement of common stock	(218)	(3)	(765)	(2,107)	—	(2,875)
Foreign currency translation adjustment	—	—	—	—	138	138
Net income	—	—	—	118	—	118
Balances, September 30, 2018	12,244	$122	$—	$18,854	$(3,977)	$14,999

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® provides our members insider deals and one-of-a-kind experiences personally reviewed by our deal experts around the globe. With 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20 email newsletter, the Newsflash email alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of September 30, 2019, Azzurro is the Company's largest stockholder, holding approximately 47.0% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 49.1% of the voting power.
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
In April 2018, Travelzoo entered into an agreement with WeekenGO GmbH ("WeekenGo"), a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo initially invested $3.0 million in WeekenGO for a 25% ownership interest. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. WeekenGO is in the process of obtaining additional capital funding. If WeekenGO is unsuccessful in this round of funding, it will face cash flow liquidity risk, and the Company’s investment in WeekenGO may become impaired.
During the three and nine months ended September 30, 2019, the Company recorded $323,000 and $732,000, respectively, for its share of WeekenGO losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.
WeekenGO signed a $2.1 million insertion order for advertising with Travelzoo in April 2018. The Company's advertising services provided to WeekenGO in the three and nine months ended September 30, 2019 were $130,000 and $924,000, respectively.
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period, and the Company makes no representations related thereto.

(b) Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial position and results of operations.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$11,605	$18,017
Restricted cash	1,308	1,444
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$12,913	$19,461
The Company’s restricted cash was included in noncurrent assets as of September 30, 2019 and December 31, 2018.
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
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of hotel booking platform and vacation packages. The Company's disaggregated revenues are included in "Note 8: Segment Reporting and Significant Customer Information".
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
For transaction based revenues, including products such as Local Deals, Getaways, hotel platform and vacation packages, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) versus an agent (i.e., report revenue on a net basis). The Company reports transaction revenue on a net basis because the supplier is primarily responsible for providing the underlying service and we do not control the service provided by the supplier prior to its transfer to the customer.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2018, $1.3 million was recorded as deferred revenue, of which $89,000 and $1.1 million was recognized as revenue during the three and nine months ended September 30, 2019, respectively.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$306	$118	$4,754	$3,097
Denominator:
Weighted average common shares—basic	11,767	12,314	11,894	12,412
Effect of dilutive securities: stock options	189	349	258	218
Weighted average common shares—diluted	11,956	12,663	12,152	12,630

Net income per share—basic	$0.03	$0.01	$0.40	$0.25
Net income per share—diluted	$0.03	$0.01	$0.39	$0.25
For the three and nine months ended September 30, 2019, options to purchase 1,050,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, options to purchase 220,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Commitments and Contingencies
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Netsurfers. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfers promotional shares as further described below.

During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three and nine months ended September 30, 2019 and 2018.
The total cost of this program cannot be reliably estimated because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price. The Company’s common stock price affects the liability because the amount of cash payments under the program is based in part on the recent level of the stock price at the date valid requests are received. The Company does not know how many of the requests for shares originally received by Netsurfers in 1998 were valid, but the Company believes that only a portion of such requests were valid. In order to receive payment under this voluntary program, a person is required to establish that such person validly held shares in Netsurfers.
The Company has operating leases. Refer to Note 9 for contractual commitments as of September 30, 2019.
Local Deals and Getaways merchant payables included in accounts payable were $7.1 million and $11.8 million, as of September 30, 2019 and December 31, 2018, respectively.
Note 4: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, Japan, Hong Kong, and the U.K. For the three months ended September 30, 2019 and 2018, the Company's effective tax rate was 72% and 81%, respectively. For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate was 42% and 44%, respectively. The Company's effective tax rate decreased for the three and nine months ended September 30, 2019 from the corresponding three and nine months ended September 30, 2018, primarily due to the geographic mix of income from continuing operations, and foreign losses not benefited.
As of September 30, 2019, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $469,000.
The Company maintains liabilities for uncertain tax positions. At September 30, 2019, the Company had approximately $145,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2019 and December 31, 2018, the Company had approximately $204,000 and $212,000 in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2015 and is subject to California tax examinations for years after 2013.
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

Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$(4,229)	$(4,115)	$(4,214)	$(3,597)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(221)	138	(236)	(380)
Ending balance	$(4,450)	$(3,977)	$(4,450)	$(3,977)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018.
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
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. Stock-based compensation related to these options was fully expensed. As of September 30, 2019, 400,000 options were vested and outstanding.
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

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. During the nine months ended September 30, 2019, 250,000 options were exercised. As of September 30, 2019, 150,000 options were outstanding and 100,000 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2019, related to these option grants was $143,000 and $430,000, respectively. As of September 30, 2019, there was approximately $143,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.

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
In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of September 30, 2019, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2019, related to these option grants was $22,000 and $67,000, respectively. As of September 30, 2019, there was approximately $235,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.6 years.

In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of September 30, 2019, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2019, related to these option grants was $21,000 and $53,000, respectively. As of September 30, 2019, there was approximately $226,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.7 years.
In May 2019, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and become exercisable in September 2019, and the remaining 75,000 will vest in three equal installments starting on May 20, 2021 and ending on May 20, 2023. As of September 30, 2019, 100,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2019, related to these option grants was $93,000 and $239,000, respectively. As of September 30, 2019, there was approximately $639,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.6 years.
In September 2019, the Company granted employees stock options to purchase 450,000 shares of common stock with an exercise price of $10.79, of which 112,500 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. These grants are subject to approval by the shareholders of the Company at the 2020 annual meeting of shareholders and may be unwound if approval is not received. The options expire in 2024. As of September 30, 2019, 450,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2019, related to these option grants was $46,000. As of September 30, 2019, there was approximately $2.2 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.9 years.
In September 2019, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $10.79, of which 50,000 shares are exercisable quarterly starting March 31, 2020 and ending on December 31, 2021. This grant is subject to approval by the shareholders of the Company at the 2020 annual meeting of shareholders and may be unwound if approval is not received. The options expire in 2024. As of September 30, 2019, 400,000 options were outstanding and none of these options were vested. Total stock-based compensation for the three and nine months ended September 30, 2019, related to these option grants was $68,000. As of September 30, 2019, there was approximately $1.8 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.3 years.
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
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three and nine months ended September 30, 2019, the Company repurchased 186,369 and 436,369 shares of common stock for an aggregate purchase price of $2.3 million and $7.2 million, respectively, under this stock repurchase program.

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
The following is a summary of operating results (in thousands) by business segment:

Three Months Ended September 30, 2019	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,630	$9,432	$14,443	$25,505
Intersegment revenues (expenses)	43	(938)	895	—
Total net revenues	1,673	8,494	15,338	25,505
Operating profit (loss)	$(2,051)	$815	$2,450	$1,214

Three Months Ended September 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$1,977	$8,396	$14,928	$25,301
Intersegment revenues (expenses)	10	(18)	8	—
Total net revenues	1,987	8,378	14,936	25,301
Operating profit (loss)	$(1,600)	$940	$1,374	$714

Nine Months Ended September 30, 2019	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$4,822	$29,619	$50,073	$84,514
Intersegment revenues (expenses)	96	(1,870)	1,774	—
Total net revenues	4,918	27,749	51,847	84,514
Operating profit (loss)	$(5,469)	$3,536	$10,542	$8,609

Nine Months Ended September 30, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$6,092	$27,255	$50,913	$84,260
Intersegment revenues (expenses)	(19)	(97)	116	—
Total net revenues	6,073	27,158	51,029	84,260
Operating profit (loss)	$(4,812)	$3,347	$6,914	$5,449
Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with Travelzoo and its wholly owned subsidiaries.
For the three and nine months ended September 30, 2019 and 2018, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2019 and December 31, 2018, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Asia Pacific
Travel	$1,619	$1,851	$4,751	$5,682
Local	54	136	167	391
Total Asia Pacific revenues	$1,673	$1,987	$4,918	$6,073
Europe
Travel	$7,727	$7,387	$24,804	$23,849
Local	767	991	2,945	3,309
Total Europe revenues	$8,494	$8,378	$27,749	$27,158
North America
Travel	$12,898	$12,224	$44,467	$42,856
Local	2,440	2,712	7,380	8,173
Total North America revenues	$15,338	$14,936	$51,847	$51,029
Consolidated
Travel	$22,244	$21,462	$74,022	$72,387
Local	3,261	3,839	10,492	11,873
Total revenues	$25,505	$25,301	$84,514	$84,260
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
United States	$13,817	$13,472	$47,041	$46,564
United Kingdom	4,335	4,921	14,930	15,940
Germany	2,830	2,832	9,262	9,123
Rest of the world	4,523	4,076	13,281	12,633
Total revenues	$25,505	$25,301	$84,514	$84,260

The following table sets forth property and equipment by geographic area (in thousands):

	September 30,	December 31,
	2019	2018
United States	$2,514	$3,035
Rest of the world	628	755
Total long lived assets	$3,142	$3,790
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

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2019 ((in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$995	$3,337
Short-term lease cost	45	771
Variable lease cost	329	925
Sublease income	(84)	(252)
Total lease cost	$1,285	$4,781
For the three and nine months ended September 30, 2019, cash payments against the operating lease liabilities totaled $1.5 million and $4.1 million, respectively. ROU assets obtained in exchange for lease obligations was $4.8 million and $7.6 million for three and nine months ended September 30, 2019.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

September 30, 2019
Assets:
Operating lease right-of-use assets	$17,523

Liabilities:
Operating lease liabilities	$7,028
Long-term operating lease liabilities	12,291
Total operating lease liabilities	$19,319

Weighted average remaining lease term (years)	3.42
Weighted average discount rate	4.4%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$1,902
2020	6,875
2021	5,279
2022	3,794
2023	1,924
Thereafter	1,037
Total lease payments	20,811
Less interest	(1,492)
Present value of operating lease liabilities	$19,319

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
Overview
Travelzoo® provides our 28 million members insider deals and one-of-a-kind experiences personally reviewed by our deal experts around the globe. With 25 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 2,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20 email newsletter, and the Newsflash email alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
More than 2,000 companies use our services, including but not limited to, Air France, Air New Zealand, British Airways, Cathay Pacific Airways, Ctrip, Emirates, Etihad, Expedia, Fairmont Hotels and Resorts, Hawaiian Airlines, Hilton Hotels & Resorts, InterContinental Hotels Group, JPB Corporation, Lion World Travel, Lufthansa, Nexus Holidays, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts Worldwide, Tourism Australia, Tourism Ireland, and United Airlines.
We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S.
In April 2018, the Company entered into an agreement with WeekenGO, a startup company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%.
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
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, Travelzoo website, Newsflash, Travelzoo Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of emails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the emails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
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
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company’s headcount is the main driver of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase. We expect our continued expansion into foreign markets to result in an increase in our general and administrative expenses. We expect an increase in professional fees for various initiatives.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, foreign, federal, state and local tax law and regulations and changes thereto. Our income taxes are also dependent on the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns that result in adjustments, resolution of uncertain tax positions and different treatments for certain items for tax versus books, such as the disposition of our Asia Pacific business in 2009 and the acquisition of our Asia Pacific business in 2015. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth. Some examples of our efforts to expand our business internationally since our inception in the U.S. have been expansion to the U.K. in 2005, Canada in 2006, Germany in 2006, France in 2007, and Spain in 2008. In addition, from 2007 through 2009 we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, and Southeast Asia. We also have launched new products to grow our revenue, such as Local Deals in 2010, Getaways in 2011, as well as our mobile application launches in 2011 and 2012. In late 2012, we bought an online hotel platform to assist in our development of a product to better serve hotels and to facilitate the development of our hotel platform. We have also increased our spending on addressing the shift of our audience to mobile devices and social media. In April 2018, the Company entered into an agreement with WeekenGO, a startup company in Germany. WeekenGO uses technology to promote vacation packages. Travelzoo invested $3.0 million in WeekenGO for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. WeekenGO is in the process of obtaining additional capital funding. If WeekenGO is unsuccessful in this round of funding, it will face cash flow liquidity risk, and the Company’s investment in WeekenGO may become impaired.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.7	11.8	10.3	11.1
Gross profit	88.3	88.2	89.7	88.9
Operating expenses:
Sales and marketing	55.8	52.9	53.5	52.9
Product development	5.8	9.1	5.9	8.5
General and administrative	22.0	23.4	20.2	21.0
Total operating expenses	83.6	85.4	79.6	82.4
Income from operations	4.7	2.8	10.1	6.5
Other income (loss), net	(0.5)	(0.3)	(0.4)	0.1
Income before income taxes	4.2	2.5	9.7	6.6
Income tax expense	3.0	2.0	4.1	2.9
Net income	1.2%	0.5%	5.6%	3.7%

Operating Metrics
The following table sets forth selected operating metrics for Asia Pacific, Europe and North America:

	Three Months Ended
	September 30,
	2019	2018
Asia Pacific
Total members (1)	3,648,000	3,638,000
Average cost per acquisition of a new member	$3.87	$2.09
Revenue per member (2)	$1.81	$2.24
Revenue per employee (3)	$84,000	$95,000
Mobile application downloads	818,000	765,000
Social media followers	608,000	594,000
Europe
Total members (1)	9,121,000	8,758,000
Average cost per acquisition of a new member	$2.19	$2.15
Revenue per member (2)	$4.22	$4.25
Revenue per employee (3)	$249,000	$225,000
Mobile application downloads	2,033,000	1,825,000
Social media followers	889,000	883,000
North America
Total members (1)	17,630,000	17,491,000
Average cost per acquisition of a new member	$2.20	$1.37
Revenue per member (2)	$3.96	$3.92
Revenue per employee (3)	$368,000	$318,000
Mobile application downloads	3,636,000	3,385,000
Social media followers	3,232,000	3,123,000
Consolidated
Total members (1)	30,273,000	29,758,000
Average cost per acquisition of a new member	$2.33	$1.74
Revenue per member (2)	$3.79	$3.82
Revenue per employee (3)	$272,000	$241,000
Mobile application downloads	6,487,000	5,975,000
Social media followers	4,729,000	4,600,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Asia Pacific
Travel	$1,619	$1,851	$4,751	$5,682
Local	54	136	167	391
Total Asia Pacific revenues	$1,673	$1,987	$4,918	$6,073
Europe
Travel	$7,727	$7,387	$24,804	$23,849
Local	767	991	2,945	3,309
Total Europe revenues	$8,494	$8,378	$27,749	$27,158
North America
Travel	$12,898	$12,224	$44,467	$42,856
Local	2,440	2,712	7,380	8,173
Total North America revenues	$15,338	$14,936	$51,847	$51,029
Consolidated
Travel	$22,244	$21,462	$74,022	$72,387
Local	3,261	3,839	10,492	11,873
Total revenues	$25,505	$25,301	$84,514	$84,260
Asia Pacific
Asia Pacific revenues decreased $314,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018. The decrease was primarily due to a $180,000 decrease in Travel revenue, a $76,000 decrease in Local revenues and a $58,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $180,000 was primarily due to the decreased number of emails sent. The decrease in Local revenues of $76,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Asia Pacific revenues decreased $1.2 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. The decrease was primarily due to a $753,000 decrease in Travel revenue, a $209,000 decrease in Local revenues and a $194,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $753,000 was primarily due to the decreased number of emails sent. The decrease in Local revenues of $209,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Europe
Europe revenues increased $116,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018. The increase was primarily due to a $715,000 increase in Travel revenues, offset partially by a $188,000 decrease in Local revenues and a $411,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $715,000 was primarily due to the increased number of emails sent. The decrease in Local revenues of $188,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe revenues increased $591,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. The increase was primarily due to a $2.5 million increase in Travel revenues, offset partially by a $187,000 decrease in Local revenues and a $1.7 million negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $2.5 million was primarily due to the increased number of emails sent. The decrease in Local revenues of $187,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America

North America revenues increased $402,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018. This increase was primarily due to a $674,000 increase in Travel revenues, offset partially by a $272,000 decrease in Local revenues. The increase in Travel revenue of $674,000 was primarily due to the increased number of emails sent. The decrease in Local revenues of $272,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America revenues increased $818,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. This increase was primarily due to a $1.6 million increase in Travel revenues, offset partially by a $793,000 decrease in Local revenues. The increase in Travel revenue of $1.6 million was primarily due to increased number of emails sent. The decrease in Local revenues of $793,000 was primarily due to the decreased number of Local Deals vouchers sold.
For the three and nine months ended September 30, 2019 and 2018, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.0 million for each of the three months ended September 30, 2019 and September 30, 2018, respectively. Cost of revenues was $8.7 and $9.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Cost of revenue decreased slightly by $7,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018.
Cost of revenue decreased $705,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to a $647,000 decrease in customer service costs.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $14.2 million and $13.4 million for the three months ended September 30, 2019 and 2018, respectively. Sales and marketing expenses were $45.2 million and $44.5 million for the nine months ended September 30, 2019 and 2018, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2019 and 2018, advertising expenses accounted for 19% and 11% of the total sales and marketing expenses, respectively. For the nine months ended September 30, 2019 and 2018, advertising expenses accounted for 20% and 15% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $858,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to a $800,000 increase in member acquisition costs.
Sales and marketing expenses increased $651,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to a $1.7 million increase in member acquisition costs, offset partially by a $780,000 decrease in facilities costs and a $378,000 decrease in salary, employee and contractor related expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $1.5 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. Product development expenses were $5.0 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Product development expenses decreased $819,000 for three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to the decrease in salary and employee related expenses as the result of a decrease in headcount.
Product development expenses decreased $2.2 million for nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to a $1.7 million decrease in salary and employee related expenses as the result of a decrease in headcount and a $301,000 decrease in professional service expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.6 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses were $17.0 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively.
General and administrative expenses decreased $328,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to a $381,000 decrease in professional service expenses.
General and administrative expenses decreased $638,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to a $790,000 decrease in professional service expenses.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $770,000 and $505,000 for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 72% and 81% for the three months ended September 30, 2019 and 2018, respectively. Income tax expense was $3.5 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 42% and 44% for the nine months ended September 30, 2019 and 2018, respectively.
Our effective tax rate decreased for the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 primarily due to the change of geographic mix of our worldwide taxable income and foreign losses not benefited. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations in Asia Pacific, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income in Asia Pacific and the need for valuation allowances on certain tax assets, if any. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Segment Information
Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Revenue	$1,673	$1,987	$4,918	$6,073
Operating loss	$(2,051)	$(1,600)	$(5,469)	$(4,812)
Operating loss as a % of revenue	(122.6)%	(80.5)%	(111.2)%	(79.2)%
Asia Pacific revenues decreased $314,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 (see “Revenues” above). Asia Pacific expenses increased $137,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018. This increase was primarily due to a $309,000 one-time consulting fee for developing Asia Pacific's operating strategy, offset partially by a $157,000 decrease in salary and employee related expenses.
Asia Pacific revenues decreased $1.2 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 (see “Revenues” above). Asia Pacific expenses decreased $498,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. This decrease was primarily due to a $799,000 decrease in salary and employee related expenses, offset partially by a $309,000 one-time consulting fee for developing Asia Pacific's operating strategy.
Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $30,000 and $289,000 for the three and nine months ended September 30, 2019, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our loss from our operations in Asia Pacific by approximately $44,000 for the three months ended September 30, 2018. Foreign currency movements relative to the U.S. dollar negatively impacted our loss from our operations in Asia Pacific by approximately $42,000 for the nine months ended September 30, 2018.
Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Revenue	$8,494	$8,378	$27,749	$27,158
Operating profit	$815	$940	$3,536	$3,347
Operating profit as a % of revenue	9.6%	11.2%	12.7%	12.3%
Europe revenues increased $116,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 (see “Revenues” above). Europe expenses increased by $241,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to a $359,000 increase in trade and brand marketing expenses and a $245,000 increase in member acquisition costs, offset partially by a $288,000 decrease in salary and employee related expenses.
Europe revenues increased $591,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 (see “Revenues” above). Europe expenses increased $402,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to a $703,000 increase in member acquisition costs and a $422,000 increase in trade and brand marketing expenses, offset partially by a $603,000 decrease in salary and employee related expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $46,000 and $218,000 for the three and nine months ended months ended September 30, 2019, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $4,000 for the three months ended September 30, 2018. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $189,000 for the nine months ended September 30, 2018
North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue	$15,338	$14,936	$51,847	$51,029
Operating profit	$2,450	$1,374	$10,542	$6,914
Operating profit as a % of revenue	16.0%	9.2%	20.3%	13.5%
North America revenues increased $402,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 (see “Revenues” above). North America expenses decreased $674,000 for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to a $341,000 decrease in professional service expenses, a $339,000 decrease in rent expenses and a $277,000 decrease in salary and employee related expenses, offset partially by a $429,000 increase in member acquisition costs.
North America revenues increased $818,000 for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 (see “Revenues” above). North America expenses decreased $2.8 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to a $1.7 million decrease in salary and employee related expenses, a $1.0 million decrease in professional service expenses, a $628,000 decrease in trade and brand marketing expenses, a $400,000 decrease in rent expenses, offset partially by a $989,000 increase in member acquisition costs.
Liquidity and Capital Resources
As of September 30, 2019, we had $11.6 million in cash and cash equivalents, of which $8.7 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $18.0 million as of December 31, 2018 primarily by cash used for repurchases of our common stock, offset partially by cash provided by operating activities. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$1,926	$36
Net cash used in investing activities	(1,023)	(3,599)
Net cash used in financing activities	(7,056)	(2,873)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	(333)
Net decrease in cash, cash equivalents and restricted cash	$(6,548)	$(6,769)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2019 was $1.9 million, which consisted of net income of $4.8 million and adjustments for non-cash items of $3.1 million, offset by a $5.9 million decrease in cash from changes in operating assets and liabilities. The decrease in cash from changes in operating assets and liabilities primarily consisted of the $4.4 million net decrease in accounts payable and accrued expenses.
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $36,000, which consisted of net income of $3.1 million and adjustments for non-cash items of $2.0 million, offset by a $5.1 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.4 million depreciation and amortization expense and $763,000 of stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities primarily consisted of $3.6 million decrease in accounts payable and $1.1 million increase in accounts receivable.

Cash paid for income tax, net of refunds received, during the nine months ended September 30, 2019 and September 30, 2018 was $3.8 million and $3.0 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2019 and September 30, 2018 was $1.0 million and $3.6 million, respectively. The cash used in investing activities for the nine months ended September 30, 2019 was primarily due to $673,000 investment in WeekenGO and $350,000 in purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2018 was primarily due to $3.1 million investment in WeekenGO and $666,000 in purchases of property and equipment, offset partially by $150,000 proceeds from sale of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2019 was $7.1 million primarily due to a $8.8 million payment for repurchase common stock, offset partially by proceeds from the issuance of common stock, net of tax paid for the net share settlement, of $1.7 million. Net cash used in financing activities for the nine months ended September 30, 2018 was due to repurchases of our common stock.
Although we have settled the states unclaimed property claims with all states, we may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to us by April 25, 2004. Therefore, we are continuing our voluntary program under which we make cash payments to individuals related to the promotional shares for individuals whose residence was unknown by us and who establish that they satisfied the conditions to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by us.

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Netsurfers, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the voluntary program under which we make cash payments to people who establish that they were former stockholders of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this voluntary program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $349,000 as of September 30, 2019. See "Note 4: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Dollar. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $58,000 foreign exchange loss for the nine months ended September 30, 2019.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO)), as of September 30, 2019, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 3—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and Internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. In June 2017 and March 2019, the European Commission fined Google 2.4 billion Euros and 1.5 billion Euros, respectively, for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. If a major search engine, such as Google, changes its algorithms or results, whether as a result of a court order, investigation or other reason, in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.
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
Events like Middle East conflicts, terrorist attacks, mass shooting incidents and natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks and natural disasters, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism" including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
There has also been a proliferation of new channels and platforms through which accommodation providers can offer reservations.  For example, companies such as Airbnb (which recently acquired HotelTonight),HomeAway and VRBO (which are both owned by Expedia Group) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their alternative accommodations where travelers can search and book such properties and compete with our hotel booking platform and hotel offers. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.
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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment related laws and regulations, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property ownership and infringement, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, health and safety, and vacation packaging.
Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, partners, or agents will not violate such laws and regulations or the Company’s policies and procedures.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 186,369 shares of our equity securities during the three months ended September 30, 2019.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Repurchased Under the Programs
July 1, 2019–July 31, 2019	72,673	$12.73	72,673	677,327
August 1, 2019–August 31, 2019	56,955	$12.15	56,955	620,372
September 1, 2019–September 30, 2019	56,741	$12.18	56,741	563,631
	186,369		186,369

In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended September 30, 2019, the Company repurchased 186,369 shares of common stock and therefore there were 563,631 shares remaining to be repurchased under this program as of September 30, 2019.

Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Travelzoo's Certificate of Incorporation to Authorize a Reduction of the Authorized Number of Shares of Our Common Stock from 40,000,000 to 20,000,000 Shares

3.4	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 1, 2019