Form 10-K
period 2019-12-31
TRAVELZOO
filed 2020-03-20
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No.: 000-50171
_______________________________________________________________________________
Travelzoo
(Exact name of registrant as specified in its charter)
 ________________________________________________________________________________

DELAWARE	36-4415727
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

590 Madison Avenue, 35th Floor New York, New York	10022
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $90,562,000.
The number of shares of the Registrant's common stock outstanding as of March 3, 2020 was 11,451,329 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo® provides our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With 22 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers–our long-standing relationships give Travelzoo members access to irresistible deals.
Travelzoo ((“Travelzoo” or the “Company”) attracts a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. Our email newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 8.3 million to 10.9 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content including The Los Angeles Times and The Chicago Tribune. We have over 4.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 6.6 million times.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, and the Newsflash email alert service. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. The Travelzoo website includes Local Deals and Getaway listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
More than 5,000 companies use our services, including Air France, Air New Zealand, Alaska Airlines, British Airways, Cathay Pacific Airways, Emirates, Etihad, Fairmont Hotels and Resorts, Gate 1 Travel, Hawaiian Airlines, Hilton Hotels & Resorts, Hyatt Corporation, InterContinental Hotels Group, Lufthansa, Key Tours International, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts and United Airlines.
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
In April 2018, we entered into an agreement with weekengo gmbH (“WeekenGO”), a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. We originally invested $3.0 million in WeekenGO for a 25% ownership interest in April 2018. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. On February 11, 2020, Travelzoo signed an amended investment agreement with WeekenGO and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeekenGO meets certain internal targets.

We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the United Kingdom. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2019, Asia Pacific operations were 6% of revenues, European operations were 33% of revenues and North American operations were 61% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2019, Azzurro is the Company's largest stockholder, holding approximately 47.8% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 48.2% of the voting power.
As of December 31, 2019, there were 11,479,033 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. We believe there is a sizable travel and entertainment industry in which we participate in that provides an opportunity to find high quality deals for our members. According to the World Trade & Tourism Council, global Travel & Tourism produced $8.8 trillion in value (10.4% of GDP) for the total global economy in 2018 and is expected to rise by 3.7% per year to $13.1 trillion (11.5% of GDP) in 2029. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Asia, Europe and North America to capture high quality deals for our members.
While our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals, our revenues are generated from advertising fees. According to Zenith Media (Publicis Media), global advertising spending is expected to grow 4.6% in 2020 and reach a total spending of $652 billion by the end of 2020. Digital advertising is expected to grow 10% per year between 2017 and 2020. By 2020, digital advertising is forecast to account for 42% of global advertising spending. In addition, according to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2018, BIA/Kelsey forecasts total local advertising spending to reach $161 billion in 2020. Digital advertising spending continues to increase its share of total local advertising spending, growing from $32 billion in 2014 to $67 billion in 2020. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices.
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
Our Products and Services
We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo website, the Travelzoo Top 20 email newsletter, the Newsflash email alert service, and the Local Deals and Getaway email alert services. We operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. While our products provide advertising opportunities for travel, entertainment and local businesses, they also provide Internet users with a free source of information on current sales and specials from thousands of travel, entertainment and local businesses.
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
Travelzoo website
Website available in the U.S., Australia, Canada, China, France, Hong Kong, Germany, Japan, Spain, and the U.K. listing thousands of outstanding sales and specials from more than 5,000 travel, entertainment and local businesses
		24/7	8.3 million to 10.9 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding deals	Weekly	33.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen by our deal experts from among thousands

Newsflash	Regionally-targeted email alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	26.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted email alert service with a single time-sensitive and newsworthy offer from local merchants such as spas, hotels and restaurants	Twice per week in active markets	160 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed by our deal experts

Travelzoo mobile applications	iPhone and Android applications that allow users to discover the best travel, entertainment and local deals.	On-demand	6.6 million downloads	Allows travel, entertainment and local deals advertisers to reach our audience that is on the go.	24/7 access to travel, entertainment and local deals for consumers that are on the go.

*
For the Travelzoo website, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2019.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including email, web, social media and mobile apps. We inform our audience about travel, entertainment and local deals available at over 5,000 companies. Our email newsletters are published in 11 countries worldwide. Travelzoo’s website is visited by 8.3 million to 10.9 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.2 million followers on Facebook and Twitter. Our mobile applications have been downloaded 6.6 million times.

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

•	Access to Millions of Consumers. We provide travel and entertainment companies fast access to over 30 million travel shoppers.

•	Global Reach. We offer access to Internet users in Australia, Canada, China, France, Germany, Hong Kong, Japan, Southeast Asia, Spain, the U.K and U.S.
Key features of our solution for local businesses include:

•	Real-Time Listings of Special Offers. Our technology allows local businesses to advertise special offers on a real-time basis.

•	Real-Time Performance Reports. We provide local businesses with real-time tracking of the performance of their advertising campaigns.

•
Access to Local Consumers. Travelzoo members submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to members who live or work near the local businesses.

Benefits to Consumers
The Travelzoo website, Travelzoo Top 20 email newsletter, Newsflash, Local Deals, Getaway, and the Travelzoo Network, provide consumers information on current offers at no cost to the consumer. Key features of our products include:

•
Aggregation of Offers from Many Companies. The Travelzoo website and our Travelzoo Top 20 email newsletter aggregate information on current offers from more than 5,000 travel, entertainment and local businesses. This saves the consumer time when searching for travel, entertainment and local deals, sales and specials.

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

Advertisers
As of December 31, 2019, our advertiser base included more than 5,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air France	Hyatt Corporation
Air New Zealand	InterContinental Hotels Group
Alaska Airlines	Lion World Travel
British Airways	Lufthansa
Cathay Pacific Airways	Nexus Holidays
Emirates	Princess Cruises
Etihad	Royal Caribbean
Fairmont Hotels and Resorts	Singapore Airlines
Gate 1 Travel	Starwood Hotels & Resorts Worldwide
Hawaiian Airlines	Tourism Australia and Tourism Ireland
Hilton Hotels & Resorts	United Airlines
As discussed in Note 10 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2019 and 2018. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2019, 6% of our total revenues were generated from our Asia Pacific operations, 33% of our total revenues were generated from our European operations and 61% of our total revenues were generated from our North American operations. See Note 10 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2019, our advertising sales force and sales support staff consisted of 136 employees worldwide.
We currently utilize online marketing and direct marketing to promote our brand to consumers. In addition, we utilize an online marketing program to acquire new members for our email publications. We believe that we build brand awareness by product excellence that is promoted by word-of-mouth. We utilize sponsorships at industry conferences and public relations to promote our brands.
Technology
We have designed our technology to serve a large volume of Web traffic and send a large volume of emails in an efficient and scalable manner.
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
Competition
We compete for advertising dollars with large Internet portal sites such as MSN and Yahoo! that offer listings or other advertising opportunities to travel, entertainment and local businesses. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, Priceline and TripAdvisor that also offer advertising placements, airline travel comparisons, hotel booking and capture consumer interest. We compete with companies like Groupon and Gilt City that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We expect to face increased competition from other Internet and technology-based businesses such as Yelp which has launched initiatives which are directly competitive to our Local Deals and Getaway products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities.

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
Privacy Concerns. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. The European Union adopted the General Data Protection Regulation ("GDPR"), which became effective in May 2018 and has resulted in greater compliance burdens for companies, including us, with users in Europe. Additionally, the California Consumer Privacy Act was passed and creates new data privacy rights for users, which became effective in January 2020. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to penalties and negative publicity, require us to change our business practices, and increase our costs and adversely affect our business.
Anti-Spam Legislation. The CAN-SPAM Act, a federal anti-spam law, pre-empts various state anti-spam laws and establishes a single standard for email marketing and customer communications. We believe that this law, on an overall basis, benefits our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so. We are also subject to anti-spam laws in the various jurisdictions that we operate, including Canada’s Anti-Spam Legislation ("CASL"). We continually review our practices to ensure our continued compliance with these regulations.
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
Employees
As of December 31, 2019, we had 418 employees in Asia Pacific, Europe and North America. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Internet Access to Other Information
We make available free of charge, on or through our website (ir.travelzoo.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information included on our website does not constitute part of this report.
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
In the years ended December 31, 2019 and 2018, we generated net income of $4.2 million and $4.7 million, respectively. Although we were profitable in 2019 and 2018, there is no assurance that we will continue to be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales, hiring and/or marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also expand and upgrade our technology and make investments in our products as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
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

Our expansion of our product offerings may result in additional costs that exceed revenue and may trigger additional stock volatility.
We have been investing in packaging technology which may result in an increase in costs to further develop our product offerings in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our expanded travel product offerings, such as package offers, are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. To the extent that our rates on our hotel booking platform or our package offers are not competitive (i.e., versus the websites of other online travel companies or hotel company websites), we may not be able to attract members. If we cannot attract members to our travel product offerings to make bookings, our financial results could be adversely affected. In addition, the hotel booking platform will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our hotel booking revenue. Furthermore, hotels may offer products and services on more favorable terms to consumers who transact directly with them. For example, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their own websites. We can give no assurances that the hotel booking platform or investment in packaging technology and expansion of package offers will yield the benefits we expect and will not result in additional costs or have adverse impacts on our business.

Our Local Deals business may be adversely impacted by competition and decreased consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants.
For example, a consumer could buy a voucher for $99 for a dinner for two at a merchant’s restaurant that would normally be valued at $199, representing a promotional value of $100 to the consumer. This format may require additional investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. The rate at which our existing customers purchase vouchers has declined, and may continue to decline in certain regions, given, among other things, increased competition in the marketplace and the decrease in demand of consumers for voucher deals. Historically, our customers often purchased a voucher when they received our emails, even though they may not have intended to use the voucher in the near term. The growth in recent periods of competition and the marketplaces of deals have enabled customers to wait until they are ready to use the related vouchers before making purchases. This shift in purchasing behavior may adversely impact revenues. While we are continually evolving our strategy to address the changing market dynamics, we may not always be successful in doing so.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords and through organic search, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and Internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or display of results causing a website to place lower in search query results. In June 2017 and March 2019, the European Commission fined Google 2.4 billion Euros and 1.5 billion Euros, respectively, for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. If Google again changes its algorithms or results and these changes negatively affect the search engine ranking, paid and unpaid, of our websites and those of our third-party distribution partners, our business and financial performance would be adversely affected, potentially to a material extent. If Google or other search or metasearch companies continue to pursue these or similar strategies, which is out of our control, or we do not successfully manage our paid and unpaid search strategies, we could face a significant decrease in traffic to our websites and/or increased costs related to replacing unpaid traffic with paid traffic.
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
Continued widespread adoption of mobile devices, such as the iPhone and Android-enabled smart phones, and tablets such as the iPad and Surface, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, has been driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners have also seen a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings and travel concierge services. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different target consumers and different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance as hotel reservations made on a desktop. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number of applications for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become increasingly important. We also rely on application marketplaces, or app stores, to drive downloads of our applications. In the future, marketplace operators may make changes to their marketplaces that make access to our products more difficult.
We continue to make progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings continue to present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an application. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

We may have exposure to additional tax liabilities.
As a global company, we are subject to income taxes as well as non-income based tax, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. The 2017 Tax Cut and Jobs Act (“Tax Act”) included significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The interpretation and implementation of the Tax Act and regulations, rules or guidance that have or may be adopted under, or result from, the Tax Act could have a material impact on our business.
A number of European Union member states have taken steps to unilaterally introduce a services tax. In July 2019, France passed legislation that introduced a 3% digital services tax, which is retroactively applicable as of January 1, 2019. Several other countries are also considering adopting digital services taxes. For example, the United Kingdom has proposed legislation to implement digital services tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from United Kingdom users of digital services. Similarly, Spain submitted a digital services tax bill to its parliament for approval in January 2019 that would tax digital services at 3%. Many questions remain as to the enactment, form and application of these digital services taxes. For example, it is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.
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
Our expansion of our product offerings may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. have initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.
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
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies and still relies significantly on email communications with our members. If current clients/merchant partners decide not to continue advertising their offers with us and we are unable to replace them with new clients/merchant partners, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or if our current business model is not successful. For example, the trend toward mobile online traffic will require us to adapt our product offering to facilitate consumers' use of our products. If we do not adapt to this trend fully or quickly enough, we may lose advertising revenue as consumer usage may decline from our non-mobile traffic. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.
We depend on our ability to attract and retain advertisers (hotels, spas, restaurants, tour operators, vacation packagers, airlines, etc.) that are prepared to offer products or services on compelling terms to our members. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies/insolvencies. We can also experience a decline in advertisers making offers in certain destinations due to natural disasters, such as hurricanes, earthquakes, fires, floods and volcanic activity. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our members or offer favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. For example, we may lose advertisers due to market conditions or performance, such as our recent loss of revenue from certain online booking engines, airlines and vacation packagers. We may not add enough additional revenue, such as hotel revenue from Getaways or the hotel booking platform, in order to replace the lost revenue. Furthermore, the new revenue may cost more to generate compared to the costs that the lost revenue required to generate, thereby adversely impacting our operating results.
Our existing advertisers may shift from one advertising service to another, which may adversely affect our revenue.
Existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals, Getaways or the hotel booking platform). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals, Getaways and hotel booking platform, depending on how many vouchers are purchased by members and how many hotel bookings are made. In addition, there may continue to be a shift from our existing hotel revenue to commission-based revenue, which may result in lower revenue depending on volume of hotel bookings.
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
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers, partners, or merchants that are outside our control. For our Local Deals and Getaways merchants, since we are selling vouchers on behalf of the merchants directly to our members, we face exposures should merchants not fully honor the terms of the deals or the vouchers. As for our travel business, we are collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible to the consumer to provide the consumer the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. From time to time, advertisers risk the insolvency, bankruptcy or closure of their business if they fail to pay their suppliers and can face regulatory issues (including losing their travel licenses), which can result in the cancellation of travel services booked by consumers through the advertiser. Advertisers who fail to fulfill the travel services advertised in the promotions ran by Travelzoo can negatively impact the reputation of Travelzoo, and advertisers that fail to pay Travelzoo for the advertisements can also negatively impact revenue growth. Moreover, any shortcomings of one or more of our advertisers or merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants or partners could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in member willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon email and other messaging services. Deals offered through emails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services to our businesses, if we are unable to successfully deliver emails or messages to our members or potential members, or if members decline to open our emails or messages, our revenue and profitability would be adversely affected. New laws and regulations regulating the sending of commercial emails, including those enacted in foreign jurisdictions (such as Canada and Europe), may affect our ability to deliver emails or messages to our members or potential members and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of emails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services if they are not satisfied with our mobile user experience and could decrease their willingness to be an email member, which could adversely affect our revenue and profitability.
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
The total number of members we report may be higher than the number of our actual individual members because some members have multiple registrations, other members have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these members, we do not have a reliable system to accurately identify the number of actual individual members, and thus we rely on the number of total members shown on our records as our measure of the size of our member base. In addition, the number of members we report includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed. Those numbers of members may include individuals who do not receive our emails because our emails have been blocked or are otherwise undeliverable. As a result, the reported number of members should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our email offers.
We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to your interests.
For the year ended December 31, 2019, our cash and cash equivalents increased by $1.5 million to $19.5 million, of which $14.8 million was held outside the U.S. in certain of our foreign operations. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Note 4 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all.
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
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. The most recent recession decreased consumer travel and caused travel and entertainment companies to reduce or postpone their marketing spending generally, and their online marketing spending in particular. Continued or future recessions could have a material adverse effect on our business and financial condition. Moreover, declines or disruptions, such as the Novel Coronavirus, in the travel industry could adversely affect our business and financial performance.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.
Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our websites and distribute our email newsletters, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes and other natural disasters. We do not have multiple site capacity to protect us against any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Additionally, declines or disruptions in the travel industry generally due to a catastrophic event, such as the Novel Coronavirus, could adversely affect our business and financial performance. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
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
We are subject to payments-related and fraud risks.
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
 United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which changed the way we account for certain of our sales transactions. We adopted this standard in the first quarter of 2018. The adoptions resulted in with a cumulative adjustment to retained earnings and changes in revenue recognition policies. In February 2016, the FASB issued a new accounting standard related to leases which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. The Company adopted ASU 842 on January 1, 2019, using the alternative modified transition method with no restatement of prior periods or cumulative adjustment to retained earnings. We may need to change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles. The cost of these changes may negatively impact our results of operations during the periods of transition.

Risks Related to Our Markets and Strategy
Our international expansion may result in operating losses, and is subject to other material risks.
In May 2005, we began operations in the United Kingdom. In 2006, we began operations in Canada, Germany, and Spain. In 2007, we began operations in France. In addition, from 2007 through 2009, we began operations in Asia Pacific, including in Australia, China, Hong Kong, Japan, and Southeast Asia.
Our revenues in Asia decreased 17% in 2019 compared to 2018, and our operations in Asia generated an operating loss before tax of $7.5 million and $6.3 million in 2019 and 2018, respectively. Our revenues in Europe increased 2% in 2019 compared to 2018, and our operations in Europe generated an operating income before tax of $4.4 million and $5.0 million in 2019 and 2018, respectively.
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

•	exposure to local economic or political instability and threatened or actual acts of terrorism;

•
compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions;

•	financial risks from transactions in multiple currencies;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	trade barriers and changes in trade regulations, including new or increased tariffs;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	stringent local labor laws and regulations;

•	bans on travel from certain countries to the United States;

•	risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and

•	potentially adverse tax consequences.
Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. For example, since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. The United Kingdom's withdrawal from the European Union, and the delays and uncertainty in the timing and implementation of Brexit, could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition, we face risks related to the growth rate and expansion of our international business. A decline in the growth rates of our international businesses could have a negative impact on our gross profit and earnings per share growth rates and, as a consequence, our stock price. Many of these regions have different customs, currencies, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.
As we continue to focus on increasing the profitability of our business, we may not achieve targeted operational cost savings, improvements and efficiencies, which could affect our results of operations and financial condition. In addition, significant potential risks could impair our ability to achieve anticipated operating improvements and/or cost reductions throughout the organization, including, but not limited to, higher than anticipated costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures, and damage to our reputation and brand image. Additionally, we could also experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale and productivity and adverse effects on our ability to attract and retain highly skilled employees. Any of these consequences could adversely impact our business.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired businesses in Asia Pacific, including Australia, China, Hong Kong, Japan, and Southeast Asia. If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed. Expansions into foreign markets involve risks and uncertainties, including, among other things, potential distraction of management from operations in North America and Europe, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. It may take us longer than expected to fully realize the anticipated benefits of Asia Pacific, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. If we are unsuccessful in expanding in new and existing international markets and effectively managing the increased costs of the expansion, our business, results of operations and financial condition will be adversely affected. We are also subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws, and foreign exchange rate volatility.
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
We spent $8.4 million and $6.8 million on online marketing initiatives relating to member acquisition for the years ended December 31, 2019 and 2018, respectively, and expect to continue to spend significant amounts to acquire additional members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members throughout the travel planning, booking and trip-taking phases. We must continue to retain and acquire members and ensure that our members are engaged and converted into revenue-generating users in order to maintain or increase revenue. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals directly or indirectly in numbers sufficient to grow our business, or if members cease to purchase our deals directly or indirectly through our advertisers, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations. In addition, a shift of our audience to mobile devices and social media channels without corresponding updates of our offerings or marketing activities to address this audience could result in lower revenues.
Our business may be sensitive to events affecting the travel industry in general.
Events like Middle East conflicts, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, and travel-related health events, such as the 2019 Novel Coronavirus, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend on certain destinations given the recent terror attacks, health events and natural disasters, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism" including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.
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
With respect to the 2019 Novel Coronavirus outbreak specifically, we currently expect that our first quarter 2020 financial results may be negatively impacted. Additionally, we expect the 2019 Novel Coronavirus will continue to negatively impact our business beyond the first quarter of 2020, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.
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
On January 13, 2020, the Company entered into a Stock Purchase Agreement (the “SPA”) with JFC Travel Group Co. (“JFC”) and the sellers identified on the signature pages thereto (“Sellers”), which owns and operates Jack’s Flight Club. Pursuant to the SPA, on January 13, 2020, the Sellers sold 60% of the shares of JFC to the Company for an aggregate purchase price of $12,000,000, payable in cash and promissory notes. The remaining 40% of the shares of JFC are subject to a call/put option exercisable by the Company or the Sellers, as applicable, on or around January 1, 2021, subject to the terms and conditions set forth in the SPA.
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

•
Failure to secure necessary financing in order to complete a purchase or applicable transaction. For example, we may be unable to secure the financing necessary to pay off the promissory notes for the JFC transaction by their due date. This would mean we would have to use our operating cash or would be subject to the Sellers’ rights of recourse pursuant to the promissory notes.

Risks Related to the Market for our Shares
Our stock price has been volatile historically and may continue to be volatile.
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended March 3, 2020, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.18 to $20.91. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of December 31, 2019, Azzurro is the Company's largest stockholder, holding approximately 47.8% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 48.2% of the voting power.
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
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, Valued Added Tax ("VAT") and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. For example, due to media sales for travel agents, clients or partners in certain states with economic nexus provisions (including but not limited to New Mexico, South Dakota, West Virginia and Hawaii), we could have potential tax exposure pursuant to the Wayfair decision. We are continuing to evaluate states where we could have such exposure, as well as the impact of the ruling on our financial position, results of operations and cash flows. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
We may suffer liability as a result of information retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). These types of claims have been brought, sometimes successfully, against online services in the past. The fact that we distribute information via email may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email or mobile service. These risks are enhanced in certain jurisdictions outside the U.S., where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our business could be materially and adversely affected.
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
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and has harmonized and enhanced data privacy laws across Europe, which has resulted and will continue to result in significantly greater compliance burdens and costs for us. The California Consumer Privacy Act was recently passed and creates new data privacy rights for users effective in 2020. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. To the extent that European regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected. We also could be adversely affected if legislation or regulations are expanded to require additional changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Although the Company has settled the states' unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Travelzoo.com Corporation, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company.  The Company did not make any material payments under this voluntary program in 2019 and 2018.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. We have leased offices in Asia Pacific for operations in China, Australia, Hong Kong, Singapore, and Japan, including offices in Beijing, Hong Kong, Shanghai, Singapore, Sydney, and Tokyo. We also have leased offices for our Europe operations in France, Germany, Spain, and the U.K., including offices in Barcelona, Berlin, Hamburg, London, Manchester, Munich, and Paris. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Austin, Texas; Las Vegas, Nevada; Los Angeles, California; Miami, Florida; Mountain View, California; San Francisco, California; Toronto, Ontario; and Vancouver, British Columbia.
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

	High	Low
2019:
Fourth Quarter	$11.44	$9.47
Third Quarter	$14.96	$10.26
Second Quarter	$20.91	$12.61
First Quarter	$18.19	$8.87
2018:
Fourth Quarter	$12.16	$7.43
Third Quarter	$20.60	$10.95
Second Quarter	$18.30	$6.70
First Quarter	$7.35	$6.00
On March 3, 2020, the last reported sales price of our common stock on the NASDAQ Global Select Market was $8.64 per share.
As of March 3, 2020, there were approximately 197 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2019.
Repurchases of Equity Securities
We repurchased 200,000 shares of our equity securities during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2019 - October 31, 2019	—	$—	—	—
November 1, 2019 - November 30, 2019	200,000	$10.20	200,000	—
December 1, 2019 - December 31, 2019	—	$—	—	—
	200,000		200,000

(1) On November 6, 2019, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel to repurchase an aggregate of 200,000 shares of the Company’s common stock at a price of $10.20 per share based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of October 22, 2019 through and including November 4, 2019, less 4.4%. The aggregate purchase price was $2.0 million.

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2015, December 31, 2016, December 31, 2017, December 31, 2018, and December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Travelzoo
NASDAQ Market Index
Russell 2000 Index

Measurement Point	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Travelzoo	$100	$66	$74	$51	$78	$85
NASDAQ Market Index	$100	$106	$114	$146	$140	$189
Russell 2000 Index	$100	$94	$113	$127	$112	$139

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial data as of and for the five-year period ended December 31, 2019. Our past results of operations are not necessarily indicative of our future results of operations. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Revenues	$111,412	$111,322	$106,524	$114,263	$123,961
Income from operations	9,464	8,238	4,545	10,186	3,820
Income from continuing operations, net of taxes	4,155	4,661	1,592	6,007	8,523
Income from discontinued operations, net of taxes	—	—	1,938	624	2,341
Net income	$4,155	$4,661	$3,530	$6,631	$10,864
Income per share—basic:
Continuing operations	$0.35	$0.38	$0.12	$0.43	$0.58
Discontinued operations	—	—	0.15	0.04	0.16
Net income per share	$0.35	$0.38	$0.27	$0.47	$0.74
Income per share—diluted:
Continuing operations	$0.35	$0.37	$0.12	$0.43	$0.58
Discontinued operations	—	—	0.15	0.04	0.16
Net income per share	$0.35	$0.37	$0.27	$0.47	$0.74
Shares used in per share calculation from continuing operations—basic	11,809	12,323	12,882	13,997	14,722
Shares used in per share calculation from discontinued operations—basic	11,809	12,323	12,882	13,997	14,722
Shares used in per share calculation from continuing operations—diluted	12,035	12,510	12,894	13,997	14,722
Shares used in per share calculation from discontinuing operations—diluted	12,035	12,510	12,894	13,997	14,722

Consolidated Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$19,505	$18,017	$22,553	$26,838	$35,128
Working capital	$1,116	$6,356	$7,646	$14,643	$16,046
Total assets	$54,538	$43,424	$45,672	$53,530	$68,579
Stockholders' equity	$10,863	$14,059	$13,078	$18,064	$21,387

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

Overview
Travelzoo® provides our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With 22 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers–our long-standing relationships give Travelzoo members access to irresistible deals.
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
More than 5,000 companies use our services, including Air France, Air New Zealand, Alaska Airlines, British Airways, Cathay Pacific Airways, Emirates, Etihad, Fairmont Hotels and Resorts, Gate 1 Travel, Hawaiian Airlines, Hilton Hotels & Resorts, Hyatt Corporation, InterContinental Hotels Group, Lion World Travel, Lufthansa, Nexus Holidays, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts, Tourism Australia, Tourism Ireland, and United Airlines.
In April 2018, we entered into an agreement with WeekenGO, a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. We originally invested $3.0 million in WeekenGO for a 25% ownership interest in April 2018. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. On February 11, 2020,Travelzoo signed an amended investment agreement with WeekenGO and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeekenGO meets certain internal targets. See "Note 1: Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for further information.
We have three operating segments based on geographic regions: Asia Pacific, Europe and North America. Asia Pacific consists of our operations in Australia, China, Hong Kong, Japan, Taiwan, and Southeast Asia. Europe consists of our operations in France, Germany, Spain, and the U.K. North America consists of our operations in Canada and the U.S. For the year ended December 31, 2019, Asia Pacific operations were 6% of revenues, European operations were 33% of revenues and North American operations were 61% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 10 to the accompanying consolidated financial statements.
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
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, cruises or car rentals and includes products such as Top 20, the Travelzoo website, Newsflash, Travelzoo Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of e-mails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the e-mails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
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
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may increase if the face value of vouchers that we sell for Local Deals and Getaways increases or the total number of vouchers sold increases because we have credit card fees based upon face value of vouchers sold, customer service costs related to vouchers sold and refunds to members on vouchers sold. Our cost of revenues is also expected to increase due to our effort to develop our hotel booking platform. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition for various strategic and tactical reasons and, as a result, increase our marketing expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. Further, we expect to continue our strategy over time to replicate our business model in selected foreign markets to result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. For example, in August of 2015 we acquired our Asia Pacific business, since we intend on increasing our investment in audience in this region. Due to the continued desire to grow our business in Asia Pacific, Europe and North America, we expect relatively high level of sales and marketing expenses in the foreseeable future. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter. We have increased and may continue to increase our spending on sales and marketing to increase the number of our members and address the growing audience from mobile and social media channels, as well as to increase our analytic capabilities to continuously improve the presentation of our offerings to our audience.
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
With respect to the 2019 Novel Coronavirus outbreak specifically, we currently expect that our first quarter 2020 financial results may be negatively impacted. Additionally, we expect the 2019 Novel Coronavirus will continue to negatively impact our business beyond the first quarter of 2020, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.
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
In April 2018, the Company entered into an agreement with WeekenGO, a startup company in Germany. WeekenGO uses technology to promote vacation packages. Travelzoo originally invested $3.0 million in WeekenGO for a 25% ownership interest in April 2018. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. On February 11, 2020,Travelzoo signed an amended investment agreement with WeekenGO and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeekenGO meets certain internal targets.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2019	2018
Revenues	100.0%	100.0%
Cost of revenues	10.6	11.0
Gross profit	89.4	89.0
Operating expenses:
Sales and marketing	54.2	52.6
Product development	6.2	8.1
General and administrative	20.5	20.9
Total operating expenses	80.9	81.6
Income from operations	8.5	7.4
Other income (loss), net	(0.5)	—
Income before income taxes	8.0	7.4
Income tax expense	4.3	3.2
Net income	3.7%	4.2%

Operating Metrics
The following table sets forth operating metrics in Asia Pacific, Europe and North America:

	Years Ended December 31,
	2019	2018
Asia Pacific
Total members (1)	3,645,000	3,629,000
Average cost per acquisition of a new member	$3.67	$2.51
Revenue per member (2)	$1.79	$2.17
Revenue per employee (3)	$79	$92
Mobile application downloads	834,000	774,000
Social media followers	613,000	598,000
Europe
Total members (1)	9,077,000	8,762,000
Average cost per acquisition of a new member	$3.16	$2.59
Revenue per member (2)	$4.21	$4.24
Revenue per employee (3)	$251	$244
Mobile application downloads	2,076,000	1,853,000
Social media followers	898,000	885,000
North America
Total members (1)	17,705,000	17,469,000
Average cost per acquisition of a new member	$2.84	$2.10
Revenue per member (2)	$3.89	$3.87
Revenue per employee (3)	$360	$356
Mobile application downloads	3,693,000	3,430,000
Social media followers	3,263,000	3,138,000
Consolidated
Total members (1)	30,308,000	29,732,000
Average cost per acquisition of a new member	$3.04	$2.16
Revenue per member (2)	$3.75	$3.79
Revenue per employee (3)	$267	$264
Mobile application downloads	6,603,000	6,057,000
Social media followers	4,774,000	4,621,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annual revenue divided by number of members at the beginning of the year.

(3)	Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2019	2018
Asia Pacific
Travel	$6,274	$7,351
Local	216	508
Total Asia Pacific revenues	6,490	7,859
Europe
Travel	32,081	30,856
Local	4,817	5,293
Total Europe revenues	36,898	36,149
North America
Travel	57,863	56,145
Local	10,161	11,169
Total North America revenues	68,024	67,314
Consolidated
Travel	96,218	94,352
Local	15,194	16,970
Total revenues	$111,412	$111,322
Asia Pacific
Asia Pacific revenues decreased $1.4 million or 17% in 2019 compared to 2018. This decrease was primarily due to the decrease in Travel revenues, the decrease in Local revenues and a $206,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenues of $887,000 was primarily due to a decrease of number of emails sent. The decrease in Local revenues of $276,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues increased $749,000 or 2% in 2019 compared to 2018. This increase was primarily due to the increase in Travel revenues, the decrease in Local revenues and a $1.8 million negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $2.9 million was primarily due to the increased number of emails sent. The decrease in Local revenues of $292,000 was primarily due to the decreased number of Local Deals vouchers sold.
North America
North America revenues increased $710,000 or 1% in 2019 compared to 2018. This increase was primarily due to the increase in Travel revenues offset by the decrease in Local revenue. The increase in Travel revenue of $1.7 million was primarily due to the increased number of emails sent. The decrease in Local revenues of $1.0 was primarily due to the decreased number of Local Deals vouchers sold.
For 2019 and 2018 , none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $11.9 million and $12.3 million for the years ended December 31, 2019 and 2018, respectively.
Cost of revenue decreased $379,000 in 2019 compared to 2018. This decrease was primarily due to the decrease in payments made to third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, and public relations expenses. Sales and marketing expenses were $60.3 million and $58.5 million for 2019, and 2018, respectively. Advertising expenses accounted for 17% and 14%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites and increase brand awareness.
Sales and marketing expenses increased $1.8 million in 2019 compared to 2018. The increase was primarily due to a $2.1 million increase in member acquisition costs, offset partially by a $462,000 decrease in facility costs.
Product Development
Product development expenses consist primarily of salary and related expenses for software development staff, fees for professional services, software maintenance and amortization and facilities costs. Product development expenses were $6.9 million and $9.0 million for 2019 and 2018, respectively.
Product development expenses decreased $2.1 million in 2019 compared to 2018 primarily due to the decrease in salary and employee related expenses as the result of a decrease in headcount.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses for administrative and executive staff, fees for professional services, rent, bad debt expense, amortization of intangible assets, and general office expense. General and administrative expenses were $22.8 million and $23.3 million for each of the years ended 2019 and 2018, respectively.
General and administrative expenses decreased $480,000 in 2019 compared to 2018, reflecting a $836,000 decrease in professional service expenses which was offset by a $218,000 increase in software and license costs.
Other Income (Loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.
Other income (loss) was ($515,000) and $48,000 for 2019 and 2018, respectively. Other income decreased $563,000 from 2018 to 2019 primarily due to our share of investment losses and amortization of basis differences from our equity investment in WeekenGO in 2019, offset partially by the sublease income from our Austin office.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $4.8 million and $3.6 million for 2019 and 2018, respectively. Our effective tax rate was 54% and 44% for 2019 and 2018, respectively.
Our effective tax rate increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the geographical mix of income of worldwide taxable income including foreign net operating losses from Asia Pacific that are not benefited. See Note 5 to the accompanying consolidated financial statements for more information on our effective tax rate.

Segment Information
Asia Pacific

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenues	$6,490	$7,859
(Loss) from operations	$(7,488)	$(6,322)
(Loss) from operations as a % of revenues	(115)%	(80)%
Asia Pacific net revenues decreased $1.4 million in 2019 compared to 2018 (see “Revenues” above). Asia Pacific expenses decreased $203,000 from 2018 to 2019. This decrease was primarily due to a $503,000 decrease of salary expense, offset partially by a $303,000 increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency loss from our operations in Asia Pacific by approximately $136,000 for 2019. Foreign currency movements relative to the U.S. dollar positively impacted our local currency loss from our operations in Asia Pacific by approximately $127,000 for 2018.
Europe

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenues	$36,898	$36,149
Income from operations	$4,461	$4,973
Income from operations as a % of revenues	12%	14%

Europe net revenues increased $749,000 in 2019 compared to 2018 (see “Revenues” above). Europe expenses increased $1.3 million from 2018 to 2019 primarily due to increased marketing costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $207,000 and $181,000 for 2019 and 2018, respectively.
North America

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenues	$68,024	$67,314
Income from operations	$12,491	$9,587
Income from operations as a % of revenues	18%	14%
North America net revenues increased $710,000 in 2019 compared to 2018 (see “Revenues” above). North America expenses decreased $2.2 million from 2018 to 2019 primarily due to a $1.7 million decrease in salary and employee related expenses, $742,000 decrease in professional service expenses, a $584,000 decrease in customer service costs and a $498,000 decrease in trade and brand marketing expenses, offset partially by a $1.2 million increase in member acquisition costs.

Liquidity and Capital Resources
As of December 31, 2019, we had $19.5 million in cash and cash equivalents, of which $14.8 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We have not provided for any repatriation taxes and currently have the intent to leave such cash and cash equivalents in the foreign countries. Cash and cash equivalents increased from $18.0 million as of December 31, 2018 primarily as a result of cash provided by operating activities, offset partially by cash used for repurchases of our common stock and our equity investment in WeekenGO. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months.

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$11,236	$5,317
Net cash used in investing activities	(1,147)	(3,685)
Net cash used in financing activities	(9,106)	(5,292)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	266	(880)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,249	$(4,540)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $11.2 million for 2019, which consisted of net income of $4.2 million, adjustments for non-cash items of $3.8 million and a $3.2 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of a $1.3 million of depreciation and amortization expense on property and equipment, a $993,000 of stock-based compensation expense and $821,000 for our share of WeekenGO losses, amortization of basis differences and currency translation adjustment. The increase in cash from changes in operating assets and liabilities primarily consisted of a $3.1 million increase in accounts payable.
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
Cash paid for income taxes, net of refunds received in 2019 and 2018, was $4.7 million and $4.3 million, respectively.
Net cash used in investing activities for 2019 and 2018 was $1.1 million and $3.7 million, respectively. The cash used in investing activities in 2019 was primarily due to $673,000 investment in WeekenGO and $474,000 in purchases of property and equipment. The cash used in investing activities in 2018 was primarily due to $3.1 million investment in WeekenGO and $752,000 in purchases of property and equipment, offset partially by $150,000 proceeds from sale of property and equipment.
Net cash used in financing activities for 2019 and 2018 was $9.1 million and $5.3 million, respectively. Net cash used in financing activities for the year ended December 31, 2019 was primarily due to $10.8 million used in repurchases of our common stock, offset partially by $1.7 million of proceeds from the issuance of common stock, net of tax paid for the net share settlement. Net cash used in financing activities for the year ended December 31, 2018 was primarily due to $5.3 million cash used in repurchases of our common stock.
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
Failure to secure necessary financing in order to complete a purchase or applicable transaction. For example, we may be unable to secure the financing necessary to pay off the promissory notes for the JFC transaction by their due date. This would mean we would have to use our operating cash or would be subject to the Sellers’ rights of recourse pursuant to the promissory notes.
If the development of our business is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in certain markets with the objective of reducing cash outflow.
The information set forth under “Note 4 — Commitments and Contingencies” and "Note 13: Leases" to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2019 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2020	$5,440	$(344)	$5,096	$4	$5,100
2021	3,790	(351)	3,439	27	3,466
2022	2,426	(357)	2,069	19	2,088
2023	1,927	(271)	1,656	—	1,656
2024	1,038	—	1,038	—	1,038
Thereafter	—	—	—	—	—
Total	$14,621	$(1,323)	$13,298	$50	$13,348

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $359,000 as of December 31, 2019. See Note 5 to the accompanying consolidated financial statements for further information.
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
The Company also offers advertising on other bases, such as cost-per-impression, which means that an advertiser pays the Company based on the number of times their advertisement is displayed on Travelzoo properties, email advertisement, Travelzoo Network properties, or social media properties. For these customers, the Company recognizes revenues each time an ad is displayed or email delivered.
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

The Company relies upon the following practical expedients and exemptions allowed for in the Accounting Standards Codification ("ASC") 606. The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded in sales and marketing expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less and (b) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.

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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2019 and 2018, our effective tax rates were 54% and 44% , respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 5 to the accompanying consolidated financial statements for further information.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian Dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Yuan. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We have performed a sensitivity analysis as of December 31, 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $131,000 foreign exchange loss for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travelzoo

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Travelzoo and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 20, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the accompanying financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02, Leases (Topic 842) and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

San Jose, California
March 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travelzoo

Opinion on the Internal Control Over Financial Reporting

We have audited Travelzoo's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended and the related notes to the consolidated financial statements, and our report dated March 20, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

San Jose, California
March 20, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Travelzoo

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Travelzoo and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 8, 2019

We served as the Company's auditor from 2016 to 2019.

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,505	$18,017
Accounts receivable, less allowance for doubtful accounts of $1,126 and $692 as of December 31, 2019 and 2018, respectively	13,006	12,646
Income tax receivable	989	389
Deposits	114	167
Prepaid expenses and other	2,496	1,947
Total current assets	36,110	33,166
Deposits and other	820	685
Deferred tax assets	2,051	1,645
Restricted cash	1,205	1,444
Operating lease right-of-use assets	8,886	—
Property and equipment, net	2,982	3,790
Investment in WeekenGO	2,484	2,694
Total assets	$54,538	$43,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,406	$17,129
Accrued expenses and other	7,477	7,853
Deferred revenue	896	1,339
Operating lease liabilities	5,301	—
Income tax payable	914	489
Total current liabilities	34,994	26,810
Long-term tax liabilities	359	418
Long-term operating lease liabilities	8,238	—
Long-term deferred rent and other	84	2,137
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 and 40,000 shares authorized as of December 31, 2019 and 2018, respectively; 11,479 and 11,962 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	115	120
Additional paid-in capital	—	—
Retained earnings	14,200	18,153
Accumulated other comprehensive loss	(3,452)	(4,214)
Total stockholders’ equity	10,863	14,059
Total liabilities and stockholders’ equity	$54,538	$43,424

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenues	$111,412	$111,322
Cost of revenues	11,889	12,268
Gross profit	99,523	99,054
Operating expenses:
Sales and marketing	60,350	58,519
Product development	6,885	8,993
General and administrative	22,824	23,304
Total operating expenses	90,059	90,816
Income from operations	9,464	8,238
Other income (loss), net	(515)	48
Income before income taxes	8,949	8,286
Income tax expense	4,794	3,625
Net income	$4,155	$4,661

Net income per share—basic	$0.35	$0.38
Net income per share—diluted	$0.35	$0.37

Shares used in computing basic net income per share	11,809	12,323
Shares used in computing diluted net income per share	12,035	12,510

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018
Net income	$4,155	$4,661
Other comprehensive income (loss):
Foreign currency translation adjustment	762	(617)
Total comprehensive income	$4,917	$4,044

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2018	12,462	$125	$—	$16,550	$(3,597)	$13,078
Stock-based compensation expense	—	—	915	—	—	915
Repurchase and retirement of common stock	(500)	(5)	(915)	(4,372)	—	(5,292)
Foreign currency translation adjustment	—	—	—	—	(617)	(617)
Net income	—	—	—	4,661	—	4,661
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	1,314	—	1,314
Balances, December 31, 2018	11,962	120	—	18,153	(4,214)	14,059
Stock-based compensation expense	—	—	993	—	—	993
Repurchase and retirement of common stock	(737)	(5)	(2,703)	(8,108)	—	(10,816)
Proceeds from exercise of stock options, net of share settlement	254	—	1,710	—	—	1,710
Foreign currency translation adjustment	—	—	—	—	762	762
Net income	—	—	—	4,155	—	4,155
Balances, December 31, 2019	11,479	$115	$—	$14,200	$(3,452)	$10,863

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,155	$4,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318	1,828
Stock-based compensation	993	915
Deferred income tax	258	(336)
Loss on equity investment in WeekenGO	821	218
Net foreign currency effect	80	42
Other	325	(119)
Changes in operating assets and liabilities:
Accounts receivable	(728)	(1,519)
Income tax receivable	(600)	129
Prepaid expenses and other	(626)	104
Accounts payable	3,061	(25)
Accrued expenses and other	(242)	—
Income tax payable	373	(392)
Other long-term liabilities	2,048	(189)
Net cash provided by operating activities	11,236	5,317
Cash flows from investing activities:
Purchases of property and equipment	(474)	(752)
Proceeds from sale of property and equipment	—	150
Investment in WeekenGO	(673)	(3,083)
Net cash used in investing activities	(1,147)	(3,685)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of share settlement	1,710	—
Repurchase of common stock	(10,816)	(5,292)
Net cash used in financing activities	(9,106)	(5,292)
Effect of exchange rate changes on cash and cash equivalents	266	(880)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,249	(4,540)
Cash, cash equivalents and restricted cash at beginning of year	19,461	24,001
Cash, cash equivalents and restricted cash at end of year	$20,710	$19,461
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,720	$4,276
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,066	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$5,625	$—
See accompanying notes to consolidated financial statements.

TRAVELZOO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® provides our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. With 22 offices worldwide, we have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers–our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
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
Ralph Bartel, who founded Travelzoo (the "Company") and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2019, Azzurro is the Company's largest stockholder, holding approximately 47.8% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 48.2% of the voting power.
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, income taxes, stock-based compensation, loss contingencies, and useful lives of property and equipment. Actual results could differ materially from those estimates.
In April 2018, the Company entered into an agreement with WeekenGO GmbH ("WeekenGo"), a start-up company in Germany. WeekenGO uses new technology to promote vacation packages. Travelzoo originally invested $3.0 million in WeekenGO for a 25% ownership interest in April 2018. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to net tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. On February 11, 2020, Travelzoo signed an amended investment agreement with WeekenGO and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeekenGO meets certain internal targets.
The Company recorded $882,000 and $218,000 in 2019 and 2018, respectively, for its share of WeekenGO losses, amortization of basis differences and currency translation adjustment.
(b) Revenue Recognition
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
The Company also offers advertising on other bases, such as cost-per-impression, which means that an advertiser pays the Company based on the number of times their advertisement is displayed on Travelzoo properties, email advertisement, Travelzoo Network properties, or social media properties. For these customers, the Company recognizes revenues each time an ad is displayed or email delivered.
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
Commission revenue related to our hotel platform is recognized ratably over the period of guest stay, net of an allowance for cancellations based upon historical patterns. For arrangements for booking non-cancelable reservations where the Company’s performance obligation is deemed to be the successful booking of a hotel reservation, the Company records revenue for the commissions upon completion of the hotel booking.

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

The Company relies upon the following practical expedients and exemptions allowed for in the Topic 606. The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded in sales and marketing expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less and (b) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.

Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2018, $1.3 million was recorded as deferred revenue, of which $1.1 million was recognized as revenue in 2019. At December 31, 2019, the deferred revenue balance was $896,000.

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
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs amounted to $10.3 million and $8.5 million for years ended December 31, 2019 and 2018, respectively.
(f) Operating Leases
The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease payments used to determine the operating lease assets may include lease incentives and stated rent increases. The Company does not include options to extend or terminate until it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The Company elected not to recognize leases with an initial term of 12 months or less on its consolidated balance sheets.
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our accompanying consolidated balance sheet as of December 31, 2019. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the lease term in its consolidated statements of operations.
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

(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction losses of $64,000 for 2019, and total foreign currency transaction net gain of $135,000 for 2018, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
(k) Certain Risks and Uncertainties
Our business is subject to risks associated with our ability to attract and retain advertisers and offer products or services on compelling terms to our members. We are exposed to the risk of the travel and tourism industry and the risk of online commerce and payment security systems.
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2019 and 2018, the Company did not have any customers that accounted for 10% or more of accounts receivable.
(l) Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable deposits and funds held in escrow.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$19,505	$18,017
Restricted cash	1,205	1,444
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$20,710	$19,461

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
(n) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during years ended December 31, 2019 and 2018.
(o) Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For Smaller Reporting Companies, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial position and results of operations.
In August 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The new guidance required a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for calendar-year public business entities in 2020. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial position, results of operations and cash flows.

(p) Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued an ASU 2016-02, "Leases," codified in Accounting Standard Codification 842 ("ASC 842"), which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. The Company adopted ASC 842 on January 1, 2019, using the alternative modified transition method with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients: (i) not to reassess prior conclusions related to whether any expired or existing contracts are or contain leases; (ii) not to reassess the lease classification for any expired or existing leases; (iii) not to reassess initial direct costs for existing leases; and (iv) not to reassess certain land easements. Upon adoption of the standard effective January 1, 2019, the Company recognized an operating lease right-of-use assets of approximately $13.4 million and a corresponding operating lease liability of approximately $16.0 million, which included reclassifying existing deferred rent liability of $2.6 million to operating lease right-of-use assets.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Net income	$4,155	$4,661

Weighted average common shares—basic	11,809	12,323
Effect of dilutive securities: stock options	226	187
Weighted average common shares—diluted	12,035	12,510

Net income per share—basic	$0.35	$0.38
Net income per share—diluted	$0.35	$0.37
For the years ended December 31, 2019 and 2018, options to purchase 200,000 and 200,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$2,303	$1,780
Other current assets	193	167
Total prepaid expenses and other	$2,496	$1,947

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Computer hardware and software	$3,427	$3,353
Office equipment and office furniture	8,148	7,814
Capitalized internal-use software and website development	4,390	4,383
Leasehold improvements	6,247	6,140
	22,212	21,690
Less accumulated depreciation and amortization	(19,230)	(17,900)
Total	$2,982	$3,790
Depreciation expense was $1.2 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.
Amortization of capitalized internal-use software and website development costs was $157,000 and $247,000 for the years ended December 31, 2019 and 2018, respectively.
Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2018	$315	$530
Additions — charged to costs and expenses, or contra revenue	482	688
Deductions — recoveries of amounts previously reserved	(104)	—
Deductions — write-offs or refunds	(1)	(839)
Balance at December 31, 2018	692	379
Additions — charged to costs and expenses, or contra revenue	610	1,007
Deductions — recoveries of amounts previously reserved	(147)	—
Deductions — write-offs or refunds	(29)	(1,093)
Balance at December 31, 2019	$1,126	$293

Local Deals and Getaway merchant payable included in accounts payable was $13.7 million and $11.8 million, as of December 31, 2019 and 2018, respectively.
Accrued expenses and other consist of the following (in thousands):

	December 31,
	2019	2018
Accrued advertising expense	$1,774	$1,875
Accrued compensation expense	2,955	2,813
Reserve for member refunds	293	382
Other accrued expenses	2,455	2,266
Deferred rent	—	517
Total accrued expenses and other	$7,477	$7,853

At December 31, 2019 and 2018, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.

Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any material payments for 2019 and 2018.
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
The Company leases office space in Australia, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Spain, the U.K., and the U.S. under operating leases which expire between February 2020 and November 2024. Rent expense was $5.8 million for each of the years ended December 31, 2019 and 2018, respectively. The Company’s rental income from sublease was approximately $347,000 and $123,000 for the years ended December 31, 2019 and 2018. See Note 13 - Leases for more information.
The Company has purchase commitments aggregating approximately $50,000 as of December 31, 2019, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
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
As of December 31, 2019, the Company is permanently reinvested in certain Non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $484,000 at December 31, 2019.
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018
U.S.	$11,553	$8,677
Foreign	(2,604)	(391)
	$8,949	$8,286

Income tax expense consists of current and deferred components categorized by federal, state and foreign jurisdictions, as shown below. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision (benefit) results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the table below:

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2019
Federal	$2,399	$257	$2,656
State	516	47	563
Foreign	1,539	36	1,575
	$4,454	$340	$4,794
Year Ended December 31, 2018
Federal	$1,938	$(260)	$1,678
State	650	22	672
Foreign	1,461	(186)	1,275
	$4,049	$(424)	$3,625

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018
Federal tax at statutory rates	$1,879	$1,738
State taxes, net of federal income tax benefit	453	586
Change of valuation allowance	2,032	1,565
Uncertain tax positions	61	(177)
Foreign income taxed at different rates	(261)	(273)
Foreign equity investment	172	—
Non-deductible expenses and other	458	186
Total income tax expense	$4,794	$3,625
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$11,634	$9,805
Operating lease liabilities	2,632	—
State income taxes	100	82
Accruals and allowances	327	292
Stock-based compensation	643	910
Unrealized foreign exchange losses	900	151
Deferred revenue	—	377
Total deferred tax assets	16,236	11,617
Valuation allowance	(11,634)	(9,723)
Total deferred tax assets net of valuation allowance	4,602	1,894
Deferred tax liabilities:
Deferred revenue	(72)	—
Deferred rent	—	(80)
Operating lease right-of-use assets	(2,423)	—
Property, equipment and intangible assets	(56)	(169)
Total deferred tax liabilities	(2,551)	(249)
Net deferred tax assets	$2,051	$1,645

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2018 and 2019 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2018	$9,249	1,565	(1,091)	$9,723
2019	$9,723	2,032	(121)	$11,634
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2019, the Company has a valuation allowance of approximately $11.6 million related to foreign net operating loss (“NOL”) carryforwards of approximately $47.3 million for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented an increase of approximately $1.9 million over the amount recorded as of December 31, 2018, and was due to the increase in foreign operating losses. If not utilized, the foreign NOL of $26.6 million may be carried forward indefinitely, and $20.7 million will expire at various times between 2020 and 2028.
The total amount of gross unrecognized tax benefits was $178,000 as of December 31, 2019, of which up to $152,000 would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2018 and 2019 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2018	$725
Increase related to current year tax positions	15
Settlements	(501)
Gross unrecognized tax benefits balance at December 31, 2018	239
Increase related to current year tax positions	7
Settlements	(68)
Gross unrecognized tax benefits balance at December 31, 2019	$178

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2019, the Company had approximately $207,000 in accrued interest.
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
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$(4,214)	$(3,597)
Other comprehensive income (loss) due to foreign currency translation, net of tax	762	(617)
Ending balance	$(3,452)	$(4,214)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 7: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company matches employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $2.1 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

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
In January 2012, the Company granted certain executives stock options to purchase 100,000 shares of common stock with an exercise price of $28.98, of which 25,000 options vest and become exercisable annually starting on January 23, 2013. The options expire in January 2022. During 2014, 25,000 options were canceled and 25,000 options were forfeited upon the departure of an executive. During 2019, the remaining 50,000 options were canceled upon the departure of an executive. Stock-based compensation related to these options was fully expensed.
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. As of December 31, 2019, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. In 2018, 50,000 options were forfeited upon the departure of an executive and the compensation expense of $59,000 was reversed. During 2019, the remaining 50,000 options were net exercised for 4,000 shares of common stock.
In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in October 2027. During 2019, 250,000 options were exercised. As of December 31, 2019, 150,000 options were vested and outstanding. Total stock-based compensation related to these option grants was $573,000 for 2019. Stock-based compensation related to these options was fully expensed as of December 31, 2019.
In April 2018, the Company granted an employee stock options to purchase 50,000 shares of common stock with an exercise price of $10.50. The options vest in twelve equal installments. The first installment vested on April 26, 2018, and the remaining eleven installments vest from June 30, 2018 to December 31, 2020. During 2019, the Company recognized  $34,000 stock-based compensation and canceled the 50,000 options upon the departure of the employee.
In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting on May 2019. As of December 31, 2019 , 50,000 options were outstanding and 12,500 of these options was vested. As of December 31, 2019, there was approximately $213,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.4 years.
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
In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. As of December 31, 2019, 50,000 options were outstanding and 12,500 of these options was vested. As of December 31, 2019, there was approximately $206,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.5 years.
In May 2019, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and become exercisable in September 2019, and the remaining 75,000 will vest in three equal installments starting on May 20, 2021 and ending on May 20, 2023. As of December 31, 2019, 100,000 options were outstanding and 25,000 of these options were vested. As of December 31, 2019, there was approximately $420,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.4 years.

The Company recorded $993,000 and $915,000 of stock-based compensation in general and administrative expenses for fiscal years 2019 and 2018, respectively.
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
The fair value of 2019 and 2018 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2019	2018
Weighted-average fair value of options granted per share	$8.78	$6.63
Historical volatility	60%	46%
Risk-free interest rate	2.10%	2.84%
Dividend yield	—	—
Expected life in years	3.6	5.7
As of December 31, 2019, there was approximately $419,000 of unrecognized stock-based compensation expense related to outstanding 2019 stock options, expected to be recognized over 3.4 and approximately $418,000 of unrecognized stock-based compensation expense related to outstanding 2018 stock options, expected to be recognized over 2.4 years. There was no unrecognized stock-based compensation expense relating stock options granted prior to 2018.

Option activities during the years ended December 31, 2018 and 2019 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2018	950,000	$8.75	8.48 years
Option Granted	250,000	$15.47
Options forfeited and canceled	(150,000)	$14.68
Outstanding at December 31, 2018	1,050,000	$9.50	7.53 years
Option Granted	100,000	$19.28
Exercised options	(300,000)	$7.22
Options forfeited and canceled	(100,000)	$19.74
Outstanding at December 31, 2019	750,000	$10.35	6.01 years	$1,615
Exercisable and fully vested at December 31, 2019	600,000	$8.57	6.22 years	$1,615
Outstanding at December 31, 2019 and expected to vest thereafter	150,000	$17.48	5.15 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of years ended December 31, 2019 and 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019 and 2018. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.

Outstanding options at December 31, 2019 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$8.07	400,000	5.75 years	$8.07	400,000	5.75 years
$6.95	150,000	7.84 years	$6.95	150,000	7.84 years
$14.70	50,000	8.37 years	$14.70	12,500	8.37 years
$16.65	50,000	3.47 years	$16.65	12,500	3.47 years
$19.28	100,000	4.39 years	$19.28	25,000	4.39 years
	750,000			600,000

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
In February 2019, the Company entered into a Stock Repurchase Agreement with Azzurro, a significant shareholder of the Company and repurchased 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2019, the Company repurchased 436,369 shares of common stock for an aggregate purchase price of $7.2 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
In November 2019, the Company entered into a SRA with Holger Bartel to repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $2.0 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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

The following is a summary of operating results and assets by business segment (in thousands):

Year Ended December 31, 2019	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$6,402	$39,556	$65,454	$111,412
Intersegment revenues	88	(2,658)	2,570	—
Total net revenues	$6,490	$36,898	$68,024	$111,412
Operating income (loss)	$(7,488)	$4,461	$12,491	$9,464

Year Ended December 31, 2018	Asia Pacific	Europe	North America	Consolidated
Revenues from unaffiliated customers	$7,869	$36,468	$66,985	$111,322
Intersegment revenues	(10)	(319)	329	—
Total net revenues	$7,859	$36,149	$67,314	$111,322
Operating income (loss)	$(6,322)	$4,973	$9,587	$8,238

As of December 31, 2019	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$121	$263	$2,598	$—	$2,982
Total assets	$3,215	$74,604	$66,803	$(90,084)	$54,538

As of December 31, 2018	Asia Pacific	Europe	North America	Elimination	Consolidated
Long-lived assets	$145	$313	$3,332	$—	$3,790
Total assets	$3,811	$62,942	$62,433	$(85,762)	$43,424

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the years ended December 31, 2019 and 2018, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2019 and 2018, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaway vouchers and hotel platform. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings) (in thousands).

	Year Ended December 31,
	2019	2018
Asia Pacific
Travel	$6,274	$7,351
Local	216	508
Total Asia Pacific revenues	6,490	7,859
Europe
Travel	32,081	30,856
Local	4,817	5,293
Total Europe revenues	36,898	36,149
North America
Travel	57,863	56,145
Local	10,161	11,169
Total North America revenues	68,024	67,314
Consolidated
Travel	96,218	94,352
Local	15,194	16,970
Total revenues	$111,412	$111,322
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2019	2018
Revenue
United States	$61,375	$61,257
United Kingdom	19,961	21,034
Germany	12,176	12,257
Rest of the world	17,900	16,774
Total revenues	$111,412	$111,322

The following table sets forth long lived assets by geographic area (in thousands):

	December 31,
	2019	2018
United States	$2,359	$3,035
Rest of the world	623	755
Total long lived assets	$2,982	$3,790

Note 11: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc.("Azzurro"). As of December 31, 2019, Azzurro is the Company's largest stockholder, holding approximately 47.8% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 48.2% of the voting power.
The Company granted Holger Bartel 400,000 stock options that vest through December 31, 2017 on September 28, 2015 and granted 400,000 stock options that vest through December 31, 2019 on October 30, 2017. On September 5, 2019, the Company granted 400,000 stock options that vest through December 31, 2021 on September 5, 2019. This grant is subject to approval by the shareholders of the Company at the 2020 annual meeting of shareholders and may be unwound if approval is not received. See Note 8 for further information. Holger Bartel is the brother of Ralph Bartel and is our Global Chief Executive Officer.
In April 2018, the Company entered into an agreement with WeekenGO, a start-up company in Germany. The Company originally invested $3.0 million in WeekenGO for a 25% ownership interest in April 2018. In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. On February 11, 2020,Travelzoo signed an amended investment agreement with WeekenGO and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeekenGO meets certain internal targets.
WeekenGO signed a $2.1 million insertion order for advertising with the Company in 2018. The Company’s advertising revenues from WeekenGO in the years ended December 31, 2019 and 2018 were $1.2 million and $319,000, respectively. Accounts receivable from WeekenGO as of December 31, 2019 and 2018 were $230,000 and $58,000, respectively, included in Accounts Receivable in the Consolidated Balance Sheets.
On February 13, 2019, the Company entered into a SRA with Azzurro to repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. The SRA provides that the purchase price is based on the five (5) day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of February 6, 2019 through and including February 12, 2019, minus a five percent (5%) discount. The Company’s board of directors established a special committee (the “Special Committee”), consisting of independent and disinterested directors who engaged independent legal counsel and an independent financial advisor, to authorize the transaction.
On November 9, 2019, the Company entered into a SRA with Holger Bartel to repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $2.0 million. The SRA provides that the purchase price is based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of October 22, 2019 through and including November 4, 2019, less 4.4%.
Note 12: Leases

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
The following table summarizes the components of lease expense for the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$4,768
Short-term lease cost	815
Variable lease cost	1,242
Sublease income	(336)
Total lease cost	$6,489
For the year ended December 31, 2019, cash payments against the operating lease liabilities totaled $5.6 million. ROU assets obtained in exchange for lease obligations was $4.1 million for the year ended December 31, 2019.

The following table summarizes the presentation in our consolidated balance sheet of our operating leases (in thousands):

As of December 31, 2019
Assets:
Operating lease right-of-use assets	$8,886

Liabilities:
Operating lease liabilities	$5,301
Long-term operating lease liabilities	8,238
Total operating lease liabilities	$13,539

Weighted average remaining lease term (years)	3.42
Weighted average discount rate	4.4%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2020	$5,440
2021	3,790
2022	2,426
2023	1,927
2024	1,038
Thereafter	—
Total lease payments	14,621
Less interest	(1,082)
Present value of operating lease liabilities	$13,539

Note 13: Unaudited Quarterly Information
The following represents unaudited quarterly financial data for 2019 and 2018 (in thousands, except per share amounts):

	Quarter Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Revenues	$26,898	$25,505	$28,184	30,825	$27,062	$25,301	$28,075	$30,884
Cost of revenues	3,206	2,980	2,757	2,946	2,880	2,987	3,016	3,385
Gross profit	23,692	22,525	25,427	27,879	24,182	22,314	25,059	27,499
Operating expenses:
Sales and marketing	15,154	14,233	15,357	15,606	13,974	13,375	15,628	15,542
Product development	1,905	1,478	1,799	1,703	1,799	2,297	2,386	2,511
General and administrative	5,778	5,600	5,847	5,599	5,620	5,928	5,967	5,789
Total operating expenses	22,837	21,311	23,003	22,908	21,393	21,600	23,981	23,842
Income from operations	855	1,214	2,424	4,971	2,789	714	1,078	3,657
Other income (loss), net	(135)	(138)	(143)	(99)	(52)	(91)	30	161
Income from operations before income taxes	720	1,076	2,281	4,872	2,737	623	1,108	3,818
Income tax expense	1,319	770	953	1,752	1,173	505	631	1,316
Net income (loss)	$(599)	$306	$1,328	$3,120	$1,564	$118	$477	$2,502

Net income (loss) per share—basic:	$(0.05)	$0.03	$0.11	$0.26	$0.13	$0.01	$0.04	$0.20
Net income (loss) per share—diluted	$(0.05)	$0.03	$0.11	$0.26	$0.13	$0.01	$0.04	$0.20

Note 14: Subsequent Events
On January 13, 2020, Travelzoo (the "Company") entered into a Stock Purchase Agreement (the "SPA") with JFC Travel Group Co. ("JFC"), which owns and operates Jack's Flight Club, and the sellers identified on the signature pages thereto (the "Sellers"), for the purchase of up to 100% of the outstanding capital stock of JFC (the "Shares"). Pursuant to the SPA, on January 13, 2020, the Sellers sold 60% of the Shares to the Company for an aggregate purchase price of $12,000,000, payable in cash and promissory notes. The promissory notes contain an interest rate of 1.6% per annum and a due date of January 31, 2020, with a one-time right to extend the maturity date up to April 30, 2020, which the Company elected to do. The remaining 40% of the Shares are subject to a call/put option exercisable by the Company or the Sellers, as applicable, on or around January 1, 2021, subject to the terms and conditions set forth in the SPA.
The acquisition will be accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities will be recorded as goodwill.  As of the date of the filing of this Form 10-K, the purchase price allocation has not been prepared as there has not been enough time to complete the related activities.
On February 28, 2020, Travelzoo entered into an agreement with Adobe Inc. whereby Adobe will provide certain on-demand, managed and professional services for a total consideration of approximately $1.6 million annually for three years, with the first year payable in October 2020 (the “Adobe Agreement”). Travelzoo has a one-time right to terminate the Adobe Agreement at the end of year one, pursuant to the terms and conditions set forth in the Adobe Agreement.
On March 3, 2020 (the “New Premises Commencement Date”), Travelzoo moved its New York headquarters from the 37th floor to the 35th floor of the same building, pursuant to that certain Second Amendment to Lease, dated as of August 8, 2019, by and between 590 Madison Avenue, LLC and the Company (the “New York Lease”). Pursuant to the New York Lease, upon the New Premises Commencement Date, the annual fixed rent as provided for in the original lease agreement will continue for 10 years until March 2030, with no increases. Additionally, the landlord performed the construction, renovation and relocation work and paid Travelzoo $5.0 million as an incentive, of which $2.5 million was received in November 2019 and $2.5 million was received in March 2020. The Company accounted for the lease incentives as a reduction to the right-of-use asset. The additional lease payments under the New York Lease are approximately $7.4 million.
On March 10, 2020, the Company approved its plan to exit its business in Asia Pacific. The Asia Pacific operating segment has incurred losses for several years. Management is evaluating its options to exit the business which could include a sale or disposal of the business or related assets. The Company is also in the process of evaluating the impact on its financial statements for any restructuring or disposal costs that might be incurred as a result of this action but an estimate of such costs cannot be made at this time.
As a result of the 2019 Novel Coronavirus outbreak in the first quarter of 2020, the Company expects that its financial results may be negatively impacted in the first quarter of 2020 and beyond, but the extent and duration of such impact in the long-term is uncertain as it is dependent on future developments that can not be reasonably estimated at this time, including but not limited to the severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior. A significant adverse change in the business climate could affect the value of the Company’s long-lived assets, including its equity method investment in WeekenGO.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO)), as of December 31, 2019, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in the firm’s audit report, which is included within Part II, Item 8 of this Form 10-K.

/s/    HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/    LISA SU
Lisa Su
Chief Accounting Officer

March 20, 2020

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2019 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Chief Accounting Officer
Date: March 20, 2020
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

Signatures	Title(s)	Date

/s/ RALPH BARTEL	Chairman of the Board of Directors	March 20, 2020
Ralph Bartel

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 20, 2020
Holger Bartel

/s/ LISA SU	Chief Accounting Officer	March 20, 2020
Lisa Su

/s/ CHRISTINA SINDONI CIOCCA	Director	March 20, 2020
Christina Sindoni Ciocca

/s/ CARRIE LIQUN LIU	Director	March 20, 2020
Carrie Liqun Liu

/s/ MARY REILLY	Director	March 20, 2020
Mary Reilly

/s/ BEATRICE TARKA	Director	March 20, 2020
Beatrice Tarka

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Travelzoo (Incorporated by reference to our Schedule 14A (File No. 000-50171), filed April 1, 2019)

3.4	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2	—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)

10.3	—
Asset Purchase Agreement, dated September 30, 2009, among Travelzoo, Travelzoo K.K., Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.4	—
Asset Purchase Agreement, dated September 30, 2009, among Travelzoo, Travelzoo (Asia Pacific) Limited, Azzurro Capital Inc. and a buyer entity to be designated by Azzurro Capital Inc., with Exhibits (Incorporated by reference to Exhibit 10.2 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.5	—	Option Agreement, dated September 30, 2009, between Travelzoo and Azzurro Capital Inc. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed October 5, 2009)

10.6*	—	Employment Agreement, dated September 28, 2015, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.23 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.7*	—	Nonqualified Stock Option Agreement, dated September 28, 2015, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.24 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.8
Security Purchase Agreement, dated August 20, 2015, among Travelzoo (Europe) Limited, and Travelzoo (Asia Pacific) with Exhibits (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed August 26, 2015)

10.9*	—
Nonqualified Stock Option Agreement, dated October 30, 2017, between Travelzoo and Holger Bartel dated October 30, 2017. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed November 2, 2017)

10.12	—	Employment Agreement, dated June 28, 2018 between Michael Peterson and Travelzoo (Incorporated by reference to Exhibit 10.22 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.13*	—	Nonqualified Stock Option Agreement, dated June 22, 2018, between Travelzoo and Michael Peterson (Incorporated by reference to Exhibit 10.23 on Form 8-K (File No. 000-50171), filed June 28, 2018)

10.15	—	Stock Repurchase Agreement, dated February 13, 2019, between Travelzoo and Azzurro Capital Inc. on Form 8-K (File No. 000-50171), filed February 13, 2019)

10.16‡	—	Second Amendment to Lease, dated August 8, 2019, between 590 Madison Avenue, LLC and Travelzoo.

10.17*‡	—	Nonqualified Stock Option Agreement, dated September 5, 2019, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed September 10, 2019)

10.18‡	—	Stock Repurchase Agreement, dated November 6, 2019, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.4 on Form 8-K (File No. 000-50171), filed November 12, 2019.

10.19‡	—	Stock Purchase Agreement, dated January 13, 2020, among Travelzoo, JFC Travel Group Co., Mikhail Mayzenberg and Philip Wintermantle.

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of RSM US LLP, Independent Registered Public Accounting Firm

23.2‡	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document

*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith