Form 10-Q
period 2020-03-31
TRAVELZOO
filed 2020-06-25
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of June 25, 2020 was 11,310,431 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,130	$18,743
Accounts receivable, less allowance for doubtful accounts of $2,332 and $1,106 as of March 31, 2020 and December 31, 2019, respectively	7,653	11,209
Prepaid income taxes	—	989
Deposits	112	105
Prepaid expenses and other	1,712	2,288
Assets from discontinued operations	2,251	3,961
Total current assets	23,858	37,295
Deposits and other	430	572
Deferred tax assets	3,404	2,051
Restricted cash	1,131	1,135
Investment in WeekenGO	2,258	2,484
Operating lease right-of-use assets	11,210	8,140
Property and equipment, net	1,964	2,861
Intangible assets, net	5,595	—
Goodwill	10,944	—
Total assets	$60,794	$54,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,836	$19,349
Accrued expenses and other	6,528	6,281
Deferred revenue	2,451	786
Operating lease liabilities	4,801	4,847
Promissory notes payable	9,971	—
Income tax payable	519	914
Liabilities from discontinued operations	2,289	3,135
Total current liabilities	39,395	35,312
Long-term tax liabilities	367	359
Deferred tax liabilities	1,210	—
Long-term operating lease liabilities	12,921	7,920
Long-term deferred rent and other	84	84
Total liabilities	53,977	43,675
Commitments and contingencies
Non-controlling interest	4,616	—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,310 and 11,479 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	113	115
Additional paid in capital	—	—
Retained earnings	6,411	14,200
Accumulated other comprehensive loss	(4,323)	(3,452)
Total stockholders’ equity	2,201	10,863
Total liabilities and stockholders’ equity	$60,794	$54,538

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$20,327	$29,160
Cost of revenues	2,703	2,865
Gross profit	17,624	26,295

Operating expenses:
Sales and marketing	13,094	13,534
Product development	1,428	1,659
General and administrative	5,522	4,532
Impairment of intangible assets and goodwill	2,920	—
Total operating expenses	22,964	19,725
Operating income (loss)	(5,340)	6,570
Other income (loss), net	(6)	45
Income (loss) from continuing operations before income taxes	(5,346)	6,615
Income tax expense (benefit)	(517)	1,670
Income (loss) from continuing operations	(4,829)	4,945
Income (loss) from discontinued operations, net of taxes	(2,919)	(1,825)
Net income (loss)	(7,748)	3,120
Net income (loss) attributable to non-controlling interest	(1,139)	—
Net income (loss) attributable to Travelzoo	$(6,609)	$3,120

Net income (loss) attributable to Travelzoo—continuing operations	$(3,690)	$4,945
Net income (loss) attributable to Travelzoo—discontinued operations	$(2,919)	$(1,825)

Income (loss) per share—basic
Continuing operations	$(0.32)	$0.41
Discontinued operations	$(0.26)	$(0.15)
Net income (loss) per share —basic	$(0.58)	$0.26

Income (loss) per share—diluted
Continuing operations	$(0.32)	$0.41
Discontinued operations	$(0.26)	$(0.15)
Net income (loss) per share—diluted	$(0.58)	$0.26

Shares used in per share calculation from continuing operations—basic	11,439	11,914
Shares used in per share calculation from discontinued operations—basic	11,439	11,914

Shares used in per share calculation from continuing operations—diluted	11,439	12,224
Shares used in per share calculation from discontinued operations—diluted	11,439	11,914

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(7,748)	$3,120
Other comprehensive income (loss):
Foreign currency translation adjustment	(272)	(89)
Total comprehensive income (loss)	$(8,020)	$3,031

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(7,748)	$3,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	551	330
Stock-based compensation	23	163
Deferred income tax	(609)	341
Impairment of intangible assets and goodwill	2,920	—
Loss on long-lived assets	437	—
Loss on equity investment in WeekenGO	195	159
Non-cash interest expense	40	—
Net foreign currency effect	(681)	(21)
Provision of loss on accounts receivable and other	1,401	77
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,509	(2,980)
Prepaid income taxes	989	389
Prepaid expenses and other	862	425
Accounts payable	(6,393)	(1,101)
Accrued expenses and other	704	1,733
Deferred revenue	889	(146)
Income tax payable	(333)	988
Other liabilities	1,188	(71)
Net cash provided by (used in) operating activities	(3,056)	3,406
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(679)	—
Purchases of property and equipment	(131)	(131)
Net cash used in investing activities	(810)	(131)
Cash flows from financing activities:
Repurchase of common stock	(1,205)	(1,591)
Payment of promissory notes	(1,000)	—
Proceeds from exercise of stock options, net of taxes paid for net share settlement	—	(26)
Net cash used in financing activities	(2,205)	(1,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(272)	152
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,343)	1,810
Cash, cash equivalents and restricted cash at beginning of period	20,710	19,461
Cash, cash equivalents and restricted cash at end of period	$14,367	$21,271
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes, net	$542	$(60)
Right-of-use assets obtained in exchange for lease obligations—operating leases	$3,207	$1,805
Cash paid for amounts included in the measurement of lease liabilities	$1,310	$1,277
Non-cash investing and financing activities:
Issuance of promissory notes to the Sellers of Jack's Flight Club	$11,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	23	—	—	23
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Foreign currency translation adjustment	—	—	—	—	(871)	(871)
Net loss–Travelzoo	—	—	—	(6,609)	—	(6,609)
Balances, March 31, 2020	11,310	$113	$—	$6,411	$(4,323)	$2,201

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	163	—	—	163
Repurchase and retirement of common stock	(100)	(1)	(137)	(1,452)	—	(1,590)
Taxes paid for net share settlement of equity awards	3	—	(26)	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Net income	—	—	—	3,120	—	3,120
Balances, March 31, 2019	11,865	$119	$—	$19,821	$(4,303)	$15,637

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® is a global Internet media company. We provide our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers-our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
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
In January of 2020, Travelzoo (the “Company”) acquired JFC Travel Group Co. (“Jack’s Flight Club”). This company operates Jack’s Flight Club, a subscription service which provides members information about exceptional airfares. As of March 31, 2020, Jack’s Flight Club had 1.7 million members. Jack Flight Club’s revenues are generated by subscription fees paid by members.
In April 2018, Travelzoo invested $3.0 million in WeekenGo GmbH (“WeekenGO”) for a 25% ownership interest. WeekenGO uses new technology to promote vacation packages. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeekenGO in Other income (expense), net on a one-quarter lag basis. In accounting for the investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.
In April 2019, the Company invested an additional $673,000 in WeekenGO and increased the Company's ownership interest to 26.6%. On February 11, 2020, Travelzoo signed an amended investment agreement with WeekenGO and agreed to invest an additional $1.7 million when WeekenGO meets certain internal targets. As of March 31, 2020, WeekenGO has not met the internal targets and no additional investments have been made by the Company. WeekenGO also signed a $2.1 million insertion order for advertising with Travelzoo in April 2018. The Company's advertising services provided to WeekenGO in the three months ended March 31, 2020 and 2019 were $357,000 and $555,000, respectively.
During the three months ended March 31, 2020, the Company recorded $227,000 for its share of WeekenGO losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.
Ralph Bartel, who founded the Company and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of March 31, 2020, Azzurro is the Company's largest stockholder, holding approximately 39.5% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 39.9% of the voting power.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2019, included in the Company’s Form 10-K filed with the SEC on March 20, 2020.

In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial results of Jack’s Flight Club have been included in our consolidated financial statements from the date of acquisition. Investments in entities where the Company does not have control, but does have significant influence, are accounted for as equity method investments.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period, and the Company makes no representations related thereto.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2017-04 as of January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The new guidance required a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for calendar-year public business entities in 2020. Early adoption is permitted. The adoption did not have a material impact on its financial position, results of operations and cash flows.
(c) Significant Accounting Policies
Below are a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
Business Combinations
The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company records the net assets and results of operations of an acquired entity from the acquisition date and adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets for the period ending March 31, 2020 due to the COVID-19 pandemic and recorded an impairment expense of $810,000.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill for the period ending March 31, 2020 due to the COVID-19 pandemic and recorded an impairment expense of $2.1 million.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our unaudited condensed consolidated balance sheets. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the lease term in its condensed consolidated statements of income.
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer products or services on compelling terms to our members. The global outbreak of coronavirus (COVID-19) is having an unprecedented impact on the global travel and hospitality industries. Governmental authorities have implemented numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. The measures implemented to contain COVID-19 have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations and cash flows.

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. During the three months ended March 31, 2020, the Company began to experience the adverse impact of COVID-19. Many of the Company's advertising partners paused, canceled, and stopped advertising with the Company. Additionally, there has been an unprecedented level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. The Company has modified its policies and will continue to adopt new policies as the situation evolves. However, the uncertainties of the pandemic, such as its duration and severity, will negatively impact our partners and customers. As of March 31, 2020 and December 31, 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.
Cash, Cash Equivalents and Restricted Cash
Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to cash held for letters of credit for real estate leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$12,130	$18,743
Restricted cash	1,131	1,135
Cash, cash equivalents and restricted cash–discontinued operations	1,106	832
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$14,367	$20,710
The Company’s restricted cash was included in noncurrent assets as of March 31, 2020 and December 31, 2019.
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
The Company generates revenues primarily by delivering advertising on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and from the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of hotel booking platform and vacation packages. The Company's disaggregated revenues are included in "Note 9: Segment Reporting and Significant Customer Information".
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
The Company also offers advertising on other bases, such as cost-per-impression, which means that an advertiser pays the Company based on the number of times their advertisement is displayed on Travelzoo properties, email advertisements, Travelzoo Network properties, or social media properties. For these customers, the Company recognizes revenues each time an ad is shown or email delivered.
For transaction based revenues, including products such as Local Deals, Getaways, hotel platform and vacation packages, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) versus an agent (i.e., report revenue on a net basis). The Company reports transaction revenue on a net basis because the supplier is primarily responsible for providing the underlying service, and we do not control the service provided by the supplier prior to its transfer to the customer.
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
Commission revenue related to hotel platform is recognized ratably over the period of guest stay, net of an allowance for cancellations based upon historical patterns. For arrangements for booking non-cancelable reservations where the Company’s performance obligation is deemed to be the successful booking of a hotel reservation, we record revenue for the commissions upon completion of the hotel booking.

The Company’s contracts with customers may include multiple performance obligations in which the Company allocates revenues to each performance obligation based upon its standalone selling price. The Company determines standalone selling price based on its overall pricing objectives, taking into consideration the type of services, geographical region of the customers, normal rate card pricing and customary discounts. Standalone selling price is generally determined based on the prices charged to customers when the product is sold separately.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2019, $786,000 was recorded as deferred revenue, of which $296,000 was recognized as revenue during the three months ended March 31, 2020.
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
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$(3,690)	$4,945
Net income (loss) attributable to Travelzoo—discontinued operations	$(2,919)	$(1,825)
Denominator:
Weighted average common shares—basic	11,439	11,914
Effect of dilutive securities: stock options	—	310
Weighted average common shares—diluted	11,439	12,224

Income (loss) per share—basic
Continuing operations	$(0.32)	$0.41
Discontinued operations	(0.26)	(0.15)
Net income (loss) per share —basic	$(0.58)	$0.26

Income (loss) per share—diluted
Continuing operations	$(0.32)	$0.41
Discontinued operations	(0.26)	(0.15)
Net income (loss) per share—diluted	$(0.58)	$0.26
For the three months ended March 31, 2020, options to purchase 700,000 shares of common stock were not included in the computation of diluted net income per share. For the three months ended March 31, 2019, options to purchase 150,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Acquisition

On January 13, 2020, Travelzoo entered into a Stock Purchase Agreement (the "SPA") with the shareholders of Jack’s Flight Club (the “Sellers”) for the purchase of up to 100% of the outstanding capital stock of Jack’s Flight Club (the “Shares”). Pursuant to the SPA, on January 13, 2020, the Sellers sold 60% of the Shares to the Company for an aggregate purchase price of $12.0 million, $1.0 million of which was paid in cash and $11.0 million of which was paid in the form of promissory notes. The promissory notes contain an interest rate of 1.6% per annum and a due date of January 31, 2020, with a one-time right to extend the maturity date up to April 30, 2020 with a principal payment of $1.0 million on January 31, 2020 which the Company exercised. The remaining 40% of the Shares are subject to a call/put option exercisable by the Company or the Sellers, as applicable, on or around January 1, 2021, subject to the terms and conditions set forth in the SPA.

The strategic rationale for the Jack’s Flight Club acquisition was to expand Jack’s Flight Club’s membership to Travelzoo members worldwide, so the members from Travelzoo could also sign up to receive offers from Jack’s Flight Club.
The acquisition has been accounted for using the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. The acquisition related costs were not significant and were expensed as incurred.
Purchase Price Allocation
The purchase price allocation is based on estimates, assumptions and third-party valuations and the allocation for customer related intangible assets is preliminary subject to obtaining additional information. The aggregate purchase price and allocation was as follows (in thousands):

Purchase Price	Jack’s Flight Club
Cash paid	$1,000
Promissory notes issued	10,931
Fair Value of Put/Call Option	183
$12,114

Allocation
Goodwill	$13,054
Intangible assets
Customer relationships	3,500
Trade name	2,460
Non-compete agreements	660

Current assets acquired, including cash of $321	324
Current liabilities assumed	(40)
Deferred revenue	(881)
Deferred tax liabilities	(1,391)
Non-controlling interest	(5,572)
$12,114

The Company determined the estimated fair value of the put/call option by using the Monte Carlo Simulation approach and the identifiable intangible assets acquired primarily by using the income approach. Non-controlling interests represent third-party shareholders and are measured at fair value on the date acquired.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the identifiable net assets of the acquired subsidiary. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Due to the COVID-19 pandemic that started in the quarter ended March 31, 2020 and the impact it has had on the global economy, the Company determined that this was a triggering event requiring the Company to assess its long-lived assets including Goodwill for impairment. The Company performed an impairment test during the three months ended March 31, 2020 by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. The fair value of the Jack’s Flight Club reporting unit was determined to be less than the carrying value, and the difference between the estimated fair value of goodwill and the carrying value was recorded as goodwill impairment. The Company also performed an ASC 360 analysis for long-lived assets noting no impairment of such assets based on the undiscounted cash flows of the Jack’s Flight Club asset group. The Company first impaired indefinite lived intangible assets (Trade names) before impairing Goodwill. The following table summarizes the goodwill activity for the three months ended March 31, 2020 (in thousands):

Goodwill—January 1, 2020	$—
Acquisition	13,054
Impairment	(2,110)
Goodwill—March 31, 2020	$10,944

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships	$3,500	5
Trade name	2,460	indefinite
Non-compete agreements	660	4

The fair value of intangible assets of $6.4 million has been allocated to the following three asset categories: 1) Customer relationships, 2) Trade name, and 3) Non-compete agreements. These assets are included within “Intangible assets” on our consolidated balance sheets. Customer relationships and non-compete agreements are being amortized to operating expenses over their estimated useful lives using either the straight-line basis for non-compete agreements or on an accelerated basis for Customer Relationships.
The following table represents the activities of intangible assets for the three months ended March 31, 2020 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name	(810)
Amortization of intangible assets with definite lives	(215)
Intangible assets, net—March 31, 2020	$5,595

Amortization expense for acquired intangibles was $215,000 for the three months ended March 31, 2020. Expected future amortization expense of acquired intangible assets as of March 31, 2020 is as follows (in thousands):

Years ending December 31,
2020 remainder	$949
2021	1,215
2022	865
2023	515
2024	357
Thereafter	44
$3,945
As previously discussed in Goodwill, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (Trade name) was impaired for $810,000 for the three months ended March 31, 2020.
Pro Forma Information
The acquired company was consolidated into our financial statements starting on the acquisition date. The unaudited financial information in the table below summarizes the combined results of operations of Travelzoo and Jack’s Flight Club, on a pro forma basis, as though the companies had been combined as of the beginning of the fiscal year presented. The debt was issued to finance the acquisition of Jack’s Flight Club. The unaudited pro forma information has been calculated after applying the Company’s accounting policies and includes adjustments to reflect the amortization charges from acquired intangible assets, adjustments to deferred revenue, interest expense and related tax effects. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the fiscal year presented. The following table summarizes the pro forma financial information (in thousands):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues	$20,448	$29,665
Net income (loss)	$(7,723)	$3,077

Note 4: Commitments and Contingencies
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation (“Netsurfers”) was merged into the Company. Under and subject to the terms of the merger agreement, holders of promotional shares of Netsurfers who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of the Company in exchange for each share of common stock of Netsurfers. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfers promotional shares as further described below.
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three months ended March 31, 2020 and 2019.

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
The Company has operating leases. Refer to Note 11 for contractual commitments as of March 31, 2020.
Local Deals and Getaways merchant payables included in accounts payable were $6.1 million and $13.0 million, as of March 31, 2020 and December 31, 2019, respectively.
Note 5: Income Taxes
Ordinarily, in determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. Due to the COVID-19 pandemic, and difficulty forecasting the calendar year 2020 of income (loss) by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the three months ended March 31, 2020. The Company's effective tax rate was 10% and 25%, respectively, for the three months ended March 31, 2020 and 2019. The Company's effective tax rate decreased for the three months ended March 31, 2020 from the corresponding three months ended March 31, 2019, primarily due to operating loss not benefited.
As of March 31, 2020, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $452,000.
The Company maintains liabilities for uncertain tax positions. At March 31, 2020, the Company had approximately $152,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At March 31, 2020 and December 31, 2019, the Company had approximately $215,000 and $207,000 in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2016 and is subject to California tax examinations for years after 2015.
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
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$(3,452)	$(4,214)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(272)	(89)
Reclass of amounts to income relating to APAC discontinued operations, net of tax	(599)	—
Ending balance	$(4,323)	$(4,303)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019.
Note 7: Stock-Based Compensation and Stock Options
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
In September 2015, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $8.07, of which 50,000 options became exercisable quarterly starting March 31, 2016. The options expire in September 2025. Stock-based compensation related to these options was fully expensed. As of March 31, 2020, 400,000 options were vested and outstanding.
In March 2016, the Company granted certain executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55, of which 37,500 options vest and become exercisable annually starting on March 7, 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. In 2018, 50,000 options were forfeited upon the departure of an executive and the compensation expense of $59,000 was reversed. In 2019, the remaining 50,000 options were net exercised for 4,000 shares of common stock.

In October 2017, the Company granted an executive stock options to purchase 400,000 shares of common stock with an exercise price of $6.95, of which 50,000 shares are exercisable quarterly starting March 31, 2018 and ending on December 31, 2019. The options expire in 2027. During 2019, 250,000 options were exercised. As of March 31, 2020, 150,000 options were vested and outstanding. Total stock-based compensation for the three months ended March 31, 2019, related to these option grants was $143,000. Stock-based compensation related to these options was fully expensed as of December 31, 2019.

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
In May 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70, of which 12,500 options will vest and become exercisable annually starting in May 2019. As of March 31, 2020, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation for the three months ended March 31, 2020 and 2019, related to these option grants was $22,000. As of March 31, 2020, there was approximately $190,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.1 years.
In June 2018, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65, of which 12,500 options will vest and become exercisable annually starting on June 2019. During the three months ended March 31, 2020, 37,500 unvested options were forfeited upon and the compensation expense of $43,000 was reversed upon the employee's notification of departure.
In May 2019, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and become exercisable in September 2019, and the remaining 75,000 will vest in three equal installments starting on May 20, 2021 and ending on May 20, 2023. As of March 31, 2020, 100,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation for the three months ended March 31, 2020, related to these option grants, was $44,000. As of March 31, 2020, there was approximately $551,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.1 years.
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
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2020 and 2019, respectively, the Company repurchased 169,602 shares and 100,000 shares of common stock for an aggregate purchase price of $1.2 million and $1.6 million, respectively. There were 395,029 shares remaining to be repurchased under this program as of March 31, 2020.

In November 2019, the Company entered into a Stock Repurchase Agreement with Holger Bartel to repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $2.0 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Seller of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated JFC as a separate segment. The Company currently has three reportable operating segments: North America, Europe and Jack’s Flight Club. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2020	North America	Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$12,549	$7,103	$683	$(8)	$20,327
Intersegment revenues (expenses)	148	(156)	—	8	—
Total net revenues	12,697	6,947	683	—	20,327
Operating profit (loss)	$(976)	$(1,341)	$(3,015)	$(8)	$(5,340)

Three Months Ended March 31, 2019	North America	Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$18,136	$11,054	$—	$(30)	$29,160
Intersegment revenues (expenses)	451	(481)	—	30	—
Total net revenues	18,587	10,573	—	—	29,160
Operating profit (loss)	$4,463	$2,137	$—	$(30)	$6,570

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of March 31, 2020	North America	Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$1,659	$305	$—	$—	$1,964
Total assets exclude discontinued operations	$76,200	$67,677	$17,565	$(102,899)	$58,543

As of December 31, 2019	North America	Europe	Elimination	Consolidated
Long-lived assets	$2,598	$263	$—	$2,861
Total assets exclude discontinued operations	$66,057	$74,604	$(90,084)	$50,577
For the three months ended March 31, 2020 and 2019, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2020 and December 31, 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2020	2019
North America
Travel	$11,156	$16,317
Local	1,541	2,270
Total North America revenues	$12,697	$18,587
Europe
Travel	$6,237	$9,512
Local	710	1,061
Total Europe revenues	$6,947	$10,573
Jack’s Flight Club	$683	$—
Consolidated
Travel	$17,393	$25,829
Local	2,251	3,331
Jack’s Flight Club	683	—
Total revenues	$20,327	$29,160
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue
United States	$11,515	$16,895
United Kingdom	5,113	5,859
Germany	2,015	3,641
Rest of the world	1,684	2,765
Total revenues	$20,327	$29,160

The following table sets forth property and equipment by geographic area (in thousands):

	March 31,	December 31,
	2020	2019
United States	$1,454	$2,359
Rest of the world	510	502
Total long-lived assets	$1,964	$2,861

Note 10: Discontinued Operation

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company sees strong interest from our members in travel deals.

The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan unit, which is held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues	$904	$1,665
Cost of revenues	6	81
Gross profit	898	1,584

Operating expenses:
Sales and marketing	1,712	2,072
Product development	—	44
General and administrative	2,639	1,067
Total operating expenses	4,351	3,183
Loss from operations	(3,453)	(1,599)
Other income (expense), net	534	(144)
Loss before income taxes	(2,919)	(1,743)
Income tax expense	—	82
Net loss	$(2,919)	$(1,825)

The Company recorded severance and disposal costs of $1.6 million during the three months ended March 31, 2020 for the shut down and such costs were classified in general and administrative in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain inter-company charges that will not continue including $64,000 and $34,000 of cost of revenues that were reclassified from the discontinued operations to continued operations for the three months ended March 31, 2020 and 2019, respectively. In addition, there were $7,000 and $3,000 of operating expenses that were reclassified from discontinued operations to continued operations for the three months ended March 31, 2020 and 2019, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$1,106	$832
Accounts receivable, net	874	1,797
Deposits	—	9
Prepaid expenses and other	118	208
Deposits and other	121	248
Operating lease right-of-use assets	—	746
Property and equipment, net	32	121
Total assets from discontinued operations	$2,251	$3,961
LIABILITIES
Accounts payable	$835	$1,057
Accrued expenses and other	1,256	1,188
Deferred revenue	198	118
Operating lease right-of-use liabilities	—	772
Total liabilities from discontinued operations	$2,289	$3,135

The net cash used in operating activities and investing activities for the discontinued operations for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(1,026)	$(1,576)
Net cash used in investing activities	$—	$(25)

Net cash used in operating activities for the three months ended March 31, 2020 was $1.0 million, which consisted of net loss of $3.5 million, offset partially by adjustments for non-cash items of $236,000 primarily due to a $150,000 of provision of loss on accounts receivable, and a $2.2 million increase in cash from changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2019 was $1.6 million, which consisted of net loss of $1.8 million, offset partially by adjustments for non-cash items of $24,000 primarily due to a $29,000 of provision of loss on accounts receivable, and a $226,000 increase in cash from changes in operating assets and liabilities.
Note 11: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to ten years. Certain leases include one or more options to renew. In addition, we sublease real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31
	2020	2019
Operating lease cost	$1,157	$1,184
Short-term lease cost	6	415
Variable lease cost	290	300
Sublease income	(84)	(84)
Total lease cost	$1,369	$1,815

For the three months ended March 31, 2020 and 2019, cash payments against the operating lease liabilities totaled $1.3 million and $1.3 million, respectively. ROU assets obtained in exchange for lease obligations was $3.2 million and $1.8 million for three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$11,210	$8,140

Liabilities:
Operating lease liabilities	$4,801	$4,847
Long-term operating lease liabilities	12,921	7,920
Total operating lease liabilities	$17,722	$12,767

Weighted average remaining lease term (years)	7.13	4.50
Weighted average discount rate	3.8%	3.4%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2020 (excluding the three months ended March 31, 2020)	$3,823
2021	3,648
2022	2,267
2023	1,871
2024	1,419
Thereafter	6,975
Total lease payments	20,003
Less interest	(2,281)
Present value of operating lease liabilities	$17,722
Note 12: Subsequent Events

On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds. The Company intends to use the funds from these loan only for the purposes included in the PPP, including payroll, employee benefits, and rent, and to apply for forgiveness of a portion of the loans in compliance with the CARES Act.

On May 29, 2020, the stockholders of the Company approved the grant of stock options to certain employees and directors. The stockholders of the Company also approved increases and repricing of certain options previously granted to certain employees. Options granted to certain employees and directors to purchase up to 2,250,000 shares of the Company’s common stock were approved at the exercise price of $3.49. The Company also repriced 1,250,000 shares of outstanding, unexercised stock options granted previously to certain employees at various exercise prices to the exercise price of $3.49.
On June 3, 2020, the Company renegotiated the SPA with Jack’s Flight Club. Pursuant to the original terms of the outstanding Promissory Notes, the Company owed $10.0 million plus interest (the “Outstanding Amount”) to the Sellers on April 30, 2020. On June 3, 2020, the parties reached a negotiated settlement for the Outstanding Amount with the following terms: (a) $1.5 million was forgiven in settlement of certain outstanding indemnification claims disputed by the Sellers; (b) $6.8 million, plus accrued interest, was paid to the Sellers by Travelzoo, and (c) the remaining $1.7 million is to be paid in June 2021 pursuant to new promissory notes with each of the Sellers that contain a 12% interest rate and are secured by 9.7% of the Shares. Travelzoo also agreed that the additional payment set forth in the SPA (equal to 20% of 2020 net profit) would be payable to the Sellers regardless of whether EBITDA targets are achieved and the put/call is exercised in 2021. The parties also agreed to a new put/call option exercisable in 2022 by the Sellers or Travelzoo, as applicable, only if the put/call option for 2021 as set forth in the SPA is not exercised, with a EBITDA threshold of $4.3 million and a purchase price equal to 40% of 2021 EBITDA multiplied by 3.5, and an additional payment equal to 20% of 2021 net profit. The Company will account for the impact of this settlement and amended SPA in the second quarter of 2020 as income or expense based on the fair value of the consideration. These adjustments are not considered measurement period adjustments to the purchase consideration since there is not a clear and direct link to the consideration transferred in the SPA entered into on January 13, 2020.

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K to Mr. Hajime Suzuki, the General Manager of Japan ("Buyer") for consideration of JPY1. The parties also entered into a License Agreement, whereby the Buyer obtained a license to use intellectual property from Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Buyer for JPY46.0 million (approximately $430,000) to be repaid over 3 years.

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
Overview
Travelzoo® is a global Internet media company. We provide our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers-our long-standing relationships give Travelzoo members access to irresistible deals.
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
In January of 2020, Travelzoo (the “Company”) acquired JFC Travel Group Co. (“Jack’s Flight Club”). This company operates Jack’s Flight Club, a subscription service which provides members information about exceptional airfares. As of March 31, 2020, Jack’s Flight Club had 1.7 million members. Jack Flight Club’s revenues are generated by subscription fees paid by members.
Additionally, as of March 30, 2020, the Company has an ownership interest in WeekenGO of 26.6% and an agreement to invest an additional $1.5 million when WeekenGo meets certain internal targets. As of March 31, 2020, WeekenGO has not met the internal targets and no additional investment has been made. WeekenGO also signed a $2.1 million insertion order for advertising with Travelzoo in April 2018, which is still in effect.

The following top travel suppliers use our services: Air France, Air New Zealand, Alaska Airlines, British Airways, Cathay Pacific Airways, Emirates, Etihad, Fairmont Hotels and Resorts, Gate 1 Travel, Hawaiian Airlines, Hilton Hotels & Resorts, Hyatt Corporation, InterContinental Hotels Group, Lion World Travel, Lufthansa, Nexus Holidays, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts, Tourism Australia, Tourism Ireland, and United Airlines.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo entered into a Sales Purchase Agreement with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon the acquisition, the Company's chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. Travelzoo currently has three reportable operating segments: North America, Europe and Jack’s Flight Club. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the UK. Jack’s Flight Club consists of operations of subscriptions from its member base for access to cheap flight deals via email or app.
When evaluating the financial condition and operating performance of the Company, management focuses on financial and non-financial indicators such as growth in the number of members to the Company’s newsletters, operating margin, growth in revenues in the absolute and relative to the growth in reach of the Company’s publications measured as revenue per member and revenue per employee as a measure of productivity. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.

How We Generate Revenues
Our revenues are advertising revenues, consisting primarily of listing fees paid by travel, entertainment and local businesses to advertise their offers on Travelzoo’s media properties. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, number of referrals, or percentage of the face value of vouchers sold. Insertion orders are typically for periods between one month and twelve months and are not automatically renewed. Merchant agreements for Local Deals and Getaways advertisers are typically for periods between twelve months and twenty four months and are not automatically renewed. We have two separate groups of our advertising products: Travel and Local.
Our Travel category of revenue includes the publishing revenue for negotiated high-quality deals from travel companies, such as hotels, airlines, trains, cruise lines and car rentals and includes products such as Top 20, Travelzoo website, Newsflash, Travelzoo Network as well as Getaways vouchers. The revenues generated from these products are based upon a fee for number of emails delivered to our audience, a fee for clicks delivered to the advertisers, a fee for placement of the advertising on our website or a fee based on a percentage of the face value of vouchers sold, hotel booking stays or other items sold. We recognize revenue upon delivery of the emails, delivery of the clicks, over the period of placement of the advertising, upon hotel booking stays and upon the sale of the vouchers or other items sold.
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
Trends in Our Business
Our ability to generate revenues in the future depends on numerous factors such as our ability to sell more advertising to existing and new advertisers, our ability to increase our audience reach and advertising rates, our ability to have sufficient supply of hotels offered at competitive rates and our ability to develop and launch new products. Our ability to generate revenues is also dependent on trends impacting the travel industry more broadly.
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers and travel more generally. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. We also have been impacted and expect to continue to be impacted by external factors, such as the COVID-19 pandemic, which decrease consumer’s discretionary income and decrease the demand for travel and entertainment.
Additionally, existing advertisers may shift from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by members.
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold. However, due to the COVID-19 pandemic and the increase in demand by consumers for fully refundable travel options, we have now begun to see a slight reversal this trend and an increase in the sale of hotel vouchers.

Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our members to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. We are addressing this growing channel of our audience through increased marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
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

We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, foreign, federal, state and local tax law and regulations and changes thereto. Our income taxes are also dependent on the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years' tax returns that result in adjustments, resolution of uncertain tax positions and different treatments for certain items for tax versus books. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
With respect to the COVID-19 outbreak specifically, we currently expect that our 2020 financial results will be negatively impacted. Additionally, we expect the COVID-19 outbreak will continue to negatively impact our business beyond the first quarter of 2020, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers and toward fully refundable travel deals given the uncertainty of the COVID-19 pandemic. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2020	2019
Revenues	100.0%	100.0%
Cost of revenues	13.3	9.8
Gross profit	86.7	90.2
Operating expenses:
Sales and marketing	64.4	46.4
Product development	7.1	5.7
General and administrative	27.2	15.6
Impairment of intangible assets and goodwill	14.3	—
Total operating expenses	113.0	67.7
Operating income (loss)	(26.3)	22.5
Other income (expense), net	—	0.2
Income (loss) from continuing operations before income taxes	(26.3)	22.7
Income tax expense (benefit)	(2.5)	5.7
Income (loss) from continuing operations	(23.8)	17.0
Income (loss) from discontinued operations, net of taxes	(14.3)	(6.3)
Net income (loss)	(38.1)	10.7
Net income (loss) attributable to non-controlling interest	(5.6)	—
Net income (loss) attributable to Travelzoo	(32.5)%	10.7%

Operating Metrics
The following table sets forth selected operating metrics for Europe and North America:

	Three Months Ended
	March 31,
	2020	2019
North America
Total members (1)	16,924,000	17,497,000
Average cost per acquisition of a new member	$2.28	$2.81
Revenue per member (2)	$3.03	$4.26
Revenue per employee (3)	$271,000	$381,000
Mobile application downloads	3,693,000	3,504,000
Social media followers	3,273,000	3,158,000
Europe
Total members (1)	9,151,000	8,899,000
Average cost per acquisition of a new member	$3.12	$4.23
Revenue per member (2)	$3.05	$4.83
Revenue per employee (3)	$210,000	$282,000
Mobile application downloads	2,076,000	1,915,000
Social media followers	903,000	868,000
Consolidated
Total members (1)	29,565,000	29,891,000
Average cost per acquisition of a new member	$2.64	$3.49
Revenue per member (2)	$2.79	$4.45
Revenue per employee (3)	$257,000	$338,000
Mobile application downloads	6,602,000	5,419,000
Social media followers	4,176,000	4,027,000

(1)	Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.

(2)	Annualized revenue divided by number of members at the beginning of the year.

(3)	Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2020	2019
North America
Travel	$11,156	$16,317
Local	1,541	2,270
Total North America revenues	12,697	18,587
Europe
Travel	6,237	9,512
Local	710	1,061
Total Europe revenues	6,947	10,573
Jack’s Flight Club	683	—
Consolidated
Travel	17,393	25,829
Local	2,251	3,331
Jack’s Flight Club	683	—
Total revenues	$20,327	$29,160
North America
North America revenues decreased $5.9 million for the three months ended March 31, 2020 from the three months ended March 31, 2019. This increase was primarily due to a $5.2 million decrease in Travel revenues and a $729,000 decrease in Local revenues. The decrease in Travel revenue of $5.9 million was primarily due to a $2.4 million decrease in the number of emails sent, a $1.4 million decrease in our website advertisements and a $600,000 decrease in Getaway vouchers sold. The decrease in Local revenues of $729,000 was primarily due to the decreased number of Local Deals vouchers sold.
Europe
Europe revenues decreased $3.6 million for the three months ended March 31, 2020 from the three months ended March 31, 2019. The decrease was primarily due to a $3.3 million decrease in Travel revenues and a $351,000 decrease in Local revenues and a $114,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $3.3 million was primarily due to the decreased number of emails sent. The decrease in Local revenues was primarily due to the decreased number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club's revenue was $683,000 from January 13, 2020 through March 31, 2020.
For the three months ended March 31, 2020 and 2019, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.7 million and $2.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Cost of revenue for the three months ended March 31, 2020 included $97,000 from Jack’s Flight Club. Without Jack’s Flight Club, cost of revenue decreased by $259,000 for the three months ended March 31, 2020 from the three months ended March 31, 2019. The decrease was primarily due to a $177,000 decrease in payment made to the third-party partners and a $163,000 decrease in customer service costs.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production staff, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $13.1 million and $13.5 million for the three months ended March 31, 2020 and 2019, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2020 and 2019, advertising expenses accounted for 18% and 20% of the total sales and marketing expenses, respectively. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for the three months ended March 31, 2020 included $240,000 from Jack’s Flight Club. Without Jack’s Flight Club, sales and marketing expenses decreased $680,000 for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to decrease in salary and employee related expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $1.4 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.
Product development expenses decreased $231,000 for three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to the decrease in professional services fees.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.5 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively.
General and administrative expenses for the three months ended March 31, 2020 included $416,000 from Jack’s Flight Club. Without Jack’s Flight Club, general and administrative expenses increased $574,000 for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to the bad debt expenses the Company recorded in consideration of the potential impacts of Covid-19 to our business.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account losses that are treated as having no recognizable tax benefit. Income tax expense (benefit) was ($517,000) and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was 10% and 25% for the three months ended March 31, 2020 and 2019, respectively.
Our effective tax rate decreased for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to operating losses in 2020 as a result of the COVID-19 pandemic that were not benefited. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See "Note 5: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.

North America

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Revenue	$12,697	$18,587
Operating profit (loss)	$(976)	$4,463
Operating profit (loss) as a % of revenue	(7.7)%	24.0%
North America revenues decreased by $5.9 million for the three months ended March 31, 2020 from the three months ended March 31, 2019 (see “Revenues” above). North America expenses decreased by $445,000 for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to a $293,000 decrease in salary and employee related expenses, a $227,000 decrease in professional services fees and a $222,000 decrease in payments made to third-party partners, offset partially by a $276,000 increase in bad debt expenses the Company recorded in consideration of the potential impacts of COVID-19 to our business.
Europe

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Revenue	$6,947	$10,573
Operating profit (loss)	$(1,341)	$2,137
Operating profit (loss) as a % of revenue	(19.3)%	20.2%
Europe revenues decreased by $3.6 million for the three months ended March 31, 2020 from the three months ended March 31, 2019 (see “Revenues” above). Europe expenses decreased by $148,000 for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to $688,000 decrease in salary and employee related expenses, offset partially by a $578,000 increase in bad debt expenses the Company recorded in consideration of the potential impacts of COVID-19 to our business.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $61,000 and $151,000 for the three months ended months ended March 31, 2020 and 2019, respectively.
Liquidity and Capital Resources
As of March 31, 2020, we had $12.1 million in cash and cash equivalents, of which $7.7 million was held outside the U.S. in certain of our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents decreased from $18.7 million as of December 31, 2019 primarily by cash used for operating activities, cash used to purchase Jack’s Flight Club and cash used for repurchases of our common stock. We expect that cash on hand will be sufficient to provide for working capital needs for at least the next twelve months

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$(3,056)	$3,406
Net cash used in investing activities	(810)	(131)
Net cash used in financing activities	(2,205)	(1,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(272)	152
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,343)	$1,810

Net cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2020 was $3.1 million, which consisted of net loss of $7.7 million, offset partially by adjustments for non-cash items of $4.3 million non-cash items and $415,000 increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily was consisted of $2.9 million impairment of goodwill and intangible assets and a $1.4 million of provision of loss on accounts receivable and other. The increase in cash from changes in operating assets and liabilities primarily consisted of the $2.5 million decrease in accounts receivable, $1.9 million decrease in prepaid, tax and other receivables and $1.2 million increase in other liabilities, offset partially by $5.7 million net decrease in accounts payable and accrued expenses.

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2019 was $3.4 million, which consisted of net income of $3.1 million and adjustments for non-cash items of $1.0 million, offset by $763,000 decrease in cash from changes in operating assets and liabilities. The decrease in cash from changes in operating assets and liabilities primarily consisted of $3.0 million increase in accounts receivable, offset partially by the $1.7 million increase in accrued expenses and other.

Cash paid for income tax, net of refunds received, during the three months ended March 31, 2020 was $542,000. Cash refunds for income tax, net of payment made, during the three months ended March 31, 2019 was $60,000.
Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $810,000 and $131,000, respectively. The cash used in investing activities for the three months ended March 31, 2020 was primarily due to the $1,000,000 investment in Jack’s Flight Club acquisition less acquired cash of $321,000 and $131,000 in purchases of property and equipment. The cash used in investing activities for the three months ended March 31, 2019 was primarily due to $131,000 in purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2020 and 2019 was $2.2 million and $1.6 million, respectively. The cash used in financing activities for the three months ended March 31, 2020 was primarily due to a $1.2 million payment to repurchase common stock and a $1.0 million promissory note payment for Jack’s Flight Club stock purchase. The cash used in financing activities for the three months ended March 31, 2019 was primarily due to a $1.6 million payment for repurchase common stock.
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
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Since COVID-19 has spread globally, many of our advertisers have paused, canceled, and stopped advertising with us. Additionally, there have been a large amount of cancellations for our hotel and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. We are taking steps to adopt new policies and reduce expenses in an effort to maintain our cash runway while it evaluates potential business options and strategic alternatives that may be available.
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
The information set forth under "Note 4: Commitments and Contingencies" and "Note 11: Leases" to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $452,000 as of March 31, 2020. See "Note 5: Income Taxes" to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our discontinued operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Dollar. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of March 31, 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2020. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $556,000 foreign exchange loss for the three months ended March 31, 2020.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO)), as of March 31, 2020, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 3—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry and our business and financial performance.
The global outbreak of coronavirus (COVID-19) is having an unprecedented impact on the global travel and hospitality industries, including severely restricting travel, dining and activities (through border closures, quarantine and stay-at-home requirements, travel restrictions, limited operations of restaurants, spas, hotels, airlines and travel agencies), as well as the level of economic activity around the globe.
As the Company and many of our advertisers are a part of the global travel and hospitality industries, the measures implemented to contain COVID-19 have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations and cash flows. The measures implemented to combat the outbreak of COVID-19 have led to many of our advertising partners pausing, canceling, and stopping advertising with us, as well as an unprecedented level of cancellations for our hotel partners and travel package partners and refund requests for our vouchers with our restaurant and spa partners. However, we have modified our policies, particularly with our vouchers, to extend expiration dates and allow for full refundability and have received positive feedback from our members. We continue to adapt our policies as the situation evolves.
Any changes in laws or regulations that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants and spas) or otherwise restricting travel due to the risk of the spreading of COVID-19, may exacerbate the negative impact of COVID-19 on our business, financial condition, results of operations and cash flows. The ultimate extent of the coronavirus outbreak and its impact on travel in currently affected countries or more broadly is unknown and impossible to predict with certainty. As a result, the full extent to which the coronavirus will impact our business and results of operations is unknown.
Additionally, the pandemic could continue to hamper global economic activity for an extended period of time, even as restrictions begin to lift, leading to decreased disposable income for consumers, increased and ongoing unemployment and/or a decline in consumer confidence, all of which could significantly reduce discretionary spending on travel. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our clients and partners and their business and operations or the ways that the pandemic may fundamentally change the travel industry and the way that consumers travel. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.
While we have undertaken certain actions to attempt to mitigate the effects of COVID-19 on our business, including but not limited to employee furloughs, aggressive reduction of expenses and re-negotiation of material contracts and leases, our cost-savings activities may lead to disruptions in our business, inability to enhance or preserve our brand awareness, reduced employee morale and productivity, increased attrition, and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, like many other companies, we have instructed or allowed employees to work from home, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees’ performance, operations, and systems.
For the reasons set forth above and other reasons that may come to light as the COVID-19 pandemic and containment measures expand, it is difficult to estimate with accuracy the impact to our future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future. In the near term, we do expect that the COVID-19 pandemic will impact our financial performance for the second quarter of 2020 more significantly than it impacted the first quarter of 2020.
Our stock price is highly volatile.
The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or foreign currency exchange rate fluctuations, political instability (e.g., Brexit), changes in trade policy, trade disputes or a natural disaster, health concerns such as the coronavirus or a terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.
Utilization of governmental stimulus packages may negatively impact our business, operations and/or reputation.
Certain governments have passed or are considering legislation to help businesses through the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. We are participating in, or have applied to participate in, several government programs, including but not limited to, the programs offered in the United States, Canada, the United Kingdom, Germany, and certain other jurisdictions' programs. We are continuing to assess whether we will take advantage of any other offerings. To the extent we do receive any government or other assistance (in the form of government sponsored or private loans), we may be required to agree to certain restrictions, including but not limited to negative covenants, which could impact how we operate the Company and negatively impact the business, as well as result in higher financing costs. Our reputation could also be harmed.
Impairments of goodwill, long-term investments and long-lived assets have a negative impact on our results of operations.
As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. We performed an impairment test during the three months ended March 31, 2020 by comparing the carrying value of JFC net assets to the fair value of the JFC reporting unit based on an updated discounted cash flow analysis. We determined that our indefinite lived intangible assets (Trade names) and goodwill were impaired, and therefore we recognized an impairment charge of $2.9 million for the quarter ended March 31, 2020. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional impairment charges, which could have a material adverse effect on the our results of operations. See Note 3 to the Unaudited Consolidated Financial Statements for further information related to the impairment charge.
Our access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.
Our access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, and our operating performance. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. The Company does not currently and has never previously had a debt facility in place.
There is no guarantee that debt or other financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants, which could restrict our business operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 168,602 shares of our equity securities during the three months ended March 31, 2020.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Repurchased Under the Programs
January 1, 2020–January 31, 2020	—	$—	—	563,631
February 1, 2020–February 29, 2020	—	$—	—	563,631
March 1, 2020–March 31, 2020	168,602	$7.15	168,602	395,029
	168,602		168,602

In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company purchased 436,369 shares in 2019. During the three months ended March 31, 2020, the Company repurchased 168,602 shares of common stock and therefore there were 395,029 shares remaining to be repurchased under this program as of March 31, 2020.

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

Date: June 25, 2020