Form 10-Q
period 2020-06-30
TRAVELZOO
filed 2020-08-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 7, 2020 was 11,310,431 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$25,563	$18,743
Accounts receivable, less allowance for doubtful accounts of $2,813 and $1,106 as of June 30, 2020 and December 31, 2019, respectively	4,031	11,209
Prepaid income taxes	—	989
Deposits	112	105
Prepaid expenses and other	1,173	2,288
Assets from discontinued operations	590	3,961
Total current assets	31,469	37,295
Deposits and other	829	572
Deferred tax assets	4,341	2,051
Restricted cash	1,138	1,135
Investment in WeGo	2,152	2,484
Operating lease right-of-use assets	9,929	8,140
Property and equipment, net	1,689	2,861
Intangible assets, net	5,200	—
Goodwill	10,944	—
Total assets	$67,691	$54,538
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,674	$19,349
Accrued expenses and other	5,436	6,281
Deferred revenue	2,779	786
Operating lease liabilities	4,440	4,847
Promissory notes payable	1,700	—
Income tax payable	773	914
Liabilities from discontinued operations	1,456	3,135
Total current liabilities	46,258	35,312
PPP notes payable	3,663	—
Deferred tax liabilities	1,044	—
Long-term operating lease liabilities	12,062	7,920
Other long-term liabilities	457	443
Total liabilities	63,484	43,675
Commitments and contingencies
Non-controlling interest	4,508	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value (20,000 shares authorized; 11,310 and 11,479 shares issued and outstanding as of June 30, 2020 and December 31, 2019)	113	115
Additional paid in capital	4,031	—
Retained earnings	221	14,200
Accumulated other comprehensive loss	(4,666)	(3,452)
Total stockholders’ equity (deficit)	(301)	10,863
Total liabilities and stockholders’ equity (deficit)	$67,691	$54,538
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$7,004	$26,606	$27,331	$55,766
Cost of revenues	2,141	2,672	4,844	5,537
Gross profit	4,863	23,934	22,487	50,229
Operating expenses:
Sales and marketing	4,288	13,104	17,382	26,638
Product development	566	1,763	1,994	3,422
General and administrative	6,642	4,914	12,164	9,446
Impairment of intangible assets and goodwill	—	—	2,920	—
Total operating expenses	11,496	19,781	34,460	39,506
Operating income (loss)	(6,633)	4,153	(11,973)	10,723
Other income (loss), net	(179)	(29)	(185)	16
Income (loss) from continuing operations before income taxes	(6,812)	4,124	(12,158)	10,739
Income tax expense (benefit)	(1,309)	1,066	(1,826)	2,736
Income (loss) from continuing operations	(5,503)	3,058	(10,332)	8,003
Income (loss) from discontinued operations, net of taxes	(795)	(1,730)	(3,714)	(3,555)
Net income (loss)	(6,298)	1,328	(14,046)	4,448
Net income (loss) attributable to non-controlling interest	(108)	—	(1,247)	—
Net income (loss) attributable to Travelzoo	$(6,190)	$1,328	$(12,799)	$4,448

Net income (loss) attributable to Travelzoo—continuing operations	$(5,395)	$3,058	$(9,085)	$8,003
Net income (loss) attributable to Travelzoo—discontinued operations	$(795)	$(1,730)	$(3,714)	$(3,555)

Income (loss) per share—basic
Continuing operations	$(0.48)	$0.25	$(0.80)	$0.67
Discontinued operations	$(0.07)	$(0.14)	$(0.33)	$(0.30)
Net income (loss) per share —basic	$(0.55)	$0.11	$(1.13)	$0.37

Income (loss) per share—diluted
Continuing operations	$(0.48)	$0.25	$(0.80)	$0.66
Discontinued operations	$(0.07)	$(0.14)	$(0.33)	$(0.30)
Net income (loss) per share—diluted	$(0.55)	$0.11	$(1.13)	$0.36

Shares used in per share calculation from continuing operations—basic	11,310	12,003	11,375	11,959
Shares used in per share calculation from discontinued operations—basic	11,310	12,003	11,375	11,959

Shares used in per share calculation from continuing operations—diluted	11,310	12,278	11,375	12,251
Shares used in per share calculation from discontinued operations—diluted	11,310	12,003	11,375	11,959
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(6,298)	$1,328	$(14,046)	$4,448
Other comprehensive income (loss):
Foreign currency translation adjustment	(343)	74	(1,214)	(15)
Total comprehensive income (loss)	$(6,641)	$1,402	$(15,260)	$4,433

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(14,046)	$4,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,218	663
Stock-based compensation	4,054	482
Deferred income tax	(1,761)	345
Impairment of intangible assets and goodwill	2,920	—
Loss on long-lived assets	437	—
Loss on equity investment in WeGo	336	397
Gain on promissory notes payable settlement	(1,500)	—
Net foreign currency effect	(456)	(26)
Provision for loss on accounts receivable and other	2,427	26
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,183	(2,779)
Prepaid income taxes	989	(428)
Prepaid expenses and other	1,420	239
Accounts payable	10,309	(2,788)
Accrued expenses and other	(1,380)	1,291
Deferred revenue	1,249	—
Income tax payable	(67)	(96)
Other liabilities	1,091	(174)
Net cash provided by operating activities	13,423	1,600
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(679)	—
Other investments	(430)	(673)
Purchases of property and equipment	(203)	(201)
Net cash used in investing activities	(1,312)	(874)
Cash flows from financing activities:
Repurchase of common stock	(1,205)	(6,460)
Payment of promissory notes payable	(7,800)	—
Proceeds from PPP notes payable	3,663	—
Proceeds from exercise of stock options, net of taxes paid for net share settlement	—	1,712
Net cash used in financing activities	(5,342)	(4,748)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(511)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	6,258	(4,017)
Cash, cash equivalents and restricted cash at beginning of period	20,710	19,461
Cash, cash equivalents and restricted cash at end of period	$26,968	$15,444
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$482	$2,859
Right-of-use assets obtained in exchange for lease obligations—operating leases	$3,207	$2,802
Cash paid for amounts included in the measurement of lease liabilities	$1,622	$2,557
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$11,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	23	—	—	23
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Foreign currency translation adjustment	—	—	—	—	(871)	(871)
Net loss–Travelzoo	—	—	—	(6,609)	—	(6,609)
Balances, March 31, 2020	11,310	113	—	6,411	(4,323)	2,201
Stock-based compensation expense	—	—	4,031	—	—	4,031
Foreign currency translation adjustment	—	—	—	—	(343)	(343)
Net loss—Travelzoo	—	—	—	(6,190)	—	(6,190)
Balances, June 30, 2020	11,310	$113	$4,031	$221	$(4,666)	$(301)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	163	—	—	163
Repurchase and retirement of common stock	(100)	(1)	(137)	(1,452)	—	(1,590)
Taxes paid for net share settlement of equity awards	3	—	(26)	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Net income	—	—	—	3,120	—	3,120
Balances, March 31, 2019	11,865	119	—	19,821	(4,303)	15,637
Stock-based compensation expense	—	—	319	—	—	319
Repurchase and retirement of common stock	(250)	(2)	(2,055)	(2,812)	—	(4,869)
Exercise of stock options and taxes paid for net share settlement of equity awards	250	2	1,736	—	—	1,738
Foreign currency translation adjustment	—	—	—	—	74	74
Net income	—	—	—	1,328	—	1,328
Balances, June 30, 2019	11,865	$119	$—	$18,337	$(4,229)	$14,227

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® is a global Internet media company. We provide our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo (“Travelzoo” or the "Company"). Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses.
APAC Exit
In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K to Mr. Hajime Suzuki, the General Manager of Japan (the "Buyer") for consideration of JPY 1. The Company recorded approximately $128,000 loss upon disposal of Japan in the Condensed Consolidated Financial Statements during the three and six months ended June 30, 2020. The parties also entered into a License Agreement, whereby the Buyer obtained a license to use intellectual property from Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of June 30, 2020.
WeGo Investment
The Company has a minority investment in weekengo GmbH ("WeGo"). WeGo is a technology company which provides an app and a search engine for spontaneous travelers looking for short getaways. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.
In February 2020, Travelzoo signed an amended investment agreement (the “Investment Agreement”) with WeGo and agreed to invest an additional $1.7 million when WeGo meets certain performance targets. The original Investment Agreement with WeGo was executed in April 2018. At that time, Travelzoo invested $3.0 million in WeGo for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeGo and increased the Company's ownership interest to 26.6%.
As of June 30, 2020, WeGo has not met these performance targets and no additional investment has been made by the Company. In connection with the Investment Agreement, WeGo signed an insertion order for $2.1 million in advertising services with Travelzoo in April 2018. The Company's advertising services provided to WeGo in the three months ended June 30, 2020 and 2019 were $3,000 and $239,000, respectively. The Company's advertising services provided to WeGo in the six months ended June 30, 2020 and 2019 were $360,000 and $794,000, respectively.
During the three and six months ended June 30, 2020, the Company recorded $106,000 and $333,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. During the three and six months ended June 30, 2019, the Company recorded $198,000 and $409,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.

Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the unaudited condensed consolidated financial statements for further information.
PPP Loans
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an interest rate of 1%. The PPP loan was recorded as long-term PPP notes payable on the unaudited condensed consolidated balance sheet as of June 30, 2020. Interest expense for the PPP notes payable was $7,000 for the six months ended June 30, 2020. The Company intends to use the funds from these loan only for the purposes included in the PPP, including payroll, employee benefits, and rent, and to apply for forgiveness of a portion of the loans in compliance with the CARES Act.
Ownership
Ralph Bartel, who founded the Company and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of June 30, 2020, Azzurro is the Company's largest shareholder, holding approximately 39.5% of the Company's outstanding shares. Azzurro currently holds a proxy given to it by Holger Bartel that provides it with a total of 39.9% of the voting power.
Financial Statements
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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For Smaller Reporting Companies (as such term is defined by the SEC), such as Travelzoo, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial position and results of operations.
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
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for calendar-year public business entities in 2020. Early adoption is permitted. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company did not identify any indicators of impairment during the three months ended June 30, 2020.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill in the first quarter of 2020 due to the COVID-19 pandemic and recorded an impairment expense of $2.1 million. The Company did not identify any indicators of impairment during the three months ended June 30, 2020.
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

The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our unaudited condensed consolidated balance sheets. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in “Other income (expense), net”, on a straight-line basis over the lease term in its condensed consolidated statements of income.
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer products or services on compelling terms to our members. The global outbreak of COVID-19 is having an unprecedented impact on the global travel and hospitality industries. Governmental authorities have implemented numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. The measures implemented to contain COVID-19 have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations and cash flows.

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. During the six months ended June 30, 2020, the Company experienced the adverse impact of COVID-19. Many of the Company's advertising partners paused, canceled, and stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. The Company has modified its policies and will continue to adopt new policies as the situation evolves. However, the uncertainties of the pandemic, such as its duration and severity, will likely negatively impact and continue to negatively impact our partners and customers. As of June 30, 2020 and December 31, 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$25,563	$18,743
Restricted cash	1,138	1,135
Cash, cash equivalents and restricted cash–discontinued operations	267	832
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$26,968	$20,710
The Company’s restricted cash was included in noncurrent assets as of June 30, 2020 and December 31, 2019.
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
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform and limited offerings of vacation packages. The Company's disaggregated revenues are included in “Note 9: Segment Reporting and Significant Customer Information”.
For fixed-fee website advertising, the Company recognizes revenues ratably over the contracted placement period.

For the Top 20 email newsletter and other email products, the Company recognizes revenues when the emails are delivered to its members.
The Company offers advertising on a cost-per-click basis, which means that an advertiser pays the Company only when a user clicks on an advertisement on Travelzoo properties or Travelzoo Network members’ properties. For these customers, the Company recognizes revenues each time a user clicks on the ad.
The Company also offers advertising on other bases, such as cost-per-impression, which means that an advertiser pays the Company based on the number of times their advertisement is displayed on Travelzoo properties, email advertisements, Travelzoo Network properties, or social media properties. For these customers, the Company recognizes revenues each time an advertisement is shown or email delivered.
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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate in the same period as the voucher sale.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2019, $786,000 was recorded as deferred revenue, of which $31,000 and $327,000 was recognized as revenue during the three and six months ended June 30, 2020, respectively.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$(5,395)	$3,058	$(9,085)	$8,003
Net income (loss) attributable to Travelzoo—discontinued operations	$(795)	$(1,730)	$(3,714)	$(3,555)
Denominator:
Weighted average common shares—basic	11,310	12,003	11,375	11,959
Effect of dilutive securities: stock options	—	275	—	292
Weighted average common shares—diluted	11,310	12,278	11,375	12,251

Income (loss) per share—basic
Continuing operations	$(0.48)	$0.25	$(0.80)	$0.67
Discontinued operations	(0.07)	(0.14)	(0.33)	(0.30)
Net income (loss) per share —basic	$(0.55)	$0.11	$(1.13)	$0.37

Income (loss) per share—diluted
Continuing operations	$(0.48)	$0.25	$(0.80)	$0.66
Discontinued operations	(0.07)	(0.14)	(0.33)	(0.30)
Net income (loss) per share—diluted	$(0.55)	$0.11	$(1.13)	$0.36

For the three and six months ended June 30, 2020, options to purchase 3.4 million shares of common stock were not included in the computation of diluted net income per share because of the net loss. For the three and six months ended June 30, 2019, options to purchase 200,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisition

On January 13, 2020, Travelzoo entered into the SPA with the shareholders of Jack’s Flight Club for the purchase of up to 100% of the outstanding capital stock of Jack’s Flight Club (the “Shares”). Pursuant to the SPA, on January 13, 2020, the Sellers sold 60% of the Shares to the Company for an aggregate purchase price of $12.0 million, $1.0 million of which was paid in cash and $11.0 million of which was paid in Promissory Notes. The Promissory Notes contain an interest rate of 1.6% per annum and a due date of January 31, 2020, with a one-time right to extend the maturity date up to April 30, 2020 with a principal payment of $1.0 million on January 31, 2020, which the Company exercised. The remaining 40% of the Shares are subject to a call/put option exercisable by the Company or the Sellers, as applicable, on or around January 1, 2021, subject to the terms and conditions set forth in the SPA.

On June 3, 2020, the Company renegotiated the SPA with the Sellers of Jack’s Flight Club and reached a negotiated settlement. The Company recorded adjustments accordingly, however, these adjustments are not considered measurement period adjustments to the purchase consideration since there is not a clear and direct link to the consideration transferred in the SPA entered into on January 13, 2020.

The strategic rationale for the Jack’s Flight Club acquisition was to expand Jack’s Flight Club’s membership to Travelzoo members worldwide, so the members from Travelzoo could also sign up to receive offers from Jack’s Flight Club.
The acquisition has been accounted for using the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. The acquisition related costs were not significant and were expensed as incurred.
Purchase Price Allocation
The purchase price allocation is based on estimates, assumptions and third-party valuations. The aggregate purchase price and allocation was as follows (in thousands):

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
$12,114

The Company determined the estimated fair value of the put/call option using the Monte Carlo Simulation approach and the identifiable intangible assets acquired primarily using the income approach. Non-controlling interests represent third-party shareholders and are measured at fair value on the date acquired.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the identifiable net assets of the acquired subsidiary. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company determined that the COVID-19 pandemic was a triggering event requiring the Company to assess its long-lived assets including goodwill for impairment. The Company performed an impairment test during the first quarter of 2020 by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. The fair value of the Jack’s Flight Club reporting unit was determined to be less than the carrying value, and the difference between the estimated fair value of goodwill and the carrying value was recorded as goodwill impairment. The Company also performed an ASC 360 analysis for long-lived assets noting no impairment of such assets based on the undiscounted cash flows of the Jack’s Flight Club asset group. The Company first impaired indefinite lived intangible assets (“Trade name”) before impairing goodwill. The following table summarizes the goodwill activity for the six months ended June 30, 2020 (in thousands):

Goodwill—January 1, 2020	$—
Acquisition	13,054
Impairment	(2,110)
Goodwill—June 3, 2020	$10,944

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships	$3,500	5
Trade name	2,460	indefinite
Non-compete agreements	660	4

The fair value of intangible assets of $6.6 million has been allocated to the following three asset categories: 1) customer relationships, 2) trade name, and 3) non-compete agreements. These assets are included within “Intangible assets” on our consolidated balance sheets. Customer relationships and non-compete agreements are being amortized to operating expenses over their estimated useful lives using the straight-line basis for non-compete agreements or on an accelerated basis for customer relationships.
The following table represents the activities of intangible assets for the three and six months ended June 30, 2020 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name	(810)
Amortization of intangible assets with definite lives	(215)
Intangible assets- March 31, 2020	5,595
Amortization of intangible assets with definite lives	(395)
Intangible assets- June 30, 2020	$5,200

Amortization expense for acquired intangibles was $395,000 and $610,000 for the three and six months ended June 30, 2020. Expected future amortization expense of acquired intangible assets as of June 30, 2020 is as follows (in thousands):

Years ending December 31,
2020 remainder	$666
2021	1,108
2022	875
2023	641
2024	250
Thereafter	10
$3,550
As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company did not identify any indicators of impairment during the three months ended June 30, 2020.
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

The following table summarizes the pro forma financial information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues	$7,004	$27,349	$27,452	$57,014
Net income (loss)	$(6,298)	$1,231	$(14,021)	$4,308

Jack's Flight Club Settlement
On June 3, 2020, the Company and the Seller renegotiated the SPA. Pursuant to the original terms of the outstanding Promissory Notes, the Company owed $10.0 million plus interest (the “Outstanding Amount”) to the Sellers on April 30, 2020. On June 3, 2020, the parties reached a negotiated settlement for the Outstanding Amount with the following terms: (a) $1.5 million was forgiven in settlement of certain outstanding indemnification claims disputed by the Sellers; (b) $6.8 million, plus accrued interest, was paid to the Sellers by Travelzoo, and (c) the remaining $1.7 million to be paid by June 2021 pursuant to new promissory notes with each of the Sellers that contain a 12% interest rate. For the three months ended June 30, 2020, the Company recorded $1.5 million gain in “General and administrative expenses” for the partial forgiveness of the outstanding loan. Interest expense for the Promissory Notes was $79,000 and $154,000 for the three and six months ended June 30, 2020, respectively.

Travelzoo also agreed that the additional payment set forth in the SPA (equal to 20% of 2020 net income) would be payable to the Sellers regardless of whether EBITDA targets are achieved and the put/call is exercised in 2021. The Company estimated the total payment and recorded $448,000 expense in “General and administrative expenses” for the three months ended June 30, 2020.

The parties also agreed to a new put/call option exercisable in 2022 by the Sellers or Travelzoo, as applicable, only if the put/call option for 2021 as set forth in the SPA is not exercised, with a EBITDA threshold of $4.3 million and a purchase price equal to 40% of 2021 EBITDA multiplied by 3.5, and an additional payment equal to 20% of 2021 net income if the EBITDA threshold is achieved. The Company re-evaluated the fair value of the put/call option by using the Monte Carlo Simulation approach and the identifiable intangible assets acquired primarily by using the income approach and determined that the extension of the one year period did not change the fair value of the put/call option materially.
Note 4: Commitments and Contingencies
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal shareholder, Ralph Bartel. In 2002, Travelzoo.com Corporation (“Netsurfers”) was merged into the Company. Under and subject to the terms of the merger agreement, holders of promotional shares of Netsurfers who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of the Company in exchange for each share of common stock of Netsurfers. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfers promotional shares as further described below.
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the six months ended June 30, 2020 and 2019.

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
The Company has promissory notes payable related to the acquisition of Jack’s Flight Club. The Company also has PPP notes payable for funds received under the PPP program. Refer to Note 1 and Note 3 for further information. The Company also has operating leases. Refer to Note 11 for contractual commitments as of June 30, 2020.
Local Deals and Getaways merchant payables included in accounts payable were $20.8 million and $6.1 million, as of June 30, 2020 and December 31, 2019, respectively.
Note 5: Income Taxes
Ordinarily, in determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. Due to the COVID-19 pandemic, and difficulty forecasting the calendar year 2020 of income (loss) by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the six months ended June 30, 2020. The Company's effective tax rate from continuing operations was 19% and 26%, respectively, for the three months ended June 30, 2020 and 2019. The Company's effective tax rate from continuing operations was 15% and 25%, respectively, for the six months ended June 30, 2020 and 2019.The Company's effective tax rate decreased for the three and six months ended June 30, 2020 from the corresponding three months ended June 30, 2019, primarily due to operating losses not benefited.
As of June 30, 2020, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $467,000.
The Company maintains liabilities for uncertain tax positions. At June 30, 2020, the Company had approximately $152,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2020 and December 31, 2019, the Company had approximately $222,000 and $207,000 in accrued interest, respectively.
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
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$(4,323)	$(4,303)	$(3,452)	$(4,214)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(537)	74	(809)	(15)
Reclass of amounts to income relating to APAC discontinued operations, net of tax	194	—	(405)	—
Ending balance	$(4,666)	$(4,229)	$(4,666)	$(4,229)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2019.
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
In September 2015, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 400,000 shares of common stock of the Company, with an exercise price of $8.07 and quarterly vesting beginning on March 31, 2016 (the “2015 Option Agreement”). The 2015 Option Agreement expires in September 2025. The options are now fully vested and the stock-based compensation related to these options was fully expensed. In October 2017, pursuant to an executed Option Agreement, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock, with an exercise price of $6.95 and quarterly vesting beginning on March 31, 2018 (the “2017 Option Agreement”). The 2017 Option Agreement expires in 2027. During 2019, 250,000 options granted pursuant to the 2017 Option Agreement were exercised by Mr. Bartel. The remaining 150,000 options are fully vested and the stock-based compensation related to these options was fully expensed. In September 2019, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock subject to shareholder approval, with an exercise price of $10.79 and quarterly vesting beginning on March 31, 2020 and ending on December 31, 2021 (the “2019 Option Agreement” and together with the 2015 Option Agreement and the 2017 Option Agreements, the “Bartel Option Agreements”). The 2019 Option Agreement expires in 2024.
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in the three months ended June 30, 2020. Total stock-based compensation of $3.6 million was recorded in general and administrative expenses for the three months ended June 30, 2020. As of June 30, 2020, there was approximately $2.3 million of unrecognized stock-based compensation expense relating to the 2019 Option Agreement and applicable Option Agreement Amendment. This amount is expected to be recognized over the next 1.5 years.

In March 2016, pursuant to executed Option Agreements, the Company granted two executives stock options to purchase 150,000 shares of common stock with an exercise price of $8.55 and annual vesting beginning in March 2017. The options expire in March 2026. In 2017, 37,500 options were forfeited and 12,500 options were canceled upon the departure of an executive and the compensation expense of $19,000 was reversed. In 2018, 50,000 options were forfeited upon the departure of an executive and the compensation expense of $59,000 was reversed. In 2019, the remaining 50,000 options were net exercised for 4,000 shares of common stock.

In May 2018, pursuant to executed Option Agreements, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70 and annual vesting beginning in May 2019. The options expire in May 2028. During the three months ended June 30, 2020, 25,000 unvested options were forfeited upon the departure of the employee. As of June 30, 2020, 25,000 options were outstanding and vested, but pursuant to the terms of the applicable Option Agreement, will be forfeited if not exercised within ninety (90) days of the employee’s last day with the Company. Total stock-based compensation of $11,000 and $22,000 was recorded in sales and marketing expense for the three months ended June 30, 2020 and 2019, respectively. Total stock-based compensation of $34,000 and $45,000 was recorded in sales and marketing expense for the six months ended June 30, 2020 and 2019, respectively
In June 2018, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65 and annual vesting beginning June 2019. The options expire in June 2023. Total stock-based compensation of $7,000 and $32,000 was recorded in product development expense for the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2020, 37,500 unvested options were forfeited and the compensation expense of $43,000 was reversed from product development expense upon the employee's notification of departure.
In May 2019, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and became exercisable in September 2019, and the remaining 75,000 will vest in three equal installments beginning in May 2021 and ending in May 2024. The options expire in May 2024. During the three months ended June 30, 2020, 75,000 unvested options were forfeited and the compensation expense of $107,000 was reversed from general and administrative expenses upon the departure of the employee. As of June 30, 2020, 25,000 of these options were outstanding and vested, but pursuant to the terms of the applicable agreement, will be forfeited if not exercised within ninety (90) days of the employee’s last day with the Company.

In September 2019, pursuant to executed Option Agreements, the Company granted, subject to shareholder approval, six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. During the three months ended June 30, 2020, 100,000 unvested options were forfeited upon an employee's departure. Total stock-based compensation related to these option grants of $193,000 was recorded in general and administrative expenses for the three months ended June 30, 2020. As of June 30, 2020, there was approximately $2.1 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.2 years

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for the three months ended June 30, 2020. As of June 30, 2020, there was approximately $2.7 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.75 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. Total stock-based compensation related to these option grants of $20,000 was recorded in general and administrative expenses for the three months ended June 30, 2020. As of June 30, 2020, there was approximately $766,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.75 years.

Note 8: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Upon approval from the Board of Directors of the Company, management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
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
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company did not purchase common stock during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company repurchased 250,000 shares of common stock for an aggregate purchase price of $4.9 million. During the six months ended June 30, 2020 and 2019, the Company repurchased 169,602 shares and 350,000 shares of common stock for an aggregate purchase price of $1.2 million and $6.5 million, respectively. There were 395,029 shares remaining to be repurchased under this program as of June 30, 2020.

In November 2019, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $2.0 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the six months ended June 30, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: North America, Europe and Jack’s Flight Club. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$4,254	$1,805	$945	$—	$7,004
Intersegment revenues (expenses)	(52)	52	—	—	—
Total net revenues	4,202	1,857	945	—	7,004
Operating profit (loss)	$(4,702)	$(1,683)	$(248)	$—	$(6,633)

Three Months Ended June 30, 2019	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$17,494	$9,133	$—	$(21)	$26,606
Intersegment revenues (expenses)	430	(451)	—	21	—
Total net revenues	17,924	8,682	—	—	26,606
Operating profit (loss)	$3,590	$584	$—	$(21)	$4,153

Six Months Ended June 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$16,803	$8,908	$1,628	$(8)	$27,331
Intersegment revenues (expenses)	96	(104)	—	8	—
Total net revenues	16,899	8,804	1,628	—	27,331
Operating profit (loss)	$(5,678)	$(3,024)	$(3,263)	$(8)	$(11,973)

Six Months Ended June 30, 2019	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$35,630	$20,187	$—	$(51)	$55,766
Intersegment revenues (expenses)	881	(932)	—	51	—
Total net revenues	36,511	19,255	—	—	55,766
Operating profit (loss)	$8,053	$2,721	$—	$(51)	$10,723

Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of June 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$1,415	$274	$—	$—	$1,689
Total assets exclude discontinued operations	$89,888	$70,529	$5,918	$(99,234)	$67,101

As of December 31, 2019	Travelzoo North America	Travelzoo Europe	Elimination	Consolidated
Long-lived assets	$2,598	$263	$—	$2,861
Total assets exclude discontinued operations	$66,057	$74,604	$(90,084)	$50,577
For the six months ended June 30, 2020 and 2019, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2020 and December 31, 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Travelzoo North America
Travel	$3,910	$15,254	$15,066	$31,571
Local	292	2,670	1,833	4,940
Total Travelzoo North America revenues	4,202	17,924	16,899	36,511
Travelzoo Europe
Travel	1,756	7,565	7,993	17,077
Local	101	1,117	811	2,178
Total Travelzoo Europe revenues	1,857	8,682	8,804	19,255
Jack’s Flight Club	945	—	1,628	—
Consolidated
Travelzoo Travel	5,666	22,819	23,059	48,648
Travelzoo Local	393	3,787	2,644	7,118
Jack’s Flight Club	945	—	1,628	—
Total revenues	$7,004	$26,606	$27,331	$55,766
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
United States	$3,893	$16,329	$15,408	$33,224
United Kingdom	1,981	4,736	7,094	10,595
Germany	747	2,791	2,762	6,432
Rest of the world	383	2,750	2,067	5,515
Total revenues	$7,004	$26,606	$27,331	$55,766

The following table sets forth property and equipment by geographic area (in thousands):

	June 30,	December 31,
	2020	2019
United States	$1,218	$2,359
Rest of the world	471	502
Total long-lived assets	$1,689	$2,861

Note 10: Discontinued Operation

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.

The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan unit, which was held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$66	$1,578	$970	$3,243
Cost of revenues	—	85	6	166
Gross profit	66	1,493	964	3,077

Operating expenses:
Sales and marketing	—	2,253	1,712	4,325
Product development	—	36	—	80
General and administrative	705	933	3,344	2,000
Total operating expenses	705	3,222	5,056	6,405
Loss from operations	(639)	(1,729)	(4,092)	(3,328)
Other income (expense), net	(156)	(114)	378	(258)
Loss before income taxes	(795)	(1,843)	(3,714)	(3,586)
Income tax expense	—	(113)	—	(31)
Net loss	$(795)	$(1,730)	$(3,714)	$(3,555)

The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain inter-company charges that will not continue. $0 and $36,000 of cost of revenues were reclassified from the discontinued operations to continued operations for the three months ended June 30, 2020 and 2019, respectively. $64,000 and $70,000 of cost of revenues were reclassified from the discontinued operations to continued operations for the six months ended June 30, 2020 and 2019, respectively. In addition, $0 and $18,000 of operating expenses that were reclassified from discontinued operations to continued operations for the three months ended June 30, 2020 and 2019, respectively. $7,000 and $21,000 of operating expenses that were reclassified from discontinued operations to continued operations for the six months ended June 30, 2020 and 2019, respectively.

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K to the Buyer for consideration of JPY1. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby the Buyer obtained a license to use intellectual property from Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5 year term, with an option to renew. However, the Buyer is only obligated to pay Travelzoo if the Buyer has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to the Buyer’s income statement. Based on the current uncertainties, Travelzoo is not able to estimate whether the Buyer will generate positive EBITDA and no amount has been recorded for future royalties under this agreement. An interest free loan was provided to the Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2020	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$267	$832
Accounts receivable, net	288	1,797
Deposits	—	9
Prepaid expenses and other	16	208
Deposits and other	19	248
Operating lease right-of-use assets	—	746
Property and equipment, net	—	121
Total assets from discontinued operations	$590	$3,961
LIABILITIES
Accounts payable	$661	$1,057
Accrued expenses and other	782	1,188
Deferred revenue	13	118
Operating lease right-of-use liabilities	—	772
Total liabilities from discontinued operations	$1,456	$3,135

The net cash used in operating activities and investing activities for the discontinued operations for the six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(1,806)	$(3,201)
Net cash used in investing activities	$—	$(42)

Note 11: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to ten years. Certain leases include one or more options to renew. In addition, we sublease real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Operating lease cost	$1,255	$1,158	$2,412	$2,342
Short-term lease cost	7	311	13	726
Variable lease cost	262	296	552	596
Sublease income	(84)	(84)	(168)	(168)
Total lease cost	$1,440	$1,681	$2,809	$3,496
For the six months ended June 30, 2020 and 2019, cash payments against the operating lease liabilities totaled $1.6 million and $2.6 million, respectively. ROU assets obtained in exchange for lease obligations was $3.2 million and $2.8 million for six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$9,929	$8,140

Liabilities:
Operating lease liabilities	$4,440	$4,847
Long-term operating lease liabilities	12,062	7,920
Total operating lease liabilities	$16,502	$12,767

Weighted average remaining lease term (years)	7.13	4.50
Weighted average discount rate	3.8%	3.4%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2020 (excluding the six months ended June 30, 2020)	$2,494
2021	3,645
2022	2,273
2023	1,873
2024	1,421
Thereafter	6,975
Total lease payments	18,681
Less interest	(2,179)
Present value of operating lease liabilities	$16,502

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
Overview
Travelzoo® is a global Internet media company. We provide our 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals.
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants.
In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K to Buyer for consideration of JPY1. The Company recorded approximately $128,000 loss on disposal of Japan in the Condensed Consolidated Financial Statements during the three and six months ended June 30, 2020. The parties also entered into a License Agreement, whereby the Buyer obtained a license to use intellectual property from Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Buyer for JPY46.0 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of June 30, 2020.
The Company has a minority investment in weekengo GmbH ("WeGo"). WeGo is a technology company which provides an app and a search engine for spontaneous travelers looking for short getaways. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a three-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.
In February 2020, Travelzoo signed an amended investment agreement (the “Investment Agreement”) with WeGo and agreed to invest an additional $1.7 million when WeGo meets certain performance targets. The original Investment Agreement with WeGo was executed in April 2018. At that time, Travelzoo invested $3.0 million in WeGo for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeGo and increased the Company's ownership interest to 26.6%.
As of June 30, 2020, WeGo has not met these performance targets and no additional investment has been made by the Company. In connection with the Investment Agreement, WeGo signed an insertion order for $2.1 million in advertising services with Travelzoo in April 2018. The Company's advertising services provided to WeGo in the three months ended June 30, 2020 and 2019 were $3,000 and $239,000, respectively. The Company's advertising services provided to WeGo in the six months ended June 30, 2020 and 2019 were $360,000 and $794,000, respectively.
During the three and six months ended June 30, 2020, the Company recorded $106,000 and $333,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. During the three and six months ended June 30, 2019, the Company recorded $198,000 and $409,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the Sellers with the Sellers and reached a settlement for the outstanding Promissory Notes.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three and six months ended June 30, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo entered into a Sales Purchase Agreement with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon the acquisition, the Company's chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. Travelzoo currently has three reportable operating segments: North America, Europe and Jack’s Flight Club. North America consists of the Company’s operations in Canada and the U.S. Europe consists of the Company’s operations in France, Germany, Spain, and the UK.
When evaluating the financial condition and operating performance of the Company, management focuses on financial and non-financial indicators such as growth in the number of members to the Company’s newsletters, operating margin, growth in revenues in the absolute and relative to the growth in reach of the Company’s publications measured as revenue per member and revenue per employee as a measure of productivity. The Company’s Asia Pacific business was classified as discontinued operations as of March 31, 2020. Prior periods have been reclassified to conform with the current presentation for all periods presented.

How We Generate Revenues
Travelzoo
Revenues from the Travelzoo brand and business are generated primarily from advertising fees from two categories of revenue: Travel and Local.
The “Travel” category consists of advertising revenues, primarily of listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and commission from sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails, delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue based upon estimates at the time of sale.
The "Local" category of revenue consists of publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of vouchers, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of the vouchers, upon notification of the amount of direct bookings or upon delivery of the emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. Insertion orders and merchant agreements for Local are typically for periods between one month and twelve months and are not automatically renewed. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue based upon estimates at the time of sale.
Jack’s Flight Club
Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue on a pro-rated basis based upon the subscription option.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers and travel more generally. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new technologies and advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. We also have been impacted and expect to continue to be impacted by external factors, such as the COVID-19 pandemic, which decrease consumer’s discretionary income and decrease the demand for travel and entertainment.
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
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold. However, due to the COVID-19 pandemic and the increase in demand by consumers for fully refundable travel options, we have now begun to see a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers. Demand for restaurants and spas continues to be low due to the COVID-19 pandemic.

Our ability to continue to generate advertising revenue depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our members to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. When funds are available for marketing spend, we are addressing this growing channel of our audience through increased marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
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
We do not know what our product development expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in presentation of our offerings to our audience. We expect our efforts on developing our product and services will continue to be a focus in the future, which may lead to increased product development expenses. This increase in expense may be the result of an increase in costs related to third party technology service providers and software licenses, headcount, the compensation related to existing headcount and the increased use of professional services.
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
With respect to the COVID-19 outbreak specifically, we currently expect that our 2020 financial results will be negatively impacted. Additionally, we expect the COVID-19 outbreak will continue to negatively impact our business beyond the first half of 2020, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, including travel restrictions, and the impact of these and other factors on travel behavior. With the impact to revenues caused by COVID-19, spending in many areas within the business has been slowed or stopped, including but not limited to, marketing, technology and human resources.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.6	10.0	17.7	9.9
Gross profit	69.4	90.0	82.3	90.1
Operating expenses:
Sales and marketing	61.2	49.3	63.6	47.8
Product development	8.1	6.6	7.3	6.1
General and administrative	94.8	18.5	44.5	16.9
Impairment of intangible assets and goodwill	—	—	10.7
Total operating expenses	164.1	74.4	126.1	70.8
Operating income (loss)	(94.7)	15.6	(43.8)	19.3
Other income (expense), net	(2.5)	(0.1)	(0.7)	—
Income (loss) from continuing operations before income taxes	(97.2)	15.5	(44.5)	19.3
Income tax expense (benefit)	(18.7)	4.0	(6.7)	4.9
Income (loss) from continuing operations	(78.5)	11.5	(37.8)	14.4
Income (loss) from discontinued operations, net of taxes	(11.4)	(6.5)	(13.6)	(6.4)
Net income (loss)	(89.9)	5.0	(51.4)	8.0
Net income (loss) attributable to non-controlling interest	(1.5)	—	(4.6)	—
Net income (loss) attributable to Travelzoo	(88.4)%	5.0%	(46.8)%	8.0%

Operating Metrics
The following table sets forth selected operating metrics for Europe and North America:

	Three Months Ended
	June 30,
	2020	2019
North America
Total members (1)	16,755,000	17,561,000
Average cost per acquisition of a new member	N/A	$3.68
Revenue per member (2)	$2.00	$4.18
Revenue per employee (3)	$158,000	$403,000
Mobile application downloads	3,771,000	5,572,000
Social media followers	3,271,000	3,211,000
Europe
Total members (1)	9,043,000	9,082,000
Average cost per acquisition of a new member	N/A	$3.19
Revenue per member (2)	$1.92	$4.40
Revenue per employee (3)	$148,000	$245,000
Mobile application downloads	2,134,000	1,978,000
Social media followers	901,000	884,000
Jack's Flight Club
Total members	1,700,000	—
Consolidated
Total members (1)	30,981,000	30,154,000
Average cost per acquisition of a new member	N/A	$3.43
Revenue per member (2)	$1.74	$3.75
Revenue per employee (3)	$154,000	$330
Mobile application downloads	6,748,000	6,351,000
Social media followers	4,172,000	4,698,000

(1)Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.
(2)Annualized revenue divided by number of members at the beginning of the year.
(3)Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Travelzoo North America
Travel	$3,910	$15,254	$15,066	$31,571
Local	292	2,670	1,833	4,940
Total Travelzoo North America revenues	4,202	17,924	16,899	36,511
Travelzoo Europe
Travel	1,756	7,565	7,993	17,077
Local	101	1,117	811	2,178
Total Travelzoo Europe revenues	1,857	8,682	8,804	19,255
Jack’s Flight Club	945	—	1,628	—
Consolidated
Travelzoo Travel	5,666	22,819	23,059	48,648
Travelzoo Local	393	3,787	2,644	7,118
Jack’s Flight Club	945	—	1,628	—
Total revenues	$7,004	$26,606	$27,331	$55,766
North America
North America revenues decreased $13.7 million for the three months ended June 30, 2020 from the three months ended June 30, 2019. This decrease was primarily due to $11.3 million decrease in Travel revenues and $2.4 million decrease in Local revenues. Both Travel revenues and Local revenue have dropped significantly due to the global outbreak of COVID-19 during the three months ended June 30, 2020. The decrease in Travel revenue of $11.3 million was primarily due to $8.3 million decrease in the number of emails sent and $3.7 million decrease in our website advertisements, offset partially by $2.7 million increase in Getaways vouchers sold. The decrease in Local revenues of $2.4 million was primarily due to the decrease in number of Local Deals vouchers sold.
North America revenues decreased $19.6 million for the six months ended June 30, 2020 from the six months ended June 30, 2019. This decrease was primarily due to $16.5 million decrease in Travel revenues and $3.1 million decrease in Local revenues. The decrease in Travel revenue of $16.5 million was primarily due to $10.7 million decrease in the number of emails sent and $5.1 million decrease in our website advertisements, offset partially by $2.1 million increase in Getaways vouchers sold. The decrease in Local revenues of $3.1 million was primarily due to the decrease in number of Local Deals vouchers sold.
Europe
Europe revenues decreased $6.8 million for the three months ended June 30, 2020 from the three months ended June 30, 2019. The decrease was primarily due to $5.8 million decrease in Travel revenues and $1.0 million decrease in Local revenues and $47,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $5.8 million was primarily due to $3.7 million decrease in the number of emails sent and $1.7 million decrease in our website advertisements. The decrease in Local revenues of $1.0 million was primarily due to the decrease in number of Local Deals vouchers sold.
Europe revenues decreased $10.5 million for the six months ended June 30, 2020 from the six months ended June 30, 2019. The decrease was primarily due to $8.9 million decrease in Travel revenues and $1.3 million decrease in Local revenues and $161,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $8.9 million was primarily due to $5.3 million decrease in the number of emails sent and $2.5 million decrease in our website advertisements. The decrease in Local revenues of $1.3 million was primarily due to the decrease in number of Local Deals vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club's revenue was $945,000 for the three months ended June 30, 2020 and $1.6 million from January 13, 2020 through June 30, 2020.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.1 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. Cost of revenues was $4.8 million and $5.5 million for the for the six months ended June 30, 2020 and 2019, respectively.
Cost of revenue for the three months ended June 30, 2020 included $101,000 from Jack’s Flight Club. Without Jack’s Flight Club, cost of revenue decreased by $632,000 for the three months ended June 30, 2020 from the three months ended June 30, 2019. The decrease was primarily due to $528,000 decrease in expenses from third-party partners.
Cost of revenue for the six months ended June 30, 2020 included $198,000 from Jack’s Flight Club. Without Jack’s Flight Club, cost of revenue decreased by $891,000 for the six months ended June 30, 2020 from the six months ended June 30, 2019. The decrease was primarily due to $705,000 decrease in expenses from third-party partners.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $4.3 million and $13.1 million for the three months ended June 30, 2020 and 2019, respectively. Sales and marketing expenses were $17.4 million and $26.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. We did not incur advertising expenses for the three months ended June 30, 2020. For the three months ended June 30, 2019, advertising expenses accounted for 21% of the total sales and marketing expenses. For the six months ended June 30, 2020 and 2019, advertising expenses accounted for 14% and 20% of the total sales and marketing expense, respectively. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for the three months ended June 30, 2020 included $62,000 from Jack’s Flight Club. Without Jack’s Flight Club, sales and marketing expenses decreased $8.9 million for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to $4.3 million decrease for headcount related expenses and $2.5 million decrease in member acquisition costs.
Sales and marketing expenses for the six months ended June 30, 2020 included $302,000 from Jack’s Flight Club. Without Jack’s Flight Club, sales and marketing expenses decreased $9.6 million for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to $5.2 million decrease for headcount related expenses and $3.2 million decrease in member acquisition costs.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance and amortization, and facilities costs. Product development expenses were $566,000 and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. Product development expenses were $2.0 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.

Product development expenses decreased $1.2 million for three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to $525,000 decrease in headcount related expenses and $513,000 decrease in professional services fees.
Product development expenses decreased $1.4 million for six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to $674,000 decrease in professional services fees and $511,000 decrease in headcount related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $6.6 million and $4.9 million for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses were $12.2 million and $9.4 million for the six months ended June 30, 2020 and 2019, respectively.
General and administrative expenses for the three months ended June 30, 2020 included $1.0 million from Jack’s Flight Club. Without Jack’s Flight Club, general and administrative expenses increased $698,000 for the three months ended June 30, 2020 from the three months ended June 30, 2019. The increase was primarily due to $3.7 million increase in stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and increases and repricing of certain previously granted options, offset by $1.5 million gain relating to Jack Flight Club's promissory note forgiveness, $1.1 million decrease in headcount related expenses and $502,000 decrease in office expenses.
General and administrative expenses for the six months ended June 30, 2020 included $1.4 million from Jack’s Flight Club. Without Jack’s Flight Club, general and administrative expenses increased $1.3 million for the six months ended June 30, 2020 from the six months ended June 30, 2019. The increase was primarily due to $3.6 million increase in stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and increases and repricing of certain previously granted options and $1.2 million increase in the bad debt expenses in consideration of the potential impacts of COVID-19 to our business, offset by $1.5 million gain relating to Jack Flight Club's promissory note forgiveness, $1.1 million decrease in headcount related expenses and $502,000 decrease in office expenses.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account losses that are treated as having no recognizable tax benefit. Income tax benefit was $1.3 million and $1.8 million for the three and six months ended June 30, 2020, respectively. Our effective tax rate was 19% and 15% for the three and six months ended June 30, 2020, respectively. Income tax expense was $1.1 million and $2.7 million for the three and six months ended June 30, 2019, respectively. Our effective tax rate was 26% and 25% for the three and six months ended June 30, 2019, respectively.
Our effective tax rate decreased for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 primarily due to operating losses in 2020 as a result of the COVID-19 pandemic. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Revenue	$4,202	$17,924	$16,899	$36,511
Operating profit (loss)	$(4,702)	$3,590	$(5,678)	$8,053
Operating profit (loss) as a % of revenue	(111.9)%	20.0%	(33.6)%	22.1%
North America revenues decreased by $13.7 million for the three months ended June 30, 2020 from the three months ended June 30, 2019 (see “Revenues” above). North America expenses decreased by $5.4 million for the three months ended June 30, 2020 from the three months ended June 30, 2019. The decrease was primarily due to $4.1 million decrease in expenses for headcount related expenses, $1.5 million gain relating to Jack Flight Club's promissory note forgiveness and $1.4 million decrease in member acquisition costs, offset partially by $3.7 million increase in stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and increases and repricing of certain previously granted options.
North America revenues decreased by $19.6 million for the six months ended June 30, 2020 from the six months ended June 30, 2019 (see “Revenues” above). North America expenses decreased by $5.9 for the six months ended June 30, 2020 from the six months ended June 30, 2019. The decrease was primarily due to $4.5 million decrease in headcount related expenses, $1.5 million gain in relates to Jack Flight Club's promissory note forgiveness and $1.5 million decrease in member acquisition costs, offset partially by $3.6 million increase in stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and increases and repricing of certain previously granted options.
Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Revenue	$1,857	$8,682	$8,804	$19,255
Operating profit (loss)	$(1,683)	$584	$(3,024)	$2,721
Operating profit (loss) as a % of revenue	(90.6)%	6.7%	(34.3)%	14.1%
Europe revenues decreased by $6.8 million for the three months ended June 30, 2020 from the three months ended June 30, 2019 (see “Revenues” above). Europe expenses decreased by $4.6 million for the three months ended June 30, 2020 from the three months ended June 30, 2019. The decrease was primarily due to $2.2 million decrease in headcount related expenses and $1.1 million decrease in member acquisition costs.
Europe revenues decreased by $10.5 million for the six months ended June 30, 2020 from the six months ended June 30, 2019 (see “Revenues” above). Europe expenses decreased by $4.7 million for the six months ended June 30, 2020 from the six months ended June 30, 2019. The decrease was primarily due to $2.2 million decrease in headcount related expenses and $1.6 million decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $49,000 and $79,000 for the three and six months ended June 30, 2020, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $28,000 for the three months ended June 30, 2019. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $16,000 for the six months ended June 30, 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had $25.6 million in cash and cash equivalents, of which $13.4 million was held outside the U.S. in certain of our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $18.7 million as of December 31, 2019 primarily by cash provided by operating activities, offset by cash used to purchase Jack’s Flight Club. As of June 30, 2020, we had promissory notes payable to the sellers of Jack’s Flight Club aggregating $1.7 million which are due in June 2021, as well as PPP loans aggregating $3.6 million due in April 2022. As of June 30, 2020, we had negative working capital of $14.8 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the voucher. The vouchers have maturities that extend into 2021 and 2022 and we believe that redemption patterns may be delayed under the current environment. Based on the current projections of redemption activity, we expect that cash on hand as of June 30, 2020 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$13,423	$1,600
Net cash used in investing activities	(1,312)	(874)
Net cash used in financing activities	(5,342)	(4,748)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(511)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,258	$(4,017)
Net cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2020 was $13.4 million, which consisted of $19.8 million increase in cash from changes in operating assets and liabilities and $7.7 million non-cash items, offset partially by net loss of $14.0 million. The increase in cash from changes in operating assets and liabilities primarily consisted of the $10.3 million increase in accounts payable and $6.2 million decrease in accounts receivable. Adjustments for non-cash items primarily was consisted of $4.1 million stock-based compensation, $2.9 million impairment of goodwill and intangible assets and a $2.4 million of provision of loss on accounts receivable and other, offset partially by $1.5 million gain relating to Jack Flight Club's Promissory notes forgiveness.

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

Cash paid for income tax, net of refunds received, during the six months ended June 30, 2020 and 2019 was $482,000 and $2.9 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $1.3 million and $874,000, respectively. The cash used in investing activities for the six months ended June 30, 2020 was primarily due to the $1.0 million investment in Jack’s Flight Club acquisition less acquired cash of $321,000, $430,000 other investments and $203,000 in purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2019 was primarily due to $673,000 investment in WeGo and $201,000 in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $5.3 million and $4.7 million, respectively. The cash used in financing activities for the six months ended June 30, 2020 was primarily due to the $7.8 million promissory note payment for Jack’s Flight Club stock purchase and $1.2 million payment to repurchase common stock, offset partially by $3.7 million proceeds from PPP loans. Net cash used in financing activities for the six months ended June 30, 2019 was $4.7 million primarily due to a $6.5 million payment for repurchase common stock, offset partially by proceeds from the issuance of common stock, net of tax paid for the net share settlement, of $1.7 million.
Although we have settled the states unclaimed property claims with all states, we may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to us by April 25, 2004. Therefore, we are continuing our voluntary program under which we make cash payments to individuals related to the promotional shares for individuals whose residence was unknown by us and who establish that they satisfied the conditions to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by us.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former shareholders of Netsurfers, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the voluntary program under which we make cash payments to people who establish that they were former shareholders of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this voluntary program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Since COVID-19 has spread globally, many of our advertisers have paused, canceled, and stopped advertising with us. Additionally, there have been a large amount of cancellations for our hotel and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. We are taking steps to adopt new policies and reduce expenses in an effort to maintain our cash position, while we evaluate potential business options and strategic alternatives that may be available.
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
If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing shareholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase, and we may be required to agree to operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.
If the development of our business is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in certain markets with the objective of reducing cash outflow.
The information set forth under “Note 4: Commitments and Contingencies” and “Note 11: Leases” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $374,000 as of June 30, 2020. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
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
Recent Accounting Pronouncements
See “Note 1—The Company and Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our unaudited condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We believe that our potential exposure to changes in market interest rates is not material. The Company is not a party to any derivative transactions. We invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments.
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our discontinued operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Dollar. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of June 30, 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2020. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $423,000 foreign exchange loss for the six months ended June 30, 2020.

Item 4.  Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of June 30, 2020, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information set forth under “Note 3—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2020, which could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.

Item  2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not purchase our equity securities during the three months ended June 30, 2020.  In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company purchased 436,369 shares in 2019. During the six months ended June 30, 2020, the Company repurchased 168,602 shares of common stock and therefore there were 395,029 shares remaining to be repurchased under this program as of June 30, 2020.

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

Date: August 10, 2020