Form 10-Q
period 2020-09-30
TRAVELZOO
filed 2020-11-06
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 5, 2020 was 11,310,431 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$50,528	$18,743
Accounts receivable, less allowance for doubtful accounts of $2,841 and $1,106 as of September 30, 2020 and December 31, 2019, respectively	4,195	11,209
Prepaid income taxes	304	989
Deposits	98	105
Prepaid expenses and other	990	2,288
Assets from discontinued operations	454	3,961
Total current assets	56,569	37,295
Deposits and other	806	572
Deferred tax assets	4,415	2,051
Restricted cash	1,155	1,135
Investment in WeGo	2,101	2,484
Operating lease right-of-use assets	9,076	8,140
Property and equipment, net	1,499	2,861
Intangible assets, net	4,867	—
Goodwill	10,944	—
Total assets	$91,432	$54,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,296	$6,382
Merchant payable	41,722	12,967
Accrued expenses and other	6,953	6,281
Deferred revenue	2,777	786
Operating lease liabilities	3,988	4,847
Promissory notes payable	1,700	—
Income tax payable	373	914
Liabilities from discontinued operations	1,509	3,135
Total current liabilities	70,318	35,312
PPP notes payable	3,663	—
Deferred tax liabilities	851	—
Long-term operating lease liabilities	11,425	7,920
Other long-term liabilities	473	443
Total liabilities	86,730	43,675
Commitments and contingencies
Non-controlling interest	4,633	—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,310 and 11,479 shares issued and outstanding as of September 30, 2020 and December 31, 2019)	113	115
Additional paid in capital	5,220	—
Retained earnings (accumulated deficit)	(1,130)	14,200
Accumulated other comprehensive loss	(4,134)	(3,452)
Total stockholders’ equity	69	10,863
Total liabilities and stockholders’ equity	$91,432	$54,538
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$13,787	$23,833	$41,118	$79,599
Cost of revenues	2,924	2,852	7,768	8,389
Gross profit	10,863	20,981	33,350	71,210
Operating expenses:
Sales and marketing	6,929	11,967	24,311	38,605
Product development	592	1,434	2,586	4,856
General and administrative	4,545	4,188	16,709	13,634
Impairment of intangible assets and goodwill	—	—	2,920	—
Total operating expenses	12,066	17,589	46,526	57,095
Operating income (loss)	(1,203)	3,392	(13,176)	14,115
Other income (loss), net	(37)	32	(222)	48
Income (loss) from continuing operations before income taxes	(1,240)	3,424	(13,398)	14,163
Income tax expense (benefit)	(244)	860	(2,070)	3,596
Income (loss) from continuing operations	(996)	2,564	(11,328)	10,567
Income (loss) from discontinued operations, net of taxes	(230)	(2,258)	(3,944)	(5,813)
Net income (loss)	(1,226)	306	(15,272)	4,754
Net income (loss) attributable to non-controlling interest	125	—	(1,122)	—
Net income (loss) attributable to Travelzoo	$(1,351)	$306	$(14,150)	$4,754

Net income (loss) attributable to Travelzoo—continuing operations	$(1,121)	$2,564	$(10,206)	$10,567
Net income (loss) attributable to Travelzoo—discontinued operations	$(230)	$(2,258)	$(3,944)	$(5,813)

Income (loss) per share—basic
Continuing operations	$(0.10)	$0.22	$(0.90)	$0.89
Discontinued operations	$(0.02)	$(0.19)	$(0.35)	$(0.49)
Net income (loss) per share —basic	$(0.12)	$0.03	$(1.25)	$0.40

Income (loss) per share—diluted
Continuing operations	$(0.10)	$0.21	$(0.90)	$0.87
Discontinued operations	$(0.02)	$(0.19)	$(0.35)	$(0.49)
Net income (loss) per share—diluted	$(0.12)	$0.03	$(1.25)	$0.39

Shares used in per share calculation from continuing operations—basic	11,310	11,767	11,353	11,894
Shares used in per share calculation from discontinued operations—basic	11,310	11,767	11,353	11,894

Shares used in per share calculation from continuing operations—diluted	11,310	11,956	11,353	12,152
Shares used in per share calculation from discontinued operations—diluted	11,310	11,767	11,353	11,894
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,226)	$306	$(15,272)	$4,754
Other comprehensive income (loss):
Foreign currency translation adjustment	532	(221)	(682)	(236)
Total comprehensive income (loss)	$(694)	$85	$(15,954)	$4,518

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(15,272)	$4,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,806	999
Stock-based compensation	5,243	876
Deferred income tax	(1,747)	431
Impairment of intangible assets and goodwill	2,920	—
Loss on long-lived assets	437	—
Loss on equity investment in WeGo	474	611
Gain on promissory notes payable settlement	(1,500)	—
Net foreign currency effect	(542)	59
Provision for loss on accounts receivable, refund reserve and other	3,923	132
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,246	(127)
Prepaid income taxes	685	(541)
Prepaid expenses and other	1,626	(3)
Accounts payable and merchant payable	33,241	(3,971)
Accrued expenses and other	(1,381)	(442)
Deferred revenue	1,228	—
Income tax payable	(479)	(36)
Other liabilities	676	(816)
Net cash provided by operating activities	37,584	1,926
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(679)	—
Other investments	(430)	(673)
Purchases of property and equipment	(252)	(350)
Net cash used in investing activities	(1,361)	(1,023)
Cash flows from financing activities:
Repurchase of common stock	(1,205)	(8,768)
Payment of promissory notes payable	(7,800)	—
Proceeds from PPP notes payable	3,663	—
Proceeds from exercise of stock options, net of taxes paid for net share settlement	—	1,712
Net cash used in financing activities	(5,342)	(7,056)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	393	(395)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,274	(6,548)
Cash, cash equivalents and restricted cash at beginning of period	20,710	19,461
Cash, cash equivalents and restricted cash at end of period	$51,984	$12,913
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,230	$3,776
Right-of-use assets obtained in exchange for lease obligations—operating leases	$3,207	$7,578
Cash paid for amounts included in the measurement of lease liabilities	$3,063	$4,084
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$11,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	23	—	—	23
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Foreign currency translation adjustment	—	—	—	—	(871)	(871)
Net loss–Travelzoo	—	—	—	(6,609)	—	(6,609)
Balances, March 31, 2020	11,310	113	—	6,411	(4,323)	2,201
Stock-based compensation expense	—	—	4,031	—	—	4,031
Foreign currency translation adjustment	—	—	—	—	(343)	(343)
Net loss—Travelzoo	—	—	—	(6,190)	—	(6,190)
Balances, June 30, 2020	11,310	113	4,031	221	(4,666)	(301)
Stock-based compensation expense	—	—	1,189	—	—	1,189
Foreign currency translation adjustment	—	—	—	—	532	532
Net loss—Travelzoo	—	—	—	(1,351)	—	(1,351)
Balances, September 30, 2020	11,310	$113	$5,220	$(1,130)	$(4,134)	$69

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	163	—	—	163
Repurchase and retirement of common stock	(100)	(1)	(137)	(1,452)	—	(1,590)
Taxes paid for net share settlement of equity awards	3	—	(26)	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Net income—Travelzoo	—	—	—	3,120	—	3,120
Balances, March 31, 2019	11,865	119	—	19,821	(4,303)	15,637
Stock-based compensation expense	—	—	319	—	—	319
Repurchase and retirement of common stock	(250)	(2)	(2,055)	(2,812)	—	(4,869)
Exercise of stock options and taxes paid for net share settlement of equity awards	250	2	1,736	—	—	1,738
Foreign currency translation adjustment	—	—	—	—	74	74
Net income—Travelzoo	—	—	—	1,328	—	1,328
Balances, June 30, 2019	11,865	119	—	18,337	(4,229)	14,227
Stock-based compensation expense	—	—	394	—	—	394
Repurchase and retirement of common stock	(186)	(2)	(394)	(1,912)	—	(2,308)
Foreign currency translation adjustment	—	—	—	—	(221)	(221)
Net income—Travelzoo	—	—	—	306	—	306
Balances, September 30, 2019	11,679	$117	$—	$16,731	$(4,450)	$12,398

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
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K, a stock company organized under the laws of Japan (“Travelzoo Japan”), to Mr. Hajime Suzuki, the former General Manager of Japan (the "Japan Buyer") for consideration of 1 Japanese Yen. The Company recorded approximately $128,000 loss upon disposal of Japan in the Condensed Consolidated Financial Statements during the nine months ended September 30, 2020. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of September 30, 2020.
Additionally, on August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd, a limited company organized under the laws of Singapore (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd, a limited company organized under the laws of Australia (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. There was no gain or loss from the sale of Travelzoo Singapore.
WeGo Investment
The Company has a minority investment in weekengo GmbH ("WeGo"). WeGo is a technology company which provides an app and a search engine for spontaneous travelers looking for short getaways. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a 3-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.
In February 2020, Travelzoo signed an amended investment agreement (the “Investment Agreement”) with WeGo and agreed to invest an additional $1.7 million when WeGo meets certain performance targets. The original investment agreement with WeGo was executed in April 2018 (the “Original Investment Agreement”). At that time, Travelzoo invested $3.0 million in WeGo for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeGo and increased the Company's ownership interest to 26.6%.

As of September 30, 2020, WeGo has not met the performance targets set forth in the Investment Agreement and no additional investment has been made by the Company. In connection with the Original Investment Agreement, WeGo signed an insertion order for $2.1 million in advertising services with Travelzoo in April 2018. The Company's advertising services provided to WeGo in the three months ended September 30, 2020 and 2019 were $23,000 and $130,000, respectively. The Company's advertising services provided to WeGo in the nine months ended September 30, 2020 and 2019 were $383,000 and $924,000, respectively.
During the three and nine months ended September 30, 2020, the Company recorded $51,000 and $384,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. During the three and nine months ended September 30, 2019, the Company recorded $323,000 and $732,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the unaudited condensed consolidated financial statements for further information.
PPP Loans
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The PPP loan was recorded as long-term PPP notes payable on the unaudited condensed consolidated balance sheet as of September 30, 2020. Interest expense for the PPP notes payable of $9,000 and $16,000 for the three and nine months ended September 30, 2020, respectively, was recorded in Other income (loss), net. The Company intends to use the funds from these loan only for the purposes included in the PPP, including payroll, employee benefits, and rent, and to apply for forgiveness of a portion of the loans in compliance with the CARES Act.
Ownership
Ralph Bartel, who founded the Company and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of September 30, 2020, Azzurro is the Company's largest shareholder, holding approximately 39.5% of the Company's outstanding shares. As of September 30, 2020, Azzurro holds a proxy given to it by Holger Bartel that provides it with a total of 39.9% of the voting power.
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period, and the Company makes no representations related thereto.

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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company did not identify any indicators of impairment during the second and third quarters of 2020.

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill in the first quarter of 2020 due to the COVID-19 pandemic and recorded an impairment expense of $2.1 million. The Company did not identify any indicators of impairment during the second and third quarters of 2020.
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

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. During the nine months ended September 30, 2020, the Company experienced the adverse impact of COVID-19. Many of the Company's advertising partners paused, canceled, and stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. The Company has modified its policies and will continue to adopt new policies as the situation evolves. However, the uncertainties of the pandemic, such as its duration and severity, will likely negatively impact and continue to negatively impact our partners and customers. As of September 30, 2020, we had negative working capital of $13.7 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the vouchers. The vouchers have maturities that begin in 2020 through December 2022, and we believe that redemption patterns may be delayed for international vouchers under the current environment. Based on current projections of redemption activity, we expect that cash on hand as of September 30, 2020 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce our operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all. As of September 30, 2020 and December 31, 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$50,528	$18,743
Restricted cash	1,155	1,135
Cash, cash equivalents and restricted cash–discontinued operations	301	832
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$51,984	$20,710
The Company’s restricted cash was included in noncurrent assets as of September 30, 2020 and December 31, 2019.
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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between October 2020 through December 2022. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2020, $2.3 million were reserved for vouchers sold which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the condensed consolidated balance sheet. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.

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
Travelzoo deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2019, $786,000 was recorded as deferred revenue, of which $17,000 and $344,000 was recognized as revenue during the three and nine months ended September 30, 2020, respectively.
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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$(1,121)	$2,564	$(10,206)	$10,567
Net income (loss) attributable to Travelzoo—discontinued operations	$(230)	$(2,258)	$(3,944)	$(5,813)
Denominator:
Weighted average common shares—basic	11,310	11,767	11,353	11,894
Effect of dilutive securities: stock options	—	189	—	258
Weighted average common shares—diluted	11,310	11,956	11,353	12,152

Income (loss) per share—basic
Continuing operations	$(0.10)	$0.22	$(0.90)	$0.89
Discontinued operations	(0.02)	(0.19)	(0.35)	(0.49)
Net income (loss) per share —basic	$(0.12)	$0.03	$(1.25)	$0.40

Income (loss) per share—diluted
Continuing operations	$(0.10)	$0.21	$(0.90)	$0.87
Discontinued operations	(0.02)	(0.19)	(0.35)	(0.49)
Net income (loss) per share—diluted	$(0.12)	$0.03	$(1.25)	$0.39
For the three and nine months ended September 30, 2020, options to purchase 3.4 million shares of common stock were not included in the computation of diluted net income per share because of the net loss. For the three and nine months ended September 30, 2019, options to purchase 1.1 million shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the identifiable net assets of the acquired subsidiary. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company determined that the COVID-19 pandemic was a triggering event requiring the Company to assess its long-lived assets including goodwill for impairment. The Company performed an impairment test during the first quarter of 2020 by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. The fair value of the Jack’s Flight Club reporting unit was determined to be less than the carrying value, and the difference between the estimated fair value of goodwill and the carrying value was recorded as goodwill impairment. The Company also performed an ASC 360 analysis for long-lived assets noting no impairment of such assets based on the undiscounted cash flows of the Jack’s Flight Club asset group. The Company first impaired indefinite lived intangible assets (“Trade name”) before impairing goodwill. The following table summarizes the goodwill activity for the nine months ended September 30, 2020 (in thousands):

Goodwill—January 1, 2020	$—
Acquisition	13,054
Impairment—March 31, 2020	(2,110)
Goodwill—September 30, 2020	$10,944

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships	$3,500	5
Trade name	2,460	indefinite
Non-compete agreements	660	4

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
The following table represents the activities of intangible assets for the three and nine months ended September 30, 2020 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name	(810)
Amortization of intangible assets with definite lives	(215)
Intangible assets- March 31, 2020	5,595
Amortization of intangible assets with definite lives	(395)
Intangible assets- June 30, 2020	5,200
Amortization of intangible assets with definite lives	(333)
Intangible assets- September 30, 2020	$4,867

Amortization expense for acquired intangibles was $333,000 and $943,000 for the three and nine months ended September 30, 2020. Expected future amortization expense of acquired intangible assets as of September 30, 2020 is as follows (in thousands):

Years ending December 31,
2020 remainder	$333
2021	1,108
2022	875
2023	641
2024	250
Thereafter	10
$3,217
As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company did not identify any indicators of impairment during the second and third quarters of 2020.
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
The following table summarizes the pro forma financial information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$13,787	$27,349	$41,239	$81,807
Net income (loss)	$(1,226)	$1,231	$(15,247)	$4,626

Jack's Flight Club Settlement
On June 3, 2020, the Company and the Seller renegotiated the SPA. Pursuant to the original terms of the outstanding Promissory Notes, the Company owed $10.0 million plus interest (the “Outstanding Amount”) to the Sellers on April 30, 2020. On June 3, 2020, the parties reached a negotiated settlement for the Outstanding Amount with the following terms: (a) $1.5 million was forgiven in settlement of certain outstanding indemnification claims disputed by the Sellers; (b) $6.8 million, plus accrued interest, was paid to the Sellers by Travelzoo, and (c) the remaining $1.7 million to be paid by June 2021 pursuant to new promissory notes with each of the Sellers that contain a 12% interest rate. For the three months ended June 30, 2020, the Company recorded $1.5 million gain in “General and administrative expenses” for the partial forgiveness of the outstanding loan. Interest expense for the Promissory Notes of $52,000 and $131,000 for the three and nine months ended September 30, 2020, respectively, was recorded in Other income (loss), net.

Travelzoo also agreed that the additional payment set forth in the SPA (equal to 20% of 2020 net income) would be payable to the Sellers regardless of whether EBITDA targets are achieved and the put/call is exercised in 2021. The Company estimated the total payment and recorded $448,000 expense in “General and administrative expenses” for the nine months ended September 30, 2020.

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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the nine months ended September 30, 2020 and 2019.

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
The Company has promissory notes payable related to the acquisition of Jack’s Flight Club. The Company also has PPP notes payable for funds received under the PPP program. Refer to Note 1 and Note 3 for further information. The Company also has operating leases. Refer to Note 11for Leases as of September 30, 2020.
Note 5: Income Taxes
Ordinarily, in determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. Due to the COVID-19 pandemic, and difficulty forecasting the calendar year 2020 of income (loss) by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the nine months ended September 30, 2020. The Company's effective tax rate from continuing operations was 20% and 25%, respectively, for the three months ended September 30, 2020 and 2019. The Company's effective tax rate from continuing operations was 15% and 25%, respectively, for the nine months ended September 30, 2020 and 2019. The Company's effective tax rate decreased for the three and nine months ended September 30, 2020 from the corresponding three and nine months ended September 30, 2019, primarily due to operating losses not benefited.
As of September 30, 2020, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $549,000.
The Company maintains liabilities for uncertain tax positions. At September 30, 2020, the Company had approximately $152,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2020 and December 31, 2019, the Company had approximately $229,000 and $207,000 in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years from 2016 and forward and is subject to California tax examinations for years from 2015 and forward.
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

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$(4,666)	$(4,229)	$(3,452)	$(4,214)
Other comprehensive income (loss) due to foreign currency translation, net of tax	349	(221)	(460)	(236)
Reclassification of amounts to income relating to APAC discontinued operations, net of tax	183	—	(222)	—
Ending balance	$(4,134)	$(4,450)	$(4,134)	$(4,450)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2019.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in the three months ended June 30, 2020. Total stock-based compensation of $382,000 and $3.9 million was recorded in general and administrative expenses for the three and nine months ended September 30, 2020. As of September 30, 2020, there was approximately $1.9 million of unrecognized stock-based compensation expense relating to the 2019 Option Agreement and applicable Option Agreement Amendment. This amount is expected to be recognized over the next 1.2 years.

In May 2018, pursuant to executed Option Agreements, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70 and annual vesting beginning in May 2019. The options expire in May 2028. During the nine months ended September 30, 2020, 25,000 unvested options were forfeited and 25,000 vested option were canceled upon the departure of the employee. Total stock-based compensation of $0 and $22,000 was recorded in sales and marketing expense for the three months ended September 30, 2020 and 2019, respectively. Total stock-based compensation of $34,000 and $67,000 was recorded in sales and marketing expense for the nine months ended September 30, 2020 and 2019, respectively.
In June 2018, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65 and annual vesting beginning June 2019. The options expire in June 2023. Total stock-based compensation of $21,000 and $53,000 was recorded in product development expense for the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2020, 37,500 unvested options were forfeited and the compensation expense of $43,000 was reversed from product development expense upon the employee's notification of departure.
In May 2019, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and became exercisable in September 2019, and the remaining 75,000 will vest in three equal installments beginning in May 2021 and ending in May 2024. The options expire in May 2024. During the nine months ended September 30, 2020, 75,000 unvested options were forfeited, 25,000 of vested option were canceled, and the compensation expense of $107,000 was reversed from general and administrative expenses upon the departure of the employee.

In September 2019, pursuant to executed Option Agreements, the Company granted, subject to shareholder approval, six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. During the nine months ended September 30, 2020, 100,000 unvested options were forfeited upon an employee's departure. Total stock-based compensation related to these option grants of $362,000 and $523,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was approximately $1.4 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.9 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. Total stock-based compensation related to these option grants of $385,000 and $771,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was approximately $2.3 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.5 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. Total stock-based compensation related to these option grants of $59,000 and $79,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was approximately $707,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.5 years.
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

In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company did not purchase common stock during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company repurchased 186,369 shares of common stock for an aggregate purchase price of $2.3 million. During the nine months ended September 30, 2020 and 2019, the Company repurchased 169,602 shares and 436,369 shares of common stock for an aggregate purchase price of $1.2 million and $7.2 million, respectively, under the stock repurchase program. There were 395,029 shares remaining to be repurchased under this program as of September 30, 2020.

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
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the nine months ended September 30, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.

The following is a summary of operating results by business segment (in thousands):

Three Months Ended September 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$9,002	$3,798	$987	$—	$13,787
Intersegment revenues (expenses)	141	(141)	—	—	—
Total net revenues	9,143	3,657	987	—	13,787
Operating profit (loss)	$(696)	$(757)	$250	$—	$(1,203)

Three Months Ended September 30, 2019	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$14,444	$9,432	$—	$(43)	$23,833
Intersegment revenues (expenses)	895	(938)	—	43	—
Total net revenues	15,339	8,494	—	—	23,833
Operating profit (loss)	$2,620	$815	$—	$(43)	$3,392

Nine Months Ended September 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$25,805	$12,706	$2,615	$(8)	$41,118
Intersegment revenues (expenses)	237	(245)	—	8	—
Total net revenues	26,042	12,461	2,615	—	41,118
Operating profit (loss)	$(6,374)	$(3,781)	$(3,013)	$(8)	$(13,176)

Nine Months Ended September 30, 2019	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$50,074	$29,619	$—	$(94)	$79,599
Intersegment revenues (expenses)	1,776	(1,870)	—	94	—
Total net revenues	51,850	27,749	—	—	79,599
Operating profit (loss)	$10,673	$3,536	$—	$(94)	$14,115

Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.

The following is a summary of assets by business segment (in thousands):

As of September 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$1,243	$256	$—	$—	$1,499
Total assets excluding discontinued operations	$122,067	$84,361	$5,797	$(121,247)	$90,978

As of December 31, 2019	Travelzoo North America	Travelzoo Europe	Elimination	Consolidated
Long-lived assets	$2,598	$263	$—	$2,861
Total assets excluding discontinued operations	$66,057	$74,604	$(90,084)	$50,577
For the nine months ended September 30, 2020 and 2019, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2020 and December 31, 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Travelzoo North America
Travel	$8,706	$12,899	$23,772	$44,470
Local	437	2,440	2,270	7,380
Total Travelzoo North America revenues	9,143	15,339	26,042	51,850
Travelzoo Europe
Travel	3,449	7,727	11,442	24,804
Local	208	767	1,019	2,945
Total Travelzoo Europe revenues	3,657	8,494	12,461	27,749
Jack’s Flight Club	987	—	2,615	—
Consolidated
Travelzoo Travel	12,155	20,626	35,214	69,274
Travelzoo Local	645	3,207	3,289	10,325
Jack’s Flight Club	987	—	2,615	—
Total revenues	$13,787	$23,833	$41,118	$79,599
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
United States	$8,345	$13,817	$23,753	$47,041
United Kingdom	3,095	4,335	10,189	14,930
Germany	1,386	2,830	4,148	9,262
Rest of the world	961	2,851	3,028	8,366
Total revenues	$13,787	$23,833	$41,118	$79,599

The following table sets forth property and equipment by geographic area (in thousands):

	September 30,	December 31,
	2020	2019
United States	$1,025	$2,359
Rest of the world	474	502
Total long-lived assets	$1,499	$2,861

Note 10: Discontinued Operation

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.

The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan unit, which was held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$—	$1,672	$970	$4,915
Cost of revenues	—	128	6	294
Gross profit	—	1,544	964	4,621

Operating expenses:
Sales and marketing	—	2,266	1,712	6,591
Product development	—	44	—	124
General and administrative	69	1,412	3,413	3,412
Total operating expenses	69	3,722	5,125	10,127
Loss from operations	(69)	(2,178)	(4,161)	(5,506)
Other income (loss), net	(161)	(170)	217	(428)
Loss before income taxes	(230)	(2,348)	(3,944)	(5,934)
Income tax expense	—	(90)	—	(121)
Net loss	$(230)	$(2,258)	$(3,944)	$(5,813)

The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain inter-company charges that will not continue. $0 and $64,000 of cost of revenues were reclassified from the discontinued operations to continued operations for the three and nine months ended September 30, 2020, respectively. $24,000 and $94,000 of cost of revenues were reclassified from the discontinued operations to continued operations for the three and nine months ended September 30, 2019, respectively. In addition, $0 and $7,000 of operating expenses that were reclassified from discontinued operations to continued operations for the three and nine months ended September 30, 2020, respectively. $150,000 and $129,000 of operating expenses that were reclassified from continued operations to discontinued operations for the three and nine months ended September 30, 2019, respectively.

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to the Japan Buyer for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby the Travelzoo Japan btained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5 year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. The Company will record royalties from Travelzoo Japan on a one-quarter lag basis. However, Travelzoo is not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of Singapore Dollar1. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. The Company will record royalties from the AUS Buyer on a one-quarter lag basis. However,

Travelzoo is not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2020	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$301	$832
Accounts receivable, net	115	1,797
Deposits	—	9
Prepaid expenses and other	36	208
Deposits and other	2	248
Operating lease right-of-use assets	—	746
Property and equipment, net	—	121
Total assets from discontinued operations	$454	$3,961
LIABILITIES
Accounts payable	$729	$1,057
Accrued expenses and other	767	1,188
Deferred revenue	13	118
Operating lease right-of-use liabilities	—	772
Total liabilities from discontinued operations	$1,509	$3,135

The net cash used in operating activities and investing activities for the discontinued operations for the nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(1,821)	$(5,324)
Net cash used in investing activities	$—	$(60)

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
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$1,011	$995	$3,423	$3,337
Short-term lease cost	6	45	19	771
Variable lease cost	227	329	779	925
Sublease income	(84)	(84)	(252)	(252)
Total lease cost	$1,160	$1,285	$3,969	$4,781

For the nine months ended September 30, 2020 and 2019, cash payments against the operating lease liabilities totaled $3.1 million and $4.1 million, respectively. ROU assets obtained in exchange for lease obligations was $3.2 million and $7.6 million for nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$9,076	$8,140

Liabilities:
Operating lease liabilities	$3,988	$4,847
Long-term operating lease liabilities	11,425	7,920
Total operating lease liabilities	$15,413	$12,767

Weighted average remaining lease term (years)	7.21	4.50
Weighted average discount rate	3.7%	3.4%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$1,216
2021	3,642
2022	2,282
2023	1,875
2024	1,423
Thereafter	6,975
Total lease payments	17,413
Less interest	(2,000)
Present value of operating lease liabilities	$15,413
Note 12: Subsequent Event
On October 22, 2020, Azzurro, a siginficant shareholder of the Company, purchased 50,000 shares of the Company’s common stock from Mr. Holger Bartel at a price of $7.80 based on the closing price of October 21, 2020. Ralph Bartel, who founded the Company and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Mr. Holger Bartel had previously granted a proxy to Azzurro with power to vote these shares. Azzurro had reported those shares as beneficially owned by it because of the voting power, although it disclaimed beneficial ownership and had no pecuniary interest in the shares. This related party transaction was reviewed and approved in advance by the Audit Committee of the Board of Directors of the Company.
In October 2020, the Company paid the remaining $1.7 million of promissory notes payable, plus accrued interest of $79,000, to the Sellers of Jack's Flight Club (See Note 3: Acquisition).

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
In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to the Japan Buyer for consideration of 1 Japanese Yen. The Company recorded approximately $128,000 loss upon disposal of Travelzoo Japan in the Condensed Consolidated Financial Statements during the nine months ended September 30, 2020. The parties also entered into a License Agreement, whereby the Japan Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of September 30, 2020. Additionally, on August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. There was no gain or loss from the sale of Travelzoo Singapore.
The Company has a minority investment in WeGo. WeGo is a technology company which provides an app and a search engine for spontaneous travelers looking for short getaways. The Company accounts for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a 3-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.
In February 2020, Travelzoo signed the Investment Agreement with WeGo and agreed to invest an additional $1.7 million when WeGo meets certain performance targets. The Original Investment Agreement with WeGo was executed in April 2018. At that time, Travelzoo invested $3.0 million in WeGo for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeGo and increased the Company's ownership interest to 26.6%.

As of September 30, 2020, WeGo has not met these performance targets and no additional investment has been made by the Company. In connection with the Original Investment Agreement, WeGo signed an insertion order for $2.1 million in advertising services with Travelzoo in April 2018. The Company's advertising services provided to WeGo in the three months ended September 30, 2020 and 2019 were $23,000 and $130,000, respectively. The Company's advertising services provided to WeGo in the nine months ended September 30, 2020 and 2019 were $383,000 and $924,000, respectively.
During the three and nine months ended September 30, 2020, the Company recorded $51,000 and $384,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. During the three and nine months ended September 30, 2019, the Company recorded $323,000 and $732,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's condensed consolidated balance sheets.
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain SPA with the Sellers and reached a settlement for the outstanding Promissory Notes.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three and nine months ended September 30, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo entered into a Sales Purchase Agreement with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon the acquisition, the Company's chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. Travelzoo currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between October 2020 through December 2022. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2020, $2.3 million were reserved for vouchers sold which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the condensed consolidated balance sheet. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
The "Local" category consists of publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of the vouchers, upon notification of the amount of direct bookings or upon delivery of the emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. Insertion orders and merchant agreements for Local are typically for periods between one month and twelve months and are not automatically renewed. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue based upon estimates at the time of sale.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition, including through merger and acquisition activity, for various strategic and tactical reasons and, as a result, increase our marketing and other expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter.
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
With respect to the COVID-19 outbreak specifically, we currently expect that our 2020 and 2021 financial results will be negatively impacted compared to historical results. Additionally, we expect the COVID-19 outbreak will continue to negatively impact our business beyond 2020, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, including travel restrictions, and the impact of these and other factors on travel behavior. With the impact to revenues caused by COVID-19, spending in many areas within the business has been slowed or stopped, including but not limited to, marketing, technology and human resources.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	21.2	12.0	18.9	10.6
Gross profit	78.8	88.0	81.1	89.4
Operating expenses:
Sales and marketing	50.2	50.2	59.1	48.5
Product development	4.3	6.0	6.3	6.1
General and administrative	33.0	17.6	40.6	17.1
Impairment of intangible assets and goodwill	—	—	7.1
Total operating expenses	87.5	73.8	113.1	71.7
Operating income (loss)	(8.7)	14.2	(32.0)	17.7
Other income (expense), net	(0.3)	0.2	(0.5)	0.1
Income (loss) from continuing operations before income taxes	(9.0)	14.4	(32.5)	17.8
Income tax expense (benefit)	(1.8)	3.6	(5.0)	4.5
Income (loss) from continuing operations	(7.2)	10.8	(27.5)	13.3
Income (loss) from discontinued operations, net of taxes	(1.7)	(9.5)	(9.6)	(7.3)
Net income (loss)	(8.9)	1.3	(37.1)	6.0
Net income (loss) attributable to non-controlling interest	0.9	—	(2.7)	—
Net income (loss) attributable to Travelzoo	(9.8)%	1.3%	(34.4)%	6.0%

Operating Metrics
The following table sets forth selected operating metrics for Europe and North America:

	Three Months Ended
	September 30,
	2020	2019
North America
Total members (1)	16,480,000	17,630,000
Average cost per acquisition of a new member	N/A	$2.20
Revenue per member (2)	$1.16	$3.96
Revenue per employee (3)	$169,000	$368,000
Mobile application downloads	3,771,000	3,636,000
Social media followers	3,267,000	3,232,000
Europe
Total members (1)	8,865,000	9,121,000
Average cost per acquisition of a new member	N/A	$2.19
Revenue per member (2)	$1.25	$4.22
Revenue per employee (3)	$120,000	$249,000
Mobile application downloads	2,134,000	2,033,000
Social media followers	900,000	889,000
Jack's Flight Club
Total members	1,691,000	—
Consolidated
Total members (1)	30,518,000	30,273,000
Average cost per acquisition of a new member	N/A	$2.33
Revenue per member (2)	$1.05	$3.79
Revenue per employee (3)	$147,000	$272,000
Mobile application downloads	6,748,000	6,487,000
Social media followers	4,167,000	4,729,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Travelzoo North America
Travel	$8,706	$12,899	$23,772	$44,470
Local	437	2,440	2,270	7,380
Total Travelzoo North America revenues	9,143	15,339	26,042	51,850
Travelzoo Europe
Travel	3,449	7,727	11,442	24,804
Local	208	767	1,019	2,945
Total Travelzoo Europe revenues	3,657	8,494	12,461	27,749
Jack’s Flight Club	987	—	2,615	—
Consolidated
Travelzoo Travel	12,155	20,626	35,214	69,274
Travelzoo Local	645	3,207	3,289	10,325
Jack’s Flight Club	987	—	2,615	—
Total revenues	$13,787	$23,833	$41,118	$79,599
Travelzoo North America
North America revenues decreased $6.2 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. This decrease was primarily due to $4.2 million decrease in Travel revenues and $2.0 million decrease in Local revenues. Both Travel revenues and Local revenue have dropped significantly due to the global outbreak of COVID-19 during the three months ended September 30, 2020. The decrease in Travel revenue of $4.2 million was primarily due to $4.7 million decrease as a result of lower revenues from Top 20 and Newsflash and $3.0 million decrease in our website advertisements, offset partially by $5.0 million increase in Getaways vouchers due to increase in number of vouchers sold. The decrease in Local revenues of $2.0 million was primarily due to the decrease in number of Local Deals vouchers sold.
North America revenues decreased $25.8 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. This decrease was primarily due to $20.7 million decrease in Travel revenues and $5.1 million decrease in Local revenues. The decrease in Travel revenue of $20.7 million was primarily due to $15.4 million decrease as a result of lower revenues from Top 20 and Newsflash and $8.1 million decrease in our website advertisements, offset partially by $6.2 million increase due to increase in number of Getaways vouchers sold. The decrease in Local revenues of $5.1 million was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues decreased $4.8 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. The decrease was primarily due to $4.4 million decrease in Travel revenues and $566,000 decrease in Local revenues, offset partially by $160,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $4.4 million was primarily due to $3.6 million as a result of decrease in revenue from Top 20 and Newsflash and $1.6 million decrease in our website advertisements, offset partially by $1.5 million increase in Getaways due to increase in number of vouchers sold. The decrease in Local revenues of $566,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Europe revenues decreased $15.3 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The decrease was primarily due to $13.4 million decrease in Travel revenues and $1.9 million decrease in Local revenues and $1,000 negative impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $13.4 million was primarily due to $8.9 million decrease in revenue from Top 20 and Newsflash and $4.1 million decrease in our website advertisements, offset partially by $1.7 million increase in Getaways due to increase in vouchers sold. The decrease in Local revenues of $1.9 million was primarily due to the decrease in number of Local Deals vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club's revenue was $987,000 for the three months ended September 30, 2020 and $2.6 million from January 13, 2020 through September 30, 2020.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.9 million for each of the three months ended September 30, 2020 and 2019. Cost of revenues was $7.8 million and $8.4 million for the for the nine months ended September 30, 2020 and 2019, respectively.
Cost of revenue for the three months ended September 30, 2020 included $76,000 from Jack’s Flight Club. Without Jack’s Flight Club, cost of revenue decreased by $4,000 for the three months ended September 30, 2020 from the three months ended September 30, 2019.
Cost of revenue for the nine months ended September 30, 2020 included $274,000 from Jack’s Flight Club. Without Jack’s Flight Club, cost of revenue decreased by $895,000 for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The decrease was primarily due to $1.3 million decrease in expenses from third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $6.9 million and $12.0 million for the three months ended September 30, 2020 and 2019, respectively. Sales and marketing expenses were $24.3 million and $38.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Advertising expenses consist primarily of online advertising referred to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2020 and 2019, advertising expenses accounted for 1% and 19% of the total sales and marketing expenses. For the nine months ended September 30, 2020 and 2019, advertising expenses accounted for 10% and 20% of the total sales and marketing expense, respectively. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for the three months ended September 30, 2020 included $156,000 from Jack’s Flight Club. Without Jack’s Flight Club, sales and marketing expenses decreased $5.2 million for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to $1.9 million decrease for headcount related expenses and $1.4 million decrease in member acquisition costs.
Sales and marketing expenses for the nine months ended September 30, 2020 included $458,000 from Jack’s Flight Club. Without Jack’s Flight Club, sales and marketing expenses decreased $14.8 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to $6.4 million decrease for headcount related expenses, $4.6 million decrease in member acquisition costs and $1.0 million decrease in travel expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $592,000 and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. Product development expenses were $2.6 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Product development expenses decreased $842,000 for three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to $361,000 decrease in headcount related expenses and $329,000 decrease in professional services fees.

Product development expenses decreased $2.3 million for nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to $1.0 million decrease in professional services fees and $823,000 decrease in headcount related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.5 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively. General and administrative expenses were $16.7 million and $13.6 million for the nine months ended September 30, 2020 and 2019, respectively.
General and administrative expenses for the three months ended September 30, 2020 included $505,000 from Jack’s Flight Club. Without Jack’s Flight Club, general and administrative expenses decreased $148,000 for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to $568,000 decrease in headcount related expenses, $205,000 decrease in travel expenses and $165,000 decrease in bad debt expense, offset partially by $845,000 increase in stock-based compensation expense as the result of the shareholders' approval in May 2020 of newly granted options and increases and repricing of certain previously granted options.
General and administrative expenses for the nine months ended September 30, 2020 included $2.0 million from Jack’s Flight Club. Without Jack’s Flight Club, general and administrative expenses increased $1.1 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The increase was primarily due to $4.5 million increase in stock-based compensation expense as the result of the shareholders' approval in May 2020 of newly granted options and increases and repricing of certain previously granted options, offset partially by $1.5 million gain relating to Jack Flight Club's promissory note forgiveness and $1.4 million decrease in headcount related expenses.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account losses that are treated as having no recognizable tax benefit. Income tax benefit was $244,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively. Our effective tax rate was 20% and 15% for the three and nine months ended September 30, 2020, respectively. Income tax expense was $860,000 and $3.6 million for the three and nine months ended September 30, 2019, respectively. Our effective tax rate was 25% for each of the three and nine months ended September 30, 2019, respectively.
Our effective tax rate decreased for the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 primarily due to operating losses in 2020 as a result of the COVID-19 pandemic. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Travelzoo North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Revenue	$9,143	$15,339	$26,042	$51,850
Operating profit (loss)	$(696)	$2,620	$(6,374)	$10,673
Operating profit (loss) as a % of revenue	(7.6)%	17.1%	(24.5)%	20.6%
North America revenues decreased by $6.2 million for the three months ended September 30, 2020 from the three months ended September 30, 2019 (see “Revenues” above). North America expenses decreased by $2.9 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. The decrease was primarily due to $1.4 million decrease in expenses for headcount related expenses and $767,000 decrease in member acquisition costs.
North America revenues decreased by $25.8 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 (see “Revenues” above). North America expenses decreased by $8.8 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The decrease was primarily due to $5.3 million decrease in headcount related expenses, $2.3 million decrease in payments made to the third-party partners of the Travelzoo Network, $1.5 million gain in relates to Jack Flight Club's promissory note forgiveness and $1.3 million decrease in member acquisition costs, offset partially by $4.3 million increase in stock-based compensation expense as the result of the shareholders’ approval in May 2020 of newly granted options and increases and repricing of certain previously granted options.
Travelzoo Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Revenue	$3,657	$8,494	$12,461	$27,749
Operating profit (loss)	$(757)	$815	$(3,781)	$3,536
Operating profit (loss) as a % of revenue	(20.7)%	9.6%	(30.3)%	12.7%
Europe revenues decreased by $4.8 million for the three months ended September 30, 2020 from the three months ended September 30, 2019 (see “Revenues” above). Europe expenses decreased by $3.3 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. The decrease was primarily due to $617,000 million decrease in headcount related expenses, $639,000 decrease in member acquisition costs and $480,000 decrease in travel expenses.
Europe revenues decreased by $15.3 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 (see “Revenues” above). Europe expenses decreased by $8.0 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The decrease was primarily due to $3.3 million decrease in headcount related expenses and $2.3 million decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $33,000 and $0 for the three and nine months ended September 30, 2020, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $46,000 and $218,000 for the three and nine months ended September 30, 2019, respectively.
Liquidity and Capital Resources
As of September 30, 2020, we had $50.5 million in cash and cash equivalents, of which $29.1 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Cash and cash equivalents increased from $18.7 million as of December 31, 2019 primarily by cash provided by operating activities, offset by cash used to purchase Jack’s Flight Club. As of September 30, 2020, we had promissory notes payable to the sellers of Jack’s Flight Club aggregating $1.7 million which are due in June 2021, as well as PPP loans aggregating $3.6 million due in April 2022. As of September 30, 2020, we had negative working capital of $13.7 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the voucher. The vouchers have maturities that extend into 2021 and 2022 and we believe that redemption patterns may be delayed under the current environment. Based on the current projections of redemption activity, we expect that cash on hand as of September 30, 2020 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

The following table provides a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$37,584	$1,926
Net cash used in investing activities	(1,361)	(1,023)
Net cash used in financing activities	(5,342)	(7,056)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	393	(395)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,274	$(6,548)
Net cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2020 was $37.6 million, which consisted of $41.8 million increase in cash from changes in operating assets and liabilities and $11.0 million non-cash items, offset partially by net loss of $15.3 million. The increase in cash from changes in operating assets and liabilities primarily consisted of the $33.2 million increase in accounts payable and $6.2 million decrease in accounts receivable. Adjustments for non-cash items primarily was consisted of $5.2 million of stock-based compensation, 3.9 million of provision of loss on accounts receivable and other, $2.9 million impairment of goodwill and intangible assets and $1.8 million depreciation and amortization, offset partially by $1.7 million deferred income tax and $1.5 million gain relating to Jack Flight Club's Promissory notes forgiveness.

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

Cash paid for income tax, net of refunds received, during the nine months ended September 30, 2020 and 2019 was $1.2 million and $3.8 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $1.4 million and $1.0 million, respectively. The cash used in investing activities for the nine months ended September 30, 2020 was primarily due to the $1.0 million investment in Jack’s Flight Club acquisition less acquired cash of $321,000, $430,000 other investments and $252,000 in purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2019 was primarily due to $673,000 investment in WeekenGO and $350,000 in purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2020 and 2019 was $5.3 million and $7.1 million, respectively. The cash used in financing activities for the nine months ended September 30, 2020 was primarily due to the $7.8 million promissory note payment for Jack’s Flight Club stock purchase and $1.2 million payment to repurchase common stock, offset partially by $3.7 million proceeds from PPP loans. Net cash used in financing activities for the nine months ended September 30, 2019 was $7.1 million primarily due to a $8.8 million payment for repurchase common stock, offset partially by proceeds from the issuance of common stock, net of tax paid for the net share settlement, of $1.7 million.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $381,000 as of September 30, 2020. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
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
Our operations in Canada expose us to foreign currency risk associated with agreements being denominated in Canadian dollars. Our operations in Europe expose us to foreign currency risk associated with agreements being denominated in British Pound Sterling and Euros. Our discontinued operations in Asia Pacific expose us to foreign currency risk associated with agreements being denominated in Australian dollars, Chinese Yuan, Hong Kong dollar, Japanese Yen and Taiwanese Dollar. We are exposed to foreign currency risk associated with fluctuations of these currencies as the financial position and operating results of our operations in Asia Pacific, Canada and Europe are translated into U.S. dollars for consolidation purposes. We do not use derivative instruments to hedge these exposures. We are a net receiver of U.S. dollars from our foreign subsidiaries and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency used by the foreign subsidiary as its functional currency. We have performed a sensitivity analysis as of September 30, 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2020. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an incremental $647,000 foreign exchange loss for the nine months ended September 30, 2020.

Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of September 30, 2020, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not purchase our equity securities during the three months ended September 30, 2020.  In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company purchased 436,369 shares in 2019. During the nine months ended September 30, 2020, the Company repurchased 168,602 shares of common stock and therefore there were 395,029 shares remaining to be repurchased under this program as of September 30, 2020.

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

Date: November 6, 2020