Form 10-K
period 2020-12-31
TRAVELZOO
filed 2021-03-31
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No.: 000-50171
_______________________________________________________________________________
Travelzoo
(Exact name of registrant as specified in its charter)
 ________________________________________________________________________________

Delaware	36-4415727
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

590 Madison Avenue, 35th Floor New York, New York	10022
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 484-4900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TZOO	The NASDAQ Stock Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
_________________________________________________________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $38,309,000.
The number of shares of the Registrant's common stock outstanding as of March 19, 2021 was 11,498,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo® is a global Internet media company. We provide our 30.2 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals.
Travelzoo (the “Company” or "we") attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. Our insider deals and email newsletters are published by Travelzoo and its licensees worldwide. The Travelzoo website is visited by 3.3 million to 11.9 million unique visitors each month. We also reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content including The Los Angeles Times and The Chicago Tribune. We have over 4.0 million followers on Facebook, Instagram, and Twitter. Our Apple and Android mobile applications have been downloaded 6.8 million times.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants.
We also license the use of these products and our intellectual property in various countries in Asia Pacific, including but not limited to Australia, Japan, Hong Kong and China. We are also the majority shareholder of JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club.
As of December 31, 2020, we had 30.2 million members worldwide. In Europe, the unduplicated number of Travelzoo members was 8.7 million as of December 31, 2020, down 4% from December 31, 2019. In North America, the unduplicated number of Travelzoo members was 16.3 million as of December 31, 2020, down 8% from December 31, 2019. On March 15, 2021, Travelzoo added more than 2 million new members in the U.S. from a direct competitor from Europe exiting the U.S. market. Jack’s Flight Club had 1.7 million subscribers as of December 31, 2020, up 6% from December 31, 2019.
More than 5,000 companies use our services, including Air France, Air New Zealand, Air Tahiti Nui, Alaska Airlines, Cathay Pacific Airways, Club Med, Emirates, Etihad, Exoticca, Fairmont Hotels and Resorts, Gate 1 Travel, Hawaiian Airlines, Hilton Hotels & Resorts, Hyatt Corporation, Icelandair, InterContinental Hotels Group, Lion World Travel, Myrtle Beach Area Conventions & Visitors Bureau, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts and United Airlines.

Revenues from the Travelzoo brand and business are generated primarily from advertising fees from two categories of revenue: Travel and Local. The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. The "Local" category consists of publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers. Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue monthly pro rata over the subscription period.
In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K, a stock company organized under the laws of Japan (“Travelzoo Japan”), to Mr. Hajime Suzuki, the former General Manager of Travelzoo in Japan (the "Japan Buyer") for consideration of 1 Japanese Yen. The Company recorded approximately $128,000 loss upon disposal of Japan in the Consolidated Financial Statements in 2020. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a five (5) year term, with an option to renew. The Company recorded royalties from Travelzoo Japan on a one-quarter lag basis and did not recognize any royalties in 2020. An interest free loan was provided to the Japan Buyer for JPY 46 million (approximately $430,000) to be repaid over three (3) years which the Company recorded as other assets on the consolidated balance sheet as of December 31, 2020. Additionally, on August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd, a limited company organized under the laws of Singapore (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo, a limited company organized under the laws of Australia (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Travelzoo in South East Asia and Australia for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon net revenue over a five (5) year term, with an option to renew. There was no gain or loss from the sale of Travelzoo Singapore. The Company recorded royalties from Travelzoo Singapore on a one-quarter lag basis and did not recognize any royalties in 2020. Under the licensing agreements, Travelzoo's existing members in Australia, Japan, China, Hong Kong, New Zealand, and Singapore will continue to be owned by Travelzoo as the licensor.
The Company previously held a minority share equivalent to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020. The original investment agreement with WeGo was executed in April 2018 (the “Original Investment Agreement”). At that time, Travelzoo invested $3.0 million in WeGo for a 25% ownership interest. In April 2019, the Company invested an additional $673,000 in WeGo, which increased the Company's ownership interest to 26.6%. In February 2020, Travelzoo signed an amended investment agreement (the “Investment Agreement”) with WeGo, whereby the Company received additional shares (resulting in ownership of 33.7%) and in exchange, agreed to invest an additional $1.7 million if and when WeGo met certain performance targets. In connection with the Original Investment Agreement, WeGo agreed to spend approximately $2.0 million with the Company in marketing pursuant to an Insertion Order (the “Insertion Order”) and in connection with the Investment Agreement, WeGo agreed to spend an additional $1.8 million in marketing, once the additional payment was made by the Company (the “Second Insertion Order”).
The Company accounted for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a 3-year life. The remaining $1.5 million of the purchase price was allocated to goodwill.
As of the date of the transaction with trivago, WeGo had not achieved the necessary performance targets. As part of the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the obligation of any additional payment by the Company was terminated. Per the trivago SPA, the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $213,000 was placed in escrow for one year. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order of approximately $200,000. The payment was made in the first quarter of 2021. The Second Insertion Order and obligation for additional payments from WeGo for marketing were terminated. The Company acquired the domain name and trademark “weekend.com” in 2005 which was amortized over five years. Concurrently with the sale of the shares, the Company also sold the domain name and trademark “weekend.com” to trivago in exchange for a payment of $822,000.

In January 2020, Travelzoo acquired a majority stake in Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the consolidated financial statements for further information.
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The Company intends to use the funds from these loans only for the purposes included in the PPP, including payroll, employee benefits, and rent, and also intends to apply for forgiveness of a portion of the loans in compliance with the CARES Act.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. In 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. For the year ended December 31, 2020, Travelzoo North America operations were 65% of revenues, Travelzoo Europe operations were 28% of revenues and Jack’s Flight Club operations were 7% of our total revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2020, Azzurro is the Company's largest stockholder, holding approximately 40% of the Company's outstanding shares.
As of December 31, 2020, there were 11,364,689 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
The global outbreak of coronavirus (COVID-19) in 2020 is having an unprecedented impact on the global travel and hospitality industries, including severely restricting travel, dining and activities (through border closures, quarantine and stay-at-home requirements, travel restrictions, limited operations of restaurants, spas, hotels, airlines and travel agencies), as well as the level of economic activity around the globe. According to the World Trade & Tourism Council (WTCC), the global Travel & Tourism industry produced $8.9 trillion in value (10.3% of GDP) for the total global economy in 2019, and the adverse impact of COVID on the Travel and Tourism industry is expected to be $1.4 trillion in 2020 based on WTCC's June 2020 report.
As the Company and many of our advertisers are part of the global travel and hospitality industries, the measures implemented to contain COVID have had, and are expected to continue to have, a significant negative effect on our business. Many of the Company's advertising partners paused, canceled, and/or stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s hotel, restaurant and spa partners. The Company has modified its policies, particularly with our vouchers, to extend expiration dates and to allow for full refundability and have received positive feedback from our members. The Company will continue to adopt new policies as the situation evolves.
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. Our revenues are generated from advertising fees. According to Zenith Media's forecast in July 2020, global advertising expenditure will shrink 9.1% to $572 billion due to the COVID pandemic in 2020, grow 5.8% to reach $606 billion in 2021 and

$636 billion in 2022. We believe there is a sizable travel and entertainment industry in which we participate in that provides an opportunity to find high quality deals for our members. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Europe and North America to capture high quality deals for our members.
Aside from the global drop of advertising spending in 2020, digital advertising is expected to grow from 2019 to 2020. According to Zenith Media, digital advertising is expected to account for 51% of global advertising spending in 2020, more than half of total global advertising spending for the first time. In addition, according to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast 2021, BIA/Kelsey forecasts total local advertising spending to be $134 billion in 2020, $138 billion in 2021, and to recover to pre-COVID 19 level in 2022. Digital advertising spending continues to increase its share of total local advertising spending by 3.7 percent from 2020 to 2021, growing to $62 billion in 2021. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices.
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
We believe that newspaper, TV and radio advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to the Internet:
•typically, ads must be submitted 2 to 5 days prior to the publication or airing date, which makes it difficult to advertise last-minute inventory;
•once an ad is published, it cannot be updated or deleted when an offer is sold out;
•once an ad is published, the company cannot change a price or offer;
•in many markets, the small number of newspapers, television companies, radio stations and other print media reduces competition, resulting in high rates for traditional advertising;
•offline advertising does not allow for detailed performance tracking; and

•creative content can be very expensive to develop.
Our Products and Services
We provide airlines, hotels, cruise lines, vacation packagers, other travel suppliers, entertainment and local businesses with a fast, flexible, and cost-effective way to reach millions of Internet users. Our publications include the Travelzoo website, the Travelzoo Top 20 email newsletter, the Newsflash email alert service, the Local Deals and Getaways email alert services and Jack's Flight Club newsletter. We also operate the Travelzoo Network, a network of third-party websites that list deals published by Travelzoo. While our products provide advertising opportunities for travel, entertainment and local businesses, they also provide Internet users with a free source of information on current sales and specials from thousands of travel, entertainment and local businesses.
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
Travelzoo website
Website available in the U.S., Canada, France, Germany, Spain, and the U.K., as well as via licensees in Australia, China, Hong Kong and Japan, listing thousands of outstanding sales and specials from more than 5,000 travel, entertainment and local businesses
		24/7	3.3 million to 11.9 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding deals	Weekly	28.5 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen by our deal experts from among thousands

Newsflash	Regionally-targeted email alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	22.5 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaway	Locally-targeted email alert service with a single time-sensitive and newsworthy offer, including vouchers from local merchants such as spas, hotels and restaurants	Twice per week in active markets	73 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 300 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed by our deal experts

Travelzoo mobile applications	iPhone and Android applications that allow users to discover the best travel, entertainment and local deals.	On-demand	6.8 million downloads	Allows travel, entertainment and local deals advertisers to reach our audience that is on the go.	24/7 access to travel, entertainment and local deals for consumers that are on the go.

Jack's Flight Club Website	Website available in the U.S, U.K, Germany, Netherlands, Luxemburg, Norway, Sweden, Denmark, Belgium, listing up to date cheap flight deals to paying members.	24/7	342,000 visitors per month	N/A	24/7 access to deals, travel advice and guides. Ability to change user settings.

Jack's Flight Club mobile application	App available in the U.S, U.K, Germany, Netherlands, Luxemburg, Norway, Sweden, Denmark, Belgium, listing up to date cheap flight deals to paying members.	1 - 12 per week depending on membership level and region	90,000 install base iOS/Android, 76,000 sessions a month.	N/A	Timely alerts and push notifications of new deals, 24/7 access to deals, ability to change user settings

Jack's Flight Club Newsletters
Regionally targeted newsletter alerting of outstanding cheap flight deals and including articles about travel destinations and other newsworthy travel content. Newsletter includes paid and unpaid subscribers.
		1 - 12 per week depending on membership level and region	3 million emails a week to 1.7 million subscribers	N/A	Breaking news offers and travel advice delivered just-in-time

*    For the Travelzoo website, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2020. For Jack’s Flight Club, reach/usage information is based on internal Jack’s Flight Club statistics as of December 31, 2020.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. We inform our audience about travel, entertainment and local deals available at over 5,000 companies. Our insider deals and email newsletters are published by Travelzoo and its licensees worldwide. Travelzoo’s website is visited by 3.3 million to 11.9 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.0 million followers on Facebook and Twitter. Our mobile applications have been downloaded 6.8 million times.
Benefits to Travel, Entertainment and Local Businesses
Our advertisers benefit from accessing our large high-quality audience. Due to the nature of our content, we attract an older, wealthier demographic who have a strong interest in travel and leisure.
Key features of our solution for travel and entertainment companies include:
•Real-Time Listings of Special Offers. Our technology allows travel and entertainment companies and local businesses to advertise special offers on a real-time basis.
•Real-Time Updates. Our technology allows travel and entertainment companies to update their listings on a real-time basis.
•Real-Time Performance Reports. We provide travel and entertainment companies with real-time tracking of the performance of their advertising campaigns. Our solution enables travel and entertainment companies to optimize their campaigns by removing or updating unsuccessful listings and further promote successful listings.
•Access to Millions of Consumers and Access to Local Consumers for Local Businesses. We provide travel and entertainment companies fast access to over 30 million travel shoppers. Travelzoo members submit their zip code to Travelzoo when they join Travelzoo. As a result, we are able to send Local Deals to members who live or work near the local businesses.
•Consumers. We provide travel and entertainment companies fast access to over 30 million travel shoppers.
•Global Reach. We offer access to Internet users in Canada, France, Germany, Spain, the U.K and U.S.
Benefits to Consumers
The Travelzoo website, Travelzoo Top 20 email newsletter, Newsflash, Local Deals, Getaway, and the Travelzoo Network, provide consumers information on current offers at no cost to the consumer. Key features of our products include:
•Aggregation of Special Offers from Many Companies. The Travelzoo website and our Travelzoo Top 20 email newsletters aggregate information on current offers specially negotiated by our Travelzoo deal experts for Travelzoo members from more than 5,000 travel, entertainment and local businesses. This saves the consumer time when searching for travel, entertainment and local deals, sales and specials. It also gives the consumer piece of mind that the offers provided by Travelzoo are best-in-market.
•Current Information. Compared to newspaper, TV or radio advertisements, we provide consumers more current information, since our technology enables travel, entertainment and local businesses to update their listings on a real-time basis.
•Reliable Information. We operate a Test Booking Center to check the availability of travel, entertainment and local deals before publishing.
•Best-in-Market Offers. Travelzoo employees are trained to research and ensure that any offer advertised through Travelzoo on any of Travelzoo’s products is the best offer currently in the market. Travelzoo will only run offers and advertisements that meet its high standards for quality.
Growth Strategy
Our growth strategy relies on building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend towards mobile usage by consumers.
•Building a travel and lifestyle brand with a large, high-quality user base. We believe that it is essential to establish a strong brand with a large, high-quality user base within the travel, entertainment and local industries we serve. We currently utilize online marketing and direct marketing to promote our brand to consumers. We utilize sponsorships at industry conferences and public relations to promote our brand. We believe that high-quality content attracts a high-quality user base.

•Offering products that keep pace with consumer preference and technology. We believe it is important to grow engagement of our user base, by offering products that deliver high-quality deals with exceptional value and expanding our product offering over time to address frequent travel and leisure need.
Advertisers
As of December 31, 2020, our advertiser base included more than 5,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Air France	Hawaiian Airlines
Air New Zealand	Hilton Hotels & Resorts
Air Tahiti Nui	Hyatt Corporation
Alaska Airlines	Icelandair
Cathay Pacific Airways	InterContinental Hotels Group
Club Med	Lion World Travel
Emirates	Myrtle Beach Area Conventions & Visitors Bureau
Etihad	Princess Cruises
Exoticca	Singapore Airlines
Fairmont Hotels and Resorts	Starwood Hotels & Resorts Worldwide
Gate 1 Travel	United Airlines
As discussed in Note 12 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2020 and 2019. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2020, Travelzoo North America operations were 65% of revenues, Travelzoo Europe operations were 28% of revenues and Jack’s Flight Club operations were 7% of our total revenues. See Note 12 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2020, our advertising sales force and sales support staff consisted of 71 employees worldwide.
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
Competition
We compete for advertising dollars with large Internet portal sites such as MSN and Verizon Media that offer listings or other advertising opportunities to travel, entertainment and local businesses. We compete with search engines like Google and Bing that offer pay-per-click listings. We compete with travel meta-search engines like Kayak and online travel and entertainment deal publishers. We compete with large online travel agencies like Expedia, Priceline and TripAdvisor that also offer advertising placements, airline travel comparisons, hotel bookings and capture consumer interest. We compete with companies like Groupon and Gilt City that sell vouchers for deals from local businesses such as spas, hotels, restaurants and activity companies. We compete via Jack’s Flight Club with airfare alert services, including other companies that provide this specifically like Scott’s Cheap Flights and larger companies who offer this as one of many services like Kayak. We expect to face increased competition from other Internet and technology-based businesses such as Yelp which has launched initiatives which are directly competitive to our Local Deals and Getaways products. In addition, we compete with newspapers, magazines and other traditional media companies that operate websites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies and travel-focused start-ups, enter our market. We believe that the primary competitive factors are price, performance and audience quality.
Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger advertiser bases than we do. Others have lower overhead and appeal to a different segment of the population. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive solutions.
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
Privacy Concerns. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. The European Union adopted the General Data Protection Regulation ("GDPR"), which became effective in May 2018 and has resulted in greater compliance burdens for companies, including us, with users in Europe. Additionally, the California Consumer Privacy Act was passed and creates new data privacy rights for users, which became effective in January 2020. Additionally, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield and required that the transfer of information between the EU and the US be reviewed on a case-by-case basis. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Violations of privacy-related laws can also result in significant penalties. We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to penalties and negative publicity, require us to change our business practices, and increase our costs and adversely affect our business.
Anti-Spam Legislation. The CAN-SPAM Act, a federal anti-spam law, pre-empts various state anti-spam laws and establishes a single standard for email marketing and customer communications. We believe that this law, on an overall basis, benefits our business as we do not use spam techniques or practices and may benefit now that others are prohibited from doing so. We are also subject to anti-spam laws in the various jurisdictions that we operate, including Canada’s Anti-Spam Legislation. We continually review our practices to ensure our continued compliance with these regulations.
Domain Names. Domain names are the user's Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We have registered travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de, travelzoo.fr, and weekends.com, among other domain names, and have registered “Travelzoo” as a trademark in the United States, Canada, the European Union and certain countries throughout Asia Pacific. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.

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
Intellectual Property
Our success depends to a significant degree upon the protection of our brand names, including Travelzoo, Top 20 and Jack's Flight Club. If we were unable to protect the Travelzoo, Top 20 and Jack's Flight Club brand names, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property rights. We have registered the Travelzoo and Top 20 trademarks, among others, with the United States Patent and Trademark Office. We have registered the Travelzoo and Travelzoo Top 20 trademarks with the Office for Harmonization in the Internal Market of the European Community. We have registered the Travelzoo trademark in Australia, Canada, China, Hong Kong, Japan, South Korea, and Taiwan. Jack’s Flight Club has registered the Jack’s Flight Club trademark in the United States and the European Union. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information.
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
Employees
As of December 31, 2020, we had 236 employees in Travelzoo North America and Travelzoo Europe and all were considered full-time. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
The Company and many of our advertisers and partners are a part of the global travel and hospitality industries, the measures implemented to contain COVID have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations and cash flows. The measures implemented have led to many of our advertising partners pausing, canceling, or stopping advertising with us, as well as a high level of cancellations for our hotel partners and travel package partners and refund requests for our vouchers with our restaurant and spa partners. However, we have modified our policies, particularly with our vouchers, to extend expiration dates and allow for full refundability and have received positive feedback from our members. We continue to adapt our policies as the situation evolves.
Any changes in laws or regulations that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants and spas) or otherwise restricting travel due to the risk of spreading COVID, may exacerbate the negative impact of COVID on our business, financial condition, results of operations and cash flows. The ultimate extent of the COVID outbreak and its impact on travel is unknown and difficult to predict with certainty. As a result, the full extent of the impact on our business and results of operations is unknown. The pandemic could continue to hamper global economic activity for an extended period of time, even as restrictions begin to lift or vaccination rates increase, leading to decreased disposable income for consumers, increased and ongoing unemployment and/or a decline in consumer confidence, all of which could significantly reduce discretionary spending on travel. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of COVID on our clients and partners or the ways that the pandemic may fundamentally change the travel industry and the way that consumers travel. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.
While we have undertaken certain actions to attempt to mitigate the effects of COVID on our business, including but not limited to employee furloughs, aggressive reduction of expenses and re-negotiation of material contracts and leases, our cost-savings activities may lead to disruptions in our business, inability to enhance or preserve our brand awareness, reduced employee morale and productivity, increased attrition, and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, like many other companies, we have instructed or allowed employees to work from home, which, especially if this persists for a prolonged period of time, may have an adverse impact on performance, operations, and systems.
For the reasons set forth above and other reasons that may come to light as the COVID pandemic and containment measures expand, it is difficult to estimate with accuracy the impact to our future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect for the foreseeable future. In the near term, we have seen that the COVID pandemic impacted our financial performance for 2020 and we expect it will continue to have an impact in 2021.
Impairments of goodwill, long-term investments and long-lived assets have a negative impact on our results of operations.
As a result of the deterioration of certain aspects of our business due to COVID, we evaluated goodwill, Intangible assets, long-term investments and long-lived assets for possible impairment as of March 31, 2020 and as of December 31, 2020. We performed these impairment tests by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. We determined that our indefinite lived intangible assets (Trade names) and goodwill were impaired, and therefore we recognized an impairment charge of $2.9 million for the quarter ended March 31, 2020. We performed its annual impairment testing and determined that no additional impairment was necessary for the year ended December 31, 2020. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast, particularly the assumptions related to the length and severity of the COVID pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize additional impairment charges, which could have a material adverse effect on our results of operations. See Note 3 to the Consolidated Financial Statements for further information related to the impairment charge.
We cannot assure you that we will be profitable.
In the year ended December 31, 2020, we incurred net loss of $14.6 million, of which $13.4 million loss was attributable to Travelzoo. In the year ended December 31 2019, we generated net income of $4.2 million. Our profitability was impacted in 2020 due to the global pandemic, and there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. Given the impact of the pandemic in 2020, we significantly cut expenses to preserve profitability as much as possible. In the future, depending on various factors, including but not limited to, market conditions, the improvement of the economy and the return of the travel industry following the pandemic, we may need to continue to cut expenses to preserve profitability or alternatively we may find it necessary to significantly accelerate expenditures in order to meet increased demand or to maintain brand awareness. We may also expand and upgrade our technology and make investments in existing or new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on our quarter to quarter comparisons of our results of operations, as they are not considered an indication of future performance. Factors that may affect quarterly results include: consumer refund rate; mismatches between resource allocation and client demand due to difficulties in predicting client demand; changes in general economic conditions (perceived or actual) that could impair consumer spending; the magnitude and timing of marketing initiatives, including member acquisition and expansion efforts; the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors; our ability to attract, hire and retain key personnel; our ability to maintain merchant and member satisfaction such that we are able to continue to attract high quality merchants and members; our ability to manage our planned growth; our ability to encourage our existing members to engage with our products and services and to convert them to revenue-generating users; technical difficulties or system downtime affecting the Internet or our products and services; and volatility of our operating results in new markets.
We may significantly decrease our operating expenses in response to changes in general economic conditions, performance and/or declines in consumer demand. We may significantly increase our operating expenses for a certain period if, among other reasons, we see a unique opportunity for a brand marketing campaign, if we find it necessary to respond to increased brand marketing by a competitor, or if we decide to accelerate our acquisition of new members or engagement of existing members. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our operating expenses in response, our operating results would be lower than expected and our stock price may fall.
Expansion of product offerings may result in additional costs that exceed revenue and may trigger additional stock volatility.
In response to the global pandemic, we expanded our voucher product offerings to include fully refundable vouchers. We have also historically invested in packaging technology and expansion of our hotel booking platform. We may in the future invest in the technology for our email products. Such product modifications and expansions may result in an increase in costs in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our expanded product offerings are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. If we cannot attract members to our product offerings, including in the face of substantial economic and regulatory uncertainty due to the pandemic, our financial results could be adversely affected. Fully refundable vouchers may also result in significant refund rates and administrative costs for the Company. In addition, the hotel booking platform and travel packages will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could negatively impact our revenue. We can give no assurances that any of our product offerings will yield the benefits we expect and will not result in additional costs.

Our voucher products may be adversely impacted by competition and decreased consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. This format may require additional investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. Such vouchers are typically non-refundable or refundable by the Company within 7-14 days of purchase. However, the Company expanded its voucher products to include fully refundable vouchers, which allow the consumer to request a refund through the expiration date of the voucher. This shift has increased the rate at which our existing customers purchase vouchers. However, we cannot guarantee that this trend will continue. As market conditions continue to shift, including due to the COVID pandemic, we may see a decline in demand for vouchers due to, among other things, increased competition in the marketplace and a decline in need by consumers for fully refundable travel products. Historically, the growth in competition has enabled customers to wait until they are ready to use the related vouchers before making purchases. More recently, changing travel restrictions due to the global pandemic have made it so that many consumers may not be able to use their vouchers in the near-term or at all. Although we are actively working with our partners to extend travel windows and expiration dates to ensure consumers can use their vouchers and while we are continually evolving our strategy to address the changing market dynamics, we may not always be successful in doing so and the demand for our vouchers may decline and may adversely impact revenues.
Our business could be negatively affected by changes in search engine algorithms or other traffic-generating arrangements.
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords and through organic search, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, travel metasearch engines, and Internet media properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Also, we may scale back our expenditures in paid search, pay-per-click and display advertising campaigns at any time. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or display of results causing a website to place lower in search query results. This would adversely affect our business and financial performance, potentially to a material extent. We could also face a significant decrease in traffic to our websites and/or increased costs.
Additionally, an area of increased scrutiny, particularly in Europe, involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). In some of our contracts we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our marketing efficiency and results of operations.
Trends in consumer use of mobile devices continues to create challenges.
Continued widespread use of mobile devices, such as the iPhone and Android-enabled smart phones, and tablets, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, has been driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners have also seen a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings and travel concierge services. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction due to different target consumers and different purchasing patterns. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple applications from multiple travel service providers and instead prefer to use one or a limited number for their mobile travel activity. As a result, the consumer experience with mobile applications, as well as brand recognition and loyalty, are likely to become more important. We also rely on application marketplaces, or app stores, to drive downloads. In the future, marketplace operators may make changes that make access to our products more difficult.
We continue to make progress creating mobile offerings which have received strong reviews and have shown solid download trends. We believe that mobile bookings continue to present an opportunity for growth. Further development of our mobile offerings is necessary to maintain and grow our business. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
We may have exposure to additional tax liabilities.
As a global company, we are subject to income taxes as well as non-income based tax, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. The 2017 Tax Cut and Jobs Act (“Tax Act”) included significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax and Global Intangible Low Taxed Income tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. With the election of President Biden, there could be additional changes to the corporate tax rate in the near future. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have or may be adopted under, or result from, the Tax Act could have a material impact on our business.
A number of European Union member states have taken steps to unilaterally introduce a services tax. In July 2019, France passed legislation that introduced a 3% digital services tax, which is retroactively applicable as of January 1, 2019. Beginning in April 2020, the government of the United Kingdom implemented a digital services tax which imposes a 2% tax on revenues of search engines, social media services and online marketplaces which derive value from UK users. Similarly, effective January 16, 2021, Spain will tax digital services at 3% for companies that operate globally and have a significant digital footprint in Spain. Many questions remain regarding these digital services taxes. For example, it is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction. The interpretation and implementation of these taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the U.S. and various foreign jurisdictions. From time to time, the Company may by audited by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to its taxes or its net operating income or may result in recognition of previously unrecognized tax benefits upon completion of the examination.
Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.
Our expansion of our product offerings may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. have initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of such taxes. Given our hotel booking platform and packaging technology consist of an agency model whereby we will facilitate reservations on behalf of a hotel or other supplier, the payment of hotel occupancy taxes and other taxes should be the responsibility of the applicable hotel or packaging partner, which are typically responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility (for hotel bookings, packaging or any other aspects of our business, including Jack’s Flight Club), or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost to our customers and, consequently, could make our services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce reservation transactions. This could have a material adverse effect on our business and results of operations.
Our business model may not be adaptable to a changing market.
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies and still relies significantly on email communications with our members. If current clients/partners decide not to continue or are unable to continue advertising their offers with us and we are unable to replace them with new clients/partners or alternative revenue streams, our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or travel industry or if our current business model is not successful. For example, uncertainty surrounding the ability to travel would require us to adapt our product offerings to move away from our reliance on advertising fees and to provide consumers with additional flexibility in order to attract them to purchase. If we do not adapt to these trends fully or quickly enough, we may lose revenue as consumer usage of our products and services may decline. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.
We depend on our ability to attract and retain advertisers that are prepared to offer products or services on compelling terms to our members. We do not generally have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies/insolvencies. We can also experience a decline in advertisers providing offers in certain destinations due to natural disasters or travel restrictions. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer compelling terms to our members or favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. We may not be able to add enough additional revenue to replace the lost revenue. Further, the new revenue may cost more to generate, impacting our operating results.
A change in our estimate of our refund rates with respect to unredeemed vouchers could result in a change of our reported revenues and an increase in our refund rates could reduce our liquidity and adversely affect our profitability.
In order to adapt to the shift in consumer demand due to COVID, we modified our refund policy for Local Deals and Getaways vouchers to allow refunds through the expiration date of the voucher, which is typically at least 6-12 months from the date of purchase. Our previous policy allowed refunds for only 7 days after purchase with no limitations. According to accounting standards for revenue recognition, revenue that is subject to refunds or returns is considered variable consideration and must be constrained so that it is probable that a significant reversal will not occur in the future as the uncertainty is resolved. To comply with this standard, we estimated future refunds and refund rates utilizing a sophisticated model that incorporated qualitative and quantitative factors, including but not limited to, historical refund rates based on deal category, relative risk of refund based on the type of voucher, and changing business and market conditions. However, due to constantly shifting market factors, particularly due to COVID, and limited historical data due to the recent change in policy, accurately predicting the refund rate is difficult, and we can make no guarantees that our estimates will be correct. If our refund estimates are materially understated, it will result in a reversal of revenues previously reported and we may be required to restate our financial statements for the relevant periods, which could damage our reputation and impact our stock price. Additionally, although revenues from voucher purchases may increase, due to the modified refund policy the refund rate may also increase, likely above historical levels, resulting in increased liabilities and a reduction in recognizable revenue and liquidity, which could adversely affect our profitability.
If our advertisers do not meet the needs and expectations of our members, our business could suffer.
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by advertisers, partners, or merchants that are outside our control. For our Local Deals and Getaways merchants, since we are selling vouchers on behalf of the merchants directly to our members, we face exposure should merchants not fully honor the terms of the deals or the vouchers, including if the merchant were to go out of business or stop providing services for any reason. As for our travel business, we are collecting an advertising fee from the advertiser and the members are booking the deal directly with the advertiser. Although the advertiser is responsible directly to the consumer to provide the deal it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised deal. From time to time, merchants and advertisers risk the insolvency, bankruptcy or closure of their business and can face regulatory issues (including losing their travel licenses), which can result in the cancellation of travel services booked by consumers through the advertiser. Advertisers who fail to fulfill the travel services advertised in the promotions ran by us can negatively impact our reputation, and advertisers that fail to pay for the advertisements can also negatively impact revenue growth. Moreover, any shortcomings of one or more of our advertisers or merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our members to us, thus damaging our reputation and brand value and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants or partners could damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in member willingness to receive messages could adversely affect our revenue and business.

Our business is highly dependent upon email and other messaging services. Deals offered through emails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services, if we are unable to successfully deliver emails or messages, or if members decline to open our emails or messages, our revenue and profitability could be adversely affected. Laws and regulations regulating the sending of commercial emails, including those enacted in foreign jurisdictions (such as Canada and Europe), may affect our ability to deliver emails or messages and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of emails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services and could decrease their willingness to be an email member.
“Cookie” laws could negatively impact the way we do business.
A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps to, among other things, store or gather information (e.g., remember log-on details), market to consumers and enhance the user experience. Cookies are valuable tools to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of "cookies." To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our website might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.
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
We may not be able to obtain sufficient funds to grow our business and equity or debt financing may be on adverse terms.
For the year ended December 31, 2020, our cash and cash equivalents increased $44.3 million to $63.1 million, of which $32.0 million was held outside the U.S. in our foreign subsidiaries. As of December 31, 2020, we had negative working capital of $12.8 million primarily due to an increase in merchant payables related to the sale of vouchers. Merchant payables was $57.1 million as of December 31, 2020. The payable to merchants is generally due upon redemption of the voucher. The vouchers have maturities that extend from January 2021 through January 2023. However, if redemption activity is more accelerated, or if we are not able to reduce operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle various commitments and contingencies, as described under Note 6 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all, especially due to volatile market conditions due to the COVID pandemic. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our strategic objectives, meet our payroll obligations, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities or acquisitions, or respond to competitive pressures, any of which could have a material adverse effect on our business. If we choose to raise funds through the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing by through debt securities, the terms of these arrangements could restrict or prevent us from paying dividends, could require the pledging of the assets of the Company, could subject the Company to restrictive covenants or large fees, and could limit our flexibility in making business decisions.

Utilization of governmental stimulus packages may negatively impact our business, operations and/or reputation.
Certain governments have passed or are considering legislation to help businesses through the COVID pandemic through loans, wage subsidies, tax relief or other financial aid. We are participating in, or have applied to participate in, several government programs, including but not limited to, the programs offered in the United States, Canada, the United Kingdom, Germany, and certain other jurisdictions. We are continuing to assess whether we will take advantage of any other offerings. To the extent we do receive any government or other assistance (in the form of government sponsored or private loans), we may be required to agree to certain restrictions, including but not limited to negative covenants, which could impact how we operate the Company and negatively impact the business, as well as result in higher financing costs. Our reputation could also be harmed.
Our business may be sensitive to recessions or events effecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like Middle East conflicts, terrorist attacks, mass shooting incidents, natural disasters, and travel-related health events, such as the COVID pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend on certain destinations, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business by such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry.
Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.
Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our websites and distribute our email newsletters, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes and other natural disasters. We do not have multiple site capacity to protect us against any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Additionally, declines or disruptions in the travel industry generally due to a catastrophic event, such as COVID, could adversely affect our business and financial performance. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
We are subject to payments-related and fraud risks.
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply.
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which changed the way we account for certain of our sales transactions. We adopted this standard in the first quarter of 2018. The adoptions resulted in a cumulative adjustment to retained earnings and changes in revenue recognition policies. In 2016, FASB issued a new accounting standard related to leases which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. The Company adopted ASU 842 on January 1, 2019, using the alternative modified transition method with no restatement of prior periods or cumulative adjustment to retained earnings. We may need to change our accounting processes if we are required to adopt future or proposed changes in principles. The cost of these changes may negatively impact our results of operations during the periods of transition.

Risks Related to Our Markets and Strategy
Our international operations may result in operating losses and are subject to other material risks.
We may continue to invest in marketing as well as additional employees to support our operations (including licensing arrangements), which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. There are certain additional risks inherent in doing business internationally, including: uncertainties and instability in economic and market conditions; uncertainty regarding how the wider trading, legal, regulatory and labor environments will be impacted by Brexit, including the resulting impact on our business and that of our clients; exposure to local economic or political instability and threatened or actual acts of terrorism; compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions; financial risks from transactions in multiple currencies; longer payment cycles and difficulties in collecting accounts receivable; trade barriers and changes in trade regulations, including new or increased tariffs; difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences; stringent local labor laws and regulations; bans on travel among or between various countries; risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and potentially adverse tax consequences. Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
In addition, a decline in the growth rates of our international businesses could have a negative impact on our gross profit and earnings per share growth rates and, as a consequence, our stock price. Many of these regions have different customs, currencies, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. As we continue to focus on increasing the profitability of our business, we may not achieve targeted operational cost savings, improvements and efficiencies, which could affect our results of operations and financial condition. In addition, significant potential risks could impair our ability to achieve anticipated operating improvements and/or cost reductions throughout the organization, including, but not limited to, higher than anticipated costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures, and damage to our reputation and brand image. Additionally, we could also experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale and productivity and adverse effects on our ability to attract and retain highly skilled employees. Any of these consequences could adversely impact our business.
We may not be able to continue developing awareness of our brand names.
We believe that continuing to build awareness of the Travelzoo brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand consistently across numerous jurisdictions, incur significant expenses in promoting our brands and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand names, our business could be materially adversely affected.
If we fail to retain our existing members or acquire new members, our revenue and business will be harmed.
We spent $1.6 million and $6.1 million on marketing initiatives relating to member acquisition for the years ended December 31, 2020 and 2019, respectively, and expect, once the pandemic begins to subside, to continue to spend significant amounts to acquire members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals in numbers sufficient to grow our business, or if members cease to purchase our deals, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations.
We may not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We are also continually looking to refine our product offerings. We cannot guarantee that any such refinements will be embraced by our members. It may take us longer than expected to fully realize the anticipated benefits, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. While we are striving to improve functionality, usability and design in our products, the ongoing enhancements on web and mobile and investment in packaging and other technology may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues, an increase in costs, and a negative impact on our business.
We may lose business if we fail to keep pace with rapidly changing technologies and client needs.
Our success is dependent on our ability to develop new and enhanced software, services, and related products to meet rapidly evolving technological requirements for online advertising. Our current technology may not meet the future technical requirements of travel and entertainment companies. Trends that could have a critical impact on our success include: rapidly changing technology in online advertising; evolving industry standards, including both formal and de facto standards relating to online advertising; developments and changes relating to the Internet; competing products and services that offer increased functionality; and changes in travel company, entertainment company, and Internet user requirements. If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry’s changing technological requirements, our business could be materially adversely affected.
Our business and growth will suffer if we are unable to hire and retain highly skilled personnel.
Our future success depends on our ability to attract, train, motivate, and retain highly skilled employees. We may be unable to retain our skilled employees, or attract, assimilate, and retain other highly skilled employees in the future. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to hire and retain skilled personnel, our growth may be restricted, which could adversely affect our future success. Additionally, the loss or departure of any of our key employees could materially adversely affect our ability to implement our business plan. We do not maintain key person life insurance for any member of our management team. We also expect new members to join our management team in the future. If our key management personnel are not able to work together effectively, our business could be materially adversely affected.
Intense competition may adversely affect our ability to achieve or maintain market share and operate profitably.
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with companies like Groupon that sell vouchers for deals from local businesses such as spas, hotels and restaurants and tour operators for vacation packages. We compete with search engines like Google that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching travel products. For example, Google has continued to add features and functionality to its flight and hotel metasearch products, which have grown rapidly and has also further integrated its “Book on Google” reservation functionality into its products. We compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We compete with travel metasearch engines like Kayak.com (owned by Booking Holdings) and online travel and entertainment deal publishers (including online restaurant reservation services). We compete with large online travel agencies like the Expedia Group and Booking Holdings, as well as thousands of individual travel agencies around the world, that also offer advertising placements and hotel booking platforms and capture consumer interest. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large and have significant resources and substantial international operations. Such companies have also completed acquisitions to further consolidate the industry.
There has also been a proliferation of new channels and platforms through which accommodation providers can offer reservations. For example, companies such as Airbnb (which acquired HotelTonight), HomeAway and VRBO (which are both owned by Expedia Group) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their alternative accommodations, which compete with our hotel offers. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its travel services than we can. If any of these platforms are successful in offering services similar to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs could increase, either of which would harm our business and results of operations. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
We may not be able to access third-party technology upon which we depend.
We use data technology and software products from third parties, and technology from our vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected. We also rely on certain third-party computer systems and third party service providers, including Global Distribution Systems and computerized central reservation systems, in connection with providing certain of our hotel booking services and travel package offerings. Any interruption in these services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions.
Acquisitions, investments, licensing arrangements and joint ventures could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
We may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, and other assets, as well as strategic investments, licensing arrangements and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.
These transactions involve significant challenges and risks, including: diversion of management time; implementation or remediation of controls, procedures, and policies at the acquired company; integration of the acquired company's accounting, human resource, and other systems, and coordination of various functions; transition of operations, users, and customers onto our platforms, if applicable; failure to obtain required approvals on a timely basis, if at all, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected goals of an acquisition; the need to integrate operations across different cultures and languages and to address the particular economic, legal, currency, political, and regulatory risks associated with specific countries; failure to successfully develop the acquired business or technology; liability for activities of the acquired company before the acquisition, including intellectual property infringement, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; litigation or other claims in connection with the acquired company, including claims from employees, customers, former stockholders, or other third parties; challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts; expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful; entrance into markets in which we have no direct prior experience and increased complexity in our business;

inability to sell disposed assets or impairment of investments, goodwill and other assets acquired or divested; the need to obtain financial and other information regarding the investee in order to properly account and report for the investment on an on-going basis; and failure to secure necessary financing in order to complete a purchase or applicable transaction. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. Also, the anticipated benefit of many of our acquisitions may not materialize. As licensing arrangements typically involve third parties unrelated to the Company operating under our brand name in foreign jurisdictions, we risk, among other things, damage to our reputation or brand image if such third parties are unsuccessful or behave in a way that is contrary to Travelzoo.
Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over securities violations due to volatile stock price.
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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the costs of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive, delay the introduction of new products, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. We have implemented policies and procedures designed to ensure compliance, but there can be no assurance that our employees, contractors, partners, or agents will not violate such laws and regulations or the Company’s policies and procedures.
The CARD Act and similar state and foreign laws may harm our Local Deals and Getaways business.
Vouchers which are issued under our Local Deals and Getaways may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the Credit CARD Act of 2009 (the "CARD Act"), and state laws governing gift cards, stored value cards and coupons (“gift cards”). Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. Purported class actions against other companies have been filed in federal and state court claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals and Getaways vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. For unredeemed vouchers, similar laws in other jurisdictions require us or merchants to honor the face value of vouchers sold, after the redemption period. Such developments may materially and adversely affect the profitability or viability of our Local Deals and Getaways vouchers.
Certain gift card laws could require us to materially increase the estimated liability recorded in our financial statements and our net income could be materially and adversely affected.
In certain states and foreign jurisdictions, our Local Deals and Getaways vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time

(generally between 1 and 5 years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
Tax treatment of companies engaged in Internet commerce may adversely affect the use of our services and our results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of any attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, Valued Added Tax ("VAT") and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case and as a result, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. For example, due to media sales for travel agents, clients or partners in certain states with economic nexus provisions (including but not limited to New Mexico, South Dakota, West Virginia and Hawaii), we could have potential tax exposure pursuant to the Wayfair decision. We are continuing to evaluate states where we could have such exposure. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
We may suffer liability as a result of information transmitted over the Internet and claims related to our service offerings.
We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, violations of disability laws, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available. These types of claims have been brought, sometimes successfully, against online services companies in the past. The fact that we distribute information via email may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email or mobile service. These risks are enhanced in certain jurisdictions outside the U.S., where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. We are subject to risks associated with information disseminated through our websites and applications, including content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued, which could materially and adversely affect our business. In addition, we may acquire personal or confidential information, including credit card information, from users of our websites and mobile applications, related to our Local Deals, Getaways and hotel booking platform. Our existing security measures may not be successful in preventing security breaches. Outside parties may attempt to fraudulently induce disclosure of sensitive information in order to gain access to our secure systems and networks or to takeover customer accounts by using information obtained elsewhere to attempt to login to customer accounts on our websites. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal proprietary information. A security breach at any travel service provider, hotel, payment processor, GDS or other third-party travel supplier could result in negative publicity and exposure.
While we strive to use commercially acceptable means to protect personal data, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Cyberattacks are increasing in frequency and sophistication and are constantly evolving. Consequently, we may be unable to anticipate these attacks or to implement adequate preventative measures. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of any data maintained by us. Security breaches or the unauthorized disclosure of customer personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with any privacy-related obligations, or any compromise of security that results in the unauthorized release or transfer of data, may result in governmental enforcement actions, litigation or public statements against the Company by consumer advocacy groups or others and could cause our members to lose trust in us, which could have an adverse effect on our business. If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union adopted the GDPR, which went into effect in May 2018, California passed the California Consumer Privacy Act, which creates new data privacy rights for users effective in 2020, and on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield, which now requires that the transfer of information between the EU and the US be reviewed on a case-by-case basis. There are a number of proposals for enactment or modification of data privacy laws pending or proposed in other jurisdictions. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company's business and results of operations could be materially and adversely affected.
Claims have been asserted against us relating to shares not issued in our 2002 merger.
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation (“Netsurfers”) was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Netsurfers who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Netsurfers. In 2004, 2 years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares. Beginning in 2010, the Company became subject to unclaimed property audits of various states in the U.S. related to the unexchanged promotional shares. Although the Company has settled the claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. The Company did not make any material payments under this voluntary program in 2020 and 2019. The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price.
Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Local Deals and Getaways vouchers.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and providers of prepaid access cards. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network previously issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers or sellers of closed loop vouchers, such as those offered through the Local Deals and Getaways programs, would only be subject to registration if the vouchers exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to these requirements or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
Our internal control over financial reporting may not be effective which could impact our business.

The SEC approved amendments in 2018 that raised the cap for status as a “smaller reporting company”. Travelzoo qualified as a smaller reporting company in 2020 meaning it is not subject to the SOX 404(b) requirement of having an auditor attestation report on internal control over financial reporting. However, we may be obligated to evaluate our internal control over financial reporting if we are no longer smaller reporting company and we may identify areas of internal control that may need improvement or require remediation efforts. Currently, none of our identified areas that need improvement have been categorized as material weaknesses. We may identify conditions that may result in material weaknesses in the future.
We may be unable to protect our registered trademark or other proprietary intellectual property rights and may face liability from intellectual property litigation.
Our success depends to a significant degree upon the protection of the Travelzoo brand name. We rely on a combination of copyright, trade secret and trademark laws, as well as non-disclosure and other contractual arrangements to protect our intellectual property (“IP”) rights. The steps we have taken to protect our IP rights, however, may not always succeed in deterring misappropriation of proprietary information. We have registered the Travelzoo trademark in various jurisdictions. If we are unable to protect our rights in the mark, a key element of our strategy of promoting Travelzoo as a brand could be disrupted and our business could be adversely affected. We may not always be able to detect unauthorized use or take appropriate steps to enforce our IP rights. In addition, the validity, enforceability, and scope of protection of IP in Internet-related industries are uncertain and still evolving. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our IP. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us. If this were to occur, our business could be materially adversely affected. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other IP rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the IP of others in the ordinary course of business. We may incur substantial expenses in defending against these claims, regardless of their merit. Successful claims against us may result in monetary liability or a material disruption of our business. We endeavor to defend our IP rights diligently, but litigation is expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Resolution of claims may require us to obtain licenses to use IP rights, which may be expensive to procure.

Risks Related to Investment in our Shares
Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2020, the closing price of our common stock on NASDAQ ranged from $3.10 to $11.78. Our stock price may fluctuate in response to a number of factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of comparable companies; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below expectations, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations, such as a recession, interest rate or foreign currency exchange rate fluctuations, political instability (e.g., Brexit), changes in trade policy, trade disputes or a natural disaster, health concerns such as COVID or a terrorist attack affecting a significant market for our business may adversely affect the price of our stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.

We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of December 31, 2020, Azzurro is the Company's largest stockholder, holding approximately 40% of the Company's outstanding shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. We also have leased offices for our Europe operations in France, Germany, Spain, and the U.K., including offices in Barcelona, Berlin, London, Munich, and Paris. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Miami, Florida; Mountain View, California and Toronto, Ontario.
We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.
Item 3. Legal Proceedings
The information set forth under “Note 6 - Commitments and Contingencies” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
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

	High	Low
2020:
Fourth Quarter	$10.50	$6.43
Third Quarter	$8.51	$5.17
Second Quarter	$8.38	$3.16
First Quarter	$11.78	$3.10
2019:
Fourth Quarter	$11.44	$9.47
Third Quarter	$14.96	$10.26
Second Quarter	$20.91	$12.61
First Quarter	$18.19	$8.87
On March 19, 2021, the last reported sales price of our common stock on the NASDAQ Global Select Market was $16.20 per share.
As of March 19, 2021, there were approximately 190 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of Travelzoo’s Board of Directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2020.
Repurchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended December 31, 2020.

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Travelzoo
NASDAQ Market Index
Russell 2000 Index

Measurement Point	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Travelzoo	$100	$112	$77	$177	$128	$113
NASDAQ Market Index	$100	$108	$139	$133	$179	$258
Russell 2000 Index	$100	$119	$135	$118	$147	$174

Item 6. Selected Consolidated Financial Data

    Not required for smaller reporting companies.
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
In April 2018, we entered into an agreement with WeekenGO (“WeGo”), a start-up company in Germany. WeGo uses new technology to promote vacation packages. We originally invested $3.0 million in WeGo for a 25% ownership interest in April 2018. In April 2019, the Company invested an additional $673,000 in WeGo and increased the Company's ownership interest to 26.6%. On February 11, 2020, Travelzoo signed an amended investment agreement with WeGo and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeGo meets certain performance targets. In connection with the Original Investment Agreement, WeGo agreed to spend approximately $2.1 million with the Company in marketing pursuant to an Insertion Order (the “Insertion Order”) and in connection with the Investment Agreement, WeGo agreed to spend an additional $1.8 million in marketing, once the additional payment was made by the Company (the “Second Insertion Order”). In December 2020, the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $213,000 was placed in escrow for one year. As of the date of the transaction with trivago, WeGo had not achieved the necessary performance targets. WeGo also agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The Company acquired the domain name and trademark “weekend.com” in 2005 and amortized this asset over five years. In December 2020, the Company sold the domain name and trademark “weekend.com” to trivago in exchange for a payment of $822,000. See "Note 1: Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for further information.
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each

Seller (the “Promissory Notes”). See "Note 3: Acquisition" to the accompanying consolidated financial statements for further information.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. In the first quarter of 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo entered into a Sales Purchase Agreement with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon the acquisition, the Company's chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. Travelzoo currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. For the year ended December 31, 2020, Travelzoo North America operations were 65% of revenues, Travelzoo Europe operations were 28% of revenues and Jack's Flight Club were 7% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between January 2021 through January 2023. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2020, the Company had approximately $15.2 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.9 million for these unredeemed vouchers as of December 31, 2020 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded a Merchant Payables of $57.1 million as of December 31, 2020 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Jack's Flight Club
Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue monthly pro rata over the subscription period.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers and travel more generally. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new technologies and advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. We also have been impacted and expect to continue to be impacted by external factors, such as the COVID-19 pandemic, which decrease consumer’s discretionary income and decrease the demand for travel and entertainment and increasing cybersecurity attacks due to increased dependence on digital technologies. We also could be indirectly impacted by climate change and related legislation to the extent such legislation impacts the businesses of our advertisers such as airlines, which have come under increasing scrutiny for their carbon footprints.
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
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold. However, due to the COVID pandemic and the increase in demand by consumers for fully refundable travel options, we have now begun to see a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers. Demand for restaurants and spas continues to be low due to the COVID pandemic.
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
We do not know that our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase of sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition, including through merger and acquisition activity, for various strategic and tactical reasons and, as a result, increase our marketing and other expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see an unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expense to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter.
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
With respect to the COVID outbreak specifically, we currently expect that our 2021 financial results will be negatively impacted compared to historical results. Additionally, we expect the COVID outbreak will continue to negatively impact our business beyond 2021, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus (or new variants to the virus), the extent and effectiveness of containment actions taken, including travel restrictions and business closures/capacity limitations, and the impact of these and other factors on travel behavior, specifically international travel. Although advertising revenues significantly decreased in 2020 and we expect this trend to continue in 2021, as travel restrictions decrease, the Company expects that there will be a pent-up demand among consumers for travel and clients and suppliers will advertise again, thereby increasing the Company’s advertising revenues.
With the impact to revenues caused by COVID, spending by the Company in many areas within the business has been slowed or stopped, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its employees significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations in order to reduce capital expenditures. We do not anticipate that any additional cost-cutting measures will be necessary at this time, but the Board and management of the Company are continually evaluating.

While the Company has already implemented a COVID policy governing employees’ returning to the office voluntarily (in jurisdictions where they are permitted to do so), which includes health, safety and cleaning protocols, the Board and management are continually evaluating the best timeframe for employees’ official return to the offices, including implementing a phased return and ongoing remote working arrangements, and will determine when an official return will be safe for employees based on government regulations and guidance in the applicable jurisdictions.
Other than the PPP Loan, which the Company expects will be mostly forgiven, the Company does not have any outstanding debt and does not anticipate needing to enter into any debt arrangements or raise any capital, publicly or privately, to support its operations and liquidity in the ordinary course of business.
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers and toward fully refundable travel deals given the uncertainty of the COVID pandemic. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2020	2019
Revenues	100.0%	100.0%
Cost of revenues	19.7	10.9
Gross profit	80.3	89.1
Operating expenses:
Sales and marketing	57.1	48.9
Product development	5.8	6.4
General and administrative	38.2	17.5
Impairment of intangible asset and goodwill	5.4	—
Total operating expenses	106.5	72.8
Operating income (loss)	(26.2)	16.3
Other income (loss), net	0.8	—
Income (loss) from continuing operations before income taxes	(25.4)	16.3
Income tax expense (benefit)	(4.6)	4.5
Income (loss) from continuing operations	(20.8)	11.8
Income (loss) from discontinued operations, net of tax	(6.3)	(7.8)
Net income (loss)	(27.1)	4.0
Net income (loss) attributable to non-controlling interest	(2.1)	—
Net income (loss) attributable to Travelzoo	(25.0)%	4.0%

Net income (loss) attributable to Travelzoo—continuing operations	(18.7)%	11.7%
Net income (loss) attributable to Travelzoo—discontinued operations	(6.3)%	(7.8)%

Operating Metrics
The following table sets forth operating metrics in Travelzoo North America, Travelzoo Europe, and Jack's Flight Club:

	Years Ended December 31,
	2020	2019
Travelzoo North America
Total members (1)	16,480,000	17,705,000
Average cost per acquisition of a new member	$1.17	$2.84
Revenue per member (2)	$1.97	$3.89
Revenue per employee (3)	$291	$360
Mobile application downloads	3,771,000	3,693,000
Social media followers	3,268,000	3,263,000
Travelzoo Europe
Total members (1)	8,736,000	9,077,000
Average cost per acquisition of a new member	$2.21	$3.16
Revenue per member (2)	$1.67	$4.21
Revenue per employee (3)	$146	$251
Mobile application downloads	2,134,000	2,076,000
Social media followers	901,000	898,000
Jack's Flight Club
Total members	1,664,000	—
Consolidated
Total members (1)	30,168,000	30,308,000
Average cost per acquisition of a new member	$1.55	$3.04
Revenue per member (2)	$1.65	$3.75
Revenue per employee (3)	$232	$267
Mobile application downloads	5,905,000	6,603,000
Social media followers	4,169,000	4,774,000

(1)Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.
(2)Annual revenue divided by number of members at the beginning of the year.
(3)Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Newsflash, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2020	2019
Travelzoo North America
Travel	$32,042	$57,866
Local	2,870	10,161
Total North America revenues	34,912	68,027
Travelzoo Europe
Travel	13,826	32,081
Local	1,326	4,817
Total Europe revenues	15,152	36,898
Jack's flight club	3,537	—
Consolidated
Travel	45,868	89,947
Local	4,196	14,978
Jack's flight club	3,537	—
Total revenues	$53,601	$104,925
Travelzoo North America
North America revenues decreased $33.1 million or 49% in 2020 compared to 2019. Both Travel revenues and Local revenue have dropped significantly due to the global outbreak of COVID in 2020. This decrease was primarily due to $25.8 million decrease in Travel revenues and $7.3 million decrease in Local revenues. The decrease in Travel revenue of $25.8 million was primarily due to $19.7 million decrease as a result of lower revenues from Top 20 and Newsflash, $9.8 million decrease in our website advertisements and $6.5 million decrease in hotel and entertainment commission, offset partially by $12.1 million increase due to increase in number of Getaways vouchers sold. The decrease in Local revenues of $7.3 million was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues decreased $21.7 million or 59% in 2020 compared to 2019. The decrease was primarily due to $18.4 million decrease in Travel revenues and $3.5 million decrease in Local revenues offset by$112,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $18.4 million was primarily due to $12.3 million decrease in revenue from Top 20 and Newsflash and $5.2 million decrease in our website advertisements, offset partially by $2.1 million increase in Getaways due to increase in vouchers sold. The decrease in Local revenues of $3.5 million was primarily due to the decrease in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club's revenue was $3.5 million from January 13, 2020 through December 31, 2020.
For 2020 and 2019, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues for was $10.6 million and $11.4 million for the years ended December 31, 2020 and 2019, respectively.
Cost of revenue for the year ended December 31, 2020 included $344,000 from Jack’s Flight Club. Without Jack’s Flight Club, cost of revenue decreased by $1.2 million in 2020 compared to 2019 primarily due to decrease in expenses from third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $30.6 million and $51.3 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, advertising expenses accounted for 9% and 17%, respectively, of total sales and marketing expenses and consisted primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. The goal of our advertising was to acquire new members for our e-mail products, increase the traffic to our websites and increase brand awareness.
Sales and marketing expenses for the year ended December 31, 2020 included $658,000 from Jack’s Flight Club. Without Jack’s Flight Club, sales and marketing expenses decreased $21.4 million in 2020 compared to 2019. The decrease was primarily due to $9.1 million decrease for headcount related expenses, $6.0 million decrease in member acquisition costs, $1.4 million decrease in travel expenses and $1.3 million decrease in marketing expenses.
Product Development
Product development expenses consist primarily of salary and headcount related expenses for software development staff, fees for professional services, software maintenance, amortization and facilities costs. Product development expenses were $3.1 million and $6.7 million for the years ended December 31, 2020 and 2019, respectively.
Product development expenses decreased $3.6 million in 2020 compared to 2019 primarily due to $1.7 million decrease in professional service fees and $1.3 million decrease in salary and headcount related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $20.5 million and $18.4 million for the years ended 2020 and 2019, respectively.
General and administrative expenses for the year ended December 31, 2020 included $2.4 million from Jack’s Flight Club. Without Jack’s Flight Club, general and administrative expenses decreased $332,000 in 2020 compared to 2019. The decrease was primarily due to $2.5 million decrease in headcount related expenses, $1.5 million gain relating to Jack Flight Club's promissory note forgiveness, $822,000 gain from the sale the domain name and trademark “weekend.com” and $809,000 decrease in travel expenses, offset partially by $5.2 million increase in stock-based compensation expense as the result of newly granted options and increases and repricing of certain previously granted options.
Impairment of intangible assets and goodwill
We determined that the COVID pandemic that was declared in March 2020 was a triggering event requiring us to assess our long-lived assets including goodwill for impairment in the first quarter ended March 31, 2020. The Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 and goodwill was impaired for $2.1 million and the Company recorded these impairments in the first quarter ended March 31, 2020.
Other Income (Loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was $455,000 and ($42,000) for the years ended December 31, 2020 and 2019, respectively. Other income increased $497,000 from 2019 to 2020 primarily due to the gain of $468,000 recognized on the sale of our equity investment in WeGo to trivago in December 2020.

Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax benefit was $2.4 million for 2020 and income tax expense was $4.7 million for 2019. Our effective tax rate was 18% and 28% for 2020 and 2019, respectively.
Our effective tax rate decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to operating losses in 2020 as a result of the COVID pandemic. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 7: Income Taxes” to the accompanying consolidated financial statements for further information.
Segment Information
Travelzoo North America

	Year Ended December 31,
	2020	2019
	(In thousands)
Revenues	$34,912	$68,027
Income from operations	$(5,056)	$12,666
Income from operations as a % of revenues	(14)%	19%

North America net revenues decreased $33.1 million in 2020 compared to 2019 (see “Revenues” above). North America expenses decreased $15.4 million from 2019 to 2020 primarily due to $8.2 million decrease in salary and headcount related expenses, $3.2 million decrease in member acquisition costs, $1.8 million decrease in travel expenses, $1.6 million decrease in payments made to the third-party partners of the Travelzoo Network, $1.5 million decrease in professional services fees, $1.5 million gain related to Jack Flight Club's promissory note forgiveness and $1.1 million decrease in marketing expenses, offset partially by $4.9 million increase in stock-based compensation expense of newly granted options and increases and repricing of certain previously granted options.
Travelzoo Europe

	Year Ended December 31,
	2020	2019
	(In thousands)
Revenues	$15,152	$36,898
Income from operations	$(6,195)	$4,461
Income from operations as a % of revenues	(41)%	12%

Europe net revenues decreased $21.7 million in 2020 compared to 2019 (see “Revenues” above). Europe expenses decreased $11.1 million from 2019 to 2020 primarily due to $4.7 million decrease in salary and headcount related expenses and $2.8 million decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $93,000 and $207,000 for 2020 and 2019, respectively.
Liquidity and Capital Resources
As of December 31, 2020, we had $63.1 million in cash and cash equivalents, of which $32.0 million was held outside the U.S. in our foreign operations. If these assets are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.

Cash and cash equivalents increased $44.3 million from $18.7 million as of December 31, 2019 primarily by cash provided by operating activities, offset by cash used to purchase Jack’s Flight Club. As of December 31, 2020, we had PPP loans aggregating $3.7 million due in April 2022. As of December 31, 2020, we had negative working capital of $12.8 million primarily due to an increase in merchant payables related to the sale of vouchers. The Company has recorded a Merchant Payables of $57.1 million as of December 31, 2020 related to unredeemed vouchers. The payable to merchants is generally due upon redemption of the voucher. The vouchers have maturities that extend from January 2021 through January 2023, and we believe that redemption patterns may be delayed under the current environment. Based on the current projections of redemption activity, we expect that cash on hand as of December 31, 2020 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce operating losses to align with any further reduction in revenues, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$47,019	$11,236
Net cash provided by (used in) investing activities	2,067	(1,147)
Net cash used in financing activities	(6,982)	(9,106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,571	266
Net increase in cash, cash equivalents and restricted cash	$43,675	$1,249
Net cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $47.0 million for 2020, which consisted of $50.8 million increase in cash from changes in operating assets and liabilities and $10.8 million non-cash items, offset partially by net loss of $14.6 million. The increase in cash from changes in operating assets and liabilities primarily consisted of the $44.1 million increase in merchant payables and $6.2 million decrease in accounts receivable. Adjustments for non-cash items primarily consisted of $6.2 million of stock-based compensation, $5.4 million from provision of loss on accounts receivable and refund reserve, $2.9 million impairment of goodwill and intangible assets and $2.3 million depreciation and amortization, offset partially by $3.4 million deferred income tax and $1.5 million gain relating to Jack Flight Club's Promissory notes forgiveness.
Net cash provided by operating activities was $11.2 million for 2019, which consisted of net income of $4.2 million, adjustments for non-cash items of $3.8 million and a $3.2 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.3 million of depreciation and amortization expense on property and equipment, $993,000 of stock-based compensation expense and $821,000 for our share of WeGo losses, amortization of basis differences and currency translation adjustment. The increase in cash from changes in operating assets and liabilities primarily consisted of a $2.0 million increase in merchant payables.
Cash paid for income taxes, net of refunds received in 2020 and 2019, was $2.0 million and $4.7 million, respectively.
Net cash provided by investing activities for 2020 was $2.1 million which consisted of $2.6 million proceeds from sale of our equity investment in WeGo and $822,000 proceeds for the sale the domain name and trademark “weekend.com”, offset partially by $1.0 million investment in Jack’s Flight Club acquisition less acquired cash of $321,000, $430,000 other investments and $253,000 in purchases of property and equipment. Net cash used in 2019 was $1.1 million which consisted of $673,000 investment in WeGo and $474,000 in purchases of property and equipment.
Net cash used in financing activities for 2020 and 2019 was $7.0 million and $9.1 million, respectively. Net cash used in financing activities for the year ended December 31, 2020 consisted of $9.5 million promissory note payment for Jack’s Flight Club stock purchase and $1.2 million for the repurchase of common stock, offset partially by $3.7 million proceeds from PPP loans. Net cash used in financing activities for 2019 consisted of $10.8 million for the repurchase of common stock, offset partially by proceeds from the issuance of common stock, net of tax paid for the net share settlement, of $1.7 million.
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

Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to the development of new products, cash payments related to former stockholders of Netsurfers, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo band. Since the inception of the voluntary program under which we make cash payments to people who establish that they were former stockholders of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this voluntary program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
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
We are subject to risks and uncertainties as a result of the COVID pandemic. Since COVID has spread globally, many of our advertisers have paused, canceled, and stopped advertising with us. Additionally, there have been a large amount of cancellations for our hotel and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. We are taking steps to adopt new policies and reduce expenses in an effort to maintain our cash position, while we evaluate potential business options and strategic alternatives that may be available.
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
The information set forth under “Note 6 — Commitments and Contingencies” and "Note 14: Leases" to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2020 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2021	$3,622	$(351)	$3,271	$27	$3,298
2022	2,278	(357)	1,921	19	1,940
2023	1,879	(271)	1,608	—	1,608
2024	1,426	—	1,426	—	1,426
2025	1,350	—	1,350	—	1,350
Thereafter	5,625	—	5,625	—	5,625
Total	$16,180	$(979)	$15,201	$46	$15,247

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $388,000 as of December 31, 2020. See Note 5 to the accompanying consolidated financial statements for further information.
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
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform and limited offerings of vacation packages. The Company's disaggregated revenues are included in “Note 12: Segment Reporting and Significant Customer Information”.
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
Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue monthly pro rata over the subscription period.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy as incentive for customers given the current economic climate to be fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable vouchers that have not been redeemed or expired. The expiration dates of vouchers range between January 2021 through January 2023. The Company constrains the variable consideration to an amount that it believes is probable that a significant reversal in the revenue will not occur in the future when the uncertainty is resolved by estimating the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2020, the Company had sold $15.2 million of fully refundable vouchers that remained unredeemed which represents the Company’s commission, and the Company recorded a refund liability of $3.9 million for these vouchers which is recorded as a reduction of revenues and is reflected as a current liability in accrued expenses and other on the consolidated balance sheet. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed or refunded and records the estimate as revenues in the same period. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. Insertion orders and merchant agreements for Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required.
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
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the progress or closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through new provisions under the Tax Act such as the new CARES Act, GILTI tax and BEAT or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations.
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2020 and 2019, our effective tax rates were 18% and 28% , respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 7 to the accompanying consolidated financial statements for further information.
Loss Contingencies
We are involved in claims, suits, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such claim proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. Please refer to Note 6 to the accompanying consolidated financial statements for further information regarding our loss contingencies.
Recent Accounting Pronouncements
See “Note 1 — Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included in this report, regarding our significant accounting policies and any impact of certain recent accounting pronouncements on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travelzoo:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Travelzoo and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Out audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues

As described in Note 1 of the financial statements, the Company generates its revenues through a significant volume of low-dollar transactions tracked and recorded in a highly automated process within the Company’s internally developed systems. Due to the uncertainty of the COVID-19 pandemic, since the second quarter of 2020, the Company expanded its voucher refund policy for consumers given the current restrictions on travel to be fully refundable until the voucher expires or is redeemed by the consumer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range through January 2023. The Company estimated the reserve for member refunds by using historical and current by product and by merchant location to calculate the estimated future refunds. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds.

We identified the Company’s revenue as a critical audit matter as the processes to track and record revenues are highly automated and differ between listings and rely on internally developed systems. These processes and internally developed systems are complex and require an increased audit effort around assessing the reliability of data and the information technology environment, including the use of our internal information technology specialists. Additionally, we also identified the Company’s refund reserve as a critical audit matter because of certain significant assumptions management makes in determining the estimate for future refunds, including expected refunds and redemption activity. These significant assumptions are forward looking and could be affected by future uncertainty due to the COVID-19 pandemic and other economic and market conditions.

Our audit procedures related to the Company's revenue included the following, among others:

1.We obtained an understanding of the relevant controls related to the automated portion of the revenue process, including management’s review of the data, and tested key information technology and transaction controls for design effectiveness and implementation.
2.We utilized our internal information technology specialists to assist in testing the operating effectiveness of the Company’s information technology general and application controls.
3.We selected a sample of revenue transactions to test agreement between contractual information and reports detailing performance of the obligation.
4.We evaluated the reasonableness of management’s estimate for voucher refunds by performing the following:
a.Testing the Company’s process used to develop the estimate of the future refunds by comparing management’s refund estimate to actual refund rates experienced in 2020 and subsequent to year end;
b.Developing an independent range for comparison to the Company’s estimate; and
c.Evaluating audit evidence from events or transactions occurring after the measurement date related to the accounting estimate for comparison to the Company’s estimate.

Business Combination

As described in Note 3 of the financial statements, on January 13, 2020, the Company acquired a 60% controlling interest of Jack’s Flight Club for consideration of $12.0 million. The transaction was accounted for as a business combination. The consideration was allocated among the acquired assets and liabilities, including several acquired intangible assets. The Company used the income approach (discounted cash flows) and relief from royalty method to allocate fair value of the acquired intangible assets and resulting goodwill, which includes significant assumptions including forecasts of revenues, operating margins, and discount rates. In regards to the relief from royalty method, the Company used a royalty rate comparable to market rates.

We identified the valuation of the intangible assets as a critical audit matter due to the high degree of auditor judgement and audit effort in evaluating the reasonableness of the significant assumptions used by management in valuing the identified intangible assets.

Our audit procedures related to the significant estimates and assumptions, including forecasts of future revenues and operating margins, the selection of the royalty rates, discount rates, and long-term growth rates for the acquired intangible assets and the evaluation of the fair value of the noncontrolling interest in the business combination included the following, among others:

1.With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and applicable rates utilized by management by:
a.Testing the reasonableness of the royalty rates and discount rates by comparing them to comparable companies and market data.
b.Developing a range of independent estimates for the royalty rates, discount rates, and long-term growth rates and comparing those to the rates selected by management.
c.Evaluation of reasonableness for discount of lack of control for the non-controlling interest by comparing it to an independent simulation using a valuation model that reflects the use of multiple probabilities (Monte Carlo Simulation).
2.We evaluated the reasonableness of management’s forecasts of future revenues and operating margins by comparing the projections to historical results and market data.

Goodwill Impairment

As described in Note 3 of the financial statements, goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company determined that the COVID-19 pandemic was a triggering event requiring the Company to assess its long-lived assets and goodwill for impairment during the first quarter of 2020 resulting in a $2.1 million impairment of goodwill related to the Jack’s Flight Club reporting unit. The Company estimated the fair values of the reporting units using a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The income approach required management to make significant estimates, assumptions, and forecasts of future performance, including revenues, operating margins and discount rates.

We identified the Company’s goodwill impairment evaluation for the Jack’s Flight Club reporting unit as a critical audit matter because of the significant assumptions management makes in the estimate, including forecasts of future revenues and operating margins and the discount rates, which require an increased level of audit effort.

Our audit procedures related to the goodwill impairment evaluation for the Jack’s Flight Club reporting unit included the following, among others:

1.With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and applicable rates utilized by management by:
a.Testing the reasonableness of the discount rates by comparing them to comparable companies and market data.
b.Developing a range of independent estimates for the discount rates and long-term growth rates and comparing those to the rates selected by management.
2.We tested the reasonableness of management’s revenue and gross margin projections by comparing management’s prior forecasts to historical results and previous forecasts for the reporting unit and comparing future forecasts to historical results and market data.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

San Jose, California
March 31, 2021

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$63,061	$18,743
Accounts receivable, less allowance for doubtful accounts of $2,814 and $1,106 as of December 31, 2020 and 2019, respectively	4,519	11,209
Prepaid income taxes	931	989
Prepaid expenses and other	1,303	2,393
Assets from discontinued operations	230	2,776
Total current assets	70,044	36,110
Deposits and other	745	572
Deferred tax assets	5,067	2,051
Restricted cash	1,178	1,135
Investment in WeGo	—	2,484
Operating lease right-of-use assets	8,541	8,140
Property and equipment, net	1,347	2,861
Intangible assets, net	4,534	—
Goodwill	10,944	—
Long-term assets from discontinued operations	—	1,185
Total assets	$102,400	$54,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,996	$6,382
Merchant payables	57,104	12,967
Accrued expenses and other	8,649	6,281
Deferred revenue	2,688	786
Operating lease liabilities	3,587	4,847
PPP notes payable—current portion	2,849	—
Income tax payable	326	914
Liabilities from discontinued operations	671	2,817
Total current liabilities	82,870	34,994
PPP notes payable	814	—
Deferred tax liabilities	357	—
Long-term operating lease liabilities	10,774	7,920
Other long-term liabilities	1,085	443
Long-term liabilities from discontinued operations	—	318
Total liabilities	95,900	43,675
Commitments and contingencies
Non-controlling interest	4,609	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2020 and 2019, respectively; 11,365 and 11,479 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	114	115
Additional paid-in capital	6,239	—
Retained earnings (accumulated deficit)	(403)	14,200
Accumulated other comprehensive loss	(4,059)	(3,452)
Total stockholders’ equity	1,891	10,863
Total liabilities and stockholders’ equity	$102,400	$54,538
See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues	$53,601	$104,925
Cost of revenues	10,563	11,435
Gross profit	43,038	93,490
Operating expenses:
Sales and marketing	30,616	51,342
Product development	3,081	6,709
General and administrative	20,494	18,398
Impairment of intangible asset and goodwill	2,920	—
Total operating expenses	57,111	76,449
Operating income (loss)	(14,073)	17,041
Other income (loss), net	455	(42)
Income (loss) from continuing operations before income taxes	(13,618)	16,999
Income tax expense (benefit)	(2,438)	4,712
Income (loss) from continuing operations	(11,180)	12,287
Loss from discontinued operations, net of tax	(3,390)	(8,132)
Net income (loss)	(14,570)	4,155
Net loss attributable to non-controlling interest	(1,147)	—
Net income (loss) attributable to Travelzoo	$(13,423)	$4,155

Net income (loss) attributable to Travelzoo—continuing operations	$(10,033)	$12,287
Net loss attributable to Travelzoo—discontinued operations	$(3,390)	$(8,132)

Income (loss) per share—basic
Continuing operations	$(0.88)	$1.04
Discontinued operations	$(0.30)	$(0.69)
Net income (loss) per share—basic	$(1.18)	$0.35

Income (loss) per share—diluted
Continuing operations	$(0.88)	$1.02
Discontinued operations	$(0.30)	$(0.69)
Net income (loss) per share —diluted	$(1.18)	$0.35

Shares used in per share calculation from continuing operations—basic	11,344	11,809
Shares used in per share calculation from discontinued operations—basic	11,344	11,809
Shares used in per share calculation from continuing operations—diluted	11,344	12,035
Shares used in per share calculation from discontinued operations—diluted	11,344	11,809

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019
Net income (loss)	$(14,570)	$4,155
Other comprehensive income (loss):
Foreign currency translation adjustment	(607)	762
Total comprehensive income (loss)	$(15,177)	$4,917

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2019	11,962	$120	$—	$18,153	$(4,214)	$14,059
Stock-based compensation expense	—	—	993	—	—	993
Repurchase and retirement of common stock	(737)	(5)	(2,703)	(8,108)	—	(10,816)
Proceeds from exercise of stock options, net of share settlement	254	—	1,710	—	—	1,710
Foreign currency translation adjustment	—	—	—	—	762	762
Net income	—	—	—	4,155	—	4,155
Balances, December 31, 2019	11,479	115	—	14,200	(3,452)	10,863
Stock-based compensation expense	—	—	6,203	—	—	6,203
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Proceeds from exercise of stock options, net of share settlement	55	1	59	—	—	60
Foreign currency translation adjustment	—	—	—	—	(607)	(607)
Net loss attributable to Travelzoo	—	—	—	(13,423)	—	(13,423)
Balances, December 31, 2020	11,365	$114	$6,239	$(403)	$(4,059)	$1,891

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(14,570)	$4,155
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,314	1,318
Stock-based compensation	6,203	993
Deferred income tax	(3,413)	258
Impairment of intangible assets and goodwill	2,920	—
Gain on notes payable settlement	(1,500)	—
Gain on sale of long-lived assets	(385)	—
Loss on equity investment in WeGo	474	821
Gain on sale of equity investment in WeGo	(468)
Net foreign currency effect	(685)	80
Provision of loss on accounts receivable and refund reserve	5,375	325
Changes in operating assets and liabilities:
Accounts receivable	6,196	(728)
Prepaid income taxes	75	(600)
Prepaid expenses and other	1,183	(626)
Accounts payable	(748)	1,104
Merchant payables	44,136	1,957
Accrued expenses and other	(2,112)	(242)
Income tax payable	(540)	373
Other liabilities	2,564	2,048
Net cash provided by operating activities	47,019	11,236
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(679)	—
Other investment	(430)	(673)
Proceeds from sale of equity investment in WeGo	2,607	—
Purchases of property and equipment	(253)	(474)
Proceeds from sale of long-lived assets	822	—
Net cash provided by (used in) investing activities	2,067	(1,147)
Cash flows from financing activities:
Repurchase of common stock	(1,205)	(10,816)
Payment of promissory notes	(9,500)	—
Proceeds from PPP notes payable	3,663	—
Proceeds from exercise of stock options, net of taxes paid for net share settlement of equity awards	60	1,710
Net cash used in financing activities	(6,982)	(9,106)
Effect of exchange rate changes on cash and cash equivalents	1,571	266
Net increase in cash, cash equivalents and restricted cash	43,675	1,249
Cash, cash equivalents and restricted cash at beginning of year	20,710	19,461
Cash, cash equivalents and restricted cash at end of year	$64,385	$20,710

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,954	$4,720
Cash paid for interest	$142	$—
Right-of-use assets obtained in exchange for lease obligations—operating leases	$3,207	$4,066
Cash paid for amounts included in the measurement of lease liabilities	$4,701	$5,620
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$11,000	$—

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
Our publications and products include the Travelzoo website, the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network, a network of third-party websites that list travel deals published by Travelzoo (“Travelzoo” or the "Company"). Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants. We receive a percentage of the face value of the voucher from the local businesses. Jack’s Flight Club product include Jack’s Flight Club newsletter.
APAC Exit
In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K, a stock company organized under the laws of Japan (“Travelzoo Japan”), to Mr. Hajime Suzuki, the former General Manager of Travelzoo Japan (the "Japan Buyer") for consideration of 1 Japanese Yen. The Company recorded approximately $128,000 loss upon disposal of Japan in the year ended December 31, 2020. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the consolidated balance sheet as of December 31, 2020. Additionally, on August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd, a limited company organized under the laws of Singapore (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd, a limited company organized under the laws of Australia (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Travelzoo in South East Asia and Australia for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. There was no gain or loss from the sale of Travelzoo Singapore.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.
The original investment agreement with WeGo was executed in April 2018 (the “Original Investment Agreement”). At that time, Travelzoo invested $3.0 million in WeGo for a 25.0% ownership interest. In April 2019, the Company invested an additional $673,000 in WeGo, which increased the Company's ownership interest to 26.6%. In February 2020, Travelzoo signed an amended investment agreement (the “Investment Agreement”) with WeGo, whereby the Company received additional shares (resulting in ownership of 33.7%) and in exchange, agreed to invest an additional $1.7 million if and when WeGo met certain performance targets. In connection with the Original Investment Agreement, WeGo agreed to spend approximately $2.1 million with the Company in marketing pursuant to an Insertion Order (the “Insertion Order”) and in connection with the Investment Agreement, WeGo agreed to spend an additional $1.8 million in marketing, once the additional payment was made by the Company (the “Second Insertion Order”).

The Company accounted for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a 3-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. For the years ended December 31, 2020 and 2019, the Company recorded $384,000 and $882,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's consolidated balance sheets.
As of the date of the transaction with trivago, WeGo had not achieved the necessary performance targets. As part of the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the obligation of any additional payment by the Company was terminated. Per the trivago SPA, the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $213,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net. for the sale of WeGo shares in 2020.
The Company’s advertising revenues from WeGo for the years ended December 31, 2020 and 2019 were $384,000 and $1.2 million , respectively. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The payment was made in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
The Company acquired the domain name and trademark “weekend.com” in 2005 which was amortized over five years. Concurrently with the sale of the shares, the Company also sold the domain name and trademark “weekend.com” to trivago in exchange for a payment of $822,000. The Company recorded $822,000 gain in General and administrative for the sale of the domain name and trademark “weekend.com” in 2020.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2020, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the consolidated financial statements for further information.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of December 31, 2020, Azzurro is the Company's largest shareholder, holding approximately 40% of the Company's outstanding shares.
Financial Statements
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates.
(b) Revenue Recognition
The Company follows Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606).

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform, limited offerings of vacation packages and subscription revenues from Jack's Flight Club. The Company's disaggregated revenues are included in “Note 12: Segment Reporting and Significant Customer Information”.
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
Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue monthly pro rata over the subscription period.
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

Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2019, $786,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $364,000 was recognized as revenue in 2020. At December 31, 2020, the deferred revenue balance was $2.7 million, of which $1.3 million was for Travelzoo North America and Travelzoo Europe and $1.4 million was for Jack's Flight Club.

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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between January 2021 through January 2023. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2020, the Company had approximately $15.2 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.9 million for these unredeemed vouchers as of December 31, 2020 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded a Merchant Payables of $57.1 million as of December 31, 2020 related to unredeemed vouchers. Insertion orders and merchant agreements for Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required.
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
(d) Business Combinations
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
(d) Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company performed its annual test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test.

(d) Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill for impairment in the first quarter of 2020 due to the COVID-19 pandemic and recorded an impairment expense of $2.1 million. The Company performed its annual impairment test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test.
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
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs for Travelzoo North America and Travelzoo Europe amounted to $2.6 million and $8.8 million for years ended December 31, 2020 and 2019, respectively. Advertising and marketing costs for Jack's Flight Club was $314,000 for the year ended December 31, 2020.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our accompanying consolidated balance sheet as of December 31, 2020. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the lease term in its consolidated statements of operations.
(g) Stock-Based Compensation
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. See Note 10 to the consolidated financial statements for a further discussion on stock-based compensation.

(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net losses of $416,000 for 2020, and total foreign currency transaction net gain of $5,000 for 2019, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. During the year ended December 31, 2020, the Company experienced the adverse impact of COVID-19. Many of the Company's advertising partners paused, canceled, and stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. The Company has modified its policies and will continue to adopt new policies as the situation evolves. However, the uncertainties of the pandemic, such as its duration and severity, will likely negatively impact and continue to negatively impact our partners and customers. As of December 31, 2020, the Company had negative working capital of $12.8 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the vouchers. The vouchers have maturities that begin in January 2021 through January 2023, and we believe that redemption patterns may be delayed for international vouchers under the current environment. Based on current projections of redemption activity, we expect that cash on hand as of December 31, 2020 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce our operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$63,061	$18,743
Restricted cash	1,178	1,135
Cash, cash equivalents and restricted cash–discontinued operations	146	832
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$64,385	$20,710

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
(n) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during years ended December 31, 2020 and 2019.
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

(p) Recently Adopted Accounting Pronouncements
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$(10,033)	$12,287
Net income (loss) attributable to Travelzoo—discontinued operations	(3,390)	(8,132)
Denominator:
Weighted average common shares—basic	11,344	11,809
Effect of dilutive securities: stock options	—	226
Weighted average common shares—diluted	11,344	12,035

Income (loss) per share—basic
Continuing operations	$(0.88)	$1.04
Discontinued operations	(0.30)	(0.69)
Net income (loss) per share —basic	$(1.18)	$0.35

Income (loss) per share—diluted
Continuing operations	$(0.88)	$1.02
Discontinued operations	(0.30)	(0.69)
Net income (loss) per share—diluted	$(1.18)	$0.35
For the year ended December 31, 2020, options to purchase 3.3 million shares of common stock were not included in the computation of diluted net income per share because of the net loss. For the year ended December 31, 2019, options to purchase 200,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Acquisition
On January 13, 2020, Travelzoo entered into the SPA with the shareholders of Jack’s Flight Club for the purchase of up to 100% of the outstanding capital stock of Jack’s Flight Club (the “Shares”). Pursuant to the SPA, on January 13, 2020, the Sellers sold 60% of the Shares to the Company for an aggregate purchase price of $12.0 million, $1.0 million of which was paid in cash and $11.0 million of which was paid in Promissory Notes. The Promissory Notes contain an interest rate of 1.6% per annum and a due date of January 31, 2020, with a one-time right to extend the maturity date up to April 30, 2020 with a principal payment of $1.0 million on January 31, 2020, which the Company exercised. The remaining 40% of the Shares are subject to a call/put option exercisable by the Company or the Sellers, as applicable, on or around January 1, 2021, subject to the terms and conditions set forth in the SPA. The results of Jack's Flight Club in 2020 did not meet the thresholds required for the put/call option to be exercisable.
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

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the identifiable net assets of the acquired subsidiary. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company determined that the COVID-19 pandemic was a triggering event requiring the Company to assess its long-lived assets including goodwill for impairment. The Company performed an impairment test during the first quarter of 2020 by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. The fair value of the Jack’s Flight Club reporting unit was determined to be less than the carrying value, and the difference between the estimated fair value of goodwill and the carrying value was recorded as goodwill impairment of $2.1 million. The Company also performed an ASC 360 analysis for long-lived assets noting no impairment of such assets based on the undiscounted cash flows of the Jack’s Flight Club asset group. The Company first impaired indefinite lived intangible assets (“Trade name”) for $810,000 before impairing goodwill.
The following table summarizes the goodwill activity for the year ended December 31, 2020 (in thousands):

Goodwill—January 1, 2020	$—
Acquisition	13,054
Impairment—March 31, 2020	(2,110)
Goodwill—December 31, 2020	$10,944

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships	$3,500	5
Trade name	2,460	indefinite
Non-compete agreements	660	4

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
The following table represents the activities of intangible assets for the year ended December 31, 2020 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name—March 31, 2020	(810)
Amortization of intangible assets with definite lives	(1,276)
Intangible assets- December 31, 2020	$4,534

Amortization expense for acquired intangibles was $1.3 million for the year ended December 31, 2020. Expected future amortization expense of acquired intangible assets as of December 31, 2020 is as follows (in thousands):

Years ending December 31,
2021	$1,108
2022	875
2023	641
2024	250
Thereafter	10
$2,884

As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company performed its annual impairment testing of Trade name during the fourth fiscal quarter and did not identify any additional impairment in 2020.
Unaudited Pro Forma Information
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

The following table summarizes the pro forma financial information (in thousands):

	Year Ended December 31,
	2020	2019
Revenues	$53,722	$108,220
Net income (loss)	$(14,545)	$4,536

Jack's Flight Club Settlement
On June 3, 2020, the Company and the Seller renegotiated the SPA. Pursuant to the original terms of the outstanding Promissory Notes, the Company owed $10.0 million plus interest (the “Outstanding Amount”) to the Sellers on April 30, 2020. On June 3, 2020, the parties reached a negotiated settlement for the Outstanding Amount with the following terms: (a) $1.5 million was forgiven in settlement of certain outstanding indemnification claims disputed by the Sellers; (b) $6.8 million, plus accrued interest, was paid to the Sellers by Travelzoo, and (c) the remaining $1.7 million to be paid by June 2021 pursuant to new promissory notes with each of the Sellers that contain a 12% interest rate. The Company recorded $1.5 million gain in “General and administrative expenses” for the partial forgiveness of the outstanding loan in the second quarter of 2020. The $1.7 million new promissory notes was paid off in October 2020. Total interest expense for the Promissory Notes of $142,000 was recorded in Other income (loss), net in 2020.
Travelzoo also agreed that the additional payment set forth in the SPA (equal to 20% of 2020 net income) would be payable to the Sellers regardless of whether EBITDA targets are achieved and the put/call is exercised in 2021. The Company estimated the total payment and recorded $448,000 expense in “General and administrative expenses” in 2020.
The parties also agreed to a new put/call option exercisable in 2022 by the Sellers or Travelzoo, as applicable, only if the put/call option for 2021 as set forth in the SPA is not exercised, with a EBITDA threshold of $4.3 million and a purchase price equal to 40% of 2021 EBITDA multiplied by 3.5, and an additional payment equal to 20% of 2021 net income if the EBITDA threshold is achieved. The Company re-evaluated the fair value of the put/call option by using the Monte Carlo Simulation approach and determined that the extension of the one year period did not change the fair value of the put/call option materially.

Note 4: Debt
Pursuant to the SPA with Jack’s Flight Club on January 13, 2020, the Company issued a Promissory Note for $11.0 million as part of the purchase price with an interest rate of 1.6% and a due date of January 31, 2020. On June 3, 2020, the parties reached a negotiated settlement: (a) $1.5 million was forgiven in settlement of certain outstanding indemnification claims disputed by the Sellers; (b) $6.8 million, plus accrued interest, was paid to the Sellers by Travelzoo, and (c) the remaining $1.7 million to be paid by June 2021 pursuant to new promissory notes with each of the Sellers that contain a 12% interest rate $6.8 million and the accrued interest was paid in the second quarter of 2020, the remaining $1.7 million promissory note and the accrued interest was paid in the fourth quarter of 2020. Total interest expense for the Promissory Notes of $142,000 was paid and recorded in Other income (loss), net in 2020.
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The Company used the funds from these loans only for the purposes included in the PPP, including payroll, employee benefits, and rent, and also intends to apply for forgiveness of a portion of the loans in compliance with the CARES Act. Interest expense of $25,000 for the PPP notes payable in 2020 was recorded in Other income (loss), net. As of December 31, 2020, $2.8 million principal balance was due in 2021 and was recorded as notes payable-current portion. The remaining $814,000 principal balance was due in 2022 and was recorded in long-term notes payable. The Company applied for PPP loan forgiveness for a portion of the PPP notes payable but no forgiveness have been granted as of December 31, 2020. As of March 30, 2021, the Company has not learned the extent to which the PPP loans will be forgiven. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments until the date the lender receives the applicable forgiven amount from the SBA. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.

Note 5: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$1,073	$2,221
Deposits	137	105
Other current assets	93	67
Total prepaid expenses and other	$1,303	$2,393
Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Computer hardware and software	$2,787	$2,759
Office equipment and office furniture	8,071	7,827
Capitalized internal-use software and website development	4,390	4,390
Leasehold improvements	4,126	5,745
	19,374	20,721
Less accumulated depreciation and amortization	(18,027)	(17,860)
Total	$1,347	$2,861
Depreciation expense was $884,000 and $1.1 million for the years ended December 31, 2020 and 2019, respectively.
Amortization of capitalized internal-use software and website development costs was $106,000 and $157,000 for the years ended December 31, 2020 and 2019, respectively.

Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2019	$673	$379
Additions — charged to costs and expenses, or contra revenue	608	1,009
Deductions — recoveries of amounts previously reserved	(146)	—
Deductions — write-offs or refunds	(29)	(1,100)
Balance at December 31, 2019	1,106	288
Additions — charged to costs and expenses, or contra revenue	1,983	4,847
Deductions — recoveries of amounts previously reserved	(134)	—
Deductions — write-offs or refunds	(141)	(1,050)
Balance at December 31, 2020	$2,814	$4,085

Accrued expenses and other consist of the following (in thousands):

	December 31,
	2020	2019
Reserve for member refunds	$4,085	$288
Accrued advertising expense	469	1,654
Accrued compensation expense	2,144	2,477
Other accrued expenses	1,951	1,862
Total accrued expenses and other	$8,649	$6,281

    At December 31, 2020 and 2019, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.
Note 6: Commitments and Contingencies
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

During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any material payments for 2020 and 2019.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to ten years. The Company maintained standby letters of credit (“LOC”) serve as collateral issued to the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
Rent expense was $4.2 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively. The Company’s rental income from sublease was approximately $345,000 and $347,000 for the years ended December 31, 2020 and 2019. See Note 14 - Leases for more information.
The Company has purchase commitments aggregating approximately $46,000 as of December 31, 2020, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 7: Income Taxes
The components of income (loss) before income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019
U.S.	$(11,865)	$11,553
Foreign	(1,753)	5,446
	$(13,618)	$16,999

Income tax expense (benefit) consists of current and deferred components categorized by federal, state and foreign jurisdictions, as shown below. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision (benefit) results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the table below:

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2020
Federal	$2,006	$(3,775)	$(1,769)
State	360	(646)	(286)
Foreign	(32)	(351)	(383)
	$2,334	$(4,772)	$(2,438)
Year Ended December 31, 2019
Federal	$2,399	$257	$2,656
State	516	47	563
Foreign	1,539	(46)	1,493
	$4,454	$258	$4,712

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2020	2019
Federal tax at statutory rates	$(2,860)	$3,570
State taxes, net of federal income tax benefit	(248)	453
Change of valuation allowance	349	—
Uncertain tax positions	624	61
Foreign income taxed at different rates	(770)	41
Foreign tax credit	(595)	—
Foreign equity investment	12	172
Non-deductible expenses and other	1,050	415
Total income tax expense (benefit)	$(2,438)	$4,712

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and credit carryforward	$10,506	$11,634
Operating lease liabilities	3,337	2,632
State income taxes	70	100
Accruals and allowances	1,374	327
Stock-based compensation	1,651	643
Unrealized foreign exchange losses	176	900
Deferred revenue	87	—
Capital loss carryforward	410	—
Total deferred tax assets	17,611	16,236
Valuation allowance	(10,145)	(11,634)
Total deferred tax assets net of valuation allowance	7,466	4,602
Deferred tax liabilities:
Deferred revenue	—	(72)
Operating lease right-of-use assets	(1,908)	(2,423)
Property, equipment and intangible assets	(848)	(56)
Total deferred tax liabilities	(2,756)	(2,551)
Net deferred tax assets	$4,710	$2,051
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2019 and 2020 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2019	$9,723	2,032	(121)	$11,634
2020	$11,634	(2,123)	634	$10,145
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2020, the Company has a valuation allowance of approximately $10.1 million related to foreign net operating loss (“NOL”) carryforwards of approximately $43.8 million primarily related to the Company's Asia Pacific entities for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented a decrease of approximately $1.5 million over the amount recorded as of December 31, 2019, and was due to the decrease of deferred tax assets and related release of the valuation allowance for the Travelzoo Japan and Travelzoo Singapore, which were sold during the year ended December 31, 2020. If not utilized, the foreign NOL of $30.6 million may be carried forward indefinitely, and $13.2 million will expire at various times between 2021 and 2030.
As of December 31, 2020, the Company is permanently reinvested in certain Non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $524,000 at December 31, 2020.

The total amount of gross unrecognized tax benefits was $774,000 as of December 31, 2020, of which up to $748,000 would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2019 and 2020 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2019	$239
Increase related to current year tax positions	7
Settlements	(68)
Gross unrecognized tax benefits balance at December 31, 2019	178
Increase related to current year tax positions	596
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2020	$774

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2020, the Company had approximately $235,000 in accrued interest.
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
Note 8: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$(3,452)	$(4,214)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(8)	762
Amounts reclassified from other comprehensive income (loss), net of tax	(599)	—
Ending balance	$(4,059)	$(3,452)
The Company reclassified $599,000 from accumulated other comprehensive income (loss) for the year ended December 31, 2020 due to Asia Pacific was considered as discontinued operation in March 2020. There were no amounts reclassified from accumulated other comprehensive income (loss) for the year ended December 31, 2019. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 9: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company has matched employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $986,000 and $1.1 million for the years ended December 31, 2020 and 2019, respectively.
Note 10: Stock-Based Compensation and Stock Options
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in the second quarter of 2020. As of December 31, 2020, there was approximately $1.5 million of unrecognized stock-based compensation expense relating to the 2019 Option Agreement and applicable Option Agreement Amendment. This amount is expected to be recognized over the next 1 year.
In May 2018, pursuant to executed Option Agreements, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70 and annual vesting beginning in May 2019. The options expire in May 2028. In 2020, 25,000 unvested options were forfeited and 25,000 vested option were canceled upon the departure of the employee.
In June 2018, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65 and annual vesting beginning June 2019. The options expire in June 2023. In 2020, 37,500 unvested options were forfeited and 12,500 vested option were canceled upon the departure of the employee.
In May 2019, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and became exercisable in September 2019, and the remaining 75,000 will vest in three equal installments beginning in May 2021 and ending in May 2024. The options expire in May 2024. In 2020, 75,000 unvested options were forfeited and 25,000 of vested option were canceled upon the departure of the employee.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee's departure. As of December 31, 2020, there was approximately $1.3 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.7 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. As of December 31, 2020, there was approximately $1.9 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.3 years.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. As of December 31, 2020, there was approximately $648,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.3 years.
The Company recorded $6.2 million of stock-based compensation in general and administrative expenses for fiscal year 2020. The Company recorded $993,000 of stock-based compensation for fiscal year 2019, of which $89,000 was recorded in sales and marketing expense and the remaining was recorded in general and administrative expenses.
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
The fair value of 2020 stock option and modification and 2019 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2020	2019
Weighted-average fair value of options granted per share	$3.86	$8.78
Historical volatility	78%	60%
Risk-free interest rate	0.19%	2.10%
Dividend yield	—	—
Expected life in years	2.9	3.6
As of December 31, 2020, there was approximately $5.4 million of unrecognized stock-based compensation expense related to outstanding stock options, expected to be recognized over 1.7 years.

Option activities during the years ended December 31, 2019 and 2020 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2019	1,050,000	$9.50	7.53 years
Option Granted	100,000	19.28
Exercised options	(300,000)	7.22
Options forfeited and canceled	(100,000)	19.74
Outstanding at December 31, 2019	750,000	$10.35	6.01 years
Option Granted	2,850,000	$3.49
Exercised options	(75,000)	$3.49
Options forfeited and canceled	(200,000)	$17.48
Outstanding at December 31, 2020	3,325,000	$3.49	4.39 years	$19,784
Exercisable and fully vested at December 31, 2020	2,250,000	$3.49	4.56 years	$13,388
Outstanding at December 31, 2020 and expected to vest thereafter	1,075,000	$3.49	4.05 years	$6,396
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of year ended December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2020 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$3.49	3,325,000	4.39 years	$3.49	2,250,000	4.56 years

Note 11: Stock Repurchase Program
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
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2019, the Company repurchased 436,369 shares of common stock for an aggregate purchase price of $7.2 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. During the year ended December 31, 2020, the Company repurchased 168,602 shares of common stock for an aggregate purchase price of $1.2 million. There were 395,029 shares remaining to be repurchased under this program as of December 31, 2020.
In November 2019, the Company entered into a SRA with Holger Bartel to repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $2.0 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.

Note 12: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the year ended December 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior years presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results and assets by business segment (in thousands):

Year Ended December 31, 2010	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$34,663	$15,409	$3,537	$(8)	$53,601
Intersegment revenues	249	(257)	—	8	—
Total net revenues	$34,912	$15,152	$3,537	$—	$53,601
Operating income (loss)	$(5,056)	$(6,195)	$(2,814)	$(8)	$(14,073)

Year Ended December 31, 2019	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$65,455	$39,556	$—	$(86)	$104,925
Intersegment revenues	2,572	(2,658)	—	86	—
Total net revenues	$68,027	$36,898	$—	$—	$104,925
Operating income (loss)	$12,666	$4,461	$—	$(86)	$17,041

As of December 31, 2020	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Long-lived assets	$1,123	$224	$—	$—	$1,347
Total assets	$138,020	$31,659	$6	$(67,515)	$102,170

As of December 31, 2019	Travelzoo North America	Travelzoo Europe	Elimination	Consolidated
Long-lived assets	$2,598	$263	$—	$2,861
Total assets	$66,803	$74,604	$(90,830)	$50,577

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the years ended December 31, 2020 and 2019, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2020 and 2019, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2020	2019
Travelzoo North America
Travel	$32,042	$57,866
Local	2,870	10,161
Total Travelzoo North America revenues	34,912	68,027
Travelzoo Europe
Travel	13,826	32,081
Local	1,326	4,817
Total Travelzoo Europe revenues	15,152	36,898
Jack's Flight Club	3,537	—
Travel	45,868	89,947
Local	4,196	14,978
Jack's Flight Club	3,537	—
Total revenues	$53,601	$104,925
    Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2020	2019
Revenue
United States	$31,854	$61,375
United Kingdom	12,832	19,961
Germany	4,853	12,176
Rest of the world	4,062	11,413
Total revenues	$53,601	$104,925

The following table sets forth long lived assets by geographic area (in thousands):

	December 31,
	2020	2019
United States	$912	$2,359
Rest of the world	435	502
Total long lived assets	$1,347	$2,861

Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2020, Azzurro is the Company's largest stockholder, holding approximately 40% of the Company's outstanding shares.
In September 2015, the Company granted Holger Bartel, options to purchase 400,000 shares of common stock of the Company, with an exercise price of $8.07 and quarterly vesting beginning on March 31, 2016 (the “2015 Option Agreement”). In October 2017, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock, with an exercise price of $6.95 and quarterly vesting beginning on March 31, 2018 (the “2017 Option Agreement”). During 2019, 250,000 options granted pursuant to the 2017 Option Agreement were exercised by Mr. Bartel. The remaining 150,000 options are fully vested. In September 2019, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock subject to shareholder approval, with an exercise price of $10.79 and quarterly vesting beginning on March 31, 2020 and ending on December 31, 2021 (the “2019 Option Agreement” and together with the 2015 Option Agreement and the 2017 Option Agreements, the “Bartel Option Agreements”). On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). The exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment.
WeGo signed a $2.1 million insertion order for advertising with the Company in 2018. The Company’s advertising revenues from WeGo in the years ended December 31, 2020 and 2019 were $384,000 and $1.2 million , respectively. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated. The lump sum payment was made in the first quarter of 2021.
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
On October 22, 2020, Azzurro, a significant shareholder of the Company, purchased 50,000 shares of the Company’s common stock from Mr. Holger Bartel at a price of $7.80 based on the closing price of October 21, 2020. Ralph Bartel, who founded the Company and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Mr. Holger Bartel had previously granted a proxy to Azzurro with power to vote these shares. Azzurro had reported those shares as beneficially owned by it because of the voting power, although it disclaimed beneficial ownership and had no pecuniary interest in the shares. This related party transaction was reviewed and approved in advance by the Audit Committee of the Board of Directors of the Company.
Note 14: Leases

The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to ten years. Certain leases include one or more options to renew. In addition, we sublease certain real estate to a third party. All of our leases qualify as operating leases.

The following table summarizes the components of lease expense for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$4,435	$4,078
Short-term lease cost	26	663
Variable lease cost	1,060	1,197
Sublease income	(336)	(336)
Total lease cost	$5,185	$5,602
For the year ended December 31, 2020 and 2019, cash payments against the operating lease liabilities totaled $4.7 million and $5.6 million, respectively. ROU assets obtained in exchange for lease obligations was $3.2 million and $4.1 million for the year ended December 31, 2020 and 2019, respectively.

The following table summarizes the presentation in our consolidated balance sheet of our operating leases (in thousands):

	December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	$8,541	$8,140

Liabilities:
Operating lease liabilities	$3,587	$4,847
Long-term operating lease liabilities	10,774	7,920
Total operating lease liabilities	$14,361	$12,767

Weighted average remaining lease term (years)	7.28	3.43
Weighted average discount rate	3.6%	4.5%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2021	$3,622
2022	2,278
2023	1,879
2024	1,426
2025	1,350
Thereafter	5,625
Total lease payments	16,180
Less interest	(1,819)
Present value of operating lease liabilities	$14,361

Note 15: Discontinued Operations
On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.
The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan and Singapore units, which were held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenues	$970	$6,482
Cost of revenues	6	453
Gross profit	964	6,029

Operating expenses:
Sales and marketing	1,712	9,008
Product development	—	175
General and administrative	2,836	4,427
Total operating expenses	4,548	13,610
Loss from operations	(3,584)	(7,581)
Other income (loss), net	194	(474)
Loss before income taxes	(3,390)	(8,055)
Income tax expense	—	82
Net loss	$(3,390)	$(8,137)

The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain allocation of expenses including $64,000 and $135,000 of cost of revenues that were reclassified from the discontinued operations to continued operations for the years ended December 31, 2020 and 2019, respectively. In addition, $7,000 and $204,000 of operating expenses were reclassified from continued operations to discontinued operations for the years ended December 31, 2020 and 2019, respectively.

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to the Japan Buyer for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. The Company did not record royalties from Travelzoo Japan for 2020 and will record royalties from Travelzoo Japan on a one-quarter lag basis for future royalties. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of Singapore Dollar1. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. The Company did not record royalties from Travelzoo Japan for 2020 and will record royalties from Travelzoo Japan on a one-quarter lag basis for future royalties.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 31, 2020	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$146	$832
Accounts receivable, net	69	1,797
Deposits	—	9
Prepaid expenses and other	15	208
Deposits and other	—	248
Operating lease right-of-use assets	—	746
Property and equipment, net	—	121
Total assets from discontinued operations	$230	$3,961
LIABILITIES
Accounts payable	$611	$1,057
Accrued expenses and other	48	1,188
Deferred revenue	12	118
Operating lease right-of-use liabilities	—	772
Total liabilities from discontinued operations	$671	$3,135

The net cash used in operating activities and investing activities for the discontinued operations for the for the year ended December 31, 2020 and 2019, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,974)	$(7,499)
Net cash used in investing activities	$—	$(65)

Note 16: Non-Controlling Interest
The Company’s consolidated financial statements include Jack's Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the year ending December 31, 2020 was as follow:

Non-controlling interest—January 1, 2020	$—
Acquisition	5,756
Net loss attributable to non-controlling interest	(1,147)
Non-controlling interest—December 31, 2020	$4,609

Note 17: Unaudited Quarterly Information
The following represents unaudited quarterly financial data for 2020 and 2019 (in thousands, except per share amounts):

	Quarters Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Revenues	$12,483	$13,787	$7,004	$20,327
Cost of revenues	2,795	2,924	2,141	2,703
Gross profit	9,688	10,863	4,863	17,624
Operating expenses:
Sales and marketing	6,305	6,929	4,288	13,094
Product development	495	592	566	1,428
General and administrative	3,785	4,545	6,642	5,522
Impairment of intangible asset and goodwill	—	—	—	2,920
Total operating expenses	10,585	12,066	11,496	22,964
Operating loss	(897)	(1,203)	(6,633)	(5,340)
Other income (loss), net	677	(37)	(179)	(6)
Loss from continuing operations before income taxes	(220)	(1,240)	(6,812)	(5,346)
Income tax benefit	(368)	(244)	(1,309)	(517)
Income (loss) from continuing operations	148	(996)	(5,503)	(4,829)
Income (loss) from discontinued operations, net of tax	554	(230)	(795)	(2,919)
Net income (loss)	702	(1,226)	(6,298)	(7,748)
Net income (loss) attributable to non-controlling interest	(25)	125	(108)	(1,139)
Net income (loss) attributable to Travelzoo	$727	$(1,351)	$(6,190)	$(6,609)

Net income (loss) attributable to Travelzoo—continuing operations	$173	$(1,121)	$(5,395)	$(3,690)
Net income (loss) attributable to Travelzoo—discontinued operations	$554	$(230)	$(795)	$(2,919)

Income (loss) per share—basic
Continuing operations	$0.02	$(0.10)	$(0.48)	$(0.32)
Discontinued operations	$0.05	$(0.02)	$(0.07)	$(0.26)
Net income (loss) per share—basic	$0.06	$(0.12)	$(0.55)	$(0.58)

Income (loss) per share—diluted
Continuing operations	$0.01	$(0.10)	$(0.48)	$(0.32)
Discontinued operations	$0.04	$(0.02)	$(0.07)	$(0.26)
Net income (loss) per share —diluted	$0.06	$(0.12)	$(0.55)	$(0.58)

	Quarters Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Revenues	$25,326	$23,833	$26,606	$29,160
Cost of revenues	3,046	2,852	2,672	2,865
Gross profit	22,280	20,981	23,934	26,295
Operating expenses:
Sales and marketing	12,737	11,967	13,104	13,534
Product development	1,853	1,434	1,763	1,659
General and administrative	4,764	4,188	4,914	4,532
Total operating expenses	19,354	17,589	19,781	19,725
Operating income	2,926	3,392	4,153	6,570
Other income (loss), net	(90)	32	(29)	45
Income from continuing operations before income taxes	2,836	3,424	4,124	6,615
Income tax expense	1,116	860	1,066	1,670
Income from continuing operations	1,720	2,564	3,058	4,945
Loss from discontinued operations, net of tax	(2,319)	(2,258)	(1,730)	(1,825)
Net income (loss)	$(599)	$306	$1,328	$3,120

Net income (loss) attributable to Travelzoo—continuing operations	$1,720	$2,564	$3,058	$4,945
Net income (loss) attributable to Travelzoo—discontinued operations	$(2,319)	$(2,258)	$(1,730)	$(1,825)

Income (loss) per share—basic
Continuing operations	$0.15	$0.22	$0.25	$0.41
Discontinued operations	$(0.20)	$(0.19)	$(0.14)	$(0.15)
Net income (loss) per share—basic	$(0.05)	$0.03	$0.11	$0.26

Income (loss) per share—diluted
Continuing operations	$0.15	$0.21	$0.25	$0.41
Discontinued operations	$(0.20)	$(0.19)	$(0.14)	$(0.15)
Net income per share —diluted	$(0.05)	$0.03	$0.11	$0.26

Note 18: Subsequent Events
License Agreement with Azzurro Brands Inc.
On March 12, 2021, the Company entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) that is a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement requires that the Company pay a license fee of $413,000 per quarter, with an initial payment of $894,000 due upon execution, which would cover the period from execution until Q4 2021. The License Agreement has a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contains customary representations and warranties.

Stock Repurchase Agreement
Travelzoo from time to time, engages in share repurchases and on March 27, 2021, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel to repurchase an aggregate of 100,000 shares of the Company’s common stock at a price of $15.83 per share. The SRA provides that the purchase price is based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of March 15, 2021 through and including March 26, 2021, less a 5% discount. The aggregate purchase price of $1.6 million was paid on the first business day following the execution of the SRA.
Prior to the execution of the SRA and because Mr. Bartel is an executive officer of the Company, the Company’s board of directors delegated to its compensation committee, which consists of independent and disinterested directors, the exclusive power and authority to determine whether any potential transaction to acquire shares from Mr. Bartel was advisable, fair to and in the best interests of the Company and its stockholders, other than Mr. Bartel. In connection with its determination, the compensation committee engaged independent legal counsel and an independent financial advisor and unanimously approved the SRA. The SRA contains customary terms for transactions of this type, including, but not limited to, representations and warranties made by the Company and Mr. Bartel.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO)), as of December 31, 2020, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

/s/    HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/    LISA SU
Lisa Su
Chief Accounting Officer

March 31, 2021

Item 9B. Other Information
Stock Repurchase Agreement with Holger Bartel
Travelzoo from time to time, engages in share repurchases and on March 27, 2021, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel to repurchase an aggregate of 100,000 shares of the Company’s common stock at a price of $15.83 per share. The SRA provides that the purchase price is based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of March 15, 2021 through and including March 26, 2021, less a 5% discount. The aggregate purchase price of $1.6 million was paid on the first business day following the execution of the SRA.
Prior to the execution of the SRA and because Mr. Bartel is an executive officer of the Company, the Company’s board of directors delegated to its compensation committee, which consists of independent and disinterested directors, the exclusive power and authority to determine whether any potential transaction to acquire shares from Mr. Bartel was advisable, fair to and in the best interests of the Company and its stockholders, other than Mr. Bartel. In connection with its determination, the compensation committee engaged independent legal counsel and an independent financial advisor and unanimously approved the SRA. The SRA contains customary terms for transactions of this type, including, but not limited to, representations and warranties made by the Company and Mr. Bartel.
The foregoing description of the SRA does not purport to be complete and is qualified in its entirety by reference to the SRA, a copy of which is attached as Exhibit 10.11 to this Form 10-K, and which is incorporated by reference herein.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2020 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Date: March 31, 2021
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

Signatures	Title(s)	Date

/s/ RALPH BARTEL	Chairman of the Board of Directors	March 31, 2021
Ralph Bartel

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 31, 2021
Holger Bartel

/s/ LISA SU	Chief Accounting Officer	March 31, 2021
Lisa Su

/s/ CHRISTINA SINDONI CIOCCA	Director	March 31, 2021
Christina Sindoni Ciocca

/s/ CARRIE LIQUN LIU	Director	March 31, 2021
Carrie Liqun Liu

/s/ MARY REILLY	Director	March 31, 2021
Mary Reilly

/s/ BEATRICE TARKA	Director	March 31, 2021
Beatrice Tarka

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Travelzoo (Incorporated by reference to our Schedule 14A (File No. 000-50171), filed April 1, 2019)

3.4	—	By-laws of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

4.1*‡	—	Description of the Company’s Common and Preferred Stock

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2	—	Agreement of Lease, effective as of February 1, 2008, between Travelzoo and 590 Madison Avenue, LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 000-50171), filed February 7, 2008)

10.3*	—	Employment Agreement, dated September 28, 2015, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.23 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.4*	—	Nonqualified Stock Option Agreement, dated September 28, 2015, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.24 on Form 8-K (File No. 000-50171), filed October 1, 2015)

10.5*	—	Nonqualified Stock Option Agreement, dated October 30, 2017, between Travelzoo and Holger Bartel dated October 30, 2017. (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed November 2, 2017)

10.6	—	Stock Repurchase Agreement, dated February 13, 2019, between Travelzoo and Azzurro Capital Inc. on Form 8-K (File No. 000-50171), filed February 13, 2019)

10.7	—	Second Amendment to Lease, dated August 8, 2019, between 590 Madison Avenue, LLC and Travelzoo.

10.8	—	Nonqualified Stock Option Agreement, dated September 5, 2019, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.3 on Form 8-K (File No. 000-50171), filed September 10, 2019)

10.9	—	Stock Repurchase Agreement, dated November 6, 2019, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.4 on Form 8-K (File No. 000-50171), filed November 12, 2019.

10.10	—	Stock Purchase Agreement, dated January 13, 2020, among Travelzoo, JFC Travel Group Co., Mikhail Mayzenberg and Philip Wintermantle.

10.11‡	—	Stock Repurchase Agreement, dated March 27, 2021, between Travelzoo and Holger Bartel.

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith