Form 10-Q
period 2021-03-31
TRAVELZOO
filed 2021-05-07
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of May 5, 2021 was 11,494,179 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$70,862	$63,061
Accounts receivable, less allowance for doubtful accounts of $2,332 and $2,814 as of March 31, 2021 and December 31, 2020, respectively	7,293	4,519
Prepaid income taxes	1,443	931
Prepaid expenses and other	3,376	1,303
Assets from discontinued operations	123	230
Total current assets	83,097	70,044
Deposits and other	1,351	745
Deferred tax assets	4,400	5,067
Restricted cash	1,157	1,178
Operating lease right-of-use assets	8,474	8,541
Property and equipment, net	1,152	1,347
Intangible assets, net	4,250	4,534
Goodwill	10,944	10,944
Total assets	$114,825	$102,400
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,749	$6,996
Merchant payable	70,094	57,104
Accrued expenses and other	10,827	8,649
Deferred revenue	2,417	2,688
Operating lease liabilities	3,796	3,587
PPP notes payable—current portion	3,459	2,849
Income tax payable	201	326
Liabilities from discontinued operations	580	671
Total current liabilities	100,123	82,870
PPP notes payable	204	814
Deferred tax liabilities	235	357
Long-term operating lease liabilities	10,558	10,774
Other long-term liabilities	2,027	1,085
Total liabilities	113,147	95,900
Commitments and contingencies	—	—
Non-controlling interest	4,561	4,609
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,570 shares issued and 11,470 shares outstanding as of March 31, 2021 and 11,365 shares issued and outstanding as of December 31, 2020)	115	114
Treasury stock (at cost, 100 shares and 0 shares at March 31, 2021 and December 31, 2020, respectively)	(1,583)	—
Additional paid in capital	4,279	6,239
Retained earnings (accumulated deficit)	(2,045)	(403)
Accumulated other comprehensive loss	(3,649)	(4,059)
Total stockholders’ equity (deficit)	(2,883)	1,891
Total liabilities and stockholders’ equity	$114,825	$102,400
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$14,284	$20,327
Cost of revenues	3,018	2,703
Gross profit	11,266	17,624
Operating expenses:
Sales and marketing	6,790	13,094
Product development	683	1,428
General and administrative	4,560	5,522
Impairment of intangible assets and goodwill	—	2,920
Total operating expenses	12,033	22,964
Operating loss	(767)	(5,340)
Other income (loss), net	(166)	(6)
Loss from continuing operations before income taxes	(933)	(5,346)
Income tax expense (benefit)	742	(517)
Loss from continuing operations	(1,675)	(4,829)
Loss from discontinued operations, net of taxes	(15)	(2,919)
Net loss	(1,690)	(7,748)
Net loss attributable to non-controlling interest	(48)	(1,139)
Net loss attributable to Travelzoo	$(1,642)	$(6,609)

Net loss attributable to Travelzoo—continuing operations	$(1,627)	$(3,690)
Net loss attributable to Travelzoo—discontinued operations	$(15)	$(2,919)

Loss per share—basic
Continuing operations	$(0.14)	$(0.32)
Discontinued operations	$—	$(0.26)
Net loss per share —basic	$(0.14)	$(0.58)

Loss per share—diluted
Continuing operations	$(0.14)	$(0.32)
Discontinued operations	$—	$(0.26)
Loss per share—diluted	$(0.14)	$(0.58)

Shares used in per share calculation from continuing operations—basic	11,391	11,439
Shares used in per share calculation from discontinued operations—basic	11,391	11,439

Shares used in per share calculation from continuing operations—diluted	11,391	11,439
Shares used in per share calculation from discontinued operations—diluted	11,391	11,439

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1,690)	$(7,748)
Other comprehensive income (loss):
Foreign currency translation adjustment	410	(272)
Total comprehensive loss	$(1,280)	$(8,020)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,690)	$(7,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	484	551
Stock-based compensation	882	23
Deferred income tax	541	(609)
Impairment of intangible assets and goodwill	—	2,920
Loss on long-lived assets	—	437
Loss on equity investment in WeGo	—	195
Net foreign currency effect	(152)	(681)
Provision for (reversal of) loss on accounts receivable, refund reserve and other	(454)	1,441
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,229)	2,509
Prepaid income taxes	(545)	989
Prepaid expenses and other	(2,357)	862
Accounts payable	1,727	547
Merchant payable	13,212	(6,940)
Accrued expenses and other	(641)	704
Income tax payable	(126)	(333)
Other liabilities	412	2,077
Net cash provided by (used in) operating activities	9,064	(3,056)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(679)
Purchases of property and equipment	(7)	(131)
Net cash used in investing activities	(7)	(810)
Cash flows from financing activities:
Repurchase of common stock	(1,583)	(1,205)
Payment of promissory notes payable	—	(1,000)
Net cash used in financing activities	(1,583)	(2,205)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	270	(272)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,744	(6,343)
Cash, cash equivalents and restricted cash at beginning of period	64,385	20,710
Cash, cash equivalents and restricted cash at end of period	$72,129	$14,367
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$592	$542
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,020	$3,207
Cash paid for amounts included in the measurement of lease liabilities	$1,099	$1,310
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$—	$11,000
Accrued employee payroll taxes on cashless exercise	$2,841	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$(403)	$(4,059)	$1,891
Stock-based compensation expense	—	—	—	882	—	—	882
Treasury stock		—	(1,583)	—	—	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	205	1	—	(2,842)		—	(2,841)
Foreign currency translation adjustment	—	—	—	—	—	410	410
Net loss–Travelzoo	—	—	—	—	(1,642)	—	(1,642)
Balances, March 31, 2021	11,570	$115	$(1,583)	$4,279	$(2,045)	$(3,649)	$(2,883)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	23	—	—	23
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Foreign currency translation adjustment	—	—	—	—	(871)	(871)
Net loss–Travelzoo	—	—	—	(6,609)	—	(6,609)
Balances, March 31, 2020	11,310	$113	$—	$6,411	$(4,323)	$2,201

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® is a global Internet media company. We provide our more than 30 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals. Travelzoo's revenues are generated primarily from advertising fees.
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
For our voucher products, we receive a percentage of the face value of the voucher from the local businesses.
APAC Exit
In March 2020, Travelzoo exited its loss-making Asia Pacific business. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K, a stock company organized under the laws of Japan (“Travelzoo Japan”), to Mr. Hajime Suzuki, the former General Manager of Travelzoo Japan (the "Japan Buyer") for consideration of 1 Japanese Yen. The Company recorded approximately $128,000 loss upon disposal of Japan in year ended December 31, 2020. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of March 31, 2021.
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
The Company records royalties for its licensing arrangements on a one-quarter lag basis and recognized a royalty of $9,000 from Travelzoo Japan for the three months ended March 31, 2021 for the royalties earned for the three months ended December 31, 2020.The Company did not record any royalty for its licensing arrangements from AUS Buyer for the three months ended March 31, 2021. Travelzoo's existing members in Australia, Japan, China, Hong Kong, New Zealand, and Singapore will continue to be owned by Travelzoo as the licensor.
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
The Company’s advertising revenues from WeGo for the years ended December 31, 2020 and 2019 were $384,000 and $1.2 million , respectively. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The payment was made and recorded in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
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
Jack’s Flight Club
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of March 31, 2021, Jack’s Flight Club had 1.6 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the unaudited condensed consolidated financial statements for further information.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of March 31, 2021, Azzurro is the Company's largest shareholder, holding approximately 39.4% of the Company's outstanding shares.
Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2020, included in the Company’s Form 10-K filed with the SEC on March 31, 2021.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and the Company makes no representations related thereto.
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
(c) Significant Accounting Policies
Below are a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
Revenue Recognition
The Company follows Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606).
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in Newsflash and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform and limited offerings of vacation packages and subscription revenues from Jack's Flight Club. The Company's disaggregated revenues are included in “Note 9: Segment Reporting and Significant Customer Information”.
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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period
Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue on a pro-rated basis based upon the subscription option.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2020, $1.3 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $223,000 was recognized as revenue during the three months ended March 31, 2021. At March 31, 2021, the deferred revenue balance was $2.4 million, of which $782,000 was for Travelzoo North America and Travelzoo Europe and $1.6 million was for Jack's Flight Club.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between April 2021 through June 2023. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of March 31, 2021 the Company had approximately $18.6 million of unredeemed vouchers that had been sold through March 31, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $4.0 million for these unredeemed vouchers as of March 31, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. As of December 31, 2020, the Company had approximately $15.2 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale and the

Company had estimated a refund liability of $3.9 million for these unredeemed vouchers as of December 31, 2020 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $70.1 million as of March 31, 2021 related to unredeemed vouchers. Insertion orders and merchant agreements for Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company performed its annual test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the first quarter of 2021.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill in the first quarter of 2020 due to the global pandemic and recorded an impairment expense of $2.1 million. The Company performed its annual impairment test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the first quarter of 2021.
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

Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer products or services on compelling terms to our members. The global pandemic is having an unprecedented impact on the global travel and hospitality industries. Governmental authorities have implemented numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. The measures implemented to contain the global pandemic have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations and cash flows.

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. During the three months ended March 31, 2021, the Company experienced the adverse impact of the global pandemic. Many of the Company's advertising partners paused, canceled, and stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. The Company has modified its policies and will continue to adopt new policies as the situation evolves. However, the uncertainties of the pandemic, such as its duration and severity, will likely negatively impact and continue to negatively impact our partners and customers. As of March 31, 2021, we had negative working capital of $17.0 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the vouchers. The vouchers have maturities that begin in April 2021 through June 2023, and we believe that redemption patterns may be delayed for international vouchers under the current environment. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce our operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all. As of March 31, 2021 and December 31, 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$70,862	$63,061
Restricted cash	1,157	1,178
Cash, cash equivalents and restricted cash–discontinued operations	110	146
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$72,129	$64,385
The Company’s restricted cash was included in noncurrent assets as of March 31, 2021 and December 31, 2020.

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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss attributable to Travelzoo—continuing operations	$(1,627)	$(3,690)
Net loss attributable to Travelzoo—discontinued operations	$(15)	$(2,919)
Denominator:
Weighted average common shares—basic	11,391	11,439
Effect of dilutive securities: stock options	—	—
Weighted average common shares—diluted	11,391	11,439

Loss per share—basic
Continuing operations	$(0.14)	$(0.32)
Discontinued operations	—	(0.26)
Net loss per share —basic	$(0.14)	$(0.58)

Loss per share—diluted
Continuing operations	$(0.14)	$(0.32)
Discontinued operations	—	(0.26)
Net loss per share—diluted	$(0.14)	$(0.58)
For the three months ended March 31, 2021 and 2020, options to purchase 2.8 million shares and 700,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
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
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the identifiable net assets of the acquired subsidiary. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company determined that the global pandemic was a triggering event requiring the Company to assess its long-lived assets including goodwill for impairment. The Company performed an impairment test during the first quarter of 2020 by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. The fair value of the Jack’s Flight Club reporting unit was determined to be less than the carrying value, and the difference between the estimated fair value of goodwill and the carrying value was recorded as goodwill impairment of $2.1 million. The Company also performed an ASC 360 analysis for long-lived assets noting no impairment of such assets based on the undiscounted cash flows of the Jack’s Flight Club asset group. The Company first impaired indefinite lived intangible assets (“Trade name”) for $810,000 before impairing goodwill.

The following table summarizes the goodwill activity for the three months ended March 31, 2020 (in thousands):

Goodwill—January 1, 2020	$—
Acquisition	13,054
Impairment—March 31, 2020	(2,110)
Goodwill—March 31, 2020	$10,944

There has been no change in goodwill for the three months ended March 31, 2021 and no changes since March 31, 2020.

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships	$3,500	5
Trade name	2,460	indefinite
Non-compete agreements	660	4

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
The following table represents the activities of intangible assets for the three months ended March 31, 2021 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name	(810)
Amortization of intangible assets with definite lives	(1,276)
Intangible assets- December 31, 2020	4,534
Amortization of intangible assets with definite lives	(284)
Intangible assets- March 31, 2021	$4,250

Amortization expense for acquired intangibles was $284,000 and $215,000 for the three months ended March 31, 2021 and 2020, respectively. Expected future amortization expense of acquired intangible assets as of March 31, 2021 is as follows (in thousands):

Years ending December 31,
2021 remainder	$824
2022	875
2023	641
2024	250
2025	10
$2,600
As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company performed its annual impairment testing of Trade name during the fourth fiscal quarter and did not identify any additional impairment in 2020. The Company did not identify any indicators of impairment during the first quarter of 2021.

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

Three Months Ended
March 31,
2020
Revenues	$20,448
Net income (loss)	$(7,723)

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

Travelzoo also agreed that the additional payment set forth in the SPA (equal to 20% of 2020 net income) would be payable to the Sellers regardless of whether EBITDA targets are achieved and the put/call is exercised in 2021. The Company estimated and accrued $448,000 in “General and administrative expenses” in 2020. $492,000 was paid to the Sellers during the three months ended March 31, 2021 relating to this agreement.

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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three months ended March 31, 2021 and 2020.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to nine years. Refer to Note 11 for Leases as of March 31, 2021. The Company maintains several standby letters of credit (“LOC”) to serve as collateral issued to certain landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $4.5 million as of March 31, 2021, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
Ordinarily, in determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. Due to the global pandemic, and difficulty forecasting the calendar year 2021 of income (loss) by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the three months ended March 31, 2021. The Company's effective tax rate from continuing operations was (80)% and 10%, respectively, for the three months ended March 31, 2021 and 2020. The Company's effective tax rate increased for the three months ended March 31, 2021 from the corresponding three months ended March 31, 2020, primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation.
As of March 31, 2021, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $672,000.
The Company maintains liabilities for uncertain tax positions. At March 31, 2021, the Company had approximately $821,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At March 31, 2021 and December 31, 2020, the Company had approximately $249,000 and $235,000 in accrued interest, and $30,000 and $0 in accrued penalties, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years from 2017 and forward and is subject to California tax examinations for years after 2016.
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
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to the global pandemic that may be issued.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$(4,059)	$(3,452)
Other comprehensive income (loss) due to foreign currency translation, net of tax	410	(272)
Reclassification of amounts to income relating to APAC discontinued operations, net of tax	—	(599)
Ending balance	$(3,649)	$(4,323)
The Company reclassified $599,000 from accumulated other comprehensive income (loss) for the year ended December 31, 2020 due to Asia Pacific was considered as discontinued operation in March 2020. There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2021. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. During the three months ended March 31, 2021, 300,000 options granted pursuant to the 2017 Option Agreement and 100,000 options granted pursuant to the 2015 Option Agreement were exercised by Mr. Bartel, 178,349 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo's Board of Directors. Total stock-based compensation of $382,000 was recorded in general and administrative expenses for the three months ended March 31, 2021. There was no stock-based compensation for this grant for the three months ended March 31, 2020. As of March 31, 2021, there was approximately $1.1 million of unrecognized stock-based compensation expense relating to the 2019 Option Agreement and applicable Option Agreement Amendment. This amount is expected to be recognized over the next 0.8 years.

In May 2018, pursuant to executed Option Agreements, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70 and annual vesting beginning in May 2019. The options expire in May 2028. Total stock-based compensation of $22,000 was recorded in sales and marketing expense for the three months ended March 31, 2020. Upon the departure of the employee in 2020, 25,000 unvested options were forfeited and 25,000 vested option were canceled.
In June 2018, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65 and annual vesting beginning June 2019. The options expire in June 2023. During the three months ended March 31, 2020, 37,500 unvested options were forfeited and the compensation expense of $43,000 was reversed from product development expense upon the employee's notification of departure.
In May 2019, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and became exercisable in September 2019, and the remaining 75,000 will vest in three equal installments beginning in May 2021 and ending in May 2024. The options expire in May 2024. Total stock-based compensation for the three months ended March 31, 2020 of $44,000 was recorded in general and administrative expenses. Upon the departure of the employee in 2020, 75,000 unvested options were forfeited, 25,000 of vested option were canceled, and the compensation expense of $107,000 was reversed from general and administrative expenses.

In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee's departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo's Board of Directors. During the three months ended March 31, 2021, 75,000 unvested options were forfeited upon an employee's departure, 50,000 options were exercised and 26,667 shares of common stock were issued as the result of a cashless exercise. Total stock-based compensation related to these option grants of $55,000 was recorded in general and administrative expenses for the three months ended March 31, 2021. As of March 31, 2021, there was approximately $934,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.4 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for the three months ended March 31, 2021. As of March 31, 2021, there was approximately $1.5 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next year.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. Total stock-based compensation related to these option grants of $59,000 was recorded in general and administrative expenses for the three months ended March 31, 2021. As of March 31, 2021, there was approximately $589,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.0 years.
Note 8: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares of common stock in 2019. During the three months ended March 31, 2020, the Company repurchased 169,602 shares of common stock for an aggregate purchase price of $1.2 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 395,029 shares remaining to be repurchased under this program as of March 31, 2021.

In March 2021, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were recorded as part of treasury stock as of March 31, 2021. This transaction was approved by the Compensation Committee of the Board of Directors.
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2021, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$9,828	$3,569	$887	$—	$14,284
Intersegment revenues (expenses)	(9)	9	—	—	—
Total net revenues	9,819	3,578	887	—	14,284
Operating profit (loss)	$39	$(696)	$(110)	$—	$(767)

Three Months Ended March 31, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$12,549	$7,103	$683	$(8)	$20,327
Intersegment revenues (expenses)	148	(156)	—	8	—
Total net revenues	12,697	6,947	683	—	20,327
Operating profit (loss)	$(976)	$(1,341)	$(3,015)	$(8)	$(5,340)

Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of March 31, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$975	$177	$—	$—	$1,152
Total assets excluding discontinued operations	$138,464	$34,421	$6,831	$(65,014)	$114,702

As of December 31, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$1,123	$224	$—	$—	$1,347
Total assets excluding discontinued operations	$138,020	$31,659	$6	$(67,515)	$102,170
For the three months ended March 31, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2021 and December 31, 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2021	2020
Travelzoo North America
Travel	$8,990	$11,156
Local	829	1,541
Total Travelzoo North America revenues	9,819	12,697
Travelzoo Europe
Travel	3,301	6,237
Local	277	710
Total Travelzoo Europe revenues	3,578	6,947
Jack’s Flight Club	887	683
Consolidated
Travelzoo Travel	12,291	17,393
Travelzoo Local	1,106	2,251
Jack’s Flight Club	887	683
Total revenues	$14,284	$20,327
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue
United States	$9,221	$11,515
United Kingdom	2,120	5,113
Germany	1,168	2,015
Rest of the world	1,775	1,684
Total revenues	$14,284	$20,327

The following table sets forth property and equipment by geographic area (in thousands):

	March 31,	December 31,
	2021	2020
United States	$778	$912
Rest of the world	374	435
Total long-lived assets	$1,152	$1,347

Note 10: Discontinued Operation

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.

The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan and Singapore units, which were held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues	$—	$904
Cost of revenues	—	6
Gross profit	—	898

Operating expenses:
Sales and marketing	—	1,712
Product development	—	—
General and administrative	12	2,639
Total operating expenses	12	4,351
Loss from operations	(12)	(3,453)
Other income (loss), net	(3)	534
Loss before income taxes	(15)	(2,919)
Income tax expense	—	—
Net loss	$(15)	$(2,919)

The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain inter-company charges that will not continue. $64,000 of cost of revenues were reclassified from the discontinued operations to continued operations and $7,000 of cost of revenues were reclassified from the continued operations to discontinued operations for the three months ended March 31, 2020.
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to the Japan Buyer for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Japan for 2020 and recorded $9,000 of royalties during the three months ended March 31, 2021 for royalties earned for the period for the three months ended December 31, 2020. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Singapore for 2020 or for the three months ended March 31, 2021.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2021	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$110	$146
Accounts receivable, net	—	69
Prepaid expenses and other	13	15
Total assets from discontinued operations	$123	$230
LIABILITIES
Accounts payable	$511	$611
Accrued expenses and other	57	48
Deferred revenue	12	12
Total liabilities from discontinued operations	$580	$671

The net cash used in operating activities and investing activities for the discontinued operations for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(37)	$(1,026)
Net cash used in investing activities	$—	$—

Note 11: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to nine years. Certain leases include one or more options to renew. In addition, we sublease real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$882	$1,157
Short-term lease cost	6	6
Variable lease cost	281	290
Sublease income	(84)	(84)
Total lease cost	$1,085	$1,369
For the three months ended March 31, 2021 and 2020, cash payments against the operating lease liabilities totaled $1.1 million and $1.3 million, respectively. ROU assets obtained in exchange for lease obligations was $1.0 million and $3.2 million for three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$8,474	$8,541

Liabilities:
Operating lease liabilities	$3,796	$3,587
Long-term operating lease liabilities	10,558	10,774
Total operating lease liabilities	$14,354	$14,361

Weighted average remaining lease term (years)	6.94	7.28
Weighted average discount rate	3.5%	3.6%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2021 (excluding the three months ended March 31, 2021)	$2,973
2022	2,818
2023	1,931
2024	1,427
2025	1,350
Thereafter	5,625
Total lease payments	16,124
Less interest	(1,770)
Present value of operating lease liabilities	$14,354

Note 12: Debt
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
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The Company used the funds from these loans only for the purposes included in the PPP, including payroll, employee benefits, and rent, and also intends to apply for forgiveness of a portion of the loans in compliance with the CARES Act. Interest expense of $25,000 for the PPP notes payable in 2020 was recorded in Other income (loss), net. During the three months ended March 31, 2021, the Company recorded $9,000 interest expense for the PPP notes payable. As of March 31, 2021, $3.5 million principal balance due by March 31, 2022 was recorded as notes payable-current portion. The remaining $204,000 principal balance due after March 31, 2022 was recorded in long-term notes payable. The Company applied for PPP loan forgiveness for a portion of the PPP notes payable but no forgiveness has been granted as of March 31, 2021, and the Company has not learned the extent to which the PPP loans will be forgiven. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments until the date the lender receives the applicable forgiven amount from the SBA. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.
Note 13: Related Party Transactions
License Agreement with Azzurro Brands Inc.
On March 12, 2021, the Company, with the approval of the Audit Committee of the Board of Directors, entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) that is a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement requires that the Company pay a license fee of $413,000 per quarter, with an initial payment of $894,000 due upon execution, which covers the period from execution until September 30, 2021 and the payment was made in the three months ended March 31, 2021. The License Agreement has a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contains customary representations and warranties.
Stock Repurchase Agreement
Travelzoo, from time to time, engages in share repurchases, and on March 27, 2021, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel, the Company's Global Chief Executive Officer, to repurchase an aggregate of 100,000 shares of the Company’s common stock at a price of $15.83 per share. The SRA provides that the purchase price is based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of March 15, 2021 through and including March 26, 2021, less a 5% discount. The aggregate purchase price of $1.6 million was paid on the first business day following the execution of the SRA.
Prior to the execution of the SRA and because Mr. Bartel is an executive officer of the Company, the Company’s Board of Directors and Audit Committee of the Board of Directors delegated to its Compensation Committee, which consists of independent and disinterested directors, the exclusive power and authority to determine whether any potential transaction to acquire shares from Mr. Bartel was advisable, fair to and in the best interests of the Company and its stockholders, other than Mr. Bartel. In connection with its determination, the Compensation Committee engaged independent legal counsel and an independent financial advisor and unanimously approved the SRA. The SRA contains customary terms for transactions of this type, including, but not limited to, representations and warranties made by the Company and Mr. Bartel.

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
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of March 31, 2021, Jack’s Flight Club had 1.6 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain SPA with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See "Note 3: Acquisition" to the accompanying consolidated financial statements for further information.

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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between April 2021 through June 2023. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of March 31, 2021, the Company had approximately $18.6 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $4.0 million for these unredeemed vouchers as of March 31, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $70.1 million as of March 31, 2021 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers and travel more generally. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new technologies and advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. We also have been impacted and expect to continue to be impacted by external factors, such as the global pandemic, which decrease the demand for travel and entertainment and increasing cybersecurity attacks due to increased dependence on digital technologies. We also could be indirectly impacted by climate change and related legislation to the extent such legislation impacts the businesses of our advertisers such as airlines, which have come under increasing scrutiny for their carbon footprints.
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
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold. However, due to the global pandemic and the increase in demand by consumers for fully refundable travel options, we have now begun to see a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers. Demand for restaurants and spas continues to be low due to the global pandemic.
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
With the impact to revenues caused by the global pandemic, spending by the Company in many areas within the business has been slowed or stopped, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its employees significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations in order to reduce capital expenditures. We do not anticipate that any additional cost-cutting measures will be necessary at this time, but the Board and management of the Company are continually evaluating.
While the Company has already implemented a policy governing employees’ returning to the office voluntarily (in jurisdictions where they are permitted to do so), which includes health, safety and cleaning protocols, the Board and management are continually evaluating the best timeframe for employees’ official return to the offices, including implementing a phased return and ongoing remote working arrangements, and will determine when an official return will be safe for employees based on government regulations and guidance in the applicable jurisdictions.
Other than the PPP Loan, which the Company expects will be mostly forgiven, the Company does not have any outstanding debt and does not anticipate needing to enter into any debt arrangements or raise any capital, publicly or privately, to support its operations and liquidity in the ordinary course of business.
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers and toward fully refundable travel deals given the uncertainty of the global pandemic. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2021	2020
Revenues	100.0%	100.0%
Cost of revenues	21.1	13.3
Gross profit	78.9	86.7
Operating expenses:
Sales and marketing	47.5	64.4
Product development	4.8	7.1
General and administrative	31.9	27.2
Impairment of intangible assets and goodwill	—	14.3
Total operating expenses	84.2	113.0
Operating loss	(5.3)	(26.3)
Other income (loss), net	(1.2)	—
Loss from continuing operations before income taxes	(6.5)	(26.3)
Income tax expense (benefit)	5.2	(2.5)
Loss from continuing operations	(11.7)	(23.8)
Loss from discontinued operations, net of taxes	(0.1)	(14.3)
Net loss	(11.8)	(38.1)
Net loss attributable to non-controlling interest	(0.3)	(5.6)
Net loss attributable to Travelzoo	(11.5)%	(32.5)%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2021	2020
North America
Total members (1)	18,113,000	16,924,000
Average cost per acquisition of a new member	$0.80	$2.28
Revenue per member (2)	$2.41	$3.03
Revenue per employee (3)	$345,000	$271,000
Mobile application downloads	3,771,000	3,693,000
Social media followers	3,250,000	3,273,000
Europe
Total members (1)	8,596,000	9,151,000
Average cost per acquisition of a new member	$1.67	$3.12
Revenue per member (2)	$1.64	$3.05
Revenue per employee (3)	$145,000	$210,000
Mobile application downloads	2,163,000	2,076,000
Social media followers	895,000	903,000
Jack's Flight Club
Total members	1,643,000	1,744,000
Consolidated
Total members (1)	31,805,000	31,309,000
Average cost per acquisition of a new member	$0.81	$2.64
Revenue per member (2)	$1.77	$2.79
Revenue per employee (3)	$260,000	$257,000
Mobile application downloads	6,831,000	6,602,000
Social media followers	4,145,000	4,176,000

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

	Three Months Ended
	March 31,
	2021	2020
Travelzoo North America
Travel	$8,990	$11,156
Local	829	1,541
Total Travelzoo North America revenues	9,819	12,697
Travelzoo Europe
Travel	3,301	6,237
Local	277	710
Total Travelzoo Europe revenues	3,578	6,947
Jack’s Flight Club	887	683
Consolidated
Travelzoo Travel	12,291	17,393
Travelzoo Local	1,106	2,251
Jack’s Flight Club	887	683
Total revenues	$14,284	$20,327
Travelzoo North America
North America revenues decreased $2.9 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. This decrease was primarily due to $2.2 million decrease in Travel revenues and $712,000 decrease in Local revenues. Both Travel revenues and Local revenues have dropped due to the global pandemic during the three months ended March 31, 2021. The global pandemic has had an unprecedented impact on the global travel and hospitality industries. Most of the restrictions on travel, dining and activities were issued in March 2020. For the first two months of 2020, the Company's business in North America and Europe was not severely affected. The decrease in Travel revenue of $2.2 million was primarily due to $3.8 million decrease as a result of lower revenues from Top 20 and Newsflash and $1.5 million decrease in hotel and entertainment commission, offset partially by $3.4 million increase in Getaways vouchers due to increase in number of vouchers sold. The decrease in Local revenues of $712,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues decreased $3.4 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. The decrease was primarily due to $3.2 million decrease in Travel revenues and $454,000 decrease in Local revenues, offset partially by $276,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $3.2 million was primarily due to $2.1 million decrease in revenue from Travel Top 20® and Newsflash, $1.7 million decrease in hotel and entertainment commission and $925,000 decrease in our website advertisements, offset partially by $1.9 million increase in Getaways due to the increase in number of vouchers sold. The decrease in Local revenues of $454,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club's revenue was $887,000 for the three months ended March 31, 2021 and $683,000 for the period between January 13, 2020 through March 31, 2020.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.0 million and $2.7 million for each of the three months ended March 31, 2021 and 2020.
Cost of revenue for Travelzoo North America and Travelzoo Europe was $2.9 million and $2.6 million, respectively, for the three months ended March 31, 2021 and 2020. The increase of $322,000 was due to $537,000 increase in credit card fee as a result of increased voucher sales and $216,000 increase in professional services, offset partially by $465,000 decrease in expenses from third-party partners of the Travelzoo Network. Cost of revenue for Jack's Flight Club was $90,000 for the three months ended March 31, 2021 and $97,000 for the period between January 13, 2020 through March 31, 2020.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $6.8 million and $13.1 million for the three months ended March 31, 2021 and 2020, respectively. Advertising expenses consist primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2021 and 2020, advertising expenses accounted for 6% and 18% of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for Travelzoo North America and Travelzoo Europe was $6.7 million and $12.9 million, respectively, for the three months ended March 31, 2021 and 2020. The decrease of $6.2 million was primarily due to $1.7 million decrease for headcount related expenses, $1.5 million decrease in member acquisition costs and $959,000 decrease om trade and brand marketing expenses. Sales and marketing expenses for Jack's Flight Club decreased from $240,000 for the period between January 13, 2020 through March 31, 2020 to $112,000 for the three months ended March 31, 2021 primarily due to decrease in advertising expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $683,000 and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. Jack's Flight Club did not incur product development expenses for the three months ended March 31, 2021 and 2020.Product development expenses decreased $745,000 for the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily due to $504,000 decrease in headcount related expenses and $226,000 decrease in professional services fees.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.6 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.
General and administrative expenses for Travelzoo North America and Travelzoo Europe was $3.8 million and $5.1 million, respectively, for the three months ended March 31, 2021 and 2020. The decrease of $1.3 million was primarily due to the decrease of $1.3 million in bad debt expense and $559,000 decrease in headcount related expenses, offset partially by $845,000 increase in stock-based compensation expense as the result of the shareholders' approval in May 2020 of newly granted options and increases and repricing of certain previously granted options. General and administrative expenses for Jack's Flight Club was $795,000 for the three months ended March 31, 2021 and $416,000 for the period between January 13, 2020 through March 31, 2020. This increase is due primarily to an estimate for indirect tax expenses the Company recorded during the three months ended March 31, 2021.

Impairment of intangible assets and goodwill
We determined that the global pandemic that was declared in March 2020 was a triggering event requiring us to assess our long-lived assets including goodwill for impairment in the first quarter ended March 31, 2020. The Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 and goodwill was impaired for $2.1 million and the Company recorded these impairments in the first quarter ended March 31, 2020.
Other Income (Loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was ($166,000) and ($6,000) for the three months ended March 31, 2021 and 2020 primarily due to foreign exchange transaction loss.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense (benefit) was $742,000 and ($517,000) for the three months ended March 31, 2021 and 2020 respectively. Our effective tax rate was (80%) and 10% for the three months ended March 31, 2021 and 2020 respectively.
Our effective tax rate increased for the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Travelzoo North America

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue	$9,819	$12,697
Operating profit (loss)	$39	$(976)
Operating profit (loss) as a % of revenue	0.4%	(7.7)%
North America revenues decreased by $2.9 million for the three months ended March 31, 2021 from the three months ended March 31, 2020 (see “Revenues” above). North America expenses decreased by $3.9 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. The decrease was primarily due to $2.3 million decrease in expenses for headcount related expenses, $695,000 decrease in member acquisition costs, $530,000 decrease in travel expenses, $392,000 decrease in office expenses and $387,000 decrease in bad debt expenses, offset partially be $670,000 increase in stock-based compensation expense as the result of the shareholders' approval in May 2020 of newly granted options and increases and repricing of certain previously granted options.
Travelzoo Europe

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue	$3,578	$6,947
Operating profit (loss)	$(696)	$(1,341)
Operating profit (loss) as a % of revenue	(19.5)%	(19.3)%

Europe revenues decreased by $3.4 million for the three months ended March 31, 2021 from the three months ended March 31, 2020 (see “Revenues” above). Europe expenses decreased by $4.0 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. The decrease was primarily due to $879,000 decrease in bad debt expenses, $798,000 decrease in member acquisition costs, $651,000 decrease in trade and brand marketing expenses and $504,000 decrease in expenses for headcount related expenses,
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $61,000 for each of the three months ended March 31, 2021 and 2020 respectively.
Jack's Flight Club

	Three Months Ended March 31,	January 13 through March 31
	2021	2020
	(In thousands)
Revenue	$887	$683
Operating profit (loss)	$(110)	$(3,015)
Operating profit (loss) as a % of revenue	(12.4)%	(441.4)%
Jack's Flight Club revenues increased by $204,000 for the three months ended March 31, 2021 compared to the revenues from January 13, 2020 through March 31, 2020 (see “Revenues” above). Jack's Flight Club expenses decreased by $2.7 million for the three months ended March 31, 2021 compared to the period between January 13, 2020 through March 31, 2020 primarily due to the impairment of intangible assets and goodwill charges the Company recorded as of March 31, 2020.
Liquidity and Capital Resources
As of March 31, 2021, we had $70.9 million in cash and cash equivalents, of which $36.1 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash and cash equivalents increased $7.8 million from $63.0 million as of December 31, 2020 primarily by cash provided by operating activities offset by cash used to repurchase our common stocks. As of March 31, 2021, we had PPP loans aggregating $3.7 million due in April 2022. As of March 31, 2021, we had negative working capital of $17.0 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the vouchers. The vouchers have maturities that begin in April 2021 through June 2023, and we believe that redemption patterns may be delayed for international vouchers under the current environment. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce our operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$9,064	$(3,056)
Net cash used in investing activities	(7)	(810)
Net cash used in financing activities	(1,583)	(2,205)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	270	(272)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,744	$(6,343)

Net cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2021 was $9.1 million, which consisted of $9.5 million increase in cash from changes in operating assets and liabilities and $1.3 million non-cash items, offset partially by the net loss of $1.7 million. The increase in cash from changes in operating assets and liabilities primarily consisted of $13.2 million increase in merchant payables, offset partially by $2.4 million increase in prepaid expenses and other and $2.2 million increase in accounts receivable. Adjustments for non-cash items primarily consisted of $882,000 of stock-based compensation.
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

Cash paid for income tax, net of refunds received, during the three months ended March 31, 2021 and 2020 was $592,000 and $542,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $7,000 and $810,000, respectively. The cash used in investing activities for the three months ended March 31, 2020 was primarily due to the $1,000,000 investment in Jack’s Flight Club acquisition less acquired cash of $321,000 and $131,000 for purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $1.6 million and $2.2 million, respectively. The cash used in financing activities for the three months ended March 31, 2021 was primarily due to the $1.6 million payment to repurchase common stock. The cash used in financing activities for the three months ended March 31, 2020 was primarily due to a $1.2 million payment to repurchase common stock and a $1.0 million promissory note payment for the Jack’s Flight Club stock purchase.
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
We are subject to risks and uncertainties as a result of the global pandemic. Because of the global pandemic, many of our advertisers have paused, canceled, and stopped advertising with us. Additionally, there have been a large amount of cancellations for our hotel and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. We are taking steps to adopt new policies and reduce expenses in an effort to maintain our cash position, while we evaluate potential business options and strategic alternatives that may be available.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.1 million as of March 31, 2021. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of March 31, 2021, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.

Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 100,000 shares of our equity securities during the three months ended March 31, 2021.

2020	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Maxim Shares the May Yet be Purchased Under the Program
January 1, 2021–January 31, 2021	—	$—	—	—	—
February 1, 2021–February 28, 2021	—	$—	—	—	—
March 1, 2021–March 31, 2021	100,000	$15.83	—	—	—
	100,000		—	—
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares of common stock in 2019. The Company repurchased 168,602 shares of common stock in 2020. There were 395,029 shares remaining to be repurchased under this program as of March 31, 2021. The Company entered into a SRA with Mr. Holger Bartel and repurchased 100,000 shares of our equity securities from him during the three months ended March 31, 2021. This transaction was approved by the Company's compensation committee and was not part of the 1,000,000 shares stock repurchase program authorized in May 2019.

Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation to Authorize a Reduction of the Authorized Number of Shares of Our Common Stock from 40,000,000 to 20,000,000 Shares

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.5 on Form 8-K (File No. 000-50171), filed April 12, 2021).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3‡	—	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3†	—	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: May 7, 2021