Form 10-Q
period 2021-06-30
TRAVELZOO
filed 2021-08-04
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 4, 2021 was 11,646,945 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$80,962	$63,061
Accounts receivable, less allowance for doubtful accounts of $2,288 and $2,814 as of June 30, 2021 and December 31, 2020, respectively	9,905	4,519
Prepaid income taxes	1,616	931
Prepaid expenses and other	3,358	1,303
Assets from discontinued operations	84	230
Total current assets	95,925	70,044
Deposits and other	1,552	745
Deferred tax assets	3,647	5,067
Restricted cash	1,164	1,178
Operating lease right-of-use assets	8,559	8,541
Property and equipment, net	1,034	1,347
Intangible assets, net	3,975	4,534
Goodwill	10,944	10,944
Total assets	$126,800	$102,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,503	$6,996
Merchant payables	82,236	57,104
Accrued expenses and other	8,222	8,649
Deferred revenue	2,213	2,688
Operating lease liabilities	3,751	3,587
PPP notes payable (current portion)	—	2,849
Income tax payable	98	326
Liabilities from discontinued operations	482	671
Total current liabilities	105,505	82,870
PPP notes payables	3,156	814
Deferred tax liabilities	38	357
Long-term operating lease liabilities	10,353	10,774
Other long-term liabilities	2,146	1,085
Total liabilities	121,198	95,900
Commitments and contingencies	—	—
Non-controlling interest	4,600	4,609
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,594 shares issued and 11,494 shares outstanding as of June 30, 2021 and 11,365 shares issued and outstanding as of December 31, 2020)	115	114
Treasury stock (at cost, 100 shares and 0 shares at June 30, 2021 and December 31, 2020, respectively)	(1,583)	—
Additional paid in capital	4,988	6,239
Retained earnings (accumulated deficit)	969	(403)
Accumulated other comprehensive loss	(3,487)	(4,059)
Total stockholders’ equity	1,002	1,891
Total liabilities and stockholders’ equity	$126,800	$102,400
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$19,079	$7,004	$33,363	$27,331
Cost of revenues	2,522	2,141	5,540	4,844
Gross profit	16,557	4,863	27,823	22,487
Operating expenses:
Sales and marketing	7,340	4,288	14,130	17,382
Product development	685	566	1,368	1,994
General and administrative	5,056	6,642	9,616	12,164
Impairment of intangible assets and goodwill	—	—	—	2,920
Total operating expenses	13,081	11,496	25,114	34,460
Operating income (loss)	3,476	(6,633)	2,709	(11,973)
Other income (loss), net	684	(179)	518	(185)
Income (loss) from continuing operations before income taxes	4,160	(6,812)	3,227	(12,158)
Income tax expense (benefit)	1,136	(1,309)	1,878	(1,826)
Income (loss) from continuing operations	3,024	(5,503)	1,349	(10,332)
Income (loss) from discontinued operations, net of taxes	29	(795)	14	(3,714)
Net income (loss)	3,053	(6,298)	1,363	(14,046)
Net income (loss) attributable to non-controlling interest	39	(108)	(9)	(1,247)
Net income (loss) attributable to Travelzoo	$3,014	$(6,190)	$1,372	$(12,799)

Net income (loss) attributable to Travelzoo—continuing operations	$2,985	$(5,395)	$1,358	$(9,085)
Net income (loss) attributable to Travelzoo—discontinued operations	$29	$(795)	$14	$(3,714)

Income (loss) per share—basic
Continuing operations	$0.26	$(0.48)	$0.12	$(0.80)
Discontinued operations	$—	$(0.07)	$—	$(0.33)
Net income (loss) per share —basic	$0.26	$(0.55)	$0.12	$(1.13)

Income (loss) per share—diluted
Continuing operations	$0.22	$(0.48)	$0.10	$(0.80)
Discontinued operations	$—	$(0.07)	$—	$(0.33)
Income (loss) per share—diluted	$0.22	$(0.55)	$0.10	$(1.13)

Shares used in per share calculation from continuing operations—basic	11,488	11,310	11,440	11,375
Shares used in per share calculation from discontinued operations—basic	11,488	11,310	11,440	11,375

Shares used in per share calculation from continuing operations—diluted	13,408	11,310	13,248	11,375
Shares used in per share calculation from discontinued operations—diluted	13,408	11,310	13,248	11,375

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$3,053	$(6,298)	$1,363	$(14,046)
Other comprehensive income (loss):
Foreign currency translation adjustment	162	(343)	572	(1,214)
Total comprehensive income (loss)	$3,215	$(6,641)	$1,935	$(15,260)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,363	$(14,046)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	960	1,218
Stock-based compensation	1,817	4,054
Deferred income tax	1,140	(1,761)
Impairment of intangible assets and goodwill	—	2,920
Gain on promissory notes payable settlement	—	(1,500)
Loss on long-lived assets	—	437
Loss on equity investment in WeGo	—	336
Gain on PPP notes payable forgiveness	(429)	—
Net foreign currency effect	(255)	(456)
Provision for (reversal of) loss on accounts receivable, refund reserve and other	(871)	2,427
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,781)	6,183
Prepaid income taxes	(713)	989
Prepaid expenses and other	(2,775)	1,420
Accounts payable	1,415	2,149
Merchant payable	25,185	8,160
Accrued expenses and other	(320)	(1,380)
Income tax payable	(228)	(67)
Other liabilities	442	2,340
Net cash provided by operating activities	21,950	13,423
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(679)
Other investments	—	(430)
Purchases of property and equipment	(84)	(203)
Net cash used in investing activities	(84)	(1,312)
Cash flows from financing activities:
Repurchase of common stock	(1,583)	(1,205)
Payment of notes payables	(110)	(7,800)
Proceeds from PPP notes payable	—	3,663
Exercise of stock options and taxes paid for net share settlement	(3,067)	—
Net cash used in financing activities	(4,760)	(5,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	697	(511)
Net increase in cash, cash equivalents and restricted cash	17,803	6,258
Cash, cash equivalents and restricted cash at beginning of period	64,385	20,710
Cash, cash equivalents and restricted cash at end of period	$82,188	$26,968
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,443	$482
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,777	$3,207
Cash paid for amounts included in the measurement of lease liabilities	$2,281	$1,622
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$—	$11,000
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$(403)	$(4,059)	$1,891
Stock-based compensation expense	—	—	—	882	—	—	882
Treasury stock		—	(1,583)	—	—	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	205	1	—	(2,842)		—	(2,841)
Foreign currency translation adjustment	—	—	—	—	—	410	410
Net loss–Travelzoo	—	—	—	—	(1,642)	—	(1,642)
Balances, March 31, 2021	11,570	115	(1,583)	4,279	(2,045)	(3,649)	(2,883)
Stock-based compensation expense	—	—	—	935	—	—	935
Exercise of stock options and taxes paid for net share settlement	24	—	—	(226)	—	—	(226)
Foreign currency translation adjustment	—	—	—	—	—	162	162
Net income—Travelzoo	—	—	—	—	3,014	—	3,014
Balances, June 30, 2021	11,594	$115	$(1,583)	$4,988	$969	$(3,487)	$1,002

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	23	—	—	23
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Foreign currency translation adjustment	—	—	—	—	(871)	(871)
Net loss–Travelzoo	—	—	—	(6,609)	—	(6,609)
Balances, March 31, 2020	11,310	113	—	6,411	(4,323)	2,201
Stock-based compensation expense	—	—	4,031	—	—	4,031
Foreign currency translation adjustment	—	—	—	—	(343)	(343)
Net loss—Travelzoo	—	—	—	(6,190)	—	(6,190)
Balances, June 30, 2020	11,310	$113	$4,031	$221	$(4,666)	$(301)

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
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K, a stock company organized under the laws of Japan (“Travelzoo Japan”), to Mr. Hajime Suzuki, the former General Manager of Travelzoo Japan (the "Japan Buyer") for consideration of 1 Japanese Yen. The Company recorded approximately $128,000 loss upon disposal of Japan in year ended December 31, 2020. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of June 30, 2021.
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
The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $0 and $9,000 from Travelzoo Japan for the three and six months ended June 30, 2021. The Company did not record any royalty for its licensing arrangements from AUS Buyer for the three and six months ended June 30, 2021. Travelzoo's existing members in Australia, Japan, China, Hong Kong, New Zealand, and Singapore will continue to be owned by Travelzoo as the licensor.
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
The Company accounted for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (loss)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a 3-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. For the years ended December 31, 2020 and 2019, the Company recorded $384,000 and $882,000 for its share of WeGo losses, amortization of basis differences and currency translation adjustment. This equity method investment is reported as a long-term investment on the Company's consolidated balance sheets.
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
The Company’s advertising revenues from WeGo for the years ended December 31, 2020 and 2019 were $384,000 and $1.2 million, respectively. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order equal to approximately $200,000. The payment was made and recorded in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
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
Jack’s Flight Club
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2021, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the unaudited condensed consolidated financial statements for further information.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of June 30, 2021, Azzurro is the Company's largest shareholder, holding approximately 39.3% of the Company's outstanding shares.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and the Company makes no representations related thereto.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2020, $1.3 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $595,000 was recognized as revenue during the six months ended June 30, 2021. At June 30, 2021, the deferred revenue balance was $2.2 million, of which $756,000 was for Travelzoo North America and Travelzoo Europe and $1.5 million was for Jack's Flight Club.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between July 2021 through December 2023. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of June 30, 2021 the Company had approximately $20.5 million of unredeemed vouchers that had been sold through June 30, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.7 million for these unredeemed vouchers as of June 30, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. As of December 31, 2020, the Company had approximately $15.2 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale and estimated a refund liability of $3.9 million for these unredeemed vouchers as of December 31, 2020 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $82.2 million as of June 30, 2021 related to unredeemed vouchers. Insertion orders and merchant agreements for Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company performed its annual test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2021.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill in the first quarter of 2020 due to the global pandemic and recorded an impairment expense of $2.1 million. The Company performed its annual impairment test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2021.
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

The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our unaudited condensed consolidated balance sheets. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in “Other income (loss), net”, on a straight-line basis over the lease term in its condensed consolidated statements of income.

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

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. Since the second quarter of 2020, the Company experienced the adverse impact of the global pandemic. Many of the Company's advertising partners paused, canceled, and stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. The Company has modified its policies and will continue to adopt new policies as the situation evolves. However, the uncertainties of the pandemic, such as its duration and severity, will likely negatively impact and continue to negatively impact our partners and customers. As of June 30, 2021, we had negative working capital of $12.7 million primarily due to an increase in accounts payable related to merchants from the sale of vouchers. The payable to merchants is generally due upon redemption of the vouchers. The vouchers have maturities that begin in July 2021 through December 2023, and we believe that redemption patterns may be delayed for international vouchers under the current environment. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to reduce our operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all. As of June 30, 2021 and December 31, 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$80,962	$63,061
Restricted cash	1,164	1,178
Cash, cash equivalents and restricted cash–discontinued operations	62	146
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$82,188	$64,385
The Company’s restricted cash was included in noncurrent assets as of June 30, 2021 and December 31, 2020.

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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$2,985	$(5,395)	$1,358	$(9,085)
Net income (loss) attributable to Travelzoo—discontinued operations	$29	$(795)	$14	$(3,714)
Denominator:
Weighted average common shares—basic	11,488	11,310	11,440	11,375
Effect of dilutive securities: stock options	1,920	—	1,808	—
Weighted average common shares—diluted	13,408	11,310	13,248	11,375

Income (loss) per share—basic
Continuing operations	$0.26	$(0.48)	$0.12	$(0.80)
Discontinued operations	—	(0.07)	—	(0.33)
Net income (loss) per share —basic	$0.26	$(0.55)	$0.12	$(1.13)

Income (loss) per share—diluted
Continuing operations	$0.22	$(0.48)	$0.10	$(0.80)
Discontinued operations	—	(0.07)	—	(0.33)
Net income (loss) per share—diluted	$0.22	$(0.55)	$0.10	$(1.13)
For the three and six months ended June 30, 2021 and 2020, options to purchase 50,000 shares and 3.4 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.
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
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the identifiable net assets of the acquired subsidiary. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company determined that the global pandemic was a triggering event requiring the Company to assess its long-lived assets including goodwill for impairment. The Company performed an impairment test during the first quarter of 2020 and during the fourth quarter of 2020 by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. The fair value of the Jack’s Flight Club reporting unit was determined to be less than the carrying value, and the difference between the estimated fair value of goodwill and the carrying value was recorded as goodwill impairment of $2.1 million. The Company also performed an ASC 360 analysis for long-lived assets noting no impairment of such assets based on the undiscounted cash flows of the Jack’s Flight Club asset group. The Company first impaired indefinite lived intangible assets (“Trade name”) for $810,000 before impairing goodwill.

The following table summarizes the goodwill activity for the three months ended March 31, 2020 (in thousands):

Goodwill—January 1, 2020	$—
Acquisition	13,054
Impairment—March 31, 2020	(2,110)
Goodwill—March 31, 2020	$10,944

There has been no change in goodwill for the six months ended June 30, 2021 and no changes since March 31, 2020.

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
The following table represents the activities of intangible assets for the six months ended June 30, 2021 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name	(810)
Amortization of intangible assets with definite lives	(1,276)
Intangible assets- December 31, 2020	4,534
Amortization of intangible assets with definite lives	(284)
Intangible assets- March 31, 2021	4,250
Amortization of intangible assets with definite lives	(275)
Intangible assets- June 30, 2021	$3,975

Amortization expense for acquired intangibles was $275,000 and $395,000 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for acquired intangibles was $559,000 and $610,000 for the six months ended June 30, 2021 and 2020, respectively. Expected future amortization expense of acquired intangible assets as of June 30, 2021 is as follows (in thousands):

Years ending December 31,
2021 remainder	$549
2022	875
2023	641
2024	250
2025	10
$2,325
As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company performed its annual impairment testing of Trade name during the fourth fiscal quarter and did not identify any additional impairment in 2020. The Company did not identify any indicators of impairment during the six months ended June 30, 2021.
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
The following table summarizes the pro forma financial information (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenues	$7,004	$27,452
Net loss	$(6,298)	$(14,021)

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

Travelzoo also agreed that the additional payment set forth in the SPA (equal to 20% of 2020 net income) would be payable to the Sellers regardless of whether EBITDA targets are achieved and the put/call is exercised in 2021. The Company estimated and accrued $448,000 in “General and administrative expenses” in 2020. $492,000 was paid to the Sellers during the first quarter of 2021 relating to this agreement.

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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the six months ended June 30, 2021 and 2020.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to nine years. Refer to Note 11 for Leases as of June 30, 2021. The Company maintains several standby letters of credit (“LOC”) to serve as collateral issued to certain landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $3.6 million as of June 30, 2021, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
Ordinarily, in determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. Due to the global pandemic, and difficulty forecasting the calendar year 2021 of income (loss) by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the six months ended June 30, 2021. The Company's effective tax rate from continuing operations was 27% and 19%, respectively, for the three months ended June 30, 2021 and 2020. The Company's effective tax rate from continuing operations was 58% and 15%, respectively, for the six months ended June 30, 2021 and 2020. The Company's effective tax rate increased for the three and six months ended June 30, 2021 from the corresponding three and six months ended June 30, 2020, primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation.
As of June 30, 2021, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $690,000.
The Company maintains liabilities for uncertain tax positions. At June 30, 2021, the Company had approximately $901,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At June 30, 2021 and December 31, 2020, the Company had approximately $263,000 and $235,000 in accrued interest, and $59,000 and $0 in accrued penalties, respectively.
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
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$(3,649)	$(4,323)	$(4,059)	$(3,452)
Other comprehensive income (loss) due to foreign currency translation, net of tax	162	(343)	572	(615)
Reclassification of amounts to income relating to APAC discontinued operations, net of tax	—	—	—	(599)
Ending balance	$(3,487)	$(4,666)	$(3,487)	$(4,666)
The Company reclassified $599,000 from accumulated other comprehensive income (loss) for the year ended December 31, 2020 due to Asia Pacific was considered as discontinued operation in March 2020. There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2021. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. In the first quarter of 2021, 300,000 options granted pursuant to the 2017 Option Agreement and 100,000 options granted pursuant to the 2015 Option Agreement were exercised by Mr. Bartel, 178,349 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo's Board of Directors. Mr. Bartel did not exercise options in the second quarter of 2021. Total stock-based compensation of $382,000 and $765,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2021, respectively. Total stock-based compensation of $3.6 million was recorded in general and administrative expenses for the second quarter of 2020. There was no stock-based compensation for this grant for the first quarter of 2020. As of June 30, 2021, there was approximately $765,000 of unrecognized stock-based compensation expense relating to the 2019 Option Agreement and applicable Option Agreement Amendment. This amount is expected to be recognized over the next six months.

In May 2018, pursuant to executed Option Agreements, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70 and annual vesting beginning in May 2019. The options expire in May 2028. Total stock-based compensation of $11,000 and $34,000 was recorded in sales and marketing expense for the three and six months ended June 30, 2020. Upon the departure of the employee in 2020, 25,000 unvested options were forfeited and 25,000 vested option were canceled.
In June 2018, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $16.65 and annual vesting beginning June 2019. The options expire in June 2023. During the six months ended June 30, 2020, 37,500 unvested options were forfeited and the compensation expense of $43,000 was reversed from product development expense upon the employee’s notification of departure.
In May 2019, pursuant to an executed Option Agreement, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $19.28, of which 10,000 options vested and became exercisable in May 2019, 15,000 options vested and became exercisable in September 2019, and the remaining 75,000 will vest in three equal installments beginning in May 2021 and ending in May 2024. The options expire in May 2024. Total stock-based compensation of $44,000 was recorded in general and administrative expenses for the first quarter of 2020. Upon the departure of the employee in the second quarter of 2020, 75,000 unvested options were forfeited, 25,000 of vested option were canceled, and the compensation expense of $107,000 was reversed from general and administrative expenses.

In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. During the six months ended June 30, 2021, 75,000 unvested options were forfeited upon an employee’s departure, 50,000 options were exercised and 26,667 shares of common stock were issued as the result of the cashless exercises. Total stock-based compensation related to these option grants of $96,000 and $151,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2021. As of June 30, 2021, there was approximately $837,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.2 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. Total stock-based compensation related to these option grants of $385,000 and $770,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was approximately $1.2 million of unrecognized stock-based compensation expense relating to these options.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. This amount is expected to be recognized over the next year. During the three months ended June 30, 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of the cashless exercises. Total stock-based compensation related to these option grants of $49,000 and $108,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2021. As of June 30, 2021, there was approximately $540,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.8 years.

On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. Total stock-based compensation related to these option grants of $21,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2021. As of June 30, 2021, there was approximately $554,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.5 years.
Note 8: Stock Repurchase Program
The Company’s stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares of common stock in 2019. During the first quarter of 2020, the Company repurchased 169,602 shares of common stock for an aggregate purchase price of $1.2 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 395,029 shares remaining to be repurchased under this program as of June 30, 2021.

In March 2021, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were recorded as part of treasury stock as of June 30, 2021. This transaction was approved by the Compensation Committee of the Board of Directors.

Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the six months ended June 30, 2021, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$13,650	$4,569	$860	$—	$19,079
Intersegment revenues (expenses)	335	(335)	—	—	—
Total net revenues	13,985	4,234	860	—	19,079
Operating profit (loss)	$3,533	$(227)	$170	$—	$3,476

Three Months Ended June 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$4,254	$1,805	$945	$—	$7,004
Intersegment revenues (expenses)	(52)	52	—	—	—
Total net revenues	4,202	1,857	945	—	7,004
Operating profit (loss)	$(4,702)	$(1,683)	$(248)	$—	$(6,633)

Six Months Ended June 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$23,478	$8,138	$1,747	$—	$33,363
Intersegment revenues (expenses)	326	(326)	—	—	—
Total net revenues	23,804	7,812	1,747	—	33,363
Operating profit (loss)	$3,572	$(923)	$60	$—	$2,709

Six Months Ended June 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$16,803	$8,908	$1,628	$(8)	$27,331
Intersegment revenues (expenses)	96	(104)	—	8	—
Total net revenues	16,899	8,804	1,628	—	27,331
Operating profit (loss)	$(5,678)	$(3,024)	$(3,263)	$(8)	$(11,973)

Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.

The following is a summary of assets by business segment (in thousands):

As of June 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$894	$140	$—	$—	$1,034
Total assets excluding discontinued operations	$143,813	$39,218	$6,494	$(62,725)	$126,800

As of December 31, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$1,123	$224	$—	$—	$1,347
Total assets excluding discontinued operations	$138,020	$31,659	$5,796	$(73,305)	$102,170
For the six months ended June 30, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2021 and December 31, 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Travelzoo North America
Travel	$13,073	$3,910	$22,063	$15,066
Local	912	292	1,741	1,833
Total Travelzoo North America revenues	13,985	4,202	23,804	16,899
Travelzoo Europe
Travel	3,723	1,756	7,024	7,993
Local	511	101	788	811
Total Travelzoo Europe revenues	4,234	1,857	7,812	8,804
Jack’s Flight Club	860	945	1,747	1,628
Consolidated
Travelzoo Travel	16,796	5,666	29,087	23,059
Travelzoo Local	1,423	393	2,529	2,644
Jack’s Flight Club	860	945	1,747	1,628
Total revenues	$19,079	$7,004	$33,363	$27,331
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
United States	$13,214	$3,893	$22,435	$15,408
United Kingdom	2,987	1,981	5,107	7,094
Germany	1,729	747	2,897	2,762
Rest of the world	1,149	383	2,924	2,067
Total revenues	$19,079	$7,004	$33,363	$27,331

The following table sets forth property and equipment by geographic area (in thousands):

	June 30,	December 31,
	2021	2020
United States	$710	$912
Rest of the world	324	435
Total long-lived assets	$1,034	$1,347

Note 10: Discontinued Operation

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.

The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$66	$—	$970
Cost of revenues	—	—	—	6
Gross profit	—	66	—	964

Operating expenses:
Sales and marketing	—	—	—	1,712
Product development	—	—	—	—
General and administrative	—	705	12	3,344
Total operating expenses	—	705	12	5,056
Loss from operations	—	(639)	(12)	(4,092)
Other income (loss), net	29	(156)	26	378
Income (loss) before income taxes	29	(795)	14	(3,714)
Income tax expense	—	—	—	—
Net income (loss)	$29	$(795)	$14	$(3,714)
The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain inter-company charges that will not continue. $64,000 of cost of revenues were reclassified from the discontinued operations to continued operations and $7,000 of cost of revenues were reclassified from the continued operations to discontinued operations for the six months ended June 30, 2020.

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to the Japan Buyer for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Japan for 2020. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $0 and $9,000 from Travelzoo Japan for the three and six months ended June 30, 2021. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Singapore for 2020 or for the three and six months ended June 30, 2021.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$62	$146
Accounts receivable, net	3	69
Prepaid expenses and other	19	15
Total assets from discontinued operations	$84	$230
LIABILITIES
Accounts payable	$470	$611
Accrued expenses and other	—	48
Deferred revenue	12	12
Total liabilities from discontinued operations	$482	$671

The net cash used in operating activities for the discontinued operations for the six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(85)	$(1,806)

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

The following table summarizes the components of lease expense for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$920	$1,255	$1,802	$2,412
Short-term lease cost	6	7	12	13
Variable lease cost	266	262	547	552
Sublease income	(84)	(84)	(168)	(168)
Total lease cost	$1,108	$1,440	$2,193	$2,809
For the six months ended June 30, 2021 and 2020, cash payments against the operating lease liabilities totaled $2.3 million and $1.6 million, respectively. ROU assets obtained in exchange for lease obligations was $1.8 million and $3.2 million for six months ended June 30, 2021 and 2020, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$8,559	$8,541

Liabilities:
Operating lease liabilities	$3,751	$3,587
Long-term operating lease liabilities	10,353	10,774
Total operating lease liabilities	$14,104	$14,361

Weighted average remaining lease term (years)	6.72	7.28
Weighted average discount rate	3.5%	3.6%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2021 (excluding the three months ended June 30, 2021)	$2,028
2022	3,217
2023	2,128
2024	1,429
2025	1,350
Thereafter	5,625
Total lease payments	15,777
Less interest	(1,673)
Present value of operating lease liabilities	$14,104
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
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The Company used the funds from these loans only for the purposes included in the PPP, including payroll, employee benefits, and rent, and also intends to apply for forgiveness of a portion of the loans in compliance with the CARES Act. Interest expense of $25,000 for the PPP notes payable in 2020 was recorded in Other income (loss), net. In the second quarter of 2021, the Company settled the $535,000 PPP loan, $429,000 was forgiven which was recorded as gain in “Other income (loss), net”, the remaining outstanding balance of the loan and interest of $111,000 was paid off. As of June 30, 2021, the $3.1 million PPP loan was still outstanding and was recorded as Notes payable. On July 1, 2021, the principal and the interest of the $3.1 million PPP loan were forgiven and a gain will be recorded in the three months ended September 30, 2021. It is possible that the SBA could subsequently audit the forgiven loans. The Company believes it was eligible to participate in PPP, calculated the loan amount correctly, spent loan proceeds on allowable uses, and is entitled to loan forgiveness. The Company will hold onto its financial documents relating to the PPP loans for six years.
Note 13: Related Party Transactions
License Agreement with Azzurro Brands Inc.
On March 12, 2021, the Company, with the approval of the Audit Committee of the Board of Directors, entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) that is a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement requires that the Company pay a license fee of $413,000 per quarter with an initial payment of $894,000 due upon execution, which covers the period from execution until September 30, 2021 and the payment was made in the first quarter of 2021. The second payment of $701,000 was made in the second quarter of 2021 which covers the period from October 2021 through March 2022. The License Agreement has a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contains customary representations and warranties.
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

Note 14: Subsequent Event
In July 2021, Mr. Holger Bartel, the Company's Global Chief Executive, exercised an aggregate of 400,000 options using cashless exercise and withholding shares for taxes. 247,234 shares of common stock were withheld for option exercise price and taxes, and 152,766 shares of common stock were issued.

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
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2021, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain SPA with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See "Note 3: Acquisition" to the accompanying consolidated financial statements for further information.

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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between April 2021 through June 2023. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of June 30, 2021, the Company had approximately $20.5 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.7 million for these unredeemed vouchers as of June 30, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $82.2 million as of June 30, 2021 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
Other than the PPP Loans, of which one was partially forgiven as of June 30, 2021, the Company does not have any outstanding debt and does not anticipate needing to enter into any debt arrangements or raise any capital, publicly or privately, to support its operations and liquidity in the ordinary course of business.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.2	30.6	16.6	17.7
Gross profit	86.8	69.4	83.4	82.3
Operating expenses:
Sales and marketing	38.5	61.2	42.4	63.6
Product development	3.6	8.1	4.1	7.3
General and administrative	26.5	94.8	28.8	44.5
Impairment of intangible assets and goodwill	—	—	—	10.7
Total operating expenses	68.6	164.1	75.3	126.1
Operating income (loss)	18.2	(94.7)	8.1	(43.8)
Other income (loss), net	3.6	(2.5)	1.5	(0.7)
Income (loss) from continuing operations before income taxes	21.8	(97.2)	9.6	(44.5)
Income tax expense (benefit)	6.0	(18.7)	5.6	(6.7)
Income (loss) from continuing operations	15.8	(78.5)	4.0	(37.8)
Income (loss) from discontinued operations, net of taxes	0.2	(11.4)	—	(13.6)
Net income (loss)	16.0	(89.9)	4.0	(51.4)
Net income (loss) attributable to non-controlling interest	0.2	(1.5)	—	(4.6)
Net income (loss) attributable to Travelzoo	15.8%	(88.4)%	4.0%	(46.8)%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	June 30,
	2021	2020
North America
Total members (1)	17,727,000	16,755,000
Average cost per acquisition of a new member	$4.64	N/A
Revenue per member (2)	$2.92	$2.00
Revenue per employee (3)	$397,000	$158,000
Mobile application downloads	2,818,000	3,771,000
Social media followers	3,251,000	3,271,000
Europe
Total members (1)	8,515,000	9,043,000
Average cost per acquisition of a new member	$1.63	N/A
Revenue per member (2)	$1.79	$1.92
Revenue per employee (3)	$159,000	$148,000
Mobile application downloads	2,163,000	2,134,000
Social media followers	898,000	901,000
Jack's Flight Club
Total members	1,643,000	1,700,000
Consolidated
Total members (1)	31,319,000	30,981,000
Average cost per acquisition of a new member	$3.96	N/A
Revenue per member (2)	$2.09	$1.74
Revenue per employee (3)	$297,700	$154,000
Mobile application downloads	6,831,000	6,748,000
Social media followers	4,149,000	4,172,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Travelzoo North America
Travel	$13,073	$3,910	$22,063	$15,066
Local	912	292	1,741	1,833
Total Travelzoo North America revenues	13,985	4,202	23,804	16,899
Travelzoo Europe
Travel	3,723	1,756	7,024	7,993
Local	511	101	788	811
Total Travelzoo Europe revenues	4,234	1,857	7,812	8,804
Jack’s Flight Club	860	945	1,747	1,628
Consolidated
Travelzoo Travel	16,796	5,666	29,087	23,059
Travelzoo Local	1,423	393	2,529	2,644
Jack’s Flight Club	860	945	1,747	1,628
Total revenues	$19,079	$7,004	$33,363	$27,331
Travelzoo North America
North America revenues increased $9.8 million for the three months ended June 30, 2021 from the three months ended June 30, 2020. This increase was primarily due to $9.2 million increase in Travel revenues and $620,000 increase in Local revenues. We have seen continued improvement in our business and a trend of revenue recovery since the global pandemic in 2020. The increase in Travel revenue of $9.2 million was primarily due to $5.3 million increase as a result of higher revenues from Top 20 and Newsflash, $2.6 million increase in Getaways vouchers due to increase in number of vouchers sold and $1.0 million increase in hotel commission. The increase in Local revenues of $620,000 was primarily due to the increase in number of Local Deals vouchers sold.
North America revenues increased $6.9 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. This increase was primarily due to $7.0 million increase in Travel revenues and $92,000 decrease in Local revenues. The increase in Travel revenue of $7.0 million was primarily due to $6.5 million increase due to in number of Getaways vouchers sold. The decrease in Local revenues of $92,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $2.4 million for the three months ended June 30, 2021 from the three months ended June 30, 2020. The increase was primarily due to $1.6 million increase in Travel revenues and $352,000 increase in Local revenues and $426,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.6 million was primarily due to the increase in number of Getaways vouchers sold.
Europe revenues decreased $992,000 for the six months ended June 30, 2021 from the six months ended June 30, 2020. The decrease was primarily due to $1.6 million decrease in Travel revenues and $102,000 decrease in Local revenues, offset partially by $702,000 positive impact from foreign currency movements relative to the U.S. dollar. The decrease in Travel revenue of $1.6 million was primarily due to $2.5 million decrease as a result of lower revenues from Top 20 and Newsflash and $785,000 decrease in our website advertisements, offset partially by $2.4 million increase in Getaways vouchers due to increase in number of vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals.
Jack’s Flight Club’s revenue decreased by $85,000 for three months ended June 30, 2021 from the three months ended June 30, 2020 due to the decrease of premium members.
Jack’s Flight Club’s revenue was $1.7 million for the six months ended June 30, 2021 and was $1.6 million for the period between January 13, 2020 through June 30, 2020. The revenue for 2020 was negatively impacted by approximately $824,000 from January 13, 2020 through June 30, 2020 due to the acquisition revenue adjustment related to the deferred revenue sold prior to acquisition.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.5 million and $2.1 million, respectively for the three months ended June 30, 2021 and 2020. Cost of revenues was $5.5 million and $4.8 million, respectively, for the six months ended June 30, 2021 and 2020.
Cost of revenues for Travelzoo North America and Travelzoo Europe was $2.5 million and $2.0 million, respectively, for the three months ended June 30, 2021 and 2020. The increase of $416,000 was primarily due to $191,000 increase in expenses from third-party partners of the Travelzoo Network and $190,000 increase in professional service expenses. Cost of revenue for Jack’s Flight Club decreased to $66,000 from $101,000, respectively, for the three months ended June 30, 2021 and 2020. The decrease of $35,000 was primarily due the decrease in credit card fees.
Cost of revenues for Travelzoo North America and Travelzoo Europe was $5.4 million and $4.6 million, respectively, for the six months ended June 30, 2021 and 2020. The increase of $738,000 was primarily due to $522,000 increase in credit card fee as a result of increased voucher sales and $406,000 increase in professional service expenses. Cost of revenue for Jack’s Flight Club decreased to $156,000 for the six months ended June 30, 2021 from $198,000 for the period between January 13, 2020 through June 30, 2020. The decrease of $42,000 was primarily due the decrease in credit card fees.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $7.3 million and $4.3 million for the three months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses were $14.1 million and $17.4 million for the six months ended June 30, 2021 and 2020, respectively. Advertising expenses consist primarily of online advertising, which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2021, advertising expenses accounted for 12% of the total sales and marketing expenses. We did not incur any advertising expenses for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, advertising expenses accounted for 8% and 14%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for Travelzoo North America and Travelzoo Europe was $7.2 million and $4.2 million, respectively, for the three months ended June 30, 2021 and 2020. The increase of $3.0 million was primarily due to $1.6 million increase for headcount related expenses, $820,000 increase in member acquisition costs and $227,000 increase in marketing expenses. Sales and marketing expenses for Jack's Flight Club increased to $153,000 for the three months ended June 30, 2021 from $62,000 for the three months ended June 30, 2020 due to increase in headcount related expenses.
Sales and marketing expenses for Travelzoo North America and Travelzoo Europe was $13.9 million and $17.1 million, respectively, for the six months ended June 30, 2021 and 2020. The decrease of $3.2 million was primarily due to $732,000 decrease in marketing expenses, $674,000 decrease in member acquisition costs, $313,000 decrease in travel expenses and $265,000 decrease in software license expenses. Sales and marketing expenses for Jack's Flight Club decreased to $265,000 for the six months ended June 30, 2021 from $327,000 for the period between January 13, 2020 through June 30, 2020 primarily due to decrease in advertising expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $685,000 and $566,000 for the three months ended June 30, 2021 and 2020, respectively. Product development expenses were $1.4 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. Jack's Flight Club did not incur product development expenses for the three and six months ended June 30, 2021 and 2020.
Product development expenses increased $119,000 for the three months ended June 30, 2021 from the three months ended June 30, 2020 primarily due to $81,000 increase in professional service fees.
Product development expenses decreased $626,000 for the six months ended June 30, 2021 from the six months ended June 30, 2020 primarily due to $435,000 decrease for headcount related expenses and $145,000 decrease in professional service fee.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $5.1 million and $6.6 million for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses were $9.6 million and $12.2 million for the six months ended June 30, 2021 and 2020, respectively.
General and administrative expenses for Travelzoo North America and Travelzoo Europe was $4.6 million and $5.6 million, respectively, for the three months ended June 30, 2021 and 2020. The decrease of $1.0 million was primarily due to the $3.2 million decrease in stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and repricing of certain previously granted options, offset partially by $1.5 million gain relating to Jack’s Flight Club's promissory note forgiveness in the three months ended June 30, 2020 and $874,000 increase for headcount related expenses. General and administrative expenses for Jack’s Flight Club was $471,000 and $1.0 million, respectively, for the three months ended June 30, 2021 and 2020. The decrease of $559,000 was primarily due to the $448,000 additional payment the Company reached with Jack’s Flight Club in 2020 on the settlement agreement.
General and administrative expenses for Travelzoo North America and Travelzoo Europe was $8.4 million and $10.7 million, respectively, for the six months ended June 30, 2021 and 2020. The decrease of $2.3 million was primarily due to the $2.3 million decrease in stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and repricing of certain previously granted options and $1.8 million decrease in bad debt expense, offset partially by $1.5 million gain relating to Jack’s Flight Club's promissory note forgiveness in the six months ended June 30, 2020. General and administrative expenses for Jack’s Flight Club was $1.3 million for the six months ended June 30, 2021 and $1.4 million for the period between January 13, 2020 through June 30, 2020. The decrease of $180,000 was primarily due to the $448,000 additional payment the Company reached with Jack’s Flight Club in 2020 on the settlement agreement, offset partially by the $230,000 of indirect tax expenses Jack’s Flight Club recorded in the six months ended June 30, 2021.
Impairment of intangible assets and goodwill
We determined that the global pandemic that was declared in March 2020 was a triggering event requiring us to assess our long-lived assets including goodwill for impairment in the first quarter of 2020. The Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 and goodwill was impaired for $2.1 million, and the Company recorded these impairments in the first quarter of 2020. The Company also did an annual assessment of our long-lived assets in the fourth quarter of 2020 but determined that no impairment was required at that time.
Other Income (Loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.

Other income (loss) was $684,000 and ($179,000), respectively, for the three months ended June 30, 2021 and 2020. Other income (loss) was $518,000 and ($185,000), respectively, for the six months ended June 30, 2021 and 2020. The increase for the three and six months ended June 30, 2021 from three and six months ended June 30, 2020 was due to the $429,000 gain recorded in the second quarter of 2021 as the result of partial PPP loan forgiveness.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense (benefit) was $1.1 million and ($1.3 million), respectively, for the three months ended June 30, 2021 and 2020. Our effective tax rate was 27% and 19%, respectively, for the three months ended June 30, 2021 and 2020. Income tax expense (benefit) was $1.9 million and ($1.8 million), respectively, for the six months ended June 30, 2021 and 2020. Our effective tax rate was 58% and 15%, respectively, for the three months ended June 30, 2021 and 2020 respectively.
Our effective tax rate increased for the three and six months ended June 30, 2021 from three and six months ended June 30, 2020 primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Travelzoo North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenue	$13,985	$4,202	$23,804	$16,899
Operating profit (loss)	$3,533	$(4,702)	$3,572	$(5,678)
Operating profit (loss) as a % of revenue	25.3%	(111.9)%	15.0%	(33.6)%
North America revenues increased by $9.8 million for the three months ended June 30, 2021 from the three months ended June 30, 2020 (see “Revenues” above). North America expenses increased by $1.5 million for the three months ended June 30, 2021 from the three months ended June 30, 2020. The increase was primarily due to $1.5 million gain relating to Jack’s Flight Club’s promissory note forgiveness in 2020, $1.3 million increase for headcount related expenses, $752,000 increase in member acquisition costs, $498,000 increase in professional service fees, $197,000 increase in expenses from third-party partners of the Travelzoo Network and $181,000 increase in marketing expenses, offset partially be $3.2 million decrease in stock-based compensation expense as the result of the shareholders’ approval in May 2020 of newly granted options and increases and repricing of certain previously granted options.
North America revenues increased by $6.9 million for the six months ended June 30, 2021 from the six months ended June 30, 2020 (see “Revenues” above). North America expenses decreased by $2.3 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. The decrease was primarily due to $2.5 million decrease in stock-based compensation expense as the result of the shareholders’ approval in May 2020 of newly granted options and repricing of certain previously granted options and $1.0 million decrease for headcount related expenses, offset partially by $1.5 million gain relating to Jack’s Flight Club’s promissory note forgiveness in 2020.
Travelzoo Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenue	$4,234	$1,857	$7,812	$8,804
Operating profit (loss)	$(227)	$(1,683)	$(923)	$(3,024)
Operating profit (loss) as a % of revenue	(5.4)%	(90.6)%	(11.8)%	(34.3)%

Europe revenues increased by $2.4 million for the three months ended June 30, 2021 from the three months ended June 30, 2020 (see “Revenues” above). Europe expenses increased by $921,000 for the three months ended June 30, 2021 from the three months ended June 30, 2020. The increase was primarily due to $1.3 million increase for headcount related expenses, offset partially by $397,000 decrease in bad debt expenses.
Europe revenues decreased by $992,000 for the six months ended June 30, 2021 from the six months ended June 30, 2020 (see “Revenues” above). Europe expenses decreased by $3.1 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. The decrease was primarily due to $1.3 million decrease in bad debt expenses, $730,000 decrease in member acquisition costs, $605,000 decrease in marketing expenses and $256,000 decrease in office expenses,
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $20,000 and $79,000 for the three and six months ended June 30, 2021, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $49,000 and $79,000 for the three and six months ended June 30, 2020, respectively.
Jack’s Flight Club

	Three Months Ended June 30,		Six Months Ended June 30,	January 13 through June 30
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenue	$860	$945	$1,747	$1,628
Operating profit (loss)	$170	$(248)	$60	$(3,263)
Operating profit (loss) as a % of revenue	19.8%	(26.2)%	3.4%	(200.4)%

Jack’s Flight Club revenues decreased by $85,000 for the three months ended June 30, 2021 from the three months ended June 30, 2020. Jack’s Flight Club expenses decreased by $160,000 for the three months ended June 30, 2021 from the three months ended June 30, 2020. The decrease was primarily due to the additional payment the Company reached with Jack’s Flight Club in 2020 on the settlement agreement.
Jack’s Flight Club revenues increased by $119,000 for the six months ended June 30, 2021 compared to the revenues from January 13, 2020 through June 30, 2020 (see “Revenues” above). Jack’s Flight Club expenses decreased by $3.3 million for the three months ended June 30, 2021 compared to the period between January 13, 2020 through June 30, 2020 primarily due to the impairment of intangible assets and goodwill charges the Company recorded in the first quarter of 2020.
Liquidity and Capital Resources
As of June 30, 2021, we had $81.0 million in cash and cash equivalents, of which $38.3 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash and cash equivalents increased $17.9 million from $63.1 million as of December 31, 2020 primarily by cash provided by operating activities offset by cash paid for taxes in net share settlement of stock option exercises and cash used to repurchase our common stocks. As of June 30, 2021, we had one PPP loan outstanding of approximately $3.1 million. On July 1, 2021, the principal and the interest of the outstanding PPP loan were forgiven. As of June 30, 2021, we had negative working capital of $12.7 million primarily due to an increase in merchants payables related to the sale of vouchers. The payables to merchants are generally due upon redemption of the vouchers. The vouchers have maturities that begin in July 2021 through December 2023, and we believe that redemption patterns may be delayed for international vouchers under the current environment. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, or if we are not able to remain profitable, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$21,950	$13,423
Net cash used in investing activities	(84)	(1,312)
Net cash used in financing activities	(4,760)	(5,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	697	(511)
Net increase in cash, cash equivalents and restricted cash	$17,803	$6,258
Net cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2021 was $22.0 million, which consisted of $18.2 million increase in cash from changes in operating assets and liabilities, $2.4 million in non-cash items and net income of $1.4 million. The increase in cash from changes in operating assets and liabilities primarily consisted of $25.2 million increase in merchant payables, offset partially by $4.8 million increase in accounts receivable and $2.8 million increase in prepaid expenses and other. Adjustments for non-cash items primarily consisted of $1.8 million of stock-based compensation.
Net cash provided by operating activities for the six months ended June 30, 2020 was $13.4 million, which consisted of $19.8 million increase in cash from changes in operating assets and liabilities and $7.7 million in non-cash items, offset by net loss of $14.0 million. The increase in cash from changes in operating assets and liabilities primarily consisted of the $8.2 million increase in merchant payables and $6.2 million decrease in accounts receivable. Adjustments for non-cash items primarily was consisted of $4.1 million of stock-based compensation, $2.9 million due to impairment of goodwill and intangible assets and $2.4 million of provision of loss on accounts receivable and other, offset partially by $1.5 million gain relating to Jack’s Flight Club's promissory notes forgiveness.

Cash paid for income tax, net of refunds received, during the six months ended June 30, 2021 and 2020 was $1.4 million and $482,000, respectively.
Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $84,000 and $1.3 million, respectively. The cash used in investing activities for the six months ended June 30, 2021 was for purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2020 was primarily due to the $1.0 million investment in Jack’s Flight Club acquisition less acquired cash of $321,000, $430,000 in other investments and $203,000 in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2021 and 2020 was $4.8 million and $5.3 million, respectively. The cash used in financing activities for the six months ended June 30, 2021 was primarily due to $3.1 million cash paid for taxes in net share settlement of stock option exercises and $1.6 million payment to repurchase common stock. The cash used in financing activities for the six months ended June 30, 2020 was primarily due to the $7.8 million promissory note payment for Jack’s Flight Club stock purchase and $1.2 million to repurchase common stock, offset by $3.7 million proceeds from PPP loans.
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
We are subject to risks and uncertainties as a result of the global pandemic. Because of the global pandemic, many of our advertisers have paused, canceled, and stopped advertising with us. Additionally, there have been a large amount of cancellations for our hotel and travel package partners as well as refund requests for our vouchers with the Company’s restaurant and spa partners. We have taken steps to adopt new policies and reduce expenses in an effort to maintain our cash position, while we evaluate potential business options and strategic alternatives that may be available.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.2 million as of June 30, 2021. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of June 30, 2021, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase shares of our equity securities during the three months ended June 30, 2021.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares of common stock in 2019. The Company repurchased 168,602 shares of common stock in 2020. There were 395,029 shares remaining to be repurchased under this program as of June 30, 2021. The Company entered into a SRA with Mr. Holger Bartel and repurchased 100,000 shares of our equity securities from him in the first quarter of 2021. This transaction was approved by the Company's compensation committee and was not part of the 1,000,000 shares stock repurchase program authorized in May 2019.

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

Date: August 4, 2021