Form 10-Q
period 2021-09-30
TRAVELZOO
filed 2021-11-08
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 5, 2021 was 12,258,624 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$65,204	$63,061
Accounts receivable, less allowance for doubtful accounts of $2,045 and $2,814 as of September 30, 2021 and December 31, 2020, respectively	9,084	4,519
Prepaid income taxes	2,882	931
Prepaid expenses and other	3,184	1,303
Assets from discontinued operations	63	230
Total current assets	80,417	70,044
Deposits and other	8,219	745
Deferred tax assets	3,637	5,067
Restricted cash	1,154	1,178
Operating lease right-of-use assets	8,005	8,541
Property and equipment, net	794	1,347
Intangible assets, net	3,700	4,534
Goodwill	10,944	10,944
Total assets	$116,870	$102,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,875	$6,996
Merchant payables	73,183	57,104
Accrued expenses and other	7,546	8,649
Deferred revenue	1,805	2,688
Operating lease liabilities	3,482	3,587
PPP notes payable (current portion)	—	2,849
Income tax payable	61	326
Liabilities from discontinued operations	469	671
Total current liabilities	98,421	82,870
PPP notes payables	—	814
Deferred tax liabilities	—	357
Long-term operating lease liabilities	9,721	10,774
Other long-term liabilities	2,249	1,085
Total liabilities	110,391	95,900
Commitments and contingencies	—	—
Non-controlling interest	4,608	4,609
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 11,923 shares issued and 11,823 shares outstanding as of September 30, 2021 and 11,365 shares issued and outstanding as of December 31, 2020)	118	114
Treasury stock (at cost, 100 shares and 0 shares at September 30, 2021 and December 31, 2020, respectively)	(1,583)	—
Additional paid in capital	3,432	6,239
Retained earnings (accumulated deficit)	3,792	(403)
Accumulated other comprehensive loss	(3,888)	(4,059)
Total stockholders’ equity	1,871	1,891
Total liabilities and stockholders’ equity	$116,870	$102,400
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$15,688	$13,787	$49,051	$41,118
Cost of revenues	2,992	2,924	8,532	7,768
Gross profit	12,696	10,863	40,519	33,350
Operating expenses:
Sales and marketing	7,709	6,929	21,839	24,311
Product development	684	592	2,052	2,586
General and administrative	4,564	4,545	14,180	16,709
Impairment of intangible assets and goodwill	—	—	—	2,920
Total operating expenses	12,957	12,066	38,071	46,526
Operating income (loss)	(261)	(1,203)	2,448	(13,176)
Other income (loss), net	3,344	(37)	3,862	(222)
Income (loss) from continuing operations before income taxes	3,083	(1,240)	6,310	(13,398)
Income tax expense (benefit)	233	(244)	2,111	(2,070)
Income (loss) from continuing operations	2,850	(996)	4,199	(11,328)
Income (loss) from discontinued operations, net of taxes	(19)	(230)	(5)	(3,944)
Net income (loss)	2,831	(1,226)	4,194	(15,272)
Net income (loss) attributable to non-controlling interest	8	125	(1)	(1,122)
Net income (loss) attributable to Travelzoo	$2,823	$(1,351)	$4,195	$(14,150)

Net income (loss) attributable to Travelzoo—continuing operations	$2,842	$(1,121)	$4,200	$(10,206)
Net income (loss) attributable to Travelzoo—discontinued operations	$(19)	$(230)	$(5)	$(3,944)

Income (loss) per share—basic
Continuing operations	$0.24	$(0.10)	$0.36	$(0.90)
Discontinued operations	$—	$(0.02)	$—	$(0.35)
Net income (loss) per share —basic	$0.24	$(0.12)	$0.36	$(1.25)

Income (loss) per share—diluted
Continuing operations	$0.22	$(0.10)	$0.32	$(0.90)
Discontinued operations	$—	$(0.02)	$—	$(0.35)
Income (loss) per share—diluted	$0.22	$(0.12)	$0.32	$(1.25)

Shares used in per share calculation from continuing operations—basic	11,648	11,310	11,510	11,353
Shares used in per share calculation from discontinued operations—basic	11,648	11,310	11,510	11,353

Shares used in per share calculation from continuing operations—diluted	12,904	11,310	13,132	11,353
Shares used in per share calculation from discontinued operations—diluted	11,648	11,310	11,510	11,353

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$2,831	$(1,226)	$4,194	$(15,272)
Other comprehensive income (loss):
Foreign currency translation adjustment	(401)	532	171	(682)
Total comprehensive income (loss)	$2,430	$(694)	$4,365	$(15,954)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,194	$(15,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,408	1,806
Stock-based compensation	2,788	5,243
Deferred income tax	1,073	(1,747)
Impairment of intangible assets and goodwill	—	2,920
Gain on promissory notes payable settlement	—	(1,500)
Loss on long-lived assets	—	437
Loss on equity investment in WeGo	—	474
Gain on PPP notes payable forgiveness	(3,588)	—
Net foreign currency effect	(300)	(542)
Provision for (reversal of) loss on accounts receivable, refund reserve and other	(1,725)	3,923
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,848)	6,246
Prepaid income taxes	(2,007)	685
Prepaid expenses and other	(9,473)	1,626
Accounts payable	5,024	12,709
Merchant payable	16,486	20,532
Accrued expenses and other	(452)	(1,381)
Income tax payable	(263)	(479)
Other liabilities	(34)	1,904
Net cash provided by operating activities	9,283	37,584
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(679)
Other investments	—	(430)
Purchases of property and equipment	(24)	(252)
Net cash used in investing activities	(24)	(1,361)
Cash flows from financing activities:
Repurchase of common stock	(1,583)	(1,205)
Payment of notes payables	(110)	(7,800)
Proceeds from PPP notes payable	—	3,663
Exercise of stock options and taxes paid for net share settlement	(5,424)	—
Net cash used in financing activities	(7,117)	(5,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(126)	393
Net increase in cash, cash equivalents and restricted cash	2,016	31,274
Cash, cash equivalents and restricted cash at beginning of period	64,385	20,710
Cash, cash equivalents and restricted cash at end of period	$66,401	$51,984
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,978	$1,230
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,777	$3,207
Cash paid for amounts included in the measurement of lease liabilities	$3,291	$3,063
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$—	$11,000
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$(403)	$(4,059)	$1,891
Stock-based compensation expense	—	—	—	882	—	—	882
Treasury stock		—	(1,583)	—	—	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	205	1	—	(2,842)		—	(2,841)
Foreign currency translation adjustment	—	—	—	—	—	410	410
Net loss–Travelzoo	—	—	—	—	(1,642)	—	(1,642)
Balances, March 31, 2021	11,570	115	(1,583)	4,279	(2,045)	(3,649)	(2,883)
Stock-based compensation expense	—	—	—	935	—	—	935
Exercise of stock options and taxes paid for net share settlement	24	—	—	(226)	—	—	(226)
Foreign currency translation adjustment	—	—	—	—	—	162	162
Net income—Travelzoo	—	—	—	—	3,014	—	3,014
Balances, June 30, 2021	11,594	115	(1,583)	4,988	969	(3,487)	1,002
Stock-based compensation expense	—	—	—	971	—	—	971
Exercise of stock options and taxes paid for net share settlement	329	3	—	(2,527)	—	—	(2,524)
Foreign currency translation adjustment	—	—	—	—	—	(401)	(401)
Net income—Travelzoo	—	—	—	—	2,823	—	2,823
Balances, September 30, 2021	11,923	$118	$(1,583)	$3,432	$3,792	$(3,888)	$1,871

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	23	—	—	23
Repurchase and retirement of common stock	(169)	(2)	(23)	(1,180)	—	(1,205)
Foreign currency translation adjustment	—	—	—	—	(871)	(871)
Net loss–Travelzoo	—	—	—	(6,609)	—	(6,609)
Balances, March 31, 2020	11,310	113	—	6,411	(4,323)	2,201
Stock-based compensation expense	—	—	4,031	—	—	4,031
Foreign currency translation adjustment	—	—	—	—	(343)	(343)
Net loss—Travelzoo	—	—	—	(6,190)	—	(6,190)
Balances, June 30, 2020	11,310	113	4,031	221	(4,666)	(301)
Stock-based compensation expense	—	—	1,189	—	—	1,189
Foreign currency translation adjustment	—	—	—	—	532	532
Net loss—Travelzoo	—	—	—	(1,351)	—	(1,351)
Balances, September 30, 2020	11,310	$113	$5,220	$(1,130)	$(4,134)	$69

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
We also license the use of these products and our intellectual property in various countries in Asia Pacific, including but not limited to Australia, New Zealand, Japan, South Korea and Southeast Asia. We are also the majority shareholder of JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club.
For our voucher products, we receive a percentage of the face value of the voucher from the local businesses.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model, whereby Travelzoo’s business practices and intellectual property are utilized by local licensees to continue to provide high quality insider deals and content to Travelzoo members throughout Asia Pacific. Such existing members in Asia Pacific will continue to be owned by Travelzoo as the licensor. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000) to be repaid over 3 years which the Company recorded as other assets on the unaudited condensed consolidated balance sheet as of September 30, 2021.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew.
The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $0 and $9,000 from Travelzoo Japan for the three and nine months ended September 30, 2021. The Company recognized royalties of $2,000 for its licensing arrangements from AUS Buyer for the three and nine months ended September 30, 2021. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.
Per the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $213,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net. for the sale of WeGo shares in 2020.
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

The Company acquired the domain name and trademark “weekend.com” in 2005 which was amortized over five years. Concurrently with the sale of the shares, the Company also sold the domain name and trademark “weekend.com” to trivago in exchange for a payment of $822,000. The Company recorded $822,000 gain in general and administrative expenses for the sale of the domain name and trademark “weekend.com” in 2020.
Jack’s Flight Club
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2021, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of September 30, 2021, Azzurro is the Company's largest shareholder, holding approximately 38.9% of the Company's outstanding shares.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and the Company makes no representations related thereto.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2020, $1.3 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $620,000 was recognized as revenue during the nine months ended September 30, 2021. At September 30, 2021, the deferred revenue balance was $1.8 million, of which $429,000 was for Travelzoo North America and Travelzoo Europe, and the remaining $1.4 million was for Jack's Flight Club.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between October 2021 through December 2023. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2021 the Company had approximately $18.3 million of unredeemed vouchers that had been sold through September 30, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.1 million for these unredeemed vouchers as of September 30, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. As of December 31, 2020, the Company had approximately $15.2 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale and estimated a refund liability of $3.9 million for these unredeemed vouchers as of December 31, 2020 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $73.2 million as of September 30, 2021 related to unredeemed vouchers. Insertion orders and merchant agreements for Travelzoo Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company performed its annual test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the nine months ended September 30, 2021.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company evaluated goodwill in the first quarter of 2020 due to the global pandemic and recorded an impairment expense of $2.1 million. The Company performed its annual impairment test as of October 31, 2020 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the nine months ended September 30, 2021.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of September 30, 2021 and December 31, 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
Many of the Company’s advertisers and partners are part of the global travel and hospitality industry. The measures implemented to contain COVID have had, and are expected to continue to have, a significant negative effect on the Company’s business, financial condition, results of operations, and cash flows. The measures implemented led to many of the Company’s advertisers pausing, canceling, or stopping advertising with us, as well as a high level of cancellations for our hotel partners and travel package partners, and refund requests for vouchers sold by Travelzoo for restaurant and spa partners. It is difficult to estimate the impact of the COVID pandemic on the Company’s future revenues, results of operations, cash flows, liquidity, or financial condition.
As of September 30, 2021, the Company had merchant payables of $73.2 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $18.0 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from October 2021 through December 2023. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of September 30, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$65,204	$63,061
Restricted cash	1,154	1,178
Cash, cash equivalents and restricted cash–discontinued operations	43	146
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$66,401	$64,385
The Company’s restricted cash was included in noncurrent assets as of September 30, 2021 and December 31, 2020.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$2,842	$(1,121)	$4,200	$(10,206)
Net loss attributable to Travelzoo—discontinued operations	$(19)	$(230)	$(5)	$(3,944)
Denominator:
Weighted average common shares—basic	11,648	11,310	11,510	11,353
Effect of dilutive securities: stock options	1,256	—	1,622	—
Weighted average common shares—diluted	12,904	11,310	13,132	11,353

Income (loss) per share—basic
Continuing operations	$0.24	$(0.10)	$0.36	$(0.90)
Discontinued operations	—	(0.02)	—	(0.35)
Net income (loss) per share —basic	$0.24	$(0.12)	$0.36	$(1.25)

Income (loss) per share—diluted
Continuing operations	$0.22	$(0.10)	$0.32	$(0.90)
Discontinued operations	—	(0.02)	—	(0.35)
Net income (loss) per share—diluted	$0.22	$(0.12)	$0.32	$(1.25)
For the three and nine months ended September 30, 2021 and 2020, options to purchase 50,000 shares and 3.4 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.
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
Intangible assets:
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

There has been no change in goodwill for the nine months ended September 30, 2021 and no changes since March 31, 2020.

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
The following table represents the activities of intangible assets for the nine months ended September 30, 2021 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name	(810)
Amortization of intangible assets with definite lives	(1,276)
Intangible assets- December 31, 2020	4,534
Amortization of intangible assets with definite lives	(284)
Intangible assets- March 31, 2021	4,250
Amortization of intangible assets with definite lives	(275)
Intangible assets- June 30, 2021	3,975
Amortization of intangible assets with definite lives	(275)
Intangible assets- September 30, 2021	$3,700

Amortization expense for acquired intangibles was $275,000 and $333,000 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for acquired intangibles was $833,000 and $943,000 for the nine months ended September 30, 2021 and 2020, respectively. Expected future amortization expense of acquired intangible assets as of September 30, 2021 is as follows (in thousands):

Years ending December 31,
2021 remainder	$274
2022	875
2023	641
2024	250
2025	10
$2,050
As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company performed its annual impairment testing of Trade name during the fourth fiscal quarter and did not identify any additional impairment in 2020. The Company did not identify any indicators of impairment during the nine months ended September 30, 2021.
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
The following table summarizes the pro forma financial information (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenues	$13,787	$41,239
Net loss	$(1,226)	$(15,247)

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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the nine months ended September 30, 2021 and 2020.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to nine years. Refer to Note 11 for Leases as of September 30, 2021. The Company maintains several standby letters of credit (“LOC”) to serve as collateral issued to certain landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $3.4 million as of September 30, 2021, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.

Note 5: Income Taxes
Ordinarily, in determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. Due to the global pandemic, and difficulty forecasting the calendar year 2021 of income (loss) by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the nine months ended September 30, 2021. The Company's effective tax rate from continuing operations was 8% and 20%, respectively, for the three months ended September 30, 2021 and 2020. The Company’s effective tax rate for the three months ended September 30, 2021 decreased from the three months ended September 30, 2020 primarily due to PPP loan forgiveness income generated in the three months ended September 30, 2021 that is exempt from tax. The Company's effective tax rate from continuing operations was 33% and 15%, respectively, for the nine months ended September 30, 2021 and 2020. The Company's effective tax rate increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation, offset by PPP Loan forgiveness income exempt from tax.
As of September 30, 2021, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $723,000.
The Company maintains liabilities for uncertain tax positions. At September 30, 2021, the Company had approximately $961,000 in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At September 30, 2021 and December 31, 2020, the Company had approximately $278,000 and $235,000 in accrued interest, and $89,000 and $0 in accrued penalties, respectively.
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

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$(3,487)	$(4,666)	$(4,059)	$(3,452)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(401)	349	171	(460)
Reclassification of amounts to income relating to APAC discontinued operations, net of tax	—	183	—	(222)
Ending balance	$(3,888)	$(4,134)	$(3,888)	$(4,134)
The Company reclassified $599,000 from accumulated other comprehensive income (loss) for the year ended December 31, 2020 due to Asia Pacific was considered a discontinued operation in March 2020. There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2021. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. During the three months ended September 30, 2021, 500,000 options granted pursuant to the 2015 Option Agreement and 160,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 188,737 shares of common stock were issued as the result of a cashless exercise and 112,901 shares of common stock were issued as the result of net settlement with respect to the exercise price were approved by Travelzoo's Board of Directors. During the nine months ended September 30, 2021, 600,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 160,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 367,086 shares of common stock were issued as the result of a cashless exercise and 112,901 shares of common stock were issued as the result of net settlement with respect to the exercise price were approved by Travelzoo's Board of Directors. Mr. Bartel did not exercise options in the second quarter of 2021. Total stock-based compensation of $382,000 was recorded in general and administrative expenses for each of the three months ended September 30, 2021 and 2020, respectively. Total stock-based compensation of $1.1 million and $3.9 million was recorded in general and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $382,000 of unrecognized stock-based compensation expense relating to the 2019 Option Agreement and applicable Option Agreement Amendment. This amount is expected to be recognized over the last three months of 2021.

In May 2018, pursuant to executed Option Agreements, the Company granted an employee options to purchase 50,000 shares of common stock with an exercise price of $14.70 and annual vesting beginning in May 2019. The options expire in May 2028. Total stock-based compensation of $0 and $34,000 was recorded in sales and marketing expense for the three and nine months ended September 30, 2020. Upon the departure of the employee in 2020, 25,000 unvested options were forfeited and 25,000 vested option were canceled.
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

In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. During the nine months ended September 30, 2021, 75,000 unvested options were forfeited upon an employee’s departure, 100,000 options were exercised and 54,110 shares of common stock were issued as the result of the cashless exercises. Total stock-based compensation related to these option grants of $97,000 and $362,000 was recorded in general and administrative expenses for the three months ended September 30, 2021 and 2020. Total stock-based compensation related to these option grants of $248,000 and $523,000 was recorded in general and administrative expenses for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was approximately $741,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.9 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for each of the three months ended September 30, 2021 and 2020. Total stock-based compensation related to these option grants of $1.2 million and $771,000 was recorded in general and administrative expenses for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was approximately $771,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next six months.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. This amount is expected to be recognized over the next year. During the nine months ended September 30, 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of the cashless exercises. Total stock-based compensation related to these option grants of $49,000 and $59,000 was recorded in general and administrative expenses for the three months ended September 30, 2021 and 2020. Total stock-based compensation related to these option grants of $157,000 and $79,000 was recorded in general and administrative expenses for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was approximately $491,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.5 years.

On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. Total stock-based compensation related to these option grants of $62,000 and $82,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2021. As of September 30, 2021, there was approximately $492,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.3 years.
Note 8: Stock Repurchase Program
The Company’s stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares of common stock in 2019. During the first quarter of 2020, the Company repurchased 169,602 shares of common stock for an aggregate purchase price of $1.2 million, which were retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. There were 395,029 shares remaining to be repurchased under this program as of September 30, 2021.

In March 2021, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were recorded as part of treasury stock as of September 30, 2021. This transaction was approved by the Compensation Committee of the Board of Directors.
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the nine months ended September 30, 2021, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.

The following is a summary of operating results by business segment (in thousands):

Three Months Ended September 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$9,527	$5,365	$796	$—	$15,688
Intersegment revenues (expenses)	136	(136)	—	—	—
Total net revenues	9,663	5,229	796	—	15,688
Operating profit (loss)	$(918)	$600	$57	$—	$(261)

Three Months Ended September 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$9,002	$3,798	$987	$—	$13,787
Intersegment revenues (expenses)	141	(141)	—	—	—
Total net revenues	9,143	3,657	987	—	13,787
Operating profit (loss)	$(696)	$(757)	$250	$—	$(1,203)

Nine Months Ended September 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$33,005	$13,503	$2,543	$—	$49,051
Intersegment revenues (expenses)	462	(462)	—	—	—
Total net revenues	33,467	13,041	2,543	—	49,051
Operating profit (loss)	$2,654	$(323)	$117	$—	$2,448

Nine Months Ended September 30, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$25,805	$12,706	$2,615	$(8)	$41,118
Intersegment revenues (expenses)	237	(245)	—	8	—
Total net revenues	26,042	12,461	2,615	—	41,118
Operating loss	$(6,374)	$(3,781)	$(3,013)	$(8)	$(13,176)

Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.

The following is a summary of assets by business segment (in thousands):

As of September 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$685	$109	$—	$—	$794
Total assets excluding discontinued operations	$140,116	$34,754	$6,468	$(64,531)	$116,807

As of December 31, 2020	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$1,123	$224	$—	$—	$1,347
Total assets excluding discontinued operations	$138,020	$31,659	$5,796	$(73,305)	$102,170
For the nine months ended September 30, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2021 and December 31, 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Travelzoo North America
Travel	$9,078	$8,706	$31,141	$23,772
Local	585	437	2,326	2,270
Total Travelzoo North America revenues	9,663	9,143	33,467	26,042
Travelzoo Europe
Travel	4,772	3,449	11,796	11,442
Local	457	208	1,245	1,019
Total Travelzoo Europe revenues	5,229	3,657	13,041	12,461
Jack’s Flight Club	796	987	2,543	2,615
Consolidated
Travelzoo Travel	13,850	12,155	42,937	35,214
Travelzoo Local	1,042	645	3,571	3,289
Jack’s Flight Club	796	987	2,543	2,615
Total revenues	$15,688	$13,787	$49,051	$41,118
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
United States	$8,607	$8,345	$31,042	$23,753
United Kingdom	4,218	3,095	9,325	10,189
Germany	1,390	1,386	4,287	4,148
Rest of the world	1,473	961	4,397	3,028
Total revenues	$15,688	$13,787	$49,051	$41,118

The following table sets forth property and equipment by geographic area (in thousands):

	September 30,	December 31,
	2021	2020
United States	$522	$912
Rest of the world	272	435
Total long-lived assets	$794	$1,347

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$970
Cost of revenues	—	—	—	6
Gross profit	—	—	—	964

Operating expenses:
Sales and marketing	—	—	—	1,712
Product development	—	—	—	—
General and administrative	17	69	29	3,413
Total operating expenses	17	69	29	5,125
Loss from operations	(17)	(69)	(29)	(4,161)
Other income (loss), net	(2)	(161)	24	217
Income (loss) before income taxes	(19)	(230)	(5)	(3,944)
Income tax expense	—	—	—	—
Net income (loss)	$(19)	$(230)	$(5)	$(3,944)
The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain inter-company charges that will not continue. $64,000 of cost of revenues were reclassified from the discontinued operations to continued operations and $7,000 of cost of revenues were reclassified from the continued operations to discontinued operations for the nine months ended September 30, 2020.
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K. (“Travelzoo Japan”) to Mr. Hajime Suzuki, the former General Manager of Japan of the Company (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan and South Korea in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Japan for 2020. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $0 and 9,000 from Travelzoo Japan for the three and nine months ended September 30, 2021. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew.

Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company recognized royalties of $2,000 from Travelzoo Singapore for 2020 or for the three and nine months ended September 30, 2021.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$43	$146
Accounts receivable, net	—	69
Prepaid expenses and other	20	15
Total assets from discontinued operations	$63	$230
LIABILITIES
Accounts payable	$457	$611
Accrued expenses and other	—	48
Deferred revenue	12	12
Total liabilities from discontinued operations	$469	$671

The net cash used in operating activities for the discontinued operations for the nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$10	$(1,821)

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

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$735	$1,011	$2,537	$3,423
Short-term lease cost	—	6	12	19
Variable lease cost	207	227	754	779
Sublease income	(84)	(84)	(252)	(252)
Total lease cost	$858	$1,160	$3,051	$3,969
For the nine months ended September 30, 2021 and 2020, cash payments against the operating lease liabilities totaled $3.3 million and $3.1 million, respectively. ROU assets obtained in exchange for lease obligations was $1.8 million and $3.2 million for nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$8,005	$8,541

Liabilities:
Operating lease liabilities	$3,482	$3,587
Long-term operating lease liabilities	9,721	10,774
Total operating lease liabilities	$13,203	$14,361

Weighted average remaining lease term (years)	6.68	7.28
Weighted average discount rate	3.4%	3.6%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$1,015
2022	3,203
2023	2,125
2024	1,426
2025	1,350
Thereafter	5,625
Total lease payments	14,744
Less interest	(1,541)
Present value of operating lease liabilities	$13,203
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
In the second quarter of 2021, the Company settled the $535,000 PPP loan, $429,000 was forgiven which was recorded as gain in “Other income (loss), net”, the remaining outstanding balance of the loan and interest of $111,000 was paid off. On July 1, 2021, the principal and the interest of the $3.1 million PPP loan were forgiven and a gain was recorded in “Other income (loss), net”, in the three months ended September 30, 2021. It is possible that the SBA could subsequently audit the forgiven loans. The Company believes it was eligible to participate in PPP, calculated the loan amount correctly, spent loan proceeds on allowable uses and is entitled to loan forgiveness. The Company will hold onto its financial documents relating to the PPP loans for six years as required.

Note 13: Related Party Transactions
License Agreement with Azzurro Brands Inc.
On March 12, 2021, the Company, with the approval of the Audit Committee of the Board of Directors, entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) that is a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million non-duplicated subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement requires that the Company pay a license fee of $413,000 per quarter with an initial payment of $894,000 due upon execution, which covers the period from execution until September 30, 2021. The payment of $894,000 was made in the first quarter of 2021 and recorded in sales and marketing expenses for the nine months ended September 30, 2021. The second payment of $701,000 was made in the second quarter of 2021 which covers the period from October 2021 through March 2022 and recorded in prepaid expenses and other as of September 30, 2021. The License Agreement has a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contains customary representations and warranties.
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
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2021, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain SPA with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See "Note 3: Acquisition" to the accompanying consolidated financial statements for further information.

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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between October 2021 through December 2023. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2021, the Company had approximately $18.3 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.1 million for these unredeemed vouchers as of September 30, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $73.2 million as of September 30, 2021 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Trends in Our Business
Our ability to generate revenues in the future depends on numerous factors such as our ability to sell more advertising to existing and new advertisers, our ability to increase our audience reach and advertising rates, our ability to have sufficient supply of hotels offered at competitive rates, our ability to develop and launch new products and our ability to continue to service our members without interruption. Our ability to generate revenues is also dependent on trends impacting the travel industry and online advertising businesses more broadly.
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers and travel more generally. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new technologies and advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. We also have been impacted and expect to continue to be impacted by external factors, such as the global pandemic, which decrease the demand for travel and entertainment and increasing cybersecurity risks due to increased dependence on digital technologies. We also could be indirectly impacted by climate change and related legislation to the extent such legislation impacts the businesses of our advertisers such as airlines and cruise ship operators, which have come under increasing scrutiny for their carbon footprints.
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
While the Company has already implemented a policy governing employees returning to the office voluntarily (in jurisdictions where they are permitted to do so), which includes health, safety and cleaning protocols, the Board and management are continually evaluating the best timeframe for employees’ official return to the offices, including implementing a phased return and ongoing remote working arrangements, and will determine when an official return will be safe for employees based on government regulations and guidance in the applicable jurisdictions.
The Company's PPP loans were forgiven as of September 30, 2021. The Company does not have any outstanding debt and does not anticipate needing to enter into any debt arrangements or raise any capital, publicly or privately, to support its operations and liquidity in the ordinary course of business.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	19.1	21.2	17.4	18.9
Gross profit	80.9	78.8	82.6	81.1
Operating expenses:
Sales and marketing	49.1	50.2	44.5	59.1
Product development	4.4	4.3	4.2	6.3
General and administrative	29.1	33.0	28.9	40.6
Impairment of intangible assets and goodwill	—	—	—	7.1
Total operating expenses	82.6	87.5	77.6	113.1
Operating income (loss)	(1.7)	(8.7)	5.0	(32.0)
Other income (loss), net	21.3	(0.3)	7.9	(0.5)
Income (loss) from continuing operations before income taxes	19.6	(9.0)	12.9	(32.5)
Income tax expense (benefit)	1.5	(1.8)	4.3	(5.0)
Income (loss) from continuing operations	18.1	(7.2)	8.6	(27.5)
Income (loss) from discontinued operations, net of taxes	(0.1)	(1.7)	—	(9.6)
Net income (loss)	18.0	(8.9)	8.6	(37.1)
Net income (loss) attributable to non-controlling interest	—	0.9	—	(2.7)
Net income (loss) attributable to Travelzoo	18.0%	(9.8)%	8.6%	(34.4)%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	September 30,
	2021	2020
North America
Total members (1)	17,241,000	16,480,000
Average cost per acquisition of a new member	$4.81	N/A
Revenue per member (2)	$2.74	$1.16
Revenue per employee (3)	$395,000	$169,000
Mobile application downloads	3,902,000	3,771,000
Social media followers	3,251,000	3,267,000
Europe
Total members (1)	8,437,000	8,865,000
Average cost per acquisition of a new member	$2.36	N/A
Revenue per member (2)	$1.99	$1.25
Revenue per employee (3)	$174,000	$120,000
Mobile application downloads	2,188,000	2,134,000
Social media followers	899,000	900,000
Jack's Flight Club
Total members	1,706,000	1,691,000
Consolidated
Total members (1)	30,690,000	30,518,000
Average cost per acquisition of a new member	$3.81	N/A
Revenue per member (2)	$2.48	$1.05
Revenue per employee (3)	$292,000	$147,000
Mobile application downloads	6,942,000	6,748,000
Social media followers	4,150,000	4,167,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Travelzoo North America
Travel	$9,078	$8,706	$31,141	$23,772
Local	585	437	2,326	2,270
Total Travelzoo North America revenues	9,663	9,143	33,467	26,042
Travelzoo Europe
Travel	4,772	3,449	11,796	11,442
Local	457	208	1,245	1,019
Total Travelzoo Europe revenues	5,229	3,657	13,041	12,461
Jack’s Flight Club	796	987	2,543	2,615
Consolidated
Travelzoo Travel	13,850	12,155	42,937	35,214
Travelzoo Local	1,042	645	3,571	3,289
Jack’s Flight Club	796	987	2,543	2,615
Total revenues	$15,688	$13,787	$49,051	$41,118
Travelzoo North America
North America revenues increased $520,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020. This increase was primarily due to $372,000 increase in Travel revenues and $148,000 increase in Local revenues. We have seen improvement in our business and a trend of revenue recovery compared to the global pandemic time in 2020. The increase in Travel revenue of $372,000 was primarily due to $3.5 million increase as a result of higher revenues from Top 20 and Newsflash and $354,000 increase in hotel commission, offset partially by $3.6 million decrease in Getaways vouchers due to decrease in number of vouchers sold. The increase in Local revenues of $148,000 was primarily due to the increase in number of Local Deals vouchers sold.
North America revenues increased $7.4 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. This increase was primarily due to $7.4 million increase in Travel revenues and $56,000 increase in Local revenues. The increase in Travel revenue of $7.4 million was primarily due to $3.6 million increase as a result of higher revenues from Top 20 and Newsflash, $2.9 million increase in Getaways vouchers due to increase in number of vouchers sold, and $1.0 million increase in hotel commission. The increase in Local revenues of $56,000 was primarily due to the increase in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $1.6 million for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase was primarily due to $1.2 million increase in Travel revenues, $219,000 increase in Local revenues and $202,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.2 million was primarily due to $639,000 increase in Getaways vouchers due to increase in number of vouchers sold and $566,000 increase as a result of higher revenues from Top 20 and Newsflash. The increase in Local revenues of $219,000 was primarily due to the increase in number of Local Deals vouchers sold.
Europe revenues increased $580,000 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The increase was primarily due to $117,000 increase in Local revenues and $904,000 positive impact from foreign currency movements relative to the U.S. dollar, offset partially by $441,000 decrease in Travel revenues. The decrease in Travel revenue of $441,000 was primarily due to decrease as a result of lower revenues from Top 20 and Newsflash. The increase in Local revenues of $117,000 was primarily due to the increase in number of Local Deals vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals.
Jack’s Flight Club’s revenue decreased by $191,000 for three months ended September 30, 2021 from the three months ended September 30, 2020 due to the decrease of premium members.
Jack’s Flight Club’s revenue was $2.5 million for the nine months ended September 30, 2021 and was $2.6 million for the period between January 13, 2020 through September 30, 2020. The revenue for 2020 was negatively impacted by approximately $824,000 from January 13, 2020 through September 30, 2020 due to the acquisition revenue adjustment related to the deferred revenue sold prior to acquisition.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $3.0 million and $2.9 million, respectively for the three months ended September 30, 2021 and 2020. Cost of revenues was $8.5 million and $7.8 million, respectively, for the nine months ended September 30, 2021 and 2020.
Cost of revenues for Travelzoo North America and Travelzoo Europe was $2.9 million and $2.8 million, respectively, for the three months ended September 30, 2021 and 2020. The increase of $73,000 was primarily due to $650,000 increase in software license expenses and $211,000 increase in expenses from third-party partners of the Travelzoo Network, offset partially by $688,000 decrease in credit card fees. Cost of revenue for Jack’s Flight Club decreased slightly to $71,000 from $76,000 for the three months ended September 30, 2021 and 2020, respectively.
Cost of revenues for Travelzoo North America and Travelzoo Europe was $8.3 million and $7.5 million, respectively, for the nine months ended September 30, 2021 and 2020. The increase of $811,000 was primarily due to increase in software license expenses. Cost of revenue for Jack’s Flight Club decreased to $227,000 for the nine months ended September 30, 2021 from $274,000 for the period between January 13, 2020 through September 30, 2020. The decrease of $47,000 was primarily due the decrease in payment processing fees.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $7.7 million and $6.9 million for the three months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses were $21.8 million and $24.3 million for the nine months ended September 30, 2021 and 2020, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2021 and 2020, advertising expenses accounted for 17% and 1%, respectively, of the total sales and marketing expenses. For the nine months ended September 30, 2021 and 2020, advertising expenses accounted for 11% and 10%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for Travelzoo North America and Travelzoo Europe was $7.6 million and $6.8 million, respectively, for the three months ended September 30, 2021 and 2020. The increase of $792,000 was primarily due to increase in member acquisition costs. Sales and marketing expenses for Jack's Flight Club decreased to $144,000 for the three months ended September 30, 2021 from $156,000 for the three months ended September 30, 2020 due to decrease in advertising and marketing expenses.

Sales and marketing expenses for Travelzoo North America and Travelzoo Europe was $21.4 million and $23.8 million, respectively, for the nine months ended September 30, 2021 and 2020. The decrease of $2.4 million was primarily due to $1.2 million decrease in facilities costs, $438,000 decrease in marketing expenses, $345,000 decrease in headcount related expenses and $324,000 decrease in software license expenses. Sales and marketing expenses for Jack's Flight Club decreased to $409,000 for the nine months ended September 30, 2021 from $483,000 for the period between January 13, 2020 through September 30, 2020 primarily due to decrease in advertising and marketing expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $684,000 and $592,000 for the three months ended September 30, 2021 and 2020, respectively. Product development expenses were $2.1 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively. Jack's Flight Club did not incur product development expenses for the three and nine months ended September 30, 2021 and 2020.
Product development expenses increased $92,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020 primarily due to increase in professional service fees.
Product development expenses decreased $534,000 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 primarily due to decrease in headcount related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.6 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses were $14.2 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively.
General and administrative expenses for Travelzoo North America and Travelzoo Europe was $4.0 million for each of the three months ended September 30, 2021 and 2020. The headcount related expenses increase of $238,000 was offset by the bad debt expenses decrease of $212,000 in the three months ended September 30, 2021. General and administrative expenses for Jack’s Flight Club was $524,000 and $505,000, respectively, for the three months ended September 30, 2021 and 2020. The increase of $19,000 was primarily due to the headcount related expenses.
General and administrative expenses for Travelzoo North America and Travelzoo Europe was $12.4 million and $14.8 million, respectively, for the nine months ended September 30, 2021 and 2020. The decrease of $2.4 million was primarily due to $2.0 million decrease in bad debt expense and $1.8 million decrease in headcount related expenses which mainly related to the decrease of stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and repricing of certain previously granted options, offset partially by $1.5 million gain relating to Jack’s Flight Club's promissory note forgiveness in the nine months ended September 30, 2020. General and administrative expenses for Jack’s Flight Club was $1.8 million for the nine months ended September 30, 2021 and $2.0 million for the period between January 13, 2020 through September 30, 2020. The decrease of $161,000 was primarily due to the $448,000 additional payment the Company reached with Jack’s Flight Club in 2020 on the settlement agreement, offset partially by the $230,000 of indirect tax expenses Jack’s Flight Club recorded in the nine months ended September 30, 2021.
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
Other Income (Loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, gains on extinguishment of PPP loans, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.

Other income (loss) was $3.3 million and ($37,000), respectively, for the three months ended September 30, 2021 and 2020. Other income (loss) was $3.9 million and ($222,000), respectively, for the nine months ended September 30, 2021 and 2020. The increase for the three months ended September 30, 2021 from three months ended September 30, 2020 was due to the $3.2 million gain recorded as the result of the PPP loan forgiveness in the three months ended September 30, 2021. The increase for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 was due to the $3.6 million gain recorded as the result of PPP loan forgiveness in the nine months of September 30, 2021.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense (benefit) was $233,000 and ($244,000), respectively, for the three months ended September 30, 2021 and 2020. Our effective tax rate was 8% and 20%, respectively, for the three months ended September 30, 2021 and 2020. Income tax expense (benefit) was $2.1 million and ($2.1 million), respectively, for the nine months ended September 30, 2021 and 2020. Our effective tax rate was 33% and 15%, respectively, for the three months ended September 30, 2021 and 2020 respectively.
Our effective tax rate decreased for the three months ended September 30, 2021 from three months ended September 30, 2020 primarily due to PPP loan forgiveness income generated in the three months ended September 30, 2021 that is exempt from tax . Our effective tax rate increased for the nine months ended September 30, 2021 from nine months ended September 30, 2020 primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation, offset by PPP Loan forgiveness income exempt from tax. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Travelzoo North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenue	$9,663	$9,143	$33,467	$26,042
Operating profit (loss)	$(918)	$(696)	$2,654	$(6,374)
Operating profit (loss) as a % of revenue	(9.5)%	(7.6)%	7.9%	(24.5)%
North America revenues increased by $520,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020 (see “Revenues” above). North America expenses increased by $742,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase was primarily due to $827,000 increase in member acquisition costs and $561,000 increase in software license expenses, offset partially by $609,000 decrease in credit card fees.
North America revenues increased by $7.4 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 (see “Revenues” above). North America expenses decreased by $1.6 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The decrease was primarily due to $2.5 million decrease in stock-based compensation expense as the result of the shareholders’ approval in May 2020 of newly granted options and repricing of certain previously granted options, $1.0 million decrease for headcount related expenses and $524,000 decrease in bad debt expenses, offset partially by $1.5 million gain relating to Jack’s Flight Club’s promissory note forgiveness in 2020 and $883,000 increase in expenses from third-party partners of the Travelzoo Network for the nine months ended September 30, 2021.

Travelzoo Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenue	$5,229	$3,657	$13,041	$12,461
Operating profit (loss)	$600	$(757)	$(323)	$(3,781)
Operating profit (loss) as a % of revenue	11.5%	(20.7)%	(2.5)%	(30.3)%
Europe revenues increased by $1.6 million for the three months ended September 30, 2021 from the three months ended September 30, 2020 (see “Revenues” above). Europe expenses increased by $215,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase was primarily due to increase in member acquisition costs.
Europe revenues increased by $580,000 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 (see “Revenues” above). Europe expenses decreased by $2.8 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The decrease was primarily due to $1.5 million decrease in bad debt expenses, $476,000 decrease in marketing expenses and $457,000 decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $64,000 and $4,000 for the three and nine months ended September 30, 2021, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $33,000 and $0 for the three and six months ended September 30, 2020, respectively.
Jack’s Flight Club

	Three Months Ended September 30,		Nine Months Ended September 30,	January 13 through September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenue	$796	$987	$2,543	$2,615
Operating profit (loss)	$57	$250	$117	$(3,013)
Operating profit (loss) as a % of revenue	7.2%	25.3%	4.6%	(115.2)%

Jack’s Flight Club revenues decreased by $191,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020. Jack’s Flight Club expenses slightly increased by $2,000 for the three months ended September 30, 2021 from the three months ended September 30, 2020.
Jack’s Flight Club revenues decreased by $72,000 for the nine months ended September 30, 2021 compared to the revenues from January 13, 2020 through September 30, 2020 (see “Revenues” above). Jack’s Flight Club expenses decreased by $3.2 million for the nine months ended September 30, 2021 compared to the period between January 13, 2020 through September 30, 2020 primarily due to the impairment of intangible assets and goodwill charges the Company recorded in the first quarter of 2020.
Liquidity and Capital Resources
As of September 30, 2021, we had $65.2 million in cash and cash equivalents, of which $31.5 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash and cash equivalents increased $2.1 million from $63.1 million as of December 31, 2020 primarily by cash provided by operating activities offset by cash paid for taxes in net share settlement of stock option exercises and cash used to repurchase our common stocks.

As of September 30, 2021, the Company had merchant payables of $73.2 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $18.0 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from October 2021 through December 2023. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of September 30, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$9,283	$37,584
Net cash used in investing activities	(24)	(1,361)
Net cash used in financing activities	(7,117)	(5,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(126)	393
Net increase in cash, cash equivalents and restricted cash	$2,016	$31,274
Net cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2021 was $9.3 million, which primarily consisted of $5.4 million increase in cash from changes in operating assets and liabilities, net income of $4.2 million and $344,000 decrease in non-cash items. The increase in cash from changes in operating assets and liabilities primarily consisted of $16.5 million increase in merchant payables and $5.0 million increase in accounts payable, offset partially by $9.5 million increase in prepaid expenses and other, $3.8 million increase in accounts receivable and $2.0 million increase in prepaid income taxes. Adjustments for non-cash items primarily consisted of $3.6 million gain on PPP notes payable forgiveness and $2.8 million of stock-based compensation
Net cash provided by operating activities for the nine months ended September 30, 2020 was $37.6 million, which consisted of $41.8 million increase in cash from changes in operating assets and liabilities and $11.0 million non-cash items, offset partially by net loss of $15.3 million. The increase in cash from changes in operating assets and liabilities primarily consisted of the $33.2 million increase in accounts payable and $6.2 million decrease in accounts receivable. Adjustments for non-cash items primarily was consisted of $5.2 million of stock-based compensation, $3.9 million of provision of loss on accounts receivable and other, $2.9 million impairment of goodwill and intangible assets and $1.8 million depreciation and amortization, offset partially by $1.7 million deferred income tax and $1.5 million gain relating to Jack Flight Club's promissory notes forgiveness.

Cash paid for income tax, net of refunds received, during the nine months ended September 30, 2021 and 2020 was $3.0 million and $1.2 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $24,000 and $1.4 million, respectively. The cash used in investing activities for the nine months ended September 30, 2021 was for purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2020 was primarily due to the $1.0 million investment in Jack’s Flight Club acquisition less acquired cash of $321,000, $430,000 in other investments and $252,000 in purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $7.1 million and $5.3 million, respectively. The cash used in financing activities for the nine months ended September 30, 2021 was primarily due to $5.4 million cash paid for taxes in net share settlement of stock option exercises and $1.6 million paid for common stock repurchase. The cash used in financing activities for the nine months ended September 30, 2020 was primarily due to the $7.8 million promissory note payment for Jack’s Flight Club stock purchase and $1.2 million to repurchase common stock, offset by $3.7 million proceeds from PPP loans.

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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.3 million as of September 30, 2021. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of September 30, 2021, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Many of the Company’s advertisers and partners are part of the global travel and hospitality industry. The measures implemented to contain COVID have had, and are expected to continue to have, a significant negative effect on our business, financial condition, and results of operations and cash flows. The measures implemented led to many of our advertisers pausing, canceling, or stopping advertising with us, as well as a high level of cancellations for our hotel partners and travel package partners, and refund requests for vouchers sold by Travelzoo for restaurant and spa partners. However, we have modified our policies, particularly with our vouchers, to extend expiration dates and allow for full refundability and have received positive feedback from Travelzoo members. We are also seeing many advertisers and partners starting to return to advertising with us, as the effects of the pandemic subside, although with the emergence of new COVID variants, this trend could stop or even reverse. We will continue to adapt our business strategy and policies as the situation evolves.
Any changes in laws or regulations that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring vaccination, COVID testing requirements in connection with travel, the closure of hotels or other travel-related businesses (such as restaurants and spas) or other restrictions in connection with or as a result of the COVID pandemic, may exacerbate the negative impact of COVID on our business, financial condition, results of operations, and cash flows. The ultimate extent of the COVID pandemic and its impact on travel is unknown and difficult to predict. As a result, the full extent of the impact on our business and results of operations is unknown. The pandemic and the emergence of new variants, including the Delta variant, could continue to hamper global economic activity for an extended period of time, even as restrictions begin to lift or vaccination rates increase, leading to decreased disposable income for consumers, increased and ongoing unemployment and/or a decline in consumer confidence, all of which could significantly reduce discretionary spending on travel. In turn, that could have a negative impact on demand for our services. Although the increase in vaccination rates has allowed many countries to open their borders for travel again, there is inconsistency in testing, vaccination and safety protocols across countries, making trip planning unpredictable and undermining consumer confidence. Because we operate in various countries (including through our licensing arrangements), we are subject to varying rates of recovery and diverse restrictions and reactions to COVID and vaccinations. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.
While we undertook certain actions to attempt to mitigate the effects of COVID on our business during 2020, including but not limited to employee furloughs, aggressive reduction of expenses and re-negotiation of material contracts and leases, our cost-savings activities may lead to disruptions in our business, inability to enhance or preserve our brand awareness, reduced employee morale and productivity, increased attrition, and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, financial condition, results of operations and cash flows, including in 2021 and beyond. While we do not anticipate additional cost-saving efforts will be necessary at this time, if new variants of COVID emerge or restrictions do not continue to subside, we could need to re-evaluate and resume mitigation and cost-cutting efforts.
For the reasons set forth above and other reasons that may come to light as the COVID pandemic and containment measures continue, it is difficult to estimate the impact on our future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect for the foreseeable future. We have seen that the COVID pandemic impacted our financial performance for 2020 and while we are seeing a trend of recovery in 2021, with the emergence of new variants and an ever-changing testing and vaccination environment, it is continuing to have an impact and is anticipated to continue to have an impact for the foreseeable future.
We are subject to payments-related and fraud risks.
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. Because COVID has increased the risk profile of travel-related companies, such payment processing services may require larger deposits, impose stricter rules or requirements, or may decide to stop working with companies related to the travel industry altogether. If we are unable to pivot to a new payment processor quickly, this could lead to periods of time where we are unable to accept or process payments from our members, impacting our ability to generate revenue. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.

Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase shares of our equity securities during the three months ended September 30, 2021.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares of common stock in 2019. The Company repurchased 168,602 shares of common stock in 2020. There were 395,029 shares remaining to be repurchased under this program as of September 30, 2021. Subsequent to September 30, 2021, the Company repurchased 91,015 shares of common stock for an aggregate purchase price of $925,000 under this stock repurchase program. The Company entered into a SRA with Mr. Holger Bartel and repurchased 100,000 shares of our equity securities from him in the first quarter of 2021. This transaction was approved by the Company's compensation committee and was not part of the 1,000,000 shares stock repurchase program authorized in May 2019.

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

Date: November 8, 2021