Form 10-K
period 2021-12-31
TRAVELZOO
filed 2022-03-31
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $101,539,000.
The number of shares of the Registrant's common stock outstanding as of March 16, 2022 was 12,055,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo® is a global Internet media company. We provide our 30.3 million members insider deals and one-of-a-kind experiences personally reviewed by one of our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. For over 20 years we have worked in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible deals.
Travelzoo (the “Company” or "we") attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. Our insider deals and email newsletters are published by Travelzoo and its licensees worldwide. The Travelzoo website is visited by 3.4 million to 6.1 million unique visitors each month. We also reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content including The Los Angeles Times and The Chicago Tribune. We have over 3.6 million followers on Facebook, Instagram, and Twitter. Our Apple and Android mobile applications have been downloaded 6.9 million times.
Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants.
We also license the use of these products and our intellectual property in various countries in Asia Pacific, including but not limited to Australia, Japan and Southeast Asia. We are also the majority shareholder of JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares.
As of December 31, 2021, we had 30.3 million members worldwide. In Europe, the unduplicated number of Travelzoo members was 8.4 million as of December 31, 2021, down 4% from December 31, 2020. In North America, the unduplicated number of Travelzoo members was 16.9 million as of December 31, 2021, up 4% from December 31, 2020. On March 15, 2021, Travelzoo added more than 2 million new members in the U.S. from a direct competitor from Europe exiting the U.S. market. Jack’s Flight Club had 1.8 million subscribers as of December 31, 2021, up 6% from December 31, 2020.
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

Revenues from the Travelzoo brand and business are generated primarily from advertising fees from two categories of revenue: Travel and Local. The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. The "Local" category consists of publishing revenue for negotiated high-quality deals from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers. Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue monthly pro rata over the subscription period. The Company also has licensing arrangements with licensees in (a) Australia, New Zealand, and Southeast Asia and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company records royalties on a one-quarter lag basis and recognized $12,000 in royalties in 2021. Under the licensing agreements, Travelzoo's existing members in the applicable territories will continue to be owned by Travelzoo as the licensor.
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. In 2021, the principal and the interest of the $3.1 million PPP loan and $429,000 of the $535,000 PPP loan were forgiven and a gain was recorded in “Other income (loss), net”. The Company paid off the remaining outstanding principal balance and the interest of $111,000 for the $535,000 PPP loan.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. In 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for all periods presented. On January 13, 2020, Travelzoo agreed to the Stock Purchase Agreement with the sellers of Jack’s Flight Club to purchase 60% of the outstanding shares of Jack’s Flight Club. Upon acquisition, the Company reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. For the year ended December 31, 2021, Travelzoo North America operations were 67% of revenues, Travelzoo Europe operations were 28% of revenues and Jack’s Flight Club operations were 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2021, Azzurro is the Company's largest stockholder, holding approximately 41% of the Company's outstanding shares.
As of December 31, 2021, there were 12,055,762 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
The global outbreak of coronavirus (COVID-19) in 2020 had unprecedented impact on the global travel and hospitality industries, including severely restricting travel, dining and activities (through border closures, quarantine and stay-at-home requirements, travel restrictions, limited operations of restaurants, spas, hotels, airlines and travel agencies), as well as the level of economic activity around the globe. According to the World Trade & Tourism Council (WTTC), the global Travel & Tourism industry produced $4.7 trillion in value for the total global economy in 2020 compared to $9.2 trillion in 2019. However, the global economy from travel and tourism in 2021 is expected to increase by $1.4 trillion based on WTTC's October 2021 report.

As the Company and many of our advertisers are part of the global travel and hospitality industries, the measures implemented to contain COVID-19 have had, and are expected to continue to have, a significant negative effect on our business. Many of the Company's advertising partners paused, canceled, and/or stopped advertising with the Company. Additionally, there has been a significant level of cancellations for the Company's hotel partners and travel package partners as well as refund requests for our vouchers with the Company’s hotel, restaurant and spa partners. However, we are starting to see that these trends are subsiding, as international travel begins to open up and travel in general is starting to return to pre-pandemic levels. Additionally, in response to the pandemic, the Company modified its policies, particularly with our vouchers, to extend expiration dates and to allow for full refundability and have received positive feedback from our members. The Company will continue to adopt new policies as the situation evolves.
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local deals. Our revenues are generated from advertising fees. According to Zenith Media's forecast in December 2021, global advertising expenditure will continue its recovery from pandemic in 2020 with 9.1% growth in 2022, after 15.6% growth in 2021. Zenith estimates that global ad spend may reach $705 billion in 2021 and will rise to $873 billion by 2024. We believe there is a sizable travel and entertainment industry in which we participate in that provides an opportunity to find high quality deals for our members. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Europe and North America to capture high quality deals for our members.
Digital advertising, a notable market, has been growing continuously. According to Zenith Media, digital advertising is expected to account for 61.5% of global advertising spending in 2022 and 65.1% by 2024. In addition, according to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast in December 2021, BIA/Kelsey estimates total local advertising spending to be $173 billion in 2022, indicating a 11.4% increase over 2021. We believe that traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise their offers, though the percentage spent on advertising in these traditional media outlets is decreasing. In addition, the continued rise in smart phones has changed the business rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices.
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
		24/7	3.4 million to 6.1 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to deals, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding deals	Weekly	26.5 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked deals chosen by our deal experts from among thousands

Newsflash	Regionally-targeted email alert service with a single time-sensitive and newsworthy travel and entertainment offer	Within two hours of an offer being identified	25.5 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Local Deals and Getaways	Locally-targeted email alert service with a single time-sensitive and newsworthy offer, including vouchers from local merchants such as spas, hotels and restaurants	Twice per week in active markets	167 local markets	Local targeting by zip code,100% share of voice for the local businesses, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding deals published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel deals that have been handpicked and professionally reviewed by our deal experts

Travelzoo mobile applications	iPhone and Android applications that allow users to discover the best travel, entertainment and local deals.	On-demand	6.9 million downloads	Allows travel, entertainment and local deals advertisers to reach our audience that is on the go.	24/7 access to travel, entertainment and local deals for consumers that are on the go.

Jack's Flight Club website	Website available in the U.S, U.K, Germany, Netherlands, Luxemburg, Norway, Sweden, Denmark, Belgium, listing up to date cheap flight deals to paying members.	24/7	136,000 visitors per month	N/A	24/7 access to deals, travel advice and guides. Ability to change user settings.

Jack's Flight Club mobile application	App available in the U.S, U.K, Germany, Netherlands, Luxemburg, Norway, Sweden, Denmark, Belgium, listing up to date cheap flight deals to paying members.	1 - 12 per week depending on membership level and region	163,000 sessions a month.	N/A	Timely alerts and push notifications of new deals, 24/7 access to deals, ability to change user settings

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

*    For the Travelzoo website, reach information is based on data from Google Analytics. For Top 20, Newsflash, Local Deals and Getaway, Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2021. For Jack’s Flight Club, reach/usage information is based on internal Jack’s Flight Club statistics as of December 31, 2021.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. We inform our audience about travel, entertainment and local deals available at over 5,000 companies. Our insider deals and email newsletters are published by Travelzoo and its licensees worldwide. Travelzoo’s website is visited by 3.4 million to 6.1 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including The Los Angeles Times and The Chicago Tribune. We have over 4.0 million followers on Facebook and Twitter. Our mobile applications have been downloaded 6.9 million times.
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
•Global Reach. We offer access to Internet users across the globe.
Benefits to Consumers
The Travelzoo website, Travelzoo Top 20, Newsflash, Local Deals, Getaways, and the Travelzoo Network, provide consumers information on current offers at no cost to the consumer. Key features of our products include:
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
Advertisers
As of December 31, 2021, our advertiser base included more than 5,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Alaska Airlines	Indus Travels Inc.
DH Travel Services	Jetline Travel
Entertainment Benefits Group	KLM Royal Dutch Airlines
Exoticca	Shutterfly
Fairmont Mayakoba	Silversea Cruises
Gate 1 Travel	Stunning Tours
Globus Family of Brands	Superchina Holidays
Hawaiian Airlines	Tourism Ireland
Holland America Line	Travel Discounters
Icelandair (US)	Vacation Express USA Corp
Imagine Cruising	Wingbuddy.com
As discussed in Note 12 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2021 and 2020. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2021, Travelzoo North America operations were 67% of revenues, Travelzoo Europe operations were 28% of revenues and Jack’s Flight Club operations were 5% of revenues. See Note 12 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2021, our advertising sales force and sales support staff consisted of 73 employees worldwide.
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

Travelzoo's production servers are hosted in Microsoft Azure. (“Azure”), a cloud base computing service operated by Microsoft. Microsoft Azure's data center facilities and services include robust high availability, reliability and scalability features. We believe our arrangements with Microsoft Azure will allow us to grow without being limited by our own physical and technological capacity. Because of the design of our websites, our users are not required to download or upload large files from or to our websites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.
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
Domain Names. Domain names are the user's Internet “addresses.” The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. We have registered travelzoo.com, travelzoo.ca, travelzoo.co.jp, travelzoo.com.au, travelzoo.com.tw, travelzoo.co.uk, travelzoo.de and travelzoo.fr, among other domain names, and have registered “Travelzoo” as a trademark in the United States, Canada, the European Union and certain countries throughout Asia Pacific. Because of these protections, it is unlikely, yet possible, that third parties may bring claims for infringement against us for the use of our domain name and trademark. In the event such claims are successful, we could lose the ability to use our domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if changes in overall Internet domain name rules result in a restructuring in the current system of using domain names which include “.com,” “.net,” “.gov,” “.edu” and other extensions.
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
Employees
As of December 31, 2021, we had 214 employees and all were considered full-time. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
The measures implemented to contain COVID-19 have had, and are expected to continue to have, a significant negative effect on our business, financial condition, and results of operations and cash flows. The measures implemented led to many of our advertisers pausing, canceling, or stopping advertising with us, as well as a high level of cancellations for our hotel partners and travel package partners, and refund requests for vouchers sold by Travelzoo for restaurant and spa partners. However, we have modified our policies, particularly with our vouchers, to extend expiration dates and allow for full refundability and have received positive feedback from Travelzoo members. We are also seeing many advertisers and partners starting to return to advertising with us, as the effects of the pandemic subside, although with the emergence of new COVID-19 variants, this trend could stop or even reverse. We will continue to adapt our business strategy and policies as the situation evolves.
Any changes in laws or regulations that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring vaccination, COVID-19 testing requirements in connection with travel, the closure of hotels or other travel-related businesses (such as restaurants and spas) or other restrictions in connection with or as a result of the pandemic, may exacerbate the negative impact of COVID-19 on our business, financial condition, results of operations, and cash flows. The ultimate extent of the pandemic and its impact on travel is unknown and difficult to predict. As a result, the full extent of the impact on our business and results of operations is unknown. The pandemic and the emergence of new variants, including Delta and Omicron, could continue to hamper global economic activity for an extended period of time, even as restrictions begin to lift or vaccination rates increase, leading to decreased disposable income for consumers, increased and ongoing unemployment and/or a decline in consumer confidence, all of which could significantly reduce discretionary spending on travel. In turn, that could have a negative impact on demand for our services. Although the increase in vaccination rates has allowed many countries to open their borders for travel again, there is inconsistency in testing, vaccination and safety protocols across countries, making trip planning unpredictable and undermining consumer confidence. Because we operate in various countries (including through our licensing arrangements), we are subject to varying rates of recovery and diverse restrictions and reactions to COVID-19 and vaccinations. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.
Impairments of goodwill, long-term investments and long-lived assets have a negative impact on our results of operations.
As a result of the deterioration of certain aspects of our business due to COVID-19, we evaluated goodwill, Intangible assets, long-term investments and long-lived assets for possible impairment as of March 31, 2020. We performed these impairment tests by comparing the carrying value of Jack’s Flight Club net assets to the fair value of the Jack’s Flight Club reporting unit based on an updated discounted cash flow analysis. We determined that our indefinite lived intangible assets (Trade names) and goodwill were impaired, and therefore we recognized an impairment charge of $2.9 million for the quarter ended March 31, 2020. We performed its annual impairment testing and determined that no additional impairment was necessary for the years ended December 31, 2021 and 2020. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast, particularly the assumptions related to the length and severity of the global pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize additional impairment charges, which could have a material adverse effect on our results of operations. See Note 3 to the Consolidated Financial Statements for further information related to the impairment charge.

We cannot assure you that we will be profitable.
In the year ended December 31, 2021, we generated consolidated net income of $902,000, of which $911,000 income was attributable to Travelzoo. In the year ended December 31, 2020, we incurred consolidated net loss of $14.6 million, of which $13.4 million loss was attributable to Travelzoo. Our profitability was impacted in 2021 and 2020 due to the global pandemic, and there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. Given the impact of the pandemic in 2020, we significantly cut expenses to preserve profitability as much as possible. In the future, depending on various factors, including but not limited to, market conditions, the improvement of the economy and the return of the travel industry following the pandemic, we may need to continue to cut expenses to preserve profitability or alternatively we may find it necessary to significantly accelerate expenditures in order to meet increased demand or to maintain brand awareness. We may also expand and upgrade our technology and make investments in existing or new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable.
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
In response to the global pandemic, we expanded our voucher product offerings to include fully refundable vouchers. We have also historically invested in packaging technology and expansion of our hotel booking platform. We may in the future invest in the technology for our email products or invest in completely new products. Such product modifications and expansions may result in an increase in costs in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our expanded product offerings are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. If we cannot attract members to our product offerings, including in the face of substantial uncertainty due to the pandemic, our financial results could be affected. Fully refundable vouchers may also result in significant refunds and costs for the Company. In addition, the hotel booking platform and travel packages will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could impact our revenue. We can give no assurances that any of our product offerings will yield the benefits we expect and will not result in additional costs.
Our voucher products may be adversely impacted by competition and decreased consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. This format may require additional investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. Such vouchers had been typically non-refundable or refundable by the Company within 7-14 days of purchase. In March 2020, the Company expanded its voucher products to include fully refundable vouchers, which allow the consumer to request a refund through the expiration date of the voucher. This shift has increased the rate at which our existing customers purchase vouchers. However, we cannot guarantee that this trend will continue. As market conditions continue to shift, we may see a decline in demand for vouchers or the Company may strategically move away from this product offering. Changing travel restrictions due to the global pandemic have made it so that many consumers may not be able to use their vouchers in the near-term or at all. Although we are actively working with our partners to extend travel windows and expiration dates to ensure consumers can use their vouchers and while we are continually evolving our strategy, we may not always be successful in doing so and the demand for our vouchers may decline or refund rates may increase and may adversely impact revenues.
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
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the U.S. and various foreign jurisdictions, including for Jack’s Flight Club. From time to time, the Company may by audited by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to its taxes or its net operating income or may result in recognition of previously unrecognized tax benefits.
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
In order to adapt to the shift in consumer demand due to COVID-19, we modified our refund policy for Local Deals and Getaways vouchers to allow refunds through the expiration date of the voucher, which is typically at least 6-12 months from the date of purchase. Our previous policy allowed refunds for only 7 days after purchase with no limitations. According to accounting standards for revenue recognition, revenue that is subject to refunds or returns is considered variable consideration and must be constrained so that it is probable that a significant reversal will not occur in the future as the uncertainty is resolved. To comply with this standard, we estimated future refunds and refund rates utilizing a sophisticated model that incorporates qualitative and quantitative factors, including but not limited to, historical refund rates based on deal category, relative risk of refund based on voucher type, and changing business and market conditions. However, due to constantly shifting market factors, particularly due to COVID-19, and limited historical data due to the recent change in policy, accurately predicting the refund rate is difficult, and we can make no guarantees that our estimates will be correct. If our refund estimates are materially understated, it will result in a reversal of revenues previously reported and we may be required to restate our financial statements for the relevant periods, which could damage our reputation and impact our stock price. Additionally, although revenues from voucher purchases may increase, due to the modified refund policy the refund rate may also increase, likely above historical levels, resulting in increased liabilities and a reduction in recognizable revenue and liquidity, which could adversely affect our profitability.
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
For the year ended December 31, 2021, our cash and cash equivalents was $43.8 million, of which $24.0 million was held outside the U.S. in our foreign subsidiaries. As of December 31, 2021, we had negative working capital of $22.8 million. Merchant payables was $68.7 million as of December 31, 2021. The payable to merchants is generally due upon redemption of the voucher. The vouchers have maturities that extend from January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. However, if redemption and refund activities are more accelerated, or if we are not able to reduce operating losses, we may need to obtain additional financing to meet our working capital needs in the future. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle merchant payables and various commitments and contingencies, as described under Note 6 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all, especially due to volatile market conditions. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our strategic objectives, meet our payroll obligations, successfully promote our brand, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business. If we choose to raise funds through the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing through debt securities, the terms of these arrangements could restrict or prevent us from paying dividends, could require the pledging of assets, could subject the Company to restrictive covenants or large fees, and could limit our flexibility.
Utilization of governmental stimulus packages may negatively impact our business, operations and/or reputation.
Certain governments have passed legislation to help businesses through the COVID-19 pandemic with loans, wage subsidies, tax relief or other financial aid. We are participating in, or have applied to participate in, several government programs, including but not limited to, the programs offered in the United States, Canada, the United Kingdom, Germany, and certain other jurisdictions. To the extent we do receive any assistance (in the form of government sponsored or private loans), we may be required to agree to certain restrictions, including but not limited to negative covenants, which could impact how we operate and negatively impact the business, as well as result in higher financing costs. Our reputation could also be harmed.
Our business may be sensitive to recessions or events effecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like Middle East conflicts, terrorist attacks, mass shooting incidents, natural disasters, and travel-related health events, such as the pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend on certain destinations, which can adversely impact our business. We are not in a position to evaluate the net effect of these circumstances as these events are largely unpredictable; however, we believe there has been negative impact to our business by such events. In the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry.
Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.
Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, unexpected technical problems in the systems that power our websites and distribute our email newsletters, break-ins and similar events. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, and although we have moved most of our IT operations to the cloud, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.
We are subject to payments-related and fraud risks.
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time and raise our operating expenses and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. Because the global pandemic has increased the risk profile of travel-related companies, such payment processing services may require larger deposits, impose stricter rules or requirements, or may decide to stop working with companies related to the travel industry altogether. For example, Travelzoo was required to change processors in certain jurisdictions in 2021 because its previous processor decided to stop working with companies related to the travel industry. If we are unable to pivot to a new payment processor quickly, this could lead to periods of time where we are unable to accept or process payments from our members, impacting our ability to generate revenue. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply.
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In 2014, the FASB issued a new accounting standard related to revenue recognition which changed the way we account for certain of our sales transactions. We adopted this standard in the first quarter of 2018. The adoptions resulted in a cumulative adjustment to retained earnings and changes in revenue recognition policies. In 2016, FASB issued a new accounting standard related to leases which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on its balance sheet. The Company adopted Accounting Standards Update 842 on January 1, 2019, using the alternative modified transition method with no restatement of prior periods or cumulative adjustment to retained earnings. We may need to change our accounting processes if we are required to adopt future or proposed changes in principles. The cost of these changes may negatively impact our results of operations during the periods of transition.

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
We believe that continuing to build awareness of the Travelzoo and Jack’s Flight Club brand names is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand consistently across numerous jurisdictions, incur significant expenses in promoting our brands and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand names, our business could be materially adversely affected.
If we fail to retain our existing members or acquire new members, our revenue and business will be harmed.
We spent $2.9 million and $1.6 million on marketing initiatives relating to member acquisition for the years ended December 31, 2021 and 2020, respectively, and expect to subside, to continue to spend significant amounts to acquire members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals in numbers sufficient to grow our business, or if members cease to purchase our deals, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations.

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
We use data technology and software products from third parties (such as hosting and cloud services), and technology from our vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access technology, to gain access to additional products or to integrate new technology with our existing systems. This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected. We also rely on certain third-party computer systems and third party service providers, including Global Distribution Systems and computerized central reservation systems, in connection with providing certain of our hotel booking services and travel package offerings. Any interruption in these services and systems or deterioration in their performance could prevent us from utilizing certain booking services and have an adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions.
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
These transactions involve significant challenges and risks, including: diversion of management time; implementation or remediation of controls, procedures, and policies at the acquired company; integration of the acquired company’s accounting, human resource, and other systems, and coordination of various functions; transition of operations, users, and customers onto our platforms, if applicable; failure to obtain required approvals on a timely basis, if at all, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected goals of an acquisition; the need to integrate operations across different cultures and languages and to address the particular economic, legal, currency, political, and regulatory risks associated with specific countries; failure to successfully develop the acquired business or technology; liability for activities of the acquired company before the acquisition, including intellectual property infringement, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; litigation or other claims in connection with the acquired company, including claims from employees, customers, former stockholders, or other third parties; challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts; expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful; entrance into markets in which we have no direct prior experience and increased complexity in our business; inability to sell disposed assets or impairment of investments, goodwill and other assets acquired or divested; the need to obtain financial and other information regarding the investee in order to properly account and report for the investment on an on-going basis; and failure to secure necessary financing in order to complete a purchase or applicable transaction. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. Also, the anticipated benefit of many of our acquisitions may not materialize. As licensing arrangements typically involve third parties unrelated to the Company operating under our brand name in foreign jurisdictions, we risk, among other things, damage to our reputation or brand image if such third parties are unsuccessful or behave in a way that is contrary to Travelzoo.
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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the costs of compliance and doing business. For example, the Company and Jack’s Flight Club employ employees and engage contractors in various countries and therefore could be subject to misclassification or tax claims related to such arrangements or increased costs to ensure continued compliance as both companies grow and add to their workforce. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive, delay the introduction of new products, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. We have implemented policies and procedures designed to ensure compliance, but there can be no assurance that our employees, contractors, partners, or agents will not violate such laws and regulations or the Company’s policies and procedures.
The CARD Act and similar state and foreign laws may harm our Local Deals and Getaways business.
Vouchers may be considered gift cards, gift certificates, stored value cards or prepaid cards (“gift cards”) and therefore governed by, among other laws, the Credit Card Act of 2009 (the “CARD Act”), and state laws governing gift cards. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. Purported class actions against other companies have been filed claiming that coupons similar to the vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing the coupons with expiration dates and other restrictions. In addition, investigations by certain state attorney general offices have been launched against other companies with regards to similar issues. If similar claims are asserted against the Company in respect of the Local Deals and Getaways vouchers and are successful, we may become subject to fines and penalties and incur additional costs. In addition, if federal or state laws require that the face value of our vouchers have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue vouchers in jurisdictions where these laws apply. For unredeemed vouchers, similar laws in other jurisdictions require us or merchants to honor the face value of vouchers sold, after the redemption period. Such developments may materially and adversely affect the profitability or viability of our Local Deals and Getaways vouchers.
Certain gift card laws could require us to materially increase the estimated liability recorded in our financial statements and our operating result could be materially and adversely affected.
In certain states and foreign jurisdictions, our vouchers may be considered gift cards. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between 1 and 5 years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more jurisdictions successfully challenges our position on the application of its laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest, and any such penalties or interest would have a further material adverse impact on our net income.
Tax treatment of companies engaged in Internet commerce may adversely affect the use of our services and our results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of any attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, Valued Added Tax (“VAT”) and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. In June 2018, the U.S. Supreme Court decided the

South Dakota v. Wayfair, Inc. sales tax nexus case and as a result, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. For example, due to media sales for travel agents, clients or partners in certain states with economic nexus provisions (including but not limited to New Mexico, South Dakota, West Virginia and Hawaii), we could have potential tax exposure pursuant to the Wayfair decision. We are continuing to evaluate states and countries where we could have such exposure, including for the operations of Jack’s Flight Club. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, the European Union adopted the GDPR, which went into effect in May 2018, California passed the California Consumer Privacy Act, which creates new data privacy rights for users effective in 2020, and on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield, which now requires that the transfer of information between the EU and the US be reviewed on a case-by-case basis. There are a number of proposals for enactment or modification of data privacy laws pending or proposed in other jurisdictions. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company’s business and results of operations could be materially and adversely affected.

Claims have been asserted against us relating to shares not issued in our 2002 merger.
The Company was formed as a result of a combination and merger of entities founded by the Company’s principal stockholder, Ralph Bartel. In 2002, Travelzoo.com Corporation (“Netsurfers”) was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Netsurfers who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Netsurfers. In 2004, 2 years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfer promotional shares. Beginning in 2010, the Company became subject to unclaimed property audits of various states in the U.S. related to the unexchanged promotional shares. Although the Company has settled the claims with all states, the Company may still receive inquiries from certain potential Netsurfer promotional stockholders that had not provided their state of residence to the Company. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. The Company did not make any material payments under this voluntary program in 2021 and 2020. The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price.
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
State and foreign laws regulating money transmission could be expanded to include Travelzoo vouchers or other Travelzoo products or services.
Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We currently believe that we are not a money transmitter given our role and the product terms of Travelzoo vouchers or other Travelzoo products or services. However, a successful challenge to our position or expansion of state or foreign laws could subject us to increased compliance costs and delay our ability to offer our products or services in certain jurisdictions pending receipt of any necessary licenses.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2021, the closing price of our common stock on NASDAQ ranged from $8.71 to $18.34. Our stock price may fluctuate in response to a number of factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of comparable companies; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit stockholder hedging or pledging arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below expectations, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations, such as a recession, acts of war (e.g., the conflict in Ukraine), interest rate or foreign currency exchange rate fluctuations, political instability (e.g., Brexit), changes in trade policy, trade disputes or a natural disaster, health concerns such as COVID or a terrorist attack affecting a significant market for our business may adversely affect the price of our stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.
We have a principal stockholder.
Ralph Bartel, who founded Travelzoo and who is a Director of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of December 31, 2021, Mr. Bartel is the Company's largest stockholder, holding approximately 41% of the Company's outstanding shares.
As a result of Mr. Bartel’s ownership interests and voting power, Mr. Bartel is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. This concentrated ownership position could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to Travelzoo stockholders.

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

	High	Low
2021:
Fourth Quarter	$13.32	$9.10
Third Quarter	$15.42	$10.64
Second Quarter	$18.34	$14.04
First Quarter	$17.88	$8.71
2020:
Fourth Quarter	$10.50	$6.43
Third Quarter	$8.51	$5.17
Second Quarter	$8.38	$3.16
First Quarter	$11.78	$3.10
On March 16, 2022, the last reported sales price of our common stock on the NASDAQ Global Select Market was $5.51 per share.
As of March 16, 2022, there were approximately 176 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of Travelzoo’s Board of Directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
There were no unregistered sales of equity securities during fiscal year 2021.
Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs (1)
October 1, 2021 - October 31, 2021	—	—	—	395,029
November 1, 2021 - November 30, 2021	236,335	$9.88	236,335	158,694
December 1, 2021 - December 31, 2021	158,694	$9.89	158,694	—
	395,029		395,029

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2017, December 31, 2018, December 31, 2019, December 31, 2020 and December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Travelzoo	$100	$69	$105	$114	$100	$99
NASDAQ Market Index	$100	$128	$123	$166	$239	$291
Russell 2000 Index	$100	$113	$99	$123	$146	$165

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
More than 5,000 companies use our services, including Alaska Airlines, DH Travel Services, Entertainment Benefits Group, Exoticca, Fairmont Mayakoba, Gate 1 Travel, Globus Family of Brands, Hawaiian Airlines, Icelandair (US), Imagine Cruising, Indus Travels Inc., Jetline Travel, KLM Royal Dutch Airlines, Shutterfly, Silversea Cruises, Stunning Tours, Superchina Holidays, Tourism Ireland, Travel Discounters, Vacation Express USA Corp, Wingbuddy.com

In 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association in U.S. In 2021, the principal and the interest of the $3.1 million PPP loan and $429,000 of the $535,000 PPP loan were forgiven and a gain was recorded in “Other income (loss), net”. The Company paid off the remaining outstanding principal balance and interest of $111,000 for the $535,000 PPP loan. The Company also received various government funding from its European and Canadian locations in 2021 and 2020. Job retention related funding from Canada was approximately $400,000 and $280,000 for 2021 and 2020, respectively, and from European locations was approximately $31,000 and $1.1 million for 2021 and 2020, respectively. Those funding was recorded against salary and related expenses. In addition, $178,000 Germany funding for the fixed cost incurred was received and recorded in “Other income (loss), net” for 2020.
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model, whereby Travelzoo’s business practices and intellectual property are utilized by local licensees to continue to provide high quality insider deals and content to Travelzoo members throughout Asia Pacific. Such existing members in Asia Pacific will continue to be owned by Travelzoo as the licensor. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee to be repaid over 3 years for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021. The Company recorded this loan as other assets on the consolidated balance sheet as of December 31, 2021. The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew.
In April 2018, we entered into an agreement with WeekenGO (“WeGo”), a start-up company in Germany. WeGo uses new technology to promote vacation packages. We originally invested $3.0 million in WeGo for a 25% ownership interest in April 2018. In April 2019, the Company invested an additional $673,000 in WeGo and increased the Company's ownership interest to 26.6%. On February 11, 2020, Travelzoo signed an amended investment agreement with WeGo and agreed to invest an additional $1.7 million to increase the Company's ownership interest to 33.7% if WeGo meets certain performance targets. In connection with the Original Investment Agreement, WeGo agreed to spend approximately $2.1 million with the Company in marketing pursuant to an Insertion Order (the “Insertion Order”) and in connection with the Investment Agreement, WeGo agreed to spend an additional $1.8 million in marketing, once the additional payment was made by the Company (the “Second Insertion Order”). In December 2020, the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $213,000 was placed in escrow for one year. The Company received the full escrow payment in January 2022. As of the date of the transaction with trivago, WeGo had not achieved the necessary performance targets. WeGo also agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The Company acquired the domain name and trademark “weekend.com” in 2005 and amortized this asset over five years. In December 2020, the Company sold the domain name and trademark “weekend.com” to trivago in exchange for a payment of $822,000. See "Note 1: Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for further information.
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2021, Jack’s Flight Club had 1.8 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See "Note 3: Acquisition" to the accompanying consolidated financial statements for further information.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. In the first quarter of 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo entered into a Sales Purchase Agreement with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon the acquisition, the Company's chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. Travelzoo currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. For the year ended December 31, 2021, Travelzoo North America operations were 67% of revenues, Travelzoo Europe operations were 28% of revenues and Jack's Flight Club were 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold through December 31, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded merchant payables of $68.7 million as of December 31, 2021 related to unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold. However, due to the global pandemic and the increase in demand by consumers for fully refundable travel options, we have now begun to see a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers. Demand for restaurants and spas was low due to the global pandemic but in recent quarters has started to increase as restrictions have been lifted.
Our ability to continue to generate advertising revenue and generate subscription revenue through Jack’s Flight Club depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our members to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditures on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. When funds are available for marketing spend, we are addressing this growing channel of our audience through increased marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
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
The Company's PPP loans were forgiven in 2021. The Company does not have any outstanding debt and does not anticipate needing to enter into any debt arrangements or raise any capital, publicly or privately, to support its operations and liquidity in the ordinary course of business.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2021	2020
Revenues	100.0%	100.0%
Cost of revenues	18.2	19.7
Gross profit	81.8	80.3
Operating expenses:
Sales and marketing	48.3	57.1
Product development	4.1	5.8
General and administrative	31.5	38.2
Impairment of intangible asset and goodwill	—	5.4
Total operating expenses	83.9	106.5
Operating loss	(2.1)	(26.2)
Other income (loss), net	6.4	0.8
Income (loss) from continuing operations before income taxes	4.3	(25.4)
Income tax expense (benefit)	2.8	(4.6)
Income (loss) from continuing operations	1.5	(20.8)
Loss from discontinued operations, net of tax	—	(6.3)
Net income (loss)	1.5	(27.1)
Net loss attributable to non-controlling interest	—	(2.1)
Net income (loss) attributable to Travelzoo	1.5%	(25.0)%

Net income (loss) attributable to Travelzoo—continuing operations	1.5%	(18.7)%
Net loss attributable to Travelzoo—discontinued operations	—	(6.3)%

Operating Metrics
The following table sets forth operating metrics in Travelzoo North America, Travelzoo Europe, and Jack's Flight Club:

	Years Ended December 31,
	2021	2020
Travelzoo North America
Total members (1)	17,241,000	16,480,000
Average cost per acquisition of a new member	$4.99	$1.17
Revenue per member (2)	$2.59	$1.97
Revenue per employee (3)	$370	$291
Mobile application downloads	3,902,000	3,771,000
Social media followers	3,254,000	3,268,000
Travelzoo Europe
Total members (1)	8,387,000	8,736,000
Average cost per acquisition of a new member	$2.50	$2.21
Revenue per member (2)	$2.04	$1.67
Revenue per employee (3)	$178	$146
Mobile application downloads	2,188,000	2,134,000
Social media followers	897,000	901,000
Jack's Flight Club
Total members	1,757,000	1,664,000
Consolidated
Total members (1)	30,312,000	30,168,000
Average cost per acquisition of a new member	$4.05	$1.55
Revenue per member (2)	$2.40	$1.65
Revenue per employee (3)	$280	$232
Mobile application downloads	6,090,000	5,905,000
Social media followers	4,151,000	4,169,000

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

	Year Ended December 31,
	2021	2020
Travelzoo North America
Travel	$38,834	$32,042
Local	3,212	2,870
Total Travelzoo North America revenues	42,046	34,912
Travelzoo Europe
Travel	15,178	13,826
Local	2,142	1,326
Total Travelzoo Europe revenues	17,320	15,152
Jack's flight club	3,346	3,537
Consolidated
Travel	54,012	45,868
Local	5,354	4,196
Jack's flight club	3,346	3,537
Total revenues	$62,712	$53,601
Travelzoo North America
North America revenues increased $7.1 million or 20% in 2021 compared to 2020. This increase was primarily due to $6.8 million increase in Travel revenues and $342,000 increase in Local revenues. We have seen improvement in our business and a trend of revenue recovery compared to the global pandemic time in 2020. The increase in Travel revenue was primarily due to increase as a result of higher revenues from Top 20 and Newsflash. The increase in Local revenues of $342,000 was primarily due to the increase in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $2.2 million or 14% in 2021 compared to 2020. The increase was primarily due to $491,000 increase in Travel revenues, $700,000 increase in Local revenues and $984,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue was primarily due to increase in Getaways vouchers sold. The increase in Local revenues was primarily due to the increase in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals.
Jack’s Flight Club’s revenue was $3.3 million for the year ended December 31, 2021 and was $3.5 million for the period between January 13, 2020 through December 31, 2020. The revenue for 2020 was negatively impacted by approximately $1.0 million from January 13, 2020 through December 31, 2020 due to the acquisition revenue adjustment related to the deferred revenue sold prior to acquisition.
For 2021 and 2020, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software license expenses, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $11.4 million and $10.6 million for the years ended December 31, 2021 and 2020, respectively.
Cost of revenues for Travelzoo North America and Travelzoo Europe was $11.1 million and $10.2 million, respectively, for the years ended December 31, 2021 and 2020. The increase of $856,000 was primarily due to $1.5 million increase in software license expenses and $281,000 increase in customer service costs, offset partially by $910,000 decrease in credit card fees. Cost of revenue for Jack’s Flight Club decreased to $313,000 for the year ended December 31, 2021 from $344,000 for the period between January 13, 2020 through December 31, 2020. The decrease of $31,000 was primarily due the decrease in payment processing fees.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and headcount related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $30.3 million and $30.6 million for the years ended December 31, 2021 and 2020, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the years ended December 31, 2021 and 2020, advertising expenses accounted for 12% and 9%, respectively, of total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses for Travelzoo North America and Travelzoo Europe was $29.7 million and $30.0 million, respectively, for the years ended December 31, 2021 and 2020. The decrease of $238,000 was primarily due to $1.2 million decrease in facilities costs and $340,000 decrease in software license expenses, offset partially by $1.2 million increase in member acquisition costs. Sales and marketing expenses for Jack's Flight Club decreased to $549,000 for the year ended December 31, 2021 from $633,000 for the period between January 13, 2020 through December 31, 2020 primarily due to decrease in advertising and marketing expenses.
Product Development
Product development expenses consist primarily of salary and headcount related expenses for software development staff, fees for professional services, software maintenance, amortization and facilities costs. Product development expenses were $2.6 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively. Jack's Flight Club did not incur product development expenses for the years ended December 31, 2021 and 2020
Product development expenses decreased $491,000 in 2021 compared to 2020 primarily due to the decrease in salary and headcount related expenses.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $19.8 million and $20.5 million for the years ended 2021 and 2020, respectively.
General and administrative expenses for Travelzoo North America and Travelzoo Europe was $17.4 million and $18.1 million, respectively, for the years ended December 31, 2021 and 2020, respectively. The decrease of $662,000 was primarily due to $2.0 million decrease in bad debt expense and $1.4 million decrease in salary and headcount related expenses which mainly related to the decrease of stock-based compensation expense as the result of the shareholder's approval in May 2020 of newly granted options and repricing of certain previously granted options, offset partially by $1.5 million gain relating to Jack’s Flight Club's promissory note forgiveness and $822,000 gain from the sale the domain name and trademark “weekend.com. General and administrative expenses for Jack’s Flight Club was $2.4 million for the year ended December 31, 2021, consistent with the $2.4 million for the period between January 13, 2020 through December 31, 2020.

Impairment of intangible assets and goodwill
We determined that the global pandemic that was declared in March 2020 was a triggering event requiring us to assess our long-lived assets including goodwill for impairment in the first quarter ended March 31, 2020. The Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 and goodwill was impaired for $2.1 million and the Company recorded these impairments in the first quarter of 2020. The Company also did an annual assessment of our long-lived assets in the fourth quarter of 2021 and 2020 but determined that no impairment was required at that time.
Other Income (Loss), net
Other income (loss), net consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, gains on extinguishment of PPP loans, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income (loss) was $4.0 million and $455,000 for the years ended December 31, 2021 and 2020, respectively.
Other income (loss) for Travelzoo North America and Travelzoo Europe was $4.0 million and $450,000 for the years ended December 31, 2021 and 2020, respectively. The increase for the year ended December 31, 2021 from the year ended December 31, 2020 was due to $3.6 million gain recorded as the result of PPP loan forgiveness in the year ended December 31, 2021.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense (benefit) was $1.8 million and ($2.4) million, respectively, for the years ended December 31, 2021 and 2020. Our effective tax rate was 66% and 18% for 2021 and 2020, respectively.
Our effective tax rate increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to operating income in 2021 and disallowed excess compensation of officers in 2021. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 7: Income Taxes” to the accompanying consolidated financial statements for further information.
Segment Information
Travelzoo North America

	Year Ended December 31,
	2021	2020
	(In thousands)
Revenues	$42,046	$34,912
Income (loss) from operations	$550	$(5,056)
Income (loss) from operations as a % of revenues	1%	(14)%

North America revenues increased by $7.1 million in 2021 compared to 2020 (see “Revenues” above). North America expenses increased by $1.5 million from 2020 to 2021 primarily due to $1.5 million increase in member acquisition costs, $1.5 million gain related to Jack Flight Club's promissory note forgiveness in 2020 and $897,000 increase in software license expenses, offset partially by $2.5 million decrease in stock-based compensation expense as the result of the shareholders’ approval in May 2020 of newly granted options and repricing of certain previously granted options.

Travelzoo Europe

	Year Ended December 31,
	2021	2020
	(In thousands)
Revenues	$17,320	$15,152
Loss from operations	$(1,997)	$(6,195)
Loss from operations as a % of revenues	(12)%	(41)%
Europe net revenues increased $2.2 million in 2021 compared to 2020 (see “Revenues” above). Europe expenses decreased $2.0 million from 2020 to 2021 primarily due to $1.6 million decrease in bad debt expenses and $323,000 decrease in marketing expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $23,000 and $93,000 for 2021 and 2020, respectively.
Jack's Flight Club

	Year Ended December 31,
	2021	2020
	(In thousands)
Revenues	$3,346	$3,537
Income (loss) from operations	$134	$(2,814)
Income (loss) from operations as a % of revenues	4%	(80)%

Jack’s Flight Club revenues decreased by $191,000 for the year ended December 31, 2021 compared to the revenues from January 13, 2020 through December 31, 2020 (see “Revenues” above). Jack’s Flight Club expenses decreased by $3.1 million for the year ended December 31, 2021 compared to the period between January 13, 2020 through December 31, 2020 primarily due to the $2.9 million of impairment of intangible assets and goodwill charges the Company recorded in the first quarter of 2020.
Liquidity and Capital Resources
As of December 31, 2021, we had $43.8 million in cash and cash equivalents, of which $24.0 million was held outside the U.S. in our foreign operations. We also had $1.1 million in restricted cash, of which $428,000 was held outside the U.S. in our foreign operations as of December 31, 2021. If the assets held outside the U.S. are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash, cash equivalents and restricted cash decreased $19.4 million from $64.4 million as of December 31, 2020 primarily due to $8.1 million cash used in operating activities and $11.2 million cash used in financing activities primarily for common stock repurchases and taxes paid for net share settlement.
As of December 31, 2021, we had merchant payables of $68.7 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $22.8 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of December 31, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$(8,083)	$47,019
Net cash provided by investing activities	104	2,067
Net cash used in financing activities	(11,158)	(6,982)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(259)	1,571
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,396)	$43,675
Net cash provided by (used) in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $8.1 million for 2021, which consisted of $11.8 million decrease in cash from changes in operating assets and liabilities, offset partially by $2.8 million non-cash items and net income of $902,000. The decrease in cash from changes in operating assets and liabilities primarily consisted of $9.7 million increase in accounts receivable, $8.1 million increase in prepaid expenses and other, $3.3 million decrease in accounts payable and $2.5 million increase in prepaid income taxes, offset partially by $12.2 million increase in merchant payables. Adjustments for non-cash items primarily consisted of $3.7 million of stock-based compensation and $1.8 million depreciation and amortization, offset partially by $3.6 million gain on PPP notes payable forgiveness.
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
Cash paid for income taxes, net of refunds received in 2021 and 2020, was $3.1 million and $2.0 million, respectively.
Net cash used in investing activities for 2021 was $104,000 which consisted of $133,000 proceeds from repayment of investment Japan loan, offset by $29,000 in purchases of property and equipment. Net cash provided by investing activities for 2020 was $2.1 million which consisted of $2.6 million proceeds from sale of our equity investment in WeGo and $822,000 proceeds for the sale the domain name and trademark “weekend.com”, offset partially by $1.0 million investment in Jack’s Flight Club acquisition less acquired cash of $321,000, $430,000 other investments and $253,000 in purchases of property and equipment.
Net cash used in financing activities for 2021 and 2020 was $11.2 million and $7.0 million, respectively. Net cash used in financing activities for the year ended December 31, 2021 primarily consisted of taxes paid for net share settlement of $5.6 million and stock repurchases of $5.5 million. Net cash used in financing activities for the year ended December 31, 2020 primarily consisted of payment of $9.5 million promissory note for Jack’s Flight Club stock purchase and $1.2 million for the repurchase of common stock, offset partially by $3.7 million proceeds from PPP loans.
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
The following summarizes our principal contractual commitments as of December 31, 2021 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2022	$3,196	$(357)	$2,839	$1,611	$4,450
2023	2,125	(271)	1,854	1,611	3,465
2024	1,426	—	1,426	—	1,426
2025	1,350	—	1,350	—	1,350
2026	1,350	—	1,350	—	1,350
Thereafter	4,275	—	4,275	—	4,275
Total	$13,722	$(628)	$13,094	$3,222	$16,316

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.5 million as of December 31, 2021. See Note 7 to the accompanying consolidated financial statements for further information.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold through December 31, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded merchant payables of $68.7 million as of December 31, 2021 related to unredeemed vouchers. Insertion orders and merchant agreements for Travelzoo Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
We record a liability associated with estimated future refunds in accrued expenses on the consolidated balance sheets. Estimated member refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated member refunds that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2021 and 2020, our effective tax rates were 66% and 18% , respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 7 to the accompanying consolidated financial statements for further information.
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

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Travelzoo

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Travelzoo and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues

As described in Note 1 of the financial statements, the Company generates its revenues through a significant volume of low-dollar transactions tracked and recorded in a highly automated process within the Company’s internally developed systems. Due to the prolonged effects of the COVID-19 pandemic through 2021, the Company has continued its voucher refund policy for consumers given the ongoing restrictions on worldwide travel to be fully refundable until the voucher expires or is redeemed by the consumer. The Company estimated the reserve for refunds to members by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds.

We identified the Company’s revenue as a critical audit matter as the processes to track and record revenues are highly automated and differ between listings and rely on internally developed systems. These processes and internally developed systems are complex and require an increased audit effort around assessing the reliability of data and the information technology environment, including the use of our internal information technology specialists. Additionally, we also identified the Company’s refund reserve as a critical audit matter because of certain significant assumptions management makes in determining the estimate for future refunds, including expected refunds and redemption activity. These significant assumptions are forward looking and could be affected by continuing uncertainty in the travel and entertainment industries, and other economic and market conditions.

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

4.We evaluated the reasonableness of management’s estimate for voucher refunds by performing the following:

a.Testing the Company’s process used to develop the estimate of the future refunds by performing a comparison of current year results compared to prior year estimates;
b.Developing an independent range of projected refund activity based on voucher location and time to maturity for comparison to the Company’s estimate; and
c.Evaluating redemption and refund rates occurring subsequent to year end for comparison to the Company’s estimate.

Goodwill and Trade Name Impairment

As described in Note 3 of the consolidated financial statements, goodwill and trade name are evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company estimated the fair values of the reporting units for goodwill using a combination of valuation techniques, including an income approach (discounted cash flows method) and market approach (guideline company method). The Company estimated the fair value of the trade name using a relief from royalty method. These methods required management to make significant estimates including revenues and operating margins projections, the royalty rate, discount rates and market multiples.

We identified the Company’s goodwill and trade name impairment evaluation for the Jack’s Flight Club reporting unit as a critical audit matter because of the significant assumptions management makes in the estimate, including revenues and operating margins projections, the royalty rate, discount rates, and market multiples which require an increased level of audit effort.

Our audit procedures related to the goodwill and trade name impairment evaluation for the Jack’s Flight Club reporting unit included the following, among others:

1.With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and applicable rates utilized by management by:

a.Testing the reasonableness of the royalty rate and discount rates by comparing them to comparable companies and market data.
b.Assessing the reasonableness of the royalty rate, discount rates and long-term growth rates selected by management and the Company’s appraiser by comparing those to the rates developed with the use of our internal valuation specialist with corroborative market data.
c.Testing the reasonableness of the selected market participants and multiples selected by comparing to market data and consistency of selections with historical selections.

2.We tested the reasonableness of management’s revenue and gross margin projections by comparing management’s prior forecasts to historical results for the reporting unit and comparing future forecasts to historical results and market data.

Liquidity

As described in Note 1 to the consolidated financial statements, the global pandemic has had and is expected to continue to have a significant negative effect on the Company and many of its advertisers. As of December 31, 2021, the Company had negative working capital of $22.8 million and cash used in operating activities was $8.1 million for the year ended December 31, 2021. These conditions raise doubt over the Company’s ability to meet all of its obligations over the next twelve months. Management has evaluated these conditions and concluded that its plans have alleviated the doubt of the Company’s ability to continue as a going concern.

We have identified management’s liquidity assessment and disclosure as a critical audit matter because of certain significant assumptions in management’s plans relating to the timing of redemptions, or refunds, for previous voucher sales and the related settlement of merchant payables, as well as the forecasted sale of vouchers and advertising fees. Auditing management’s assumptions, and the timing of these assumptions relating to the Company’s voucher and advertising sales, refund rates of vouchers, redemption of merchant payables and cash flow projections involved a high degree of auditor judgment and an increased level of audit effort.

Our audit procedures related to the Company’s liquidity assessment and disclosures included the following, among others:

1.We tested the reasonableness of management’s forecasted revenues and expenses by comparing:

a.management’s prior forecasts to historical results,
b.results subsequent to year end to management’s forecasts, and
c.future forecasts to historical results and forecasted market data.

2.We evaluated the reasonableness of management’s forecasted timing of cash flow estimates relating to the forecasted timing of the settlement of the merchant payable, by comparing management’s forecasted redemption and refund estimates to historical redemption and refund rates experienced during the year and subsequent to year end, as well as comparing to trends in the travel industry.

3.We evaluated management’s projections in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusion reached by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

San Jose, California
March 30, 2022

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,815	$63,061
Accounts receivable, less allowance for doubtful accounts of $2,094 and $2,814 as of December 31, 2021 and 2020, respectively	14,871	4,519
Prepaid income taxes	3,325	931
Prepaid expenses and other	1,891	1,303
Prepaid expenses—Related party	1,150	—
Assets from discontinued operations	71	230
Total current assets	65,123	70,044
Deposits and other	6,784	745
Deferred tax assets	3,949	5,067
Restricted cash	1,142	1,178
Operating lease right-of-use assets	7,700	8,541
Property and equipment, net	659	1,347
Intangible assets, net	3,426	4,534
Goodwill	10,944	10,944
Total assets	$99,727	$102,400
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,411	$6,996
Merchant payables	68,678	57,104
Accrued expenses and other	10,212	8,649
Deferred revenue	1,733	2,688
Operating lease liabilities	3,180	3,587
PPP notes payable—current portion	—	2,849
Income tax payable	185	326
Liabilities from discontinued operations	485	671
Total current liabilities	87,884	82,870
PPP notes payable	—	814
Deferred tax liabilities	—	357
Long-term operating lease liabilities	9,111	10,774
Other long-term liabilities	2,364	1,085
Total liabilities	99,359	95,900
Commitments and contingencies (Note 6)
Non-controlling interest	4,600	4,609
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2021 and 2020, respectively; 12,551 shares issued and 12,056 shares outstanding as of December 31, 2021 and 11,365 shares issued and outstanding as of December 31, 2020)	126	114
Treasury stock (at cost)	(5,488)	—
Additional paid-in capital	4,415	6,239
Retained earnings (accumulated deficit)	508	(403)
Accumulated other comprehensive loss	(3,793)	(4,059)
Total stockholders’ equity (deficit)	(4,232)	1,891
Total liabilities and stockholders’ equity (deficit)	$99,727	$102,400
See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues	$62,712	$53,601
Cost of revenues	11,388	10,563
Gross profit	51,324	43,038
Operating expenses:
Sales and marketing	30,294	30,616
Product development	2,590	3,081
General and administrative	19,753	20,494
Impairment of intangible asset and goodwill	—	2,920
Total operating expenses	52,637	57,111
Operating loss	(1,313)	(14,073)
Other income, net	4,006	455
Income (loss) from continuing operations before income taxes	2,693	(13,618)
Income tax expense (benefit)	1,778	(2,438)
Income (loss) from continuing operations	915	(11,180)
Loss from discontinued operations, net of tax	(13)	(3,390)
Net income (loss)	902	(14,570)
Net loss attributable to non-controlling interest	(9)	(1,147)
Net income (loss) attributable to Travelzoo	$911	$(13,423)

Net income (loss) attributable to Travelzoo—continuing operations	$924	$(10,033)
Net loss attributable to Travelzoo—discontinued operations	$(13)	$(3,390)

Income (loss) per share—basic
Continuing operations	$0.08	$(0.88)
Discontinued operations	$—	$(0.30)
Net income (loss) per share—basic	$0.08	$(1.18)

Income (loss) per share—diluted
Continuing operations	$0.07	$(0.88)
Discontinued operations	$—	$(0.30)
Net income (loss) per share —diluted	$0.07	$(1.18)

Shares used in per share calculation from continuing operations—basic	11,646	11,344
Shares used in per share calculation from discontinued operations—basic	11,646	11,344
Shares used in per share calculation from continuing operations—diluted	12,991	11,344
Shares used in per share calculation from discontinued operations—diluted	11,646	11,344

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020
Net income (loss)	$902	$(14,570)
Other comprehensive income (loss):
Foreign currency translation adjustment	266	(607)
Total comprehensive income (loss)	$1,168	$(15,177)

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2020	11,479	$115	$—	$—	$14,200	$(3,452)	$10,863
Stock-based compensation expense	—	—	—	6,203	—	—	6,203
Repurchase and retirement of common stock	(169)	(2)	—	(23)	(1,180)	—	(1,205)
Proceeds from exercise of stock options, net of share settlement	55	1	—	59	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	(607)	(607)
Net loss—Travelzoo	—	—	—	—	(13,423)	—	(13,423)
Balances, December 31, 2020	11,365	114	—	6,239	(403)	(4,059)	1,891
Stock-based compensation expense	—	—	—	3,748	—	—	3,748
Repurchase of common stock	—	—	(5,488)	—	—	—	(5,488)
Exercise of stock options and taxes paid for net share settlement	1,186	12	—	(5,572)	—	—	(5,560)
Foreign currency translation adjustment	—	—	—	—	—	266	266
Net income—Travelzoo	—	—	—	—	911	—	911
Balances, December 31, 2021	12,551	$126	$(5,488)	$4,415	$508	$(3,793)	$(4,232)

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$902	$(14,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,820	2,314
Stock-based compensation	3,748	6,203
Deferred income tax	813	(3,413)
Impairment of intangible assets and goodwill	—	2,920
Gain on notes payable settlement	—	(1,500)
Gain on sale of long-lived assets	—	(385)
Loss on equity investment in WeGo	—	474
Gain on sale of equity investment in WeGo	—	(468)
Gain on PPP notes payable forgiveness	(3,588)	—
Net foreign currency effect	(373)	(685)
Provision for loss on accounts receivable and refund reserve	425	5,375
Changes in operating assets and liabilities:
Accounts receivable	(9,735)	6,196
Prepaid income taxes	(2,458)	75
Prepaid expenses and other	(8,092)	1,183
Accounts payable	(3,311)	(748)
Merchant payables	12,179	44,136
Accrued expenses and other	321	(2,112)
Income tax payable	(138)	(540)
Other liabilities	(596)	2,564
Net cash provided by (used in) operating activities	(8,083)	47,019
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(679)
Increase in note receivable	—	(430)
Proceeds from repayment of note receivable	133	—
Proceeds from sale of equity investment in WeGo	—	2,607
Purchases of property and equipment	(29)	(253)
Proceeds from sale of long-lived assets	—	822
Net cash provided by investing activities	104	2,067
Cash flows from financing activities:
Repurchase of common stock	(5,488)	(1,205)
Payment of promissory notes	(110)	(9,500)
Proceeds from PPP notes payable	—	3,663
Proceeds from exercise of stock options, net of taxes paid for net share settlement of equity awards	(5,560)	60
Net cash used in financing activities	(11,158)	(6,982)
Effect of exchange rate changes on cash and cash equivalents	(259)	1,571
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,396)	43,675
Cash, cash equivalents and restricted cash at beginning of year	64,385	20,710
Cash, cash equivalents and restricted cash at end of year	$44,989	$64,385

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,115	$1,954
Cash paid for interest	$4	$142
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,777	$3,207
Cash paid for amounts included in the measurement of lease liabilities	$4,304	$4,701
Non-cash investing and financing activities:
Issuance of promissory notes to the sellers of Jack's Flight Club	$—	$11,000

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
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. The Company recorded approximately $128,000 loss upon disposal of Japan in the year ended December 31, 2020. An interest free loan was provided to the licensee to be repaid over 3 years for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021. The Company recorded this loan as long-term other assets on the consolidated balance sheet as of December 31, 2021.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. There was no gain or loss from the sale of Travelzoo Singapore.
The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 from Travelzoo Japan for the year ended December 31, 2021. The Company recognized royalties of $3,000 for its licensing arrangements from AUS Buyer for the year ended December 31, 2021. The Company did not record royalties from Travelzoo Japan and Travelzoo AUS Buyer for 2020. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.
The original investment agreement with WeGo was executed in April 2018. Travelzoo invested $3.0 million and $673,000 in 2018 and 2019, respectively. In February 2020, Travelzoo signed an amended investment agreement agreed to invest an additional $1.7 million if and when WeGo met certain performance targets. The performance targets were not achieved. In connection with the original investment agreement, WeGo agreed to spend approximately $2.1 million with the

Company in marketing pursuant to an insertion order and in connection with the original investment agreement, WeGo agreed to spend an additional $1.8 million in marketing, once the additional payment was made by the Company.
The Company accounted for this private company investment using the equity method of accounting by recording its share of the results of WeGo in “Other income (expense)”, net on a one-quarter lag basis. In accounting for the initial investment, the Company allocated $1.0 million of its purchase price to tangible assets and allocated approximately $485,000 of the purchase price to technology-related intangible assets to be amortized over a 3-year life. The remaining $1.5 million of the purchase price was allocated to goodwill. For the year ended December 31, 2020, the Company recorded $384,000 and for its share of WeGo losses, amortization of basis differences and currency translation adjustment.
As part of the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $213,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net. for the sale of WeGo shares in 2020. The Company received the full escrow payment in January 2022.
The Company’s advertising revenues from WeGo for the year ended December 31, 2020 were $384,000. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The payment was made in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
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
Global funding for Pandemic

In 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association in U.S. In 2021, the principal and the interest of the $3.1 million PPP loan and $429,000 of the $535,000 PPP loan were forgiven and a gain was recorded in “Other income (loss), net”. The Company paid off the remaining outstanding principal balance of the loan and interest of $111,000. See Note 4 to the consolidated financial statements for further information

The Company also received various government funding from its European and Canadian locations in 2021 and 2020. Job retention related funding from Canada was approximately $400,000 and $280,000 for 2021 and 2020, respectively, and from European locations was approximately $31,000 and $1.1 million for 2021 and 2020, respectively. Those fundings were recorded against salary and related expenses. In addition, $178,000 Germany funding for the fixed cost incurred was received and recorded as in “Other income (loss), net” in 2020.
Liquidity
Travelzoo funds operations primarily with revenues generated from adverting fees. The global pandemic has had and is expected to continue to have, a significant negative effect on the Company and many of our advertisers. As of December 31, 2021, Travelzoo had negative working capital of $22.8 million and cash used in operating activities was $8.1 million for the year ended December 31, 2021. In order to entice customers, Travelzoo adjusted its policy in the second quarter of 2020 expanding its vouchers refund policy to fully refundable until the voucher expires or is redeemed by the customer. As of December 31, 2021, the Company has recorded merchant payables of $68.7 million related to unredeemed vouchers with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023. These conditions raise doubt over the Company’s ability to meet all of its obligations over the next twelve months. Management has evaluated these conditions and concluded that management's plan alleviate these concerns. The Company is expecting revenue and net income to increase in 2022 based on improving conditions for travel in 2022. The cash and cash equivalents was $43.8 million as of December 31, 2021. All merchant payables are classified as current, but the expiration dates of these vouchers range between January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The Company will manage its cost and obtain additional financing if required. Management believes that it could raise funds through the issuance of equity securities or through debt securities. Management concluded that these actions and plans have alleviated the doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing on reasonable terms and conditions, or whether such actions would generate the expected liquidity as planned.

Jack’s Flight Club
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2021, Jack’s Flight Club had 1.8 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the consolidated financial statements for further information.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of December 31, 2021, Ralph Bartel is the Company's largest shareholder, holding approximately 41% of the Company's outstanding shares.
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

Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2020, $1.4 million was recorded as deferred revenue for Jack's Flight Club and was fully recognized as revenue during 2021, $1.3 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $630,000 was recognized as revenue during 2021. At December 31, 2021, the deferred revenue balance was $1.7 million, of which $1.3 million was for Jack's Flight Club, and the remaining $473,000 was for Travelzoo North America and Travelzoo Europe.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers fully refundable refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold through December 31, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded merchant payables of $68.7 million as of December 31, 2021 related to unredeemed vouchers. Insertion orders and merchant agreements for Travelzoo Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
We record a liability associated with estimated future refunds in accrued expenses on the consolidated balance sheets. Estimated member refunds that are determined to be recoverable from the merchant are recorded in the consolidated statements of operations as a reduction to revenue. Estimated member refunds that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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
(d) Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company evaluated intangible assets in the first quarter of 2020 due to the coronavirus (COVID-19) pandemic and recorded an impairment expense of $810,000. The Company performed its annual test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test.

(d) Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company evaluated goodwill for impairment in the first quarter of 2020 due to the COVID-19 pandemic and recorded an impairment expense of $2.1 million. The Company performed its annual impairment test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test.
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
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs for Travelzoo North America and Travelzoo Europe amounted to $3.7 million and $2.6 million for years ended December 31, 2021 and 2020, respectively. Advertising and marketing costs for Jack's Flight Club was $221,000 and $314,000 for the years ended December 31, 2021 and 2020, respectively.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our accompanying consolidated balance sheet as of December 31, 2021. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the lease term in its consolidated statements of operations.
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
(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gain of $31,000 for 2021, and total foreign currency transaction net loss of $416,000 for 2020, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
Many of the Company’s advertisers and partners are part of the global travel and hospitality industry. The measures implemented to contain COVID-19 have had, and are expected to continue to have, a significant negative effect on the Company’s business, financial condition, results of operations, and cash flows. The measures implemented led to many of the Company’s advertisers pausing, canceling, or stopping advertising with us, as well as a high level of cancellations for our hotel partners and travel package partners, and refund requests for vouchers sold by Travelzoo for restaurant and spa partners. It is difficult to estimate the impact of the global pandemic on the Company’s future revenues, results of operations, cash flows, liquidity, or financial condition.
As of December 31, 2021, the Company had merchant payables of $68.7 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $22.8 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from January 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of December 31, 2021 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$43,815	$63,061
Restricted cash	1,142	1,178
Cash, cash equivalents and restricted cash–discontinued operations	32	146
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$44,989	$64,385

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
(n) Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2021.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$924	$(10,033)
Net loss attributable to Travelzoo—discontinued operations	(13)	(3,390)
Denominator:
Weighted average common shares—basic	11,646	11,344
Effect of dilutive securities: stock options	1,345	—
Weighted average common shares—diluted	12,991	11,344

Income (loss) per share—basic
Continuing operations	$0.08	$(0.88)
Discontinued operations	—	(0.30)
Net income (loss) per share —basic	$0.08	$(1.18)

Income (loss) per share—diluted
Continuing operations	$0.07	$(0.88)
Discontinued operations	—	(0.30)
Net income (loss) per share—diluted	$0.07	$(1.18)
For the year ended December 31, 2021, options to purchase 50,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the year ended December 31, 2020, options to purchase 3.3 million shares of common stock were not included in the computation of diluted net income per share because of the net loss.
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
There has been no change in goodwill for the year ended December 31, 2021 and no changes since March 31, 2020.

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
The following table represents the activities of intangible assets for the year ended December 31, 2021 (in thousands):

Fair Value
Intangible assets—January 1, 2020	$—
Acquisition	6,620
Impairment of trade name—March 31, 2020	(810)
Amortization of intangible assets with definite lives	(1,276)
Intangible assets- December 31, 2020	4,534
Amortization of intangible assets with definite lives	(1,108)
Intangible assets- December 31, 2021	$3,426

Amortization expense for acquired intangibles was $1.1 million for the year ended December 31, 2021. Expected future amortization expense of acquired intangible assets as of December 31, 2021 is as follows (in thousands):

Years ending December 31,
2022	$875
2023	641
2024	250
2025	10
$1,776

As previously discussed in “Goodwill”, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $810,000 for the first quarter of 2020. The Company performed its annual impairment testing of Trade name during the fourth fiscal quarter using a relief from royalty method and did not identify any additional impairment in 2020 or 2021.
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

The following table summarizes the pro forma financial information (in thousands):

Year Ended December 31,
2020
Revenues	$53,722
Net loss	$(14,545)

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
The parties also agreed to a new put/call option exercisable in January 2022 by the Sellers or Travelzoo, as applicable, only if the EBITDA threshold of $4.3 million is achieved at a purchase price equal to 40% of 2021 EBITDA multiplied by 3.5, and an additional payment equal to 20% of 2021 net income if the EBITDA threshold is achieved. The EBITDA threshold was not achieved and thus the put/call options were not exercisable and has expired. The Company re-evaluated the fair value of the put/call option by using the Monte Carlo Simulation approach in 2020 and determined that the extension of the one year period did not change the fair value of the put/call option materially.
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
In the second quarter of 2021, the Company settled the $535,000 PPP loan, $429,000 was forgiven which was recorded as gain in “Other income (loss), net”, the remaining outstanding principal balance of the loan and interest of $111,000 was repaid. On July 1, 2021, the principal and the interest of the $3.1 million PPP loan were forgiven and a gain was recorded in “Other income (loss), net”, in the third quarter of 2021. It is possible that the SBA could subsequently audit the forgiven loans. The Company believes it was eligible to participate in PPP, calculated the loan amount correctly, spent loan proceeds on allowable uses and is entitled to loan forgiveness. The Company will hold onto its financial documents relating to the PPP loans for six years as required.

Note 5: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,620	$1,073
Deposits	190	137
Other current assets	81	93
Total prepaid expenses and other	$1,891	$1,303
Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Office equipment and office furniture	$7,838	$8,071
Capitalized internal-use software and website development	4,390	4,390
Leasehold improvements	4,117	4,126
Computer hardware and software	2,142	2,787
	18,487	19,374
Less accumulated depreciation and amortization	(17,828)	(18,027)
Total	$659	$1,347
Depreciation expense was $710,000 and $884,000 for the years ended December 31, 2021 and 2020, respectively.
Amortization of capitalized internal-use software and website development costs was $2,000 and $106,000 for the years ended December 31, 2021 and 2020, respectively.
Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2020	$1,106	$288
Additions — charged to costs and expenses, or contra revenue	1,983	4,847
Deductions — recoveries of amounts previously reserved	(134)	—
Deductions — write-offs or refunds	(141)	(1,050)
Balance at December 31, 2020	2,814	4,085
Additions — charged to costs and expenses, or contra revenue	30	1,718
Deductions — recoveries of amounts previously reserved	(481)	—
Deductions — write-offs or refunds	(269)	(637)
Balance at December 31, 2021	$2,094	$5,166
Accrued expenses and other consist of the following (in thousands):

	December 31,
	2021	2020
Reserve for member refunds	$5,166	$4,085
Accrued advertising expense	690	469
Accrued compensation expense	1,743	2,144
Other accrued expenses	2,613	1,951
Total accrued expenses and other	$10,212	$8,649

    At December 31, 2021 and 2020, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.
Note 6: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of December 31, 2021 or 2020. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for 2021 and 2020.
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
Rent expense was $3.5 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively. The Company’s rental income from sublease was approximately $359,000 and $345,000 for the years ended December 31, 2021 and 2020. See Note 14 - Leases for more information.
The Company has purchase commitments aggregating approximately $3.2 million as of December 31, 2021, which represent the minimum obligations the Company has under agreements with certain third party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.

Note 7: Income Taxes
The components of income (loss) before income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S.	$3,723	$(11,865)
Foreign	(1,030)	(1,753)
	$2,693	$(13,618)

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2021
Federal	$593	$493	$1,086
State	197	219	416
Foreign	183	93	276
	$973	$805	$1,778
Year Ended December 31, 2020
Federal	$2,006	$(3,775)	$(1,769)
State	360	(646)	(286)
Foreign	(32)	(351)	(383)
	$2,334	$(4,772)	$(2,438)

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020
Federal tax at statutory rates	$566	$(2,860)
State taxes, net of federal income tax benefit	297	(248)
Change of valuation allowance	7	349
Uncertain tax positions	458	624
Foreign income taxed at different rates	66	(770)
Foreign tax credit	(270)	(595)
Foreign equity investment	—	12
PPP loan forgiveness	(768)	—
Non-deductible stock based compensation expenses and other	1,422	1,050
Total income tax expense (benefit)	$1,778	$(2,438)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and credit carryforward	$9,175	$10,506
Operating lease liabilities	2,797	3,337
State income taxes	—	70
Accruals and allowances	1,461	1,374
Stock-based compensation	545	1,651
Unrealized foreign exchange losses	273	176
Deferred revenue	70	87
Capital loss carryforward	410	410
Total deferred tax assets	14,731	17,611
Valuation allowance	(8,717)	(10,145)
Total deferred tax assets net of valuation allowance	6,014	7,466
Deferred tax liabilities:
Operating lease right-of-use assets	(1,600)	(1,908)
Property, equipment and intangible assets	(465)	(848)
Total deferred tax liabilities	(2,065)	(2,756)
Net deferred tax assets	$3,949	$4,710
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2020 and 2021 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2020	$11,634	(2,123)	634	$10,145
2021	$10,145	—	(1,428)	$8,717
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2021, the Company has a valuation allowance of approximately $8.7 million related to foreign net operating loss (“NOL”) carryforwards of approximately $34.8 million primarily related to the Company's Asia Pacific entities for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented a decrease of approximately $1.4 million over the amount recorded as of December 31, 2020, and was due to the decrease of deferred tax assets and related release of the valuation allowance for the Travelzoo (Taiwan), Travelzoo (Hong Kong) Limited and Travelzoo Local (Hong Kong), which liquidation were completed during the year ended December 31, 2021. If not utilized, the foreign NOL of $24.1 million may be carried forward indefinitely, and $10.7 million will expire at various times between 2022 and 2025.
As of December 31, 2021, the Company is permanently reinvested in certain Non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $651,000 at December 31, 2021.

The total amount of gross unrecognized tax benefits was $1.0 million as of December 31, 2021, of which up to $1.0 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2020 and 2021 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2020	$178
Increase related to current year tax positions	596
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2020	774
Increase related to current year tax positions	270
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2021	$1,044

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2021, the Company had approximately $424,000 in accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2017 and is subject to California tax examinations for years after 2016.
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
Note 8: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$(4,059)	$(3,452)
Other comprehensive income (loss) due to foreign currency translation, net of tax	266	(8)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(599)
Ending balance	$(3,793)	$(4,059)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the year ended December 31, 2021. The Company reclassified $599,000 from accumulated other comprehensive income (loss) for the year ended December 31, 2020 due to Asia Pacific being considered as discontinued operation in March 2020. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 9: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company has matched employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $766,000 and $986,000 for the years ended December 31, 2021 and 2020, respectively.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in the second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed.
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
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee's departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise which were approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2021, there was approximately $483,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.7 years.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of December 31, 2021, there was approximately $385,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the first 3 months of 2022.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of December 31, 2021, there was approximately $442,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.3 years.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of December 31, 2021, there was approximately $431,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 3.0 years.
The Company recorded $3.7 million and $6.2 million of stock-based compensation in general and administrative expenses for fiscal years 2021 and 2020, respectively.
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
The fair value of 2021 stock options and modification and 2020 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2021	2020
Weighted-average fair value of options granted per share	$11.47	$3.86
Historical volatility	78%	78%
Risk-free interest rate	0.25%	0.19%
Dividend yield	—	—
Expected life in years	3.8	2.9
As of December 31, 2021, there was approximately $1.7 million of unrecognized stock-based compensation expense related to outstanding stock options, expected to be recognized over 1.4 years.

Option activities during the years ended December 31, 2020 and 2021 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2020	750,000	$10.35	6.01 years
Options Granted	2,850,000	3.49
Exercised options	(75,000)	3.49
Options forfeited and canceled	(200,000)	17.48
Outstanding at December 31, 2020	3,325,000	$3.49	4.39 years
Options Granted	50,000	$9.44
Exercised options	(2,160,000)	$3.49
Options forfeited and canceled	(125,000)	$3.49
Outstanding at December 31, 2021	1,090,000	$3.76	2.92 years	$6,167
Exercisable and fully vested at December 31, 2021	640,000	$3.49	2.77 years	$3,795
Outstanding at December 31, 2021 and expected to vest thereafter	450,000	$4.15	3.14 years	$2,372
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of year ended December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2021 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$3.49	1,040,000	2.87 years	$3.49	640,000	2.77 years
$9.44	50,000	4.10 years	$9.44	—	—

Note 11: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares and 168,602 shares of common stock in 2019 and 2020, respectively. In 2021, the Company repurchased 395,029 shares of common stock for an aggregate purchase price of $3.9 million, which were recorded as part of treasury stock as of December 31, 2021. This stock repurchase program was completed in 2021.
In March 2021, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were recorded as part of treasury stock as of December 31, 2021. This transaction was approved by the Compensation Committee of the Board of Directors.

Note 12: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the year ended December 31, 2021, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior years presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results and assets by business segment (in thousands):

Year Ended December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$41,683	$17,683	$3,346	$—	$62,712
Intersegment revenues	363	(363)	—	—	—
Total net revenues	$42,046	$17,320	$3,346	$—	$62,712
Operating income (loss)	$550	$(1,997)	$134	$—	$(1,313)

Year Ended December 31, 2020	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$34,663	$15,409	$3,537	$(8)	$53,601
Intersegment revenues	249	(257)	—	8	—
Total net revenues	$34,912	$15,152	$3,537	$—	$53,601
Operating income (loss)	$(5,056)	$(6,195)	$(2,814)	$(8)	$(14,073)

As of December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Long-lived assets	$573	$86	$—	$—	$659
Total assets	$116,700	$28,167	$18,436	$(63,647)	$99,656

As of December 31, 2020	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Long-lived assets	$1,123	$224	$—	$—	$1,347
Total assets	$126,020	$31,659	$17,796	$(73,305)	$102,170

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.

For the years ended December 31, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2021	2020
Travelzoo North America
Travel	$38,834	$32,042
Local	3,212	2,870
Total Travelzoo North America revenues	42,046	34,912
Travelzoo Europe
Travel	15,178	13,826
Local	2,142	1,326
Total Travelzoo Europe revenues	17,320	15,152
Jack's Flight Club	3,346	3,537
Travel	54,012	45,868
Local	5,354	4,196
Jack's Flight Club	3,346	3,537
Total revenues	$62,712	$53,601
    Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2021	2020
Revenue
United States	$38,489	$31,854
United Kingdom	13,473	12,832
Germany	5,148	4,853
Rest of the world	5,602	4,062
Total revenues	$62,712	$53,601
The following table sets forth long lived assets by geographic area (in thousands):

	December 31,
	2021	2020
United States	$409	$912
Rest of the world	250	435
Total long lived assets	$659	$1,347

Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is a Director of the Company is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2021, Ralph Bartel is the Company's largest stockholder, holding approximately 41% of the Company's outstanding shares.
License Agreement with Azzurro Brands Inc.
On March 12, 2021, the Company, with the approval of the Audit Committee of the Board of Directors, entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) that is a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million non-duplicated subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement requires that the Company pay a license fee of $413,000 per quarter with an initial payment of $894,000 due upon execution, which covers the period from execution until September 30, 2021. The License Agreement has a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contains customary representations and warranties. The payment of $894,000 was made in the first quarter of 2021 and recorded in sales and marketing expenses in 2021. The second payment of $701,000 was made in the second quarter of 2021 which covers the period from October 2021 through March 2022 and recorded in sales and marketing expenses and prepaid expenses and other. Travelzoo renewed the License Agreement in January 2022 for a license fee of $413,000 per quarter and made the payment of $800,000 to cover the period from April 2022 to September 2022 in the fourth quarter of 2021 and was recorded in Prepaid expenses-Related party, which totaled $1.15 million as of December 31, 2021.
Stock Repurchase Agreement
Travelzoo, from time to time, engages in share repurchases, and on March 27, 2021, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel, the Company's Global Chief Executive Officer, to repurchase an aggregate of 100,000 shares of the Company’s common stock at a price of $15.83 per share. The SRA provides that the purchase price is based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of March 15, 2021 through and including March 26, 2021, less a 5% discount. The aggregate purchase price of $1.6 million was paid on the first business day following the execution of the SRA and recorded as part of treasury stock as of December 31, 2021. Prior to the execution of the SRA and because Mr. Bartel is an executive officer of the Company, the Company’s Board of Directors and Audit Committee of the Board of Directors delegated to its Compensation Committee, which consists of independent and disinterested directors, the exclusive power and authority to determine whether any potential transaction to acquire shares from Mr. Bartel was advisable, fair to and in the best interests of the Company and its stockholders, other than Mr. Bartel. In connection with its determination, the Compensation Committee engaged independent legal counsel and an independent financial advisor and unanimously approved the SRA. The SRA contains customary terms for transactions of this type, including, but not limited to, representations and warranties made by the Company and Mr. Bartel.
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
WeGo signed a $2.1 million insertion order for advertising with the Company in 2018. The Company’s advertising revenues from WeGo in the year ended December 31, 2020 were $384,000. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order, equal to approximately $200,000. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated. The lump sum payment was made in the first quarter of 2021.
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
Note 14: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, France, Germany, Spain, the U.K. and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to nine years. Certain leases include one or more options to renew. In addition, we sublease certain real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$3,270	$4,435
Short-term lease cost	12	26
Variable lease cost	992	1,060
Sublease income	(359)	(336)
Total lease cost	$3,915	$5,185
For the year ended December 31, 2021 and 2020, cash payments against the operating lease liabilities totaled $4.3 million and $4.7 million, respectively. ROU assets obtained in exchange for lease obligations was $1.8 million and $3.2 million for the year ended December 31, 2021 and 2020, respectively.

The following table summarizes the presentation in our consolidated balance sheet of our operating leases (in thousands):

	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$7,700	$8,541

Liabilities:
Operating lease liabilities	$3,180	$3,587
Long-term operating lease liabilities	9,111	10,774
Total operating lease liabilities	$12,291	$14,361

Weighted average remaining lease term (years)	6.68	7.28
Weighted average discount rate	3.4%	3.6%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2022	$3,196
2023	2,125
2024	1,426
2025	1,350
2026	1,350
Thereafter	4,275
Total lease payments	13,722
Less interest	(1,431)
Present value of operating lease liabilities	$12,291

Note 15: Discontinued Operations
On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.
The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan and Singapore units, which were held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Revenues	$—	$970
Cost of revenues	—	6
Gross profit	—	964

Operating expenses:
Sales and marketing	—	1,712
Product development	—	—
General and administrative	8	2,836
Total operating expenses	8	4,548
Loss from operations	(8)	(3,584)
Other income (loss), net	(5)	194
Loss before income taxes	(13)	(3,390)
Income tax expense	—	—
Net loss from discontinued operations	$(13)	$(3,390)

The Company recorded severance and disposal costs of $1.6 million during the first quarter of fiscal year 2020 for the shut down and such costs were classified in “general and administrative” in the table above. Certain reclassifications have been made for current and prior periods between the continued operations and the discontinued operations in accordance with U.S. GAAP. Those reclassifications included direct operating expenses and certain allocation of expenses including $64,000 of cost of revenues that were reclassified from the discontinued operations to continued operations for the year ended December 31, 2020. In addition, $7,000 of operating expenses were reclassified from continued operations to discontinued operations for the year ended December 31, 2020.

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
An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years. The Japan Buyer repaid $133,000 in 2021. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 from Travelzoo Japan for the year ended December 31, 2021.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5-year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $3,000 for its licensing arrangements from AUS Buyer for the year ended December 31, 2021.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 31, 2021	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$32	$146
Accounts receivable, net	—	69
Deposits	—	—
Prepaid expenses and other	39	15
Deposits and other	—	—
Operating lease right-of-use assets	—	—
Property and equipment, net	—	—
Total assets from discontinued operations	$71	$230
LIABILITIES
Accounts payable	$473	$611
Accrued expenses and other	—	48
Deferred revenue	12	12
Operating lease right-of-use liabilities	—	—
Total liabilities from discontinued operations	$485	$671

The net cash used in operating activities and investing activities for the discontinued operations for the for the year ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(114)	$(1,974)
Net cash used in investing activities	$—	$—

Note 16: Non-Controlling Interest
The Company’s consolidated financial statements include Jack's Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the year ended December 31, 2021 and 2020 was as follow (in thousands):

Non-controlling interest—January 1, 2020	$—
Acquisition including put/call option	5,756
Net loss attributable to non-controlling interest	(1,147)
Non-controlling interest—December 31, 2020	4,609
Net loss attributable to non-controlling interest	(9)
Non-controlling interest—December 31, 2021	$4,600
Note 17: Subsequent Events
German Government Fund for Pandemic
In January 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment for approximately $1.2 million from German federal government plan bridging aid III. This program was for companies that have suffered a Corona-related slump in sales of at least 30 % in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and was approved by the German government in 2022. The Company will record $1.2 million gain in Other income, net in the first quarter of 2022. The Company has to submit a final declaration in connection to this grant by December 31, 2022. We do not expect significant changes to the amount already received from the final submission. The Company believes it was eligible to participate in plan and is entitled to the payment.
Service Agreement with Metaverse Travel Experiences, Inc.
On March 1, 2022, Travelzoo (Asia) Limited, a Hong Kong limited company and wholly-owned subsidiary of the Company (“Travelzoo Asia”), entered in a four year Service Agreement (the “Service Agreement”) with a wholly-owned subsidiary of Azzurro Capital Inc., Metaverse Travel Experiences, Inc. (“MTE”), formerly Azzurro Brands Inc. Azzurro Capital Inc. is the Company’s largest shareholder. The Service Agreement was reviewed and unanimously authorized and approved by the Audit Committee of the Board of Directors, which is comprised solely of independent and disinterested directors. Pursuant to the Service Agreement, MTE will source curated Metaverse experiences in exchange for $25,000 per month, payable in advance each quarter. MTE is also entitled to receive commission equal to 25% of any subscription revenue generated by the Company. The Service Agreement is for a term of four (4) years but may be terminated for convenience after two (2) years.
Travelzoo (Europe) Limited, Sucursal en España Acquired Secret Escapes Limited’s Spanish Business Unit
On March 3, 2022, Travelzoo (Europe) Ltd, Sucursal en Espana, the Spanish branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Spain”), entered into a Business Unit Purchase Agreement (“BUPA”) with Secret Escapes Limited (“Secret Escapes”) for the purchase of its Spanish business unit, which included, among other things, a database of approximately 940,000 members. The purchase price was Euro 400,000, with an earn-out opportunity of an additional Euro 100,000 payable by the Company upon the achievement of certain metrics by the business unit in six months. Travelzoo was granted the right to use the Secret Escapes name exclusively in Spain for a continuity period of six (6) months. The BUPA contained typical representations and warranties and indemnification protections, as well as a restrictive covenant, whereby Secret Escapes agreed to leave the Spanish market for at least three (3) years, subject to a right to purchase a waiver.

Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with MTE, a New York corporation (the “Seller”), a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March of 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors (the “Committee”). The purchase price for the transaction was $1.75 million, with $600,000 payable in cash upon closing and the remaining $1.15 million payable in the form of a credit with Seller in exchange for waived prepaid license fees through Q3 2022 under the License Agreement. The remaining payment obligations of the Company under the License Agreement for the then-current term (equal to $825,000) were eliminated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO)), as of December 31, 2021, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

/s/    HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/    LISA SU
Lisa Su
Chief Accounting Officer

March 30, 2022

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2021 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Date: March 30, 2022
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

Signatures	Title(s)	Date

/s/ RALPH BARTEL	Chairman of the Board of Directors	March 30, 2022
Ralph Bartel

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 30, 2022
Holger Bartel

/s/ LISA SU	Chief Accounting Officer	March 30, 2022
Lisa Su

/s/ CHRISTINA SINDONI CIOCCA	Director	March 30, 2022
Christina Sindoni Ciocca

/s/ CARRIE LIQUN LIU	Director	March 30, 2022
Carrie Liqun Liu

/s/ MARY REILLY	Director	March 30, 2022
Mary Reilly

/s/ BEATRICE TARKA	Director	March 30, 2022
Beatrice Tarka

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Travelzoo (Incorporated by reference to our Schedule 14A (File No. 000-50171), filed April 1, 2019)

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.5 on Form 8-K (File No. 000-50171), filed April 12, 2021).

4.1*	—	Description of the Company’s Common and Preferred Stock (Incorporated by reference to Exhibit 4.1 on Form 10-K (File No. 000-50171), filed March 31, 2021)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2	—	Stock Repurchase Agreement, dated March 27, 2021, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.11 on Form 10-K (File No. 000-50171), filed March 31, 2021)

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith