Form 10-Q
period 2022-03-31
TRAVELZOO
filed 2022-05-12
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of May 2, 2022 was 12,595,762 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$35,617	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,981 and $2,094 as of March 31, 2022 and December 31, 2021, respectively	18,163	14,871
Prepaid income taxes	2,547	3,325
Prepaid expenses and other	1,513	1,891
Prepaid expenses—related party	—	1,150
Assets from discontinued operations	63	71
Total current assets	57,903	65,123
Deposits and other	6,588	6,784
Deferred tax assets	3,887	3,949
Restricted cash	1,121	1,142
Operating lease right-of-use assets	6,679	7,700
Property and equipment, net	572	659
Intangible assets, net	5,189	3,426
Goodwill	10,944	10,944
Total assets	$92,883	$99,727
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,453	$3,411
Merchant payables	60,479	68,678
Accrued expenses and other	9,171	10,212
Deferred revenue	2,317	1,733
Operating lease liabilities	2,813	3,180
Income tax payable	30	185
Liabilities from discontinued operations	488	485
Total current liabilities	78,751	87,884
Long-term operating lease liabilities	8,617	9,111
Other long-term liabilities	2,380	2,364
Total liabilities	89,748	99,359
Commitments and contingencies	—	—
Non-controlling interest	4,604	4,600
Stockholders’ deficit:
Common stock, $0.01 par value (20,000 shares authorized; 12,551 shares issued and 12,056 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	126	126
Treasury stock (at cost, 495 shares at March 31, 2022 and December 31, 2021)	(5,488)	(5,488)
Additional paid in capital	4,957	4,415
Retained earnings	2,867	508
Accumulated other comprehensive loss	(3,931)	(3,793)
Total stockholders’ deficit	(1,469)	(4,232)
Total liabilities and stockholders’ deficit	$92,883	$99,727

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$18,453	$14,284
Cost of revenues	2,832	3,018
Gross profit	15,621	11,266
Operating expenses:
Sales and marketing	8,581	6,790
Product development	453	683
General and administrative	4,668	4,560
Impairment of intangible assets and goodwill	—	—
Total operating expenses	13,702	12,033
Operating income (loss)	1,919	(767)
Other income (loss), net	1,423	(166)
Income (loss) from continuing operations before income taxes	3,342	(933)
Income tax expense (benefit)	968	742
Income (loss) from continuing operations	2,374	(1,675)
Loss from discontinued operations, net of taxes	(11)	(15)
Net income (loss)	2,363	(1,690)
Net income (loss) attributable to non-controlling interest	4	(48)
Net income (loss) attributable to Travelzoo	$2,359	$(1,642)

Net income (loss) attributable to Travelzoo—continuing operations	$2,370	$(1,627)
Net loss attributable to Travelzoo—discontinued operations	$(11)	$(15)

Income (loss) per share—basic
Continuing operations	$0.20	$(0.14)
Discontinued operations	$—	$—
Net income (loss) per share —basic	$0.20	$(0.14)

Income (loss) per share—diluted
Continuing operations	$0.19	$(0.14)
Discontinued operations	$—	$—
Income (loss) per share—diluted	$0.19	$(0.14)

Shares used in per share calculation from continuing operations—basic	12,056	11,391
Shares used in per share calculation from discontinued operations—basic	12,056	11,391

Shares used in per share calculation from continuing operations—diluted	12,544	11,391
Shares used in per share calculation from discontinued operations—diluted	12,056	11,391

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$2,363	$(1,690)
Other comprehensive income (loss):
Foreign currency translation adjustment	(138)	410
Total comprehensive income (loss)	$2,225	$(1,280)

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,363	$(1,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	574	484
Stock-based compensation	542	882
Deferred income tax	97	541
Loss on long-lived assets	38	—
Gain on equity investment in WeGo	(196)	—
Net foreign currency effect	(13)	(152)
Provision for (reversal of) loss on accounts receivable, refund reserve and other	(1,408)	(454)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,163)	(2,229)
Prepaid income taxes	759	(545)
Prepaid expenses and other	565	(2,357)
Accounts payable	103	1,727
Merchant payables	(7,961)	13,212
Accrued expenses and other	917	(641)
Income tax payable	(157)	(126)
Other liabilities	176	412
Net cash provided by (used in) operating activities	(6,764)	9,064
Cash flows from investing activities:
Purchases of intangible assets	(1,049)	—
Proceeds from sale of equity investment in WeGo	196	—
Purchases of property and equipment	(89)	(7)
Net cash used in investing activities	(942)	(7)
Cash flows from financing activities:
Repurchase of common stock	—	(1,583)
Net cash used in financing activities	—	(1,583)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(524)	270
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,230)	7,744
Cash, cash equivalents and restricted cash at beginning of period	44,989	64,385
Cash, cash equivalents and restricted cash at end of period	$36,759	$72,129
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$259	$592
Right-of-use assets obtained in exchange for lease obligations—operating leases	$—	$1,020
Cash paid for amounts included in the measurement of lease liabilities	$938	$1,099
Accrued employee payroll taxes on cashless exercise	$—	$2,841
Non-cash consideration for purchase of intangible asset	$1,150	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	$508	$(3,793)	$(4,232)
Stock-based compensation expense	—	—	—	542	—	—	542
Foreign currency translation adjustment	—	—	—	—	—	(138)	(138)
Net income–Travelzoo	—	—	—	—	2,359	—	2,359
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$2,867	$(3,931)	$(1,469)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	114	—	6,239	(403)	(4,059)	$1,891
Stock-based compensation expense	—	—	—	882	—	—	882
Treasury stock		—	(1,583)	—	—	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	205	1	—	(2,842)		—	(2,841)
Foreign currency translation adjustment	—	—	—	—	—	410	410
Net loss–Travelzoo	—	—	—	—	(1,642)	—	(1,642)
Balances, March 31, 2021	11,570	$115	$(1,583)	$4,279	$(2,045)	$(3,649)	$(2,883)

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
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of March 31, 2022, Jack’s Flight Club had 1.7 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000) to be repaid over 3 years, of which $133,000 was repaid in 2021. The Company recorded this loan as long-term other assets on the condensed consolidated balance sheet as of March 31, 2022.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew.
The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 from Travelzoo Japan for the three months ended March 31, 2021. The Company did not recognize any royalty from Travelzoo Japan for the three months ended March 31, 2022. The Company recognized royalties of $2,000 for its licensing arrangements from AUS Buyer for the three months ended March 31, 2022. The Company did not recognize any royalty from AUS Buyer for the three months ended March 31, 2021. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.

Per the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $195,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net. for the sale of WeGo shares in 2020. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the three months ended March 31, 2022.
WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order equal to approximately $200,000. The payment was made and recorded in the three months ended March 31, 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
Government funding
In January 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million from the German Federal Government Bridging Aid III plan. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and was approved by the German government in January 2022. The Company has to submit a final declaration in connection to this grant by December 31, 2022. The Company believes it was eligible to participate in plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million gain in Other income, net in the three months ended March 31, 2022.
The Company also received other government fundings for the three months ended March 31, 2022 and 2021. Job retention related funding from Canada was approximately $68,000 and $168,000 for the three months ended March 31, 2022 and 2021, respectively, and from European locations was approximately $20,000 for the three months ended March 31, 2021. Those fundings were recorded against salary and related expenses.
Liquidity
Travelzoo funds operations primarily with revenues generated from advertising fees. The global pandemic has had and is expected to continue to have, a significant effect on the Company and many of our advertisers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $20.8 million as of March 31, 2022. Cash used in operating activities was $6.8 million for the three months ended March 31, 2022. In order to appeal to its members, Travelzoo adjusted its refund policy in the second quarter of 2020 so that vouchers were fully refundable until expiration or redemption by the customer. As of March 31, 2022, the Company has recorded merchant payables of $60.5 million related to unredeemed vouchers with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023. Management understands that these conditions could raise doubt over the Company’s ability to meet all of its obligations over the next twelve months, however, management has evaluated these conditions and concluded that management's plans alleviate these concerns.
Revenue and net income increased for three months ended March 31, 2022 compared to the same quarter of last year and prior quarter. The Company is expecting revenue and net income to increase continuously for the remaining of 2022 based on improving conditions for travel in 2022. The cash and cash equivalents were $35.6 million as of March 31, 2022. Although as mentioned above all merchant payables are classified as current, the expiration dates of these vouchers range between April 2022 through December 2025 with the majority of the vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The Company will manage its costs and obtain additional financing if required. Management therefore believes that it could raise funds through the issuance of equity securities or through debt securities if necessary. Management therefore concluded that these actions and plans have alleviated the doubt of the Company's ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing on reasonable terms and conditions, or whether such actions would generate the expected liquidity as planned.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of March 31, 2022, Ralph Bartel is the Company's largest shareholder, holding approximately 38.0% of the Company's outstanding shares.
Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2021, included in the Company’s Form 10-K filed with the SEC on March 30, 2022.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial results of Jack’s Flight Club have been included in our condensed consolidated financial statements from the date of acquisition. Investments in entities where the Company does not have control, but does have significant influence, are accounted for as equity method investments.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and the Company makes no representations related thereto.
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
(c) Significant Accounting Policies
Below are a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. As of December 31, 2021, $1.3 million was recorded as deferred revenue for Jack's Flight Club, of which $575,000 was recognized in the three months ended March 31, 2022, $473,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $211,000 was recognized as revenue in the three months ended March 31, 2022. As of March 31, 2022, the deferred revenue balance was $2.3 million, of which $1.7 million was for Jack's Flight Club, and the remaining $652,000 was for Travelzoo North America and Travelzoo Europe.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. The expiration dates of vouchers range between April 2022 through December 2025 with the majority of vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of March 31, 2022 the Company had approximately $15.1 million of unredeemed vouchers that had been sold through March 31, 2022 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.8 million for these unredeemed vouchers as of March 31, 2022, which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold during 2020 representing the Company’s commission earned from the sale and estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021, which was recorded as a reduction of revenues and was reflected as a current liability in Accrued expenses and other on the condensed consolidated balance sheet. The Company has recorded Merchant Payables of $60.5 million as of March 31, 2022 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
We record a liability associated with estimated future refunds in accrued expenses on the condensed consolidated balance sheets. Estimated member refunds that are determined to be recoverable from the merchant are recorded in the condensed consolidated statements of operations as a reduction to revenue. Estimated member refunds that are determined not to be recoverable from the merchant are presented as a cost of revenue. If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from the amount we previously accrued.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company performed its annual test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the three months ended March 31, 2022 and 2021.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company performed its annual impairment test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the three months ended March 31, 2022 and 2021.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of March 31, 2022 and December 31, 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
As of March 31, 2022, the Company had merchant payables of $60.5 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $20.8 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from April 2022 through December 2025 with the majority of vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of March 31, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable for leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$35,617	$43,815
Restricted cash	1,121	1,142
Cash, cash equivalents and restricted cash–discontinued operations	21	32
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$36,759	$44,989
The Company’s restricted cash was included in noncurrent assets as of March 31, 2022 and December 31, 2021.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss) attributable to Travelzoo—continuing operations	$2,370	$(1,627)
Net loss attributable to Travelzoo—discontinued operations	$(11)	$(15)
Denominator:
Weighted average common shares—basic	12,056	11,391
Effect of dilutive securities: stock options	488	—
Weighted average common shares—diluted	12,544	11,391

Income (loss) per share—basic
Continuing operations	$0.20	$(0.14)
Discontinued operations	—	—
Net income (loss) per share —basic	$0.20	$(0.14)

Income (loss) per share—diluted
Continuing operations	$0.19	$(0.14)
Discontinued operations	—	—
Net income (loss) per share—diluted	$0.19	$(0.14)
For the three months ended March 31, 2022 and 2021, options to purchase 50,000 shares and 2.8 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

Note 3: Acquisitions

Travelzoo (Europe) Limited, Sucursal en España Acquired Secret Escapes Limited’s Spanish Business Unit
On March 3, 2022, Travelzoo (Europe) Ltd, Sucursal en Espana, the Spanish branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Spain”), entered into a Business Unit Purchase Agreement (“BUPA”) with Secret Escapes Limited (“Secret Escapes”) for the purchase of its Spanish business unit, which included, among other things, a database of approximately 940,000 members. The purchase price was 400,000 Euros, with an earn-out opportunity of an additional 100,000 Euros payable by the Company upon the achievement of certain metrics by the business unit in six months. Travelzoo was granted the right to use the Secret Escapes name exclusively in Spain for a continuity period of six (6) months. The BUPA contained typical representations and warranties and indemnification protections, as well as a restrictive covenant, whereby Secret Escapes agreed to leave the Spanish market for at least three (3) years, subject to a right to purchase a waiver.
Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 payable in cash upon closing and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) were eliminated.
The Company recorded the transactions with both Secret Escape Limited and Metaverse Travel Experiences Inc. as asset acquisitions as the assets acquired and liabilities assumed do not meet the definition of a business in Accounting Standards Codification (“ASC”) 805-10. Cost accumulation model was used to account for the cost of the acquisition and the 100,000 Euros earn-out was considered as contingent consideration based on ASC 805-50. Travelzoo acquired database of members and recorded $2.0 million intangible assets from both agreements.
Acquisition of Jack's Flight Club
Travelzoo acquired 60% of the Jack’s Flight Club for an aggregate purchase price of $12.0 million in January 2020. The strategic rationale for the Jack’s Flight Club acquisition was to expand Jack’s Flight Club’s membership to Travelzoo members worldwide, so the members from Travelzoo could also sign up to receive offers from Jack’s Flight Club. The Company renegotiated with Jack’s Flight Club in June 2020 and reached a negotiated settlement which resulted a gain in “General and administrative expenses” for the partial forgiveness for the promissory note issued for the acquisition.
The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. Accordingly, the Company allocated $3.5 million to customer relationships, $2.5 million to trade name and $660,000 to non-compete agreements and the remaining $13.1 million to goodwill. The acquisition related costs were not significant and were expensed as incurred. Jack’s Flight Club's result have been included in the accompanying financial statements from their the dates of acquisition. The Company recorded a goodwill impairments of $2.1 million and a Trade name impairment of $810,000 due to the pandemic in the first quarter of 2020. The Company performs annual impairment test in October did not identify any further indicators of impairment. The Company also did not identify any indicators of impairment during the three months ended March 31, 2022.

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from the above acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
Non-compete agreements	660	4.0
Intangible assets (Secret Escape Spain member database)	445	3.0
Intangible assets (Metaverse Travel member database)	1,751	2.3

The following table represents the activities of intangible assets for the three months ended March 31, 2022 (in thousands):

	Jack's Flight Club	Secret Escape Spain	Metaverse Travel
Intangible assets- January 1, 2021	$4,534
Amortization of intangible assets with definite lives	(284)
Intangible assets- March 31, 2021	4,250
Amortization of intangible assets with definite lives	(275)
Intangible assets- June 30, 2021	3,975
Amortization of intangible assets with definite lives	(275)
Intangible assets- September 30, 2021	3,700
Amortization of intangible assets with definite lives	(274)
Intangible assets- December 31, 2022	3,426
Acquisitions	—	445	1,751
Amortization of intangible assets with definite lives	(226)	(12)	(195)
Intangible assets- March 31, 2022	$3,200	$433	$1,556

Amortization expense for acquired intangibles was $433,000 and $284,000 for the three months ended March 31, 2022 and 2021, respectively. Expected future amortization expense of acquired intangible assets as of March 31, 2022 is as follows (in thousands):

Years ending December 31,
2022 remainder	$1,344
2023	1,568
2024	593
2025	34
$3,539
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of March 31, 2022 and December 31, 2021. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

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
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three months ended March 31, 2022 and 2021.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to eight years. Refer to Note 11 for Leases as of March 31, 2022. The Company maintains several standby letters of credit (“LOC”) to serve as collateral issued to certain landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Condensed Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $2.3 million as of March 31, 2022, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company's effective tax rate from continuing operations was 29% and (80)%, respectively, for the three months ended March 31, 2022 and 2021. The Company’s effective tax rate for the three months ended March 31, 2022, changed from the three months ended March 31, 2021, primarily due to pre-tax book income in the three months ended March 31, 2022, versus a pre-tax book loss in the three months ended March 31, 2021, and a decrease in non-tax deductible stock compensation in the three months ended March 31, 2022.
As of March 31, 2022, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $673,000.
The Company maintains liabilities for uncertain tax positions. As of March 31, 2022, the Company had approximately $1.0 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2022 and December 31, 2021, the Company had approximately $440,000 and $424,000 in accrued interests and penalties, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2017 and forward and is subject to California tax examinations for years after 2016.
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
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$(3,793)	$(4,059)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(138)	410
Ending balance	$(3,931)	$(3,649)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2022. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
In September 2015, pursuant to an executed Nonqualified Stock Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 400,000 shares of common stock of the Company, with an exercise price of $8.07 and quarterly vesting beginning on March 31, 2016 (the “2015 Option Agreement”). The 2015 Option Agreement expires in September 2025. The options are now fully vested and the stock-based compensation related to these options was fully expensed. In October 2017, pursuant to an executed Option Agreement, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock, with an exercise price of $6.95 and quarterly vesting beginning on March 31, 2018 (the “2017 Option Agreement”). The 2017 Option Agreement expires in 2027. During 2019, 250,000 options granted pursuant to the 2017 Option Agreement were exercised by Mr. Bartel. The remaining 150,000 options are fully vested and the stock-based compensation related to these options was fully expensed. In September 2019, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock subject to shareholder approval, with an exercise price of $10.79 and quarterly vesting beginning on March 31, 2020 and ending on December 31, 2021 (the “2019 Option Agreement” and together with the 2015 Option Agreement and the 2017 Option Agreements, the “Bartel Option Agreements”). The 2019 Option Agreement expires in 2024.

On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel did not exercise options during the three months ended March 31, 2022. In April 2022, 540,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel for aggregate cash proceeds of $1.9 million.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest in total and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. Total stock-based compensation related to these option grants of $71,000 and $55,000 was recorded in general and administrative expenses for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was approximately $137,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.4 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, stock-based compensation related to this grant was fully expensed.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Total stock-based compensation related to these option grants of $49,000 and $59,000 was recorded in general and administrative expenses for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was approximately $393,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.0 years.

On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. Total stock-based compensation related to these option grants of $36,000 was recorded in general and administrative expenses for the three months ended March

31, 2022. As of March 31, 2022, there was approximately $395,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.8 years.
Note 8: Stock Repurchase Program
The Company’s stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation. There is currently no outstanding stock repurchase program.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares and 169,602 shares of common stock of common stock in 2019 and 2020, respectively. In 2021, the Company repurchased 395,029 shares of common stock for an aggregate purchase price of $3.9 million, which were recorded as part of treasury stock as of December 31, 2021. This stock repurchase program was completed in 2021.

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
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2022, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$11,503	$6,127	$823	$—	$18,453
Intersegment revenues (expenses)	193	(193)	—	—	—
Total net revenues	11,696	5,934	823	—	18,453
Operating profit (loss)	$1,718	$178	$23	$—	$1,919

Three Months Ended March 31, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$9,828	$3,569	$887	$—	$14,284
Intersegment revenues (expenses)	(9)	9	—	—	—
Total net revenues	9,819	3,578	887	—	14,284
Operating profit (loss)	$39	$(696)	$(110)	$—	$(767)
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.

The following is a summary of assets by business segment (in thousands):

As of March 31, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$482	$90	$—	$—	$572
Total assets excluding discontinued operations	$115,010	$24,913	$18,853	$(65,956)	$92,820

As of December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$573	$86	$—	$—	$659
Total assets excluding discontinued operations	$116,700	$28,167	$18,436	$(63,647)	$99,656
For the three months ended March 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2022 and December 31, 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2022	2021
Travelzoo North America
Travel	$11,050	$8,990
Local	646	829
Total Travelzoo North America revenues	11,696	9,819
Travelzoo Europe
Travel	5,624	3,301
Local	310	277
Total Travelzoo Europe revenues	5,934	3,578
Jack’s Flight Club	823	887
Consolidated
Travelzoo Travel	16,674	12,291
Travelzoo Local	956	1,106
Jack’s Flight Club	823	887
Total revenues	$18,453	$14,284
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue
United States	$10,643	$9,221
United Kingdom	3,999	2,120
Germany	2,252	1,168
Rest of the world	1,559	1,775
Total revenues	$18,453	$14,284

The following table sets forth property and equipment by geographic area (in thousands):

	March 31,	December 31,
	2022	2021
United States	$329	$409
Rest of the world	243	250
Total long-lived assets	$572	$659

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses:
Sales and marketing	—	—
Product development	—	—
General and administrative	8	12
Total operating expenses	8	12
Loss from operations	(8)	(12)
Other income (loss), net	(3)	(3)
Income (loss) before income taxes	(11)	(15)
Income tax expense	—	—
Net income (loss)	$(11)	$(15)
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K. (“Travelzoo Japan”) to Mr. Hajime Suzuki, the former General Manager of Japan of the Company (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan and South Korea in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Japan for 2020. The Company records royalties for its licensing arrangements on a one-quarter lag basis. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years. The Japan Buyer repaid $133,000 in 2021. The Company recognized royalties of $0 and $9,000 from Travelzoo Japan three months ended March 31, 2022 and 2021, respectively.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company also recorded $7,000 and $0 in licensing revenue from the licensee in Australia, New Zealand, and Singapore for the three months ended March 31, 2022 and 2021, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$21	$32
Accounts receivable, net	—	—
Prepaid expenses and other	42	39
Total assets from discontinued operations	$63	$71
LIABILITIES
Accounts payable	$476	$473
Accrued expenses and other	—	—
Deferred revenue	12	12
Total liabilities from discontinued operations	$488	$485

The net cash used in operating activities for the discontinued operations for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(10)	$(37)

Note 11: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to eight years. Certain leases include one or more options to renew. In addition, we sublease real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$685	$882
Short-term lease cost	—	6
Variable lease cost	221	281
Sublease income	(86)	(84)
Total lease cost	$820	$1,085

For the three months ended March 31, 2022 and 2021, cash payments against the operating lease liabilities totaled $938,000 and $1.1 million, respectively. ROU assets obtained in exchange for lease obligations was $0 and $1.0 million for three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$6,679	$7,700

Liabilities:
Operating lease liabilities	$2,813	$3,180
Long-term operating lease liabilities	8,617	9,111
Total operating lease liabilities	$11,430	$12,291

Weighted average remaining lease term (years)	6.70	6.68
Weighted average discount rate	3.3%	3.6%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2022 (excluding the three months ended March 31, 2022)	$2,233
2023	2,125
2024	1,428
2025	1,350
2026	1,350
Thereafter	4,275
Total lease payments	12,761
Less interest	(1,331)
Present value of operating lease liabilities	$11,430
Note 12: Debt
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

Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of March 31, 2022, Ralph Bartel is the Company's largest shareholder, holding approximately 38.0% of the Company's outstanding shares.
Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 payable in cash upon closing and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) were eliminated.
Stock Repurchase Agreement
Travelzoo, from time to time, engages in share repurchases, and on March 27, 2021, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel, the Company's Global Chief Executive Officer, to repurchase an aggregate of 100,000 shares of the Company’s common stock at a price of $15.83 per share. The SRA provides that the purchase price is based on the 10-day volume weighted average price calculated using the VWAP function on Bloomberg, from the dates of March 15, 2021 through and including March 26, 2021, less a 5% discount. The aggregate purchase price of $1.6 million was paid on the first business day following the execution of the SRA and because Mr. Bartel is an executive officer of the Company, the Company’s Board of Directors and Audit Committee of the Board of Directors delegated to its Compensation Committee, which consists of independent and disinterested directors, the exclusive power and authority to determine whether any potential transaction to acquire shares from Mr. Bartel was advisable, fair to and in the best interests of the Company and its stockholders, other than Mr. Bartel. In connection with its determination, the Compensation Committee engaged independent legal counsel and an independent financial advisor and unanimously approved the SRA. The SRA contains customary terms for transactions of this type, including, but not limited to, representations and warranties made by the Company and Mr. Bartel.
WeGo Investment
The Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $195,000 was placed in escrow for one year. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the three months ended March 31, 2022.

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
Travelzoo (the “Company” or "we") attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. Our insider deals and email newsletters are published by Travelzoo and its licensees worldwide. Our publications and products include the Travelzoo website (travelzoo.com),, the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network. Our Travelzoo website includes Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants.
In January 2022, the Company’s German branch of Travelzoo (Europe) Limited received the payment for approximately $1.2 million from German federal government for companies suffered Corona-related slump. The Company recorded $1.2 million gain in Other income, net in the three months ended March 31, 2022. The Company also received job retention related funding from Canada was approximately $68,000 and $168,000 for three months ended March 31, 2022 and 2021, respectively, and from European locations was approximately $0 and $20,000 for three months ended March 31, 2022 and 2021, respectively. Those fundings were recorded against salary and related expenses.
The Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $195,000 was placed in escrow for one year. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the three months ended March 31, 2022.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between April 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of March 31, 2022, the Company had approximately $15.1 million of unredeemed vouchers that had been sold through December 31, 2021 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $3.8 million for these unredeemed vouchers as of March 31, 2022 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $60.5 million as of March 31, 2022 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
Revenues	100.0%	100.0%
Cost of revenues	15.3	21.1
Gross profit	84.7	78.9
Operating expenses:
Sales and marketing	46.5	47.5
Product development	2.5	4.8
General and administrative	25.3	31.9
Impairment of intangible assets and goodwill	—	—
Total operating expenses	74.3	84.2
Operating income (loss)	10.4	(5.3)
Other income (loss), net	7.7	(1.2)
Income (loss) from continuing operations before income taxes	18.1	(6.5)
Income tax expense (benefit)	5.2	5.2
Income (loss) from continuing operations	12.9	(11.7)
Income (loss) from discontinued operations, net of taxes	(0.1)	(0.1)
Net income (loss)	12.8	(11.8)
Net income (loss) attributable to non-controlling interest	—	(0.3)
Net income (loss) attributable to Travelzoo	12.8%	(11.5)%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
North America
Total members (1)	16,663,000	18,113,000
Average cost per acquisition of a new member	$1.92	$0.80
Revenue per member (2)	$2.77	$2.41
Revenue per employee (3)	$393,000	$345,000
Mobile application downloads	4,014,000	3,771,000
Social media followers	3,252,000	3,250,000
Europe
Total members (1)	9,062,000	8,596,000
Average cost per acquisition of a new member	$1.13	$1.67
Revenue per member (2)	$2.83	$1.64
Revenue per employee (3)	$227,000	$145,000
Mobile application downloads	2,161,000	2,163,000
Social media followers	898,000	895,000
Jack's Flight Club
Total members	1,735,000	1,643,000
Consolidated
Total members (1)	27,460,000	28,352,000
Average cost per acquisition of a new member	$1.25	$0.81
Revenue per member (2)	$2.47	$1.77
Revenue per employee (3)	$315,000	$260,000
Mobile application downloads	7,181,000	6,831,000
Social media followers	4,150,000	4,145,000

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

	Three Months Ended
	March 31,
	2022	2021
Travelzoo North America
Travel	$11,050	$8,990
Local	646	829
Total Travelzoo North America revenues	11,696	9,819
Travelzoo Europe
Travel	5,624	3,301
Local	310	277
Total Travelzoo Europe revenues	5,934	3,578
Jack’s Flight Club	823	887
Consolidated
Travelzoo Travel	16,674	12,291
Travelzoo Local	956	1,106
Jack’s Flight Club	823	887
Total revenues	$18,453	$14,284
Travelzoo North America
North America revenues increased $1.9 million for the three months ended March 31, 2022 from the three months ended March 31, 2021. This increase was primarily due to $2.1 million increase in Travel revenues offset by $183,000 decrease in Local revenues. We have seen improvement in our business and a trend of revenue recovery compared to the global pandemic time in 2022. The increase in Travel revenue of $2.1 million was primarily due to $4.7 million increase as a result of higher revenues from Top 20 and Newsflash and $295,000 increase in hotel commission, offset partially by $3.1 million decrease in Getaways vouchers due to decrease in number of vouchers sold. The decrease in Local revenues of $183,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $2.4 million for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase was primarily due to $2.6 million increase in Travel revenues, $43,000 increase in Local revenues, offset partially by $313,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $2.6 million was primarily due to $1.4 million increase as a result of higher revenues from Top 20 and Newsflash, $627,000 increase in Getaways vouchers due to increase in number of vouchers sold and $267,000 increase in hotel commission. The increase in Local revenues of $43,000 was primarily due to the increase in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue decreased by $64,000 for three months ended March 31, 2022 from the three months ended March 31, 2021 due to the decrease of premium members.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.8 million and $3.0 million, respectively for the three months ended March 31, 2022 and 2021.
Cost of revenues decreased $186,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily due to $447,000 decrease in credit card fees and $243,000 decrease in professional service costs, offset partially by $485,000 increase in software license costs.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $8.6 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2022 and 2021, advertising expenses accounted for 18% and 6%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $1.8 million for the three months ended March 31, 2022 from the three months ended March 31, 2021 The increase was primarily due to $1.1 million increase in member acquisition costs, $390,000 increase in other marketing expenses and $195,000 increase in depreciation and amortization expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $453,000 and $683,000 for the three months ended March 31, 2022 and 2021, respectively.
Product development expenses decreased $230,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily due to decrease in facilities costs.
General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.7 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.
General and administrative expenses increased $108,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase was primarily due to $503,000 increase in payroll expenses and payroll related expenses, offset partially by the decrease of $340,000 decrease in stock-based compensation.
Other Income (Loss)
Other income (loss) consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, gains on extinguishment of PPP loans, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.
Other income (loss) was $1.4 million and ($166,000), respectively, for the three months ended March 31, 2022 and 2021. The increase for the three months ended March 31, 2022 from three months ended March 31, 2021 was due primarily to the $1.2 million German federal government funding for COVID pandemic relief and $195,000 escrow payment for WeGo sale the Company received in the three months ended March 31, 2022.

Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $968,000 and $742,000, respectively, for the three months ended March 31, 2022 and 2021. Our effective tax rate was 29% and (80)%, respectively, for the three months ended March 31, 2022 and 2021.
Our effective tax rate changed for the three months ended March 31, 2022 from three months ended March 31, 2021 primarily due to pre-tax book income in the three months ended March 31, 2022 versus a pre-tax book loss in the three months ended March 31, 2021 and a decrease in non-deductible stock compensation in the three months ended March 31, 2022. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Travelzoo North America

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue	$11,696	$9,819
Operating profit	$1,718	$39
Operating profit as a % of revenue	14.7%	0.4%
North America revenues increased by $1.9 million for the three months ended March 31, 2022 from the three months ended March 31, 2021 (see “Revenues” above). North America expenses increased by $198,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase was primarily due to $561,000 increase in software license costs and $249,000 increase in marketing expenses, offset partially by $477,000 decrease in credit card fees.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue	$5,934	$3,578
Operating profit (loss)	$178	$(696)
Operating profit (loss) as a % of revenue	3.0%	(19.5)%
Europe revenues increased by $2.4 million for the three months ended March 31, 2022 from the three months ended March 31, 2021 (see “Revenues” above). Europe expenses increased by $1.5 million for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase was primarily due to $899,000 increase in member acquisition costs, $171,000 increase in customer retention costs, $169,000 increase in bad debt expenses and $141,000 increase in marketing expenses.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $9,000 for the three months ended March 31, 2022. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $61,000 for the three months ended March 31, 2021.
Jack’s Flight Club

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue	$823	$887
Operating profit (loss)	$23	$(110)
Operating profit (loss) as a % of revenue	2.8%	(12.4)%

Jack’s Flight Club revenues decreased by $64,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021. Jack’s Flight Club expenses decreased by $197,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily due to an estimate for indirect tax expenses the Company recorded during the three months ended March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2022, we had $35.6 million in cash and cash equivalents, of which $20.1 million was held outside the U.S. in our foreign operations. We also had $1.1 million in restricted cash, of which $421,000 was held outside the U.S. in our foreign operations as of March 31, 2022. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash and cash equivalents decreased $8.2 million from $45.0 million as of December 31, 2021 primarily due to $6.8 million cash used in operating activities and $942,000 cash used in investing activities primarily as the result of intangible assets purchases.
As of March 31, 2022, the Company had merchant payables of $60.5 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $20.8 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from April 2022 through December 2025 with the majority of vouchers expiring by the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$(6,764)	$9,064
Net cash used in investing activities	(942)	(7)
Net cash used in financing activities	—	(1,583)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(524)	270
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,230)	$7,744
Net cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was $6.8 million, which primarily consisted of $8.8 million decrease in cash from changes in operating assets and liabilities and $366,000 decrease in non-cash items, offset partially by net income of $2.4 million. The decrease in cash from changes in operating assets and liabilities was primarily due to $8.0 million decrease in merchant payables. Adjustments for non-cash items primarily consisted of $1.4 million reversal of reserves from accounts receivable and other reserves, offset partially by $574,000 for depreciation and amortization and $542,000 for stock-based compensation.

Cash paid for income tax, net of refunds received, during the three months ended March 31, 2022 and 2021 was $259,000 and $592,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $942,000 and $7,000, respectively. The cash used in investing activities for the three months ended March 31, 2022 was primarily consisted of the $1.0 million for purchases of intangible assets. The cash used in investing activities for the three months ended March 31, 2021 was due to the $7,000 for purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $0 and $1.6 million, respectively. The cash used in financing activities for the three months ended March 31, 2021 was primarily due to $1.6 million paid for common stock repurchase.

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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.3 million as of March 31, 2022. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of March 31, 2022, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase shares of our equity securities during the three months ended March 31, 2022.
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

Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation to Authorize a Reduction of the Authorized Number of Shares of Our Common Stock from 40,000,000 to 20,000,000 Shares

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.5 on Form 8-K (File No. 000-50171), filed April 5, 2022).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: May 12, 2022