Form 10-Q
period 2022-06-30
TRAVELZOO
filed 2022-08-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Registrant’s telephone number, including area code: 1 (786) 668-5839

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 9, 2022 was 12,492,361 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,608	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,943 and $2,094 as of June 30, 2022 and December 31, 2021, respectively	14,809	14,871
Prepaid income taxes	2,569	3,325
Prepaid expenses and other	1,603	1,891
Prepaid expenses—related party	—	1,150
Assets from discontinued operations	34	71
Total current assets	44,623	65,123
Deposits and other	6,815	6,784
Deferred tax assets	3,551	3,949
Restricted cash	1,061	1,142
Operating lease right-of-use assets	6,192	7,700
Property and equipment, net	550	659
Intangible assets, net	4,744	3,426
Goodwill	10,944	10,944
Total assets	$78,480	$99,727
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,231	$3,411
Merchant payables	47,899	68,678
Accrued expenses and other	7,566	10,212
Deferred revenue	2,106	1,733
Operating lease liabilities	2,589	3,180
Income tax payable	—	185
Liabilities from discontinued operations	448	485
Total current liabilities	61,839	87,884
Long-term operating lease liabilities	8,125	9,111
Other long-term liabilities	2,451	2,364
Total liabilities	72,415	99,359
Commitments and contingencies	—	—
Non-controlling interest	4,634	4,600
Stockholders’ deficit:
Common stock, $0.01 par value (20,000 shares authorized; 13,091 shares issued and 12,551 shares issued as of June 30, 2022 and December 31, 2021)	131	126
Treasury stock (at cost, 495 shares at June 30, 2022 and December 31, 2021)	(5,488)	(5,488)
Additional paid in capital	7,426	4,415
Retained earnings	3,895	508
Accumulated other comprehensive loss	(4,533)	(3,793)
Total stockholders’ equity (deficit)	1,431	(4,232)
Total liabilities and stockholders’ equity (deficit)	$78,480	$99,727

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$17,689	$19,079	$36,142	$33,363
Cost of revenues	2,163	2,522	4,995	5,540
Gross profit	15,526	16,557	31,147	27,823
Operating expenses:
Sales and marketing	8,480	7,340	17,061	14,130
Product development	454	685	907	1,368
General and administrative	4,811	5,056	9,479	9,616
Total operating expenses	13,745	13,081	27,447	25,114
Operating income	1,781	3,476	3,700	2,709
Other income, net	195	684	1,618	518
Income from continuing operations before income taxes	1,976	4,160	5,318	3,227
Income tax expense	928	1,136	1,896	1,878
Income from continuing operations	1,048	3,024	3,422	1,349
Income (loss) from discontinued operations, net of taxes	10	29	(1)	14
Net income	1,058	3,053	3,421	1,363
Net income (loss) attributable to non-controlling interest	30	39	34	(9)
Net income attributable to Travelzoo	$1,028	$3,014	$3,387	$1,372

Net income attributable to Travelzoo—continuing operations	$1,018	$2,985	$3,388	$1,358
Net income (loss) attributable to Travelzoo—discontinued operations	$10	$29	$(1)	$14

Income per share—basic
Continuing operations	$0.08	$0.26	$0.28	$0.12
Discontinued operations	$—	$—	$—	$—
Net income per share —basic	$0.08	$0.26	$0.28	$0.12

Income per share—diluted
Continuing operations	$0.08	$0.22	$0.27	$0.10
Discontinued operations	$—	$—	$—	$—
Income per share—diluted	$0.08	$0.22	$0.27	$0.10

Shares used in per share calculation from continuing operations—basic	12,513	11,488	12,285	11,440
Shares used in per share calculation from discontinued operations—basic	12,513	11,488	12,285	11,440

Shares used in per share calculation from continuing operations—diluted	12,637	13,408	12,591	13,248
Shares used in per share calculation from discontinued operations—diluted	12,637	13,408	12,591	13,248

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$1,058	$3,053	$3,421	$1,363
Other comprehensive income (loss):
Foreign currency translation adjustment	(602)	162	(740)	572
Total comprehensive income	$456	$3,215	$2,681	$1,935

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,421	$1,363
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,118	960
Stock-based compensation	1,131	1,817
Deferred income tax	550	1,140
Loss on long-lived assets	38	—
Gain on PPP notes payable forgiveness	—	(429)
Gain on equity investment in WeGo	(196)	—
Net foreign currency effect	214	(255)
Reversal of loss on accounts receivable, refund reserve and other	(2,246)	(871)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(131)	(4,781)
Prepaid income taxes	670	(713)
Prepaid expenses and other	(138)	(2,775)
Accounts payable	(2,056)	1,415
Merchant payables	(19,784)	25,185
Accrued expenses and other	172	(320)
Income tax payable	(186)	(228)
Other liabilities	433	442
Net cash provided by (used in) operating activities	(16,990)	21,950
Cash flows from investing activities:
Purchases of intangible assets	(1,049)	—
Proceeds from sale of equity investment in WeGo	196	—
Purchases of property and equipment	(175)	(84)
Net cash used in investing activities	(1,028)	(84)
Cash flows from financing activities:
Repurchase of common stock	—	(1,583)
Payment of notes payables	—	(110)
Exercise of stock options, net of taxes paid for net share settlement	1,885	(3,067)
Net cash used in financing activities	1,885	(4,760)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,176)	697
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,309)	17,803
Cash, cash equivalents and restricted cash at beginning of period	44,989	64,385
Cash, cash equivalents and restricted cash at end of period	$26,680	$82,188
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$771	$1,443
Right-of-use assets obtained in exchange for lease obligations—operating leases	$—	$1,777
Cash paid for amounts included in the measurement of lease liabilities	$1,715	$2,281
Non-cash consideration for purchase of intangible asset	$1,150	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$2,867	$(3,931)	$(1,469)
Stock-based compensation expense	—	—		589	—	—	589
Exercise of stock options and taxes paid for net share settlement of equity awards	540	5	—	1,880		—	1,885
Foreign currency translation adjustment	—	—		—	—	(602)	(602)
Net income–Travelzoo	—	—		—	1,028	—	1,028
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$3,895	$(4,533)	$1,431

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, March 31, 2021	11,570	$115	$(1,583)	$4,279	$(2,045)	$(3,649)	$(2,883)
Stock-based compensation expense	—	—		935	—	—	935
Exercise of stock options and taxes paid for net share settlement of equity awards	24			(226)			(226)
Foreign currency translation adjustment	—	—		—	—	162	162
Net income–Travelzoo	—	—		—	3,014	—	3,014
Balances, June 30, 2021	11,594	$115	$(1,583)	$4,988	$969	$(3,487)	$1,002

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	$508	$(3,793)	$(4,232)
Stock-based compensation expense	—	—	—	1,131	—	—	1,131
Exercise of stock options and taxes paid for net share settlement of equity awards	540	5	—	1,880	—	—	1,885
Foreign currency translation adjustment	—	—	—	—	—	(740)	(740)
Net income–Travelzoo	—	—	—	—	3,387	—	3,387
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$3,895	$(4,533)	$1,431

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$(403)	$(4,059)	$1,891
Stock-based compensation expense	—	—	—	1,817	—	—	1,817
Treasury stock	—	—	(1,583)	—	—	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	229	1	—	(3,068)	—	—	(3,067)
Foreign currency translation adjustment	—	—	—	—	—	572	572
Net income–Travelzoo	—	—	—	—	1,372	—	1,372
Balances, June 30, 2021	11,594	$115	$(1,583)	$4,988	$969	$(3,487)	$1,002

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
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2022, Jack’s Flight Club had 1.8 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000) to be repaid over 3 years, of which $133,000 was repaid in 2021. The Company recorded this loan as long-term other assets on the condensed consolidated balance sheet as of June 30, 2022.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company did not recognize any royalty from Travelzoo Japan for the six months ended June 30, 2022. The Company recognized royalties of $9,000 from Travelzoo Japan for the six months ended June 30, 2021. The Company recognized royalties of $5,000 and $12,000 for its licensing arrangements from AUS Buyer for the three and six months ended June 30, 2022, respectively. The Company did not recognize any royalty from AUS Buyer for the six months ended June 30, 2021. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.
Per the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income

(loss), net for the sale of WeGo shares in 2020. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the six months ended June 30, 2022.
WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order equal to approximately $200,000. The payment was made and recorded in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
Government funding
In January 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million from the German Federal Government Bridging Aid III plan. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and was approved by the German government in January 2022. The Company has to submit a final declaration in connection to this grant by December 31, 2022. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million gain in Other income, net in the first quarter of 2022.
The Company also received other government fundings for the three and six months ended June 30, 2022 and 2021. Job retention related funding from Canada was approximately $85,000 and $149,000 for the three months ended June 30, 2022 and 2021, respectively, and was approximately $153,000 and $317,000 for the six months ended June 30, 2022 and 2021, respectively. Job retention related funding from European locations was $10,000 and $31,000 for the three and six months ended June 30, 2021. These fundings were recorded against salary and related expenses. The Company did not receive any job retention related funds from European locations for the six months ended June 30, 2022.
Liquidity
Travelzoo funds its operations primarily with revenues generated from advertising fees. The global pandemic has had and is expected to continue to have, a significant adverse effect on the Company and many of our advertisers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $17.2 million as of June 30, 2022. Cash used in operating activities was $17.0 million for the six months ended June 30, 2022. In order to appeal to its members, Travelzoo adjusted its refund policy in the second quarter of 2020 so that vouchers were fully refundable until expiration or redemption by the customer. This refund policy has mostly been adjusted as of April 1, 2022, back to fully refundable within seven days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. As of June 30, 2022, the Company has recorded merchant payables of $47.9 million related to unredeemed vouchers with the majority of vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023. Management understands that these conditions could raise doubt over the Company’s ability to meet all of its obligations over the next twelve months, however, management has evaluated these conditions and concluded that management's plans alleviate these concerns. Management’s plans include, among others, a focus on managing operating expenses while increasing revenues, as well as obtaining additional financing if required.
Revenue and net income increased for six months ended June 30, 2022 compared to the same period of last year. The Company is expecting revenue and net income to increase for the remaining of 2022 based on improving conditions for travel in 2022. The cash and cash equivalents were $25.6 million as of June 30, 2022. Although as mentioned above all merchant payables are classified as current, the expiration dates of these vouchers range between July 2022 through December 2025 with the majority of the vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The Company will manage its costs and obtain additional financing if required. Management therefore believes that it could raise funds through the issuance of equity securities or through debt securities if necessary. Management therefore concluded that these actions and plans have alleviated the doubt of the Company's ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing on reasonable terms and conditions, or whether such actions would generate the expected liquidity as planned.
Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of June 30, 2022, Ralph Bartel is the Company's largest shareholder, holding approximately 35.7% of the Company's outstanding shares. Holger Bartel, the Company's Global Chief Executive Officer, is Ralph Bartel's brother and holds approximately 3.9% of the Company's outstanding shares.

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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and the Company makes no representations related thereto.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. As of December 31, 2021, $1.3 million was recorded as deferred revenue for Jack's Flight Club, of which $329,000 and $904,000 was recognized in the three and six months ended June 30, 2022, respectively, $473,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $5,000 and $216,000 was recognized as revenue in the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the deferred revenue balance was $2.1 million, of which $1.4 million was for Jack's Flight Club and the remaining $736,000 was for Travelzoo North America and Travelzoo Europe.
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

For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. The expiration dates of vouchers range between July 2022 through December 2025 with the majority of vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of June 30, 2022, the Company had approximately $12.0 million of unredeemed vouchers that had been sold through June 30, 2022, representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $2.9 million for these unredeemed vouchers as of June 30, 2022, which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold through 2021 representing the Company’s commission earned from the sale and estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021, which was recorded as a reduction of revenues and was reflected as a current liability in Accrued expenses and other on the condensed consolidated balance sheet. The Company has recorded Merchant Payables of $47.9 million as of June 30, 2022 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company performed its annual test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2022 and 2021.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company performed its annual impairment test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2022 and 2021.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of June 30, 2022 and December 31, 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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
As of June 30, 2022, the Company had merchant payables of $47.9 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $17.2 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from July 2022 through December 2025 with the majority of vouchers expiring at the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of June 30, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$25,608	$43,815
Restricted cash	1,061	1,142
Cash, cash equivalents and restricted cash–discontinued operations	11	32
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$26,680	$44,989
The Company’s restricted cash was included in noncurrent assets as of June 30, 2022 and December 31, 2021.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Travelzoo—continuing operations	$1,018	$2,985	$3,388	$1,358
Net loss attributable to Travelzoo—discontinued operations	$10	$29	$(1)	$14
Denominator:
Weighted average common shares—basic	12,513	11,488	12,285	11,440
Effect of dilutive securities: stock options	124	1,920	306	1,808
Weighted average common shares—diluted	12,637	13,408	12,591	13,248

Income per share—basic
Continuing operations	$0.08	$0.26	$0.28	$0.12
Discontinued operations	—	—	—	—
Net income per share —basic	$0.08	$0.26	$0.28	$0.12

Income per share—diluted
Continuing operations	$0.08	$0.22	$0.27	$0.10
Discontinued operations	—	—	—	—
Net income per share—diluted	$0.08	$0.22	$0.27	$0.10

For the three and six months ended June 30, 2022 and 2021, options to purchase 750,000 shares and 50,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions

Travelzoo (Europe) Limited, Sucursal en España Acquired Secret Escapes Limited’s Spanish Business Unit
On March 3, 2022, Travelzoo (Europe) Ltd, Sucursal en Espana, the Spanish branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Spain”), entered into a Business Unit Purchase Agreement (“BUPA”) with Secret Escapes Limited (“Secret Escapes”) for the purchase of its Spanish business unit, which included, among other things, a database of approximately 940,000 members. The purchase price was 400,000 Euros, with an earn-out opportunity of an additional 100,000 Euros payable by the Company upon the achievement of certain metrics by the business unit in six months (September 2022). Travelzoo was granted the right to use the Secret Escapes name exclusively in Spain for a continuity period of six (6) months. The BUPA contained typical representations and warranties and indemnification protections, as well as a restrictive covenant, whereby Secret Escapes agreed to leave the Spanish market for at least three (3) years, subject to a right to purchase a waiver.
Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) were eliminated.
The Company recorded the transactions with both Secret Escape Limited and Metaverse Travel Experiences Inc. as asset acquisitions as the assets acquired and liabilities assumed do not meet the definition of a business in Accounting Standards Codification (“ASC”) 805-10. Cost accumulation model was used to account for the cost of the acquisition and the 100,000 Euros earn-out was considered as contingent consideration based on ASC 805-50. Travelzoo acquired the database of members and recorded $2.2 million intangible assets from both agreements.
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
The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. Accordingly, the Company allocated $3.5 million to customer relationships, $2.5 million to trade name and $660,000 to non-compete agreements and the remaining $13.1 million to goodwill. The acquisition related costs were not significant and were expensed as incurred. Jack’s Flight Club's result have been included in the accompanying financial statements from their the dates of acquisition. The Company recorded a goodwill impairments of $2.1 million and a Trade name impairment of $810,000 due to the pandemic in the first quarter of 2020. The Company performed an annual impairment test in October did not identify any further indicators of impairment as of December 31, 2021. The Company also did not identify any indicators of impairment during the six months ended June 30, 2022.

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from the above acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
Non-compete agreements	660	4.0
Intangible assets (Secret Escape Spain member database)	445	3.0
Intangible assets (Metaverse Travel member database)	1,751	2.3

The following table represents the activities of intangible assets for the three and six months ended June 30, 2022 (in thousands):

	Jack's Flight Club	Secret Escape Spain	Metaverse Travel
Intangible assets—January 1, 2021	$4,534
Amortization of intangible assets with definite lives	(284)
Intangible assets—March 31, 2021	4,250
Amortization of intangible assets with definite lives	(275)
Intangible assets—June 30, 2021	3,975
Amortization of intangible assets with definite lives	(275)
Intangible assets—September 30, 2021	3,700
Amortization of intangible assets with definite lives	(274)
Intangible assets—December 31, 2021	3,426
Acquisitions—March 2022	—	445	1,751
Amortization of intangible assets with definite lives	(226)	(12)	(195)
Intangible assets—March 31, 2022	3,200	433	1,556
Amortization of intangible assets with definite lives	(217)	(34)	(194)
Intangible assets—June 30, 2022	$2,983	$399	$1,362

Amortization expense for acquired intangibles was $445,000 and $275,000 for the three months ended June 30, 2022 and 2021, respectively, and was $878,000 and $559,000 for the six months ended June 30, 2022 and 2021, respectively. Expected future amortization expense of acquired intangible assets, excluding the $1.65 million for the indefinite-lived trade name asset, as of June 30, 2022 is as follows (in thousands):

Years ending December 31,
2022 remainder	$896
2023	1,568
2024	593
2025	37
$3,094

Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of June 30, 2022 and December 31, 2021. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for the three and six months ended June 30, 2022 and 2021.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to eight years. Refer to Note 11 for Leases as of June 30, 2022. The Company maintains several standby letters of credit (“LOC”) to serve as collateral issued to certain landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Condensed Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $3.0 million as of June 30, 2022, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.

Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company's effective tax rate from continuing operations was 47% and 27%, respectively, for the three months ended June 30, 2022 and 2021. The Company’s effective tax rate for the three months ended June 30, 2022, changed from the three months ended June 30, 2021, primarily due to other income recorded for PPP Loan forgiveness in the three months ended June 30, 2021 that is exempt from tax and changes in deferred tax assets from limitations on deductible stock-based compensation. The Company's effective tax rate from continuing operations was 36% and 58%, respectively, for the six months ended June 30, 2022 and 2021. The Company’s effective tax rate for the six months ended June 30, 2022 changed from the six months ended June 30, 2021 primarily due to a decrease in non-tax deductible stock compensation in the six months ended June 30, 2022.
As of June 30, 2022, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $666,000.
The Company maintains liabilities for uncertain tax positions. As of June 30, 2022, the Company had approximately $1.0 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2022 and December 31, 2021, the Company had approximately $500,000 and $424,000 in accrued interest and penalties, respectively.
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
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$(3,931)	$(3,649)	$(3,793)	$(4,059)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(602)	162	(740)	572
Ending balance	$(4,533)	$(3,487)	$(4,533)	$(3,487)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.

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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel exercised the remaining 540,000 options granted pursuant to the 2019 Option Agreement during the three months ended June 30, 2022. The Company received an aggregate cash proceeds of $1.9 million.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest in total and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of June 30, 2022, 150,000 options were outstanding and none of these options were vested. Total stock-based compensation related to these option grants of $72,000 and $41,000 was recorded in general and administrative expenses for the three months ended June 30, 2022 and 2021. Total stock-based compensation related to these option grants of $145,000 and $96,000 was recorded in general and administrative expenses for the six months ended June 30, 2022 and 2021. As of June 30, 2022, there was approximately $338,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.2 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. As of June 30, 2022, 200,000 options were outstanding and all of these options were vested. Total stock-based compensation related to this option grant of $385,000 and $771,000 was recorded in general and administrative expenses for the six months ended June 30, 2022 and 2021. Stock-based compensation related to this grant was fully expensed by the end of the first quarter of 2022.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of June 30, 2022, 150,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation related to these option grants of $49,000 was recorded in general and administrative expenses for each of the three months ended June 30, 2022 and 2021. Total stock-based compensation related to these option grants of $98,000 and $108,000 was recorded in general and administrative expenses for the six months ended June 30, 2022 and 2021. As of June 30, 2022, there was approximately $344,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.8 years.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of June 30, 2022, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation related to this option grant of $36,000 and $21,000 was recorded in general and administrative expenses for the three months ended June 30, 2022 and 2021. Total stock-based compensation related to this option grant of $72,000 and $21,000 was recorded in general and administrative expenses for the six months ended June 30, 2022 and 2021. As of June 30, 2022, there was approximately $359,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.5 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of June 30, 2022, 600,000 options were outstanding and 150,000 of these options were vested. Total stock-based compensation related to this option grant of $433,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2022. As of June 30, 2022, there was approximately $1.3 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. As of June 30, 2022, 100,000 options were outstanding and none of these options was vested. The Company did not recognize any stock-based compensation expense for this grant in the three and six months ended June 30, 2022 as achievement of the performance condition was not considered probable. As of June 30, 2022, there was approximately $368,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3 years.
Note 8: Stock Repurchase Program
The Company’s stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and assist with capital allocation. Management is allowed discretion in the execution of the repurchase program based upon market conditions and consideration of capital allocation. There is currently no outstanding stock repurchase program.
In May 2019, the Company announced a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased and retired 436,369 shares and 169,602 shares of common stock in 2019 and 2020, respectively. In 2021, the Company repurchased 395,029 shares of common stock for an aggregate purchase price of $3.9 million, which were recorded as part of treasury stock as of December 31, 2021. This stock repurchase program was completed in 2021.

In March 2021, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 100,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million, which were recorded as part of treasury stock as of December 31, 2021. This transaction was approved by the Compensation Committee of the Board of Directors.
In June 2022, the Company announced its board of directors has approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of June 30, 2022, the Company has not repurchased shares of common stock related to this program.
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the six months ended June 30, 2022, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$12,342	$4,395	$952	$—	$17,689
Intersegment revenues (expenses)	41	(41)	—	—	—
Total net revenues	12,383	4,354	952	—	17,689
Operating profit (loss)	$3,092	$(1,472)	$161	$—	$1,781

Three Months Ended June 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$13,650	$4,569	$860	$—	$19,079
Intersegment revenues (expenses)	335	(335)	—	—	—
Total net revenues	13,985	4,234	860	—	19,079
Operating profit (loss)	$3,533	$(227)	$170	$—	$3,476

Six Months Ended June 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$23,845	$10,522	$1,775	$—	$36,142
Intersegment revenues (expenses)	234	(234)	—	—	—
Total net revenues	24,079	10,288	1,775	—	36,142
Operating profit (loss)	$4,810	$(1,294)	$184	$—	$3,700

Six Months Ended June 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$23,478	$8,138	$1,747	$—	$33,363
Intersegment revenues (expenses)	326	(326)	—	—	—
Total net revenues	23,804	7,812	1,747	—	33,363
Operating profit (loss)	$3,572	$(923)	$60	$—	$2,709
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of June 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$316	$234	$—	$—	$550
Total assets excluding discontinued operations	$105,331	$18,307	$18,746	$(63,938)	$78,446

As of December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$573	$86	$—	$—	$659
Total assets excluding discontinued operations	$116,700	$28,167	$18,436	$(63,647)	$99,656
For the six months ended June 30, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2022 and December 31, 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Travelzoo North America
Travel	$11,449	$13,073	$22,499	$22,063
Local	934	912	1,580	1,741
Total Travelzoo North America revenues	12,383	13,985	24,079	23,804
Travelzoo Europe
Travel	4,072	3,723	9,696	7,024
Local	282	511	592	788
Total Travelzoo Europe revenues	4,354	4,234	10,288	7,812
Jack’s Flight Club	952	860	1,775	1,747
Consolidated
Travelzoo Travel	15,521	16,796	32,195	29,087
Travelzoo Local	1,216	1,423	2,172	2,529
Jack’s Flight Club	952	860	1,775	1,747
Total revenues	$17,689	$19,079	$36,142	$33,363

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
United States	$11,222	$13,214	$21,865	$22,435
United Kingdom	4,037	2,987	8,036	5,107
Germany	957	1,729	3,209	2,897
Rest of the world	1,473	1,149	3,032	2,924
Total revenues	$17,689	$19,079	$36,142	$33,363

The following table sets forth property and equipment by geographic area (in thousands):

	June 30,	December 31,
	2022	2021
United States	$316	$409
Rest of the world	234	250
Total long-lived assets	$550	$659

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it will exit its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Sales and marketing	—	—	—	—
Product development	—	—	—	—
General and administrative	—	—	8	12
Total operating expenses	—	—	8	12
Loss from operations	—	—	(8)	(12)
Other income, net	10	29	7	26
Income (loss) before income taxes	10	29	(1)	14
Income tax expense	—	—	—	—
Net income (loss)	$10	$29	$(1)	$14

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K. (“Travelzoo Japan”) to Mr. Hajime Suzuki, the former General Manager of Japan of the Company (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan and South Korea in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Japan for 2020. The Company records royalties for its licensing arrangements on a one-quarter lag basis. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years. The Japan Buyer repaid $133,000 in 2021. The Company recognized royalties of $0 and $9,000 from Travelzoo Japan for the three months ended June 30, 2022 and 2021, respectively.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company also recorded $7,000 and $0 in licensing revenue from the licensee in Australia, New Zealand, and Singapore for the three months ended June 30, 2022 and 2021, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2022	December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$11	$32
Accounts receivable, net	—	—
Prepaid expenses and other	23	39
Total assets from discontinued operations	$34	$71
LIABILITIES
Accounts payable	$437	$473
Accrued expenses and other	—	—
Deferred revenue	11	12
Total liabilities from discontinued operations	$448	$485

The net cash used in operating activities for the discontinued operations for the six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(21)	$(85)

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

The following table summarizes the components of lease expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$558	$920	$1,243	$1,802
Short-term lease cost	—	6	—	12
Variable lease cost	170	266	391	547
Sublease income	(88)	(84)	(174)	(168)
Total lease cost	$640	$1,108	$1,460	$2,193
For the six months ended June 30, 2022 and 2021, cash payments against the operating lease liabilities totaled $1.7 million and $2.3 million, respectively. ROU assets obtained in exchange for lease obligations was $0 and $1.8 million for six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$6,192	$7,700

Liabilities:
Operating lease liabilities	$2,589	$3,180
Long-term operating lease liabilities	8,125	9,111
Total operating lease liabilities	$10,714	$12,291

Weighted average remaining lease term (years)	6.64	6.68
Weighted average discount rate	3.3%	3.6%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2022 (excluding the six months ended June 30, 2022)	$1,426
2023	2,119
2024	1,426
2025	1,350
2026	1,350
Thereafter	4,275
Total lease payments	11,946
Less interest	(1,232)
Present value of operating lease liabilities	$10,714
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
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of June 30, 2022, Ralph Bartel is the Company's largest shareholder, holding approximately 35.7% of the Company's outstanding shares. Holger Bartel, the Company's Global Chief Executive Officer, is Ralph Bartel's brother and holds approximately 3.9% of the Company's outstanding shares.
Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) were eliminated.
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
WeGo Investment
The Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net in the first quarter of 2022.
Stock Option Agreement
In March 2022, the Company granted Holger Bartel 600,000 stock options that vest through December 31, 2023. This grant was approved by the shareholders of the Company at the 2022 annual meeting of shareholders. Holger Bartel is the brother of Ralph Bartel and is our Global Chief Executive Officer. See Note 3 to the unaudited condensed consolidated financial statements for further information.

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
In January 2022, the Company’s German branch of Travelzoo (Europe) Limited received the payment for approximately $1.2 million from German federal government for companies suffered Corona-related slump. The Company recorded $1.2 million gain in Other income, net in the first quarter of 2022. The Company also received other government fundings for the three months ended June 30, 2022 and 2021. Job retention related funding from Canada was approximately $85,000 and $149,000 for the three months ended June 30, 2022 and 2021, respectively, and was approximately $153,000 and $317,000 for the six months ended June 30, 2022 and 2021, respectively. Job retention related funding from European locations was $10,000 and $31,000 for the three and six months ended June 30, 2021, respectively. These fundings were recorded against salary and related expenses. The Company did not receive any job retention related funding from European locations for the three and six months ended June 30, 2022.
The Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the first quarter of 2022.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between July 2022 through December 2025 with the majority of vouchers expiring in 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of June 30, 2022, the Company had approximately $12.0 million of unredeemed vouchers that had been sold through June 30, 2022 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $2.9 million for these unredeemed vouchers as of June 30, 2022 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $47.9 million as of June 30, 2022 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.2	13.2	13.8	16.6
Gross profit	87.8	86.8	86.2	83.4
Operating expenses:
Sales and marketing	47.9	38.5	47.2	42.4
Product development	2.6	3.6	2.5	4.1
General and administrative	27.2	26.5	26.3	28.8
Total operating expenses	77.7	68.6	76.0	75.3
Operating income	10.1	18.2	10.2	8.1
Other income, net	1.1	3.6	4.5	1.5
Income from continuing operations before income taxes	11.2	21.8	14.7	9.6
Income tax expense	5.2	6.0	5.2	5.6
Income from continuing operations	6.0	15.8	9.5	4.0
Income from discontinued operations, net of taxes	—	0.2	—	—
Net income	6.0	16.0	9.5	4.0
Net income attributable to non-controlling interest	0.2	0.2	0.1	—
Net income attributable to Travelzoo	5.8%	15.8%	9.4%	4.0%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	June 30,
	2022	2021
North America
Total members (1)	16,541,000	17,727,000
Average cost per acquisition of a new member	$2.82	$4.64
Revenue per member (2)	$2.85	$2.92
Revenue per employee (3)	$408,000	$397,000
Mobile application downloads	4,014,000	2,818,000
Social media followers	3,255,000	3,251,000
Europe
Total members (1)	9,083,000	8,515,000
Average cost per acquisition of a new member	$4.20	$1.63
Revenue per member (2)	$2.45	$1.79
Revenue per employee (3)	$213,000	$159,000
Mobile application downloads	2,261,000	2,163,000
Social media followers	898,000	898,000
Jack's Flight Club
Total members	1,798,000	1,643,000
Consolidated
Total members (1)	27,422,000	27,885,000
Average cost per acquisition of a new member	$3.52	$3.96
Revenue per member (2)	$2.41	$2.09
Revenue per employee (3)	$320,000	$298,000
Mobile application downloads	7,181,000	6,831,000
Social media followers	4,153,000	4,149,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Travelzoo North America
Travel	$11,449	$13,073	$22,499	$22,063
Local	934	912	1,580	1,741
Total Travelzoo North America revenues	12,383	13,985	24,079	23,804
Travelzoo Europe
Travel	4,072	3,723	9,696	7,024
Local	282	511	592	788
Total Travelzoo Europe revenues	4,354	4,234	10,288	7,812
Jack’s Flight Club	952	860	1,775	1,747
Consolidated
Travelzoo Travel	15,521	16,796	32,195	29,087
Travelzoo Local	1,216	1,423	2,172	2,529
Jack’s Flight Club	952	860	1,775	1,747
Total revenues	$17,689	$19,079	$36,142	$33,363
Travelzoo North America
North America revenues decreased $1.6 million for the three months ended June 30, 2022 from the three months ended June 30, 2021. This decrease was primarily due to $1.6 million decrease in Travel revenues offset partially by $22,000 increase in Local revenues. The decrease in Travel revenue of $1.6 million was primarily due to $3.5 million decrease in Getaways revenue due to decrease in number of vouchers sold, offset partially by $2.1 million increase as a result of higher revenues from Top 20 and Newsflash. The increase in Local revenues of $22,000 was primarily due to the increase in number of Local Deals vouchers sold.
North America revenues increased $275,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021. This increase was primarily due to $436,000 increase in Travel revenues offset by $161,000 decrease in Local revenues. The increase in Travel revenue of $436,000 was primarily due to $6.8 million increase as a result of higher revenues from Top 20 and Newsflash, offset partially by $6.6 million decrease in Getaways revenue due to decrease in number of vouchers sold. The decrease in Local revenues of $161,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $120,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021. The increase was primarily due to $842,000 increase in Travel revenues, offset partially by $199,000 decrease in Local revenue and $523,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $842,000 was primarily due to $1.4 million increase as a result of higher revenues from Top 20 and Newsflash and $234,000 increase in hotel commission, offset partially by $1.2 million decrease in Getaways revenue due to decrease in number of vouchers sold. The decrease in Local revenues of $199,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Europe revenues increased $2.5 million for the six months ended June 30, 2022 from the six months ended June 30, 2021. The increase was primarily due to $3.5 million increase in Travel revenues, offset partially by $156,000 decrease in Local revenues and $836,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $3.5 million was primarily due to $2.8 million increase as a result of higher revenues from Top 20 and Newsflash and $501,000 increase in hotel commission, offset partially by $1.3 million decrease in Getaways revenue due to decrease in number of vouchers sold. The decrease in Local revenues of $196,000 was primarily due to the decrease in number of Local Deals vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue increased by $92,000 and $28,000, respectively, for three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 due to the increase of premium members.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $2.2 million and $2.5 million, respectively for the three months ended June 30, 2022 and 2021. Cost of revenues was $5.0 million and $5.5 million, respectively, for the six months ended June 30, 2022 and 2021.
Cost of revenues decreased $359,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 was primarily due to $227,000 decrease in credit card fees as a result of decreased voucher sales and $133,000 decrease in network expense. Cost of revenues decreased $545,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 was primarily due to the decrease in credit card fees as a result of decreased voucher sales.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $8.5 million and $7.3 million for the three months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses were $17.1 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2022 and 2021, advertising expenses accounted for 25% and 12%, respectively, of the total sales and marketing expenses. For the six months ended June 30, 2022 and 2021, advertising expenses accounted for 21% and 8%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $1.1 million for the three months ended June 30, 2022 from the three months ended June 30, 2021 The increase was primarily due to $910,000 increase in member acquisition costs and $159,000 increase in travel expenses.
Sales and marketing expenses increased $2.9 million for the six months ended June 30, 2022 from the six months ended June 30, 2021. The increase was primarily due to $2.0 million increase in member acquisition costs, $506,000 increase in other marketing expenses and $389,000 increase in depreciation and amortization expenses.
Product Development
Product development expenses consist primarily of compensation for software development staff, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $454,000 and $685,000 for the three months ended June 30, 2022 and 2021, respectively. Product development expenses were $907,000 and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
Product development expenses decreased $231,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to $109,000 decrease in payroll and payroll related expenses and $71,000 decrease in facilities costs.
Product development expenses decreased $461,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to $167,000 decrease in salary and related expenses and $161,000 decrease in facilities costs.

General and Administrative
General and administrative expenses consist primarily of compensation for administrative and executive staff, bad debt expense, professional service expenses for audit and tax preparation, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.8 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively. General and administrative expenses were $9.5 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively.
General and administrative expenses decreased $245,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to decrease in payroll and payroll related expenses.
General and administrative expenses decreased $137,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to decrease in depreciation and amortization expenses.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, gains on extinguishment of PPP loans, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.
Other income, net was $195,000 and $648,000, respectively, for the three months ended June 30, 2022 and 2021. The decrease of $489,000 for the three months ended June 30, 2022 from three months ended June 30, 2021 was due primarily to the $429,000 gain recorded in the second quarter of 2021 as the result of partial PPP loan forgiveness.
Other income, net was $1.6 million and $518,000, respectively, for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.1 million for the six months ended June 30, 2022 from the six months ended June 30, 2021 was due primarily to the $1.2 million German federal government funding for COVID pandemic relief and the $196,000 escrow payment for WeGo sale the Company received in the six months ended June 30, 2022, offset partially by the $429,000 gain recorded in the second quarter of 2021 as the result of partial PPP loan forgiveness.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $928,000 and $1.1 million, respectively, for the three months ended June 30, 2022 and 2021. Our effective tax rate was 47% and 27%, respectively, for the three months ended June 30, 2022 and 2021. Our effective tax rate changed for the three months ended June 30, 2022 from three months ended June 30, 2021 primarily due to other income recorded for PPP Loan forgiveness in the three months ended June 30, 2021 that is exempt from tax and changes in deferred tax assets from limitations on deductible stock-based compensation. Income tax expense was $1.9 million for each of the six months ended June 30, 2022 and 2021. Our effective tax rate was 36% and 58%, respectively, for the six months ended June 30, 2022 and 2021. Our effective tax rate changed for the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to a decrease in non-tax deductible stock compensation in the six months ended June 30, 2022.
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
Travelzoo North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenue	$12,383	$13,985	$24,079	$23,804
Operating profit	$3,092	$3,533	$4,810	$3,572
Operating profit as a % of revenue	25.0%	25.3%	20.0%	15.0%
North America revenues decreased by $1.6 million for the three months ended June 30, 2022 from the three months ended June 30, 2021 (see “Revenues” above). North America expenses decrease by $1.2 million for the three months ended

June 30, 2022 from the three months ended June 30, 2021. The decrease was primarily due to $458,000 decrease in facilities costs, $313,000 decrease in payroll and payroll related expenses, $153,000 decrease in expenses from third-party partners of the Travelzoo Network, $152,000 decrease in credit card fee as a result of decreased voucher sales and $136,000 decrease in network expenses.
North America revenues increased by $275,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 (see “Revenues” above). North America expenses decreased by $963,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021. The decrease was primarily due to $629,000 decrease in credit card fee as a result of decreased voucher sales, $567,000 decrease in facilities costs and $482,000 decrease in payroll and payroll related expenses, offset partially by $555,000 increase in depreciation and amortization expenses.

Travelzoo Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenue	$4,354	$4,234	$10,288	$7,812
Operating profit (loss)	$(1,472)	$(227)	$(1,294)	$(923)
Operating profit (loss) as a % of revenue	(33.8)%	(5.4)%	(12.6)%	(11.8)%
Europe revenues increased by $120,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 (see “Revenues” above). Europe expenses increased by $1.4 million for the three months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to increase in member acquisition costs.
Europe revenues increased by $2.5 million for the six months ended June 30, 2022 from the six months ended June 30, 2021 (see “Revenues” above). Europe expenses increased by $2.8 million for the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $200,000 and $165,000 for the three and six months ended June 30, 2022, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $20,000 and $79,000 for the three months ended June 30, 2021, respectively.
Jack’s Flight Club

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenue	$952	$860	$1,775	$1,747
Operating profit	$161	$170	$184	$60
Operating profit as a % of revenue	16.9%	19.8%	10.4%	3.4%

Jack’s Flight Club revenues increased by $92,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 (see “Revenues” above). Jack’s Flight Club expenses increased by $101,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to an increase in marketing expenses.
Jack’s Flight Club revenues increased by $28,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 (see “Revenues” above). Jack’s Flight Club expenses decreased by $96,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to an estimate for indirect tax expenses the Company recorded during the six months ended June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022, we had $25.6 million in cash and cash equivalents, of which $16.7 million was held outside the U.S. in our foreign operations. We also had $1.1 million in restricted cash, of which $360,000 was held outside the U.S. in our foreign operations as of June 30, 2022. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash, cash equivalents and restricted cash decreased $18.3 million from $45.0 million as of December 31, 2021 primarily due to $17.0 million cash used in operating activities.

As of June 30, 2022, the Company had merchant payables of $47.9 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $17.2 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from July 2022 through December 2025 with the majority of vouchers expiring by the end of 2022 and the remaining primarily expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$(16,990)	$21,950
Net cash used in investing activities	(1,028)	(84)
Net cash provided by (used in) financing activities	1,885	(4,760)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,176)	697
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,309)	$17,803
Net cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2022 was $17.0 million, which primarily consisted of $21.0 million decrease in cash from changes in operating assets and liabilities, offset partially by net income of $3.4 million and $609,000 increase in non-cash items. The decrease in cash from changes in operating assets and liabilities was primarily due to $19.8 million decrease in merchant payables and $2.1 million decrease in accounts payables. Adjustments for non-cash items primarily consisted of $1.1 million for depreciation and amortization, $1.1 million for stock-based compensation and $550,000 for deferred income tax, offset partially by $2.2 million reversal of reserves from accounts receivable and other reserves.
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

Cash paid for income tax, net of refunds received, during the six months ended June 30, 2022 and 2021 was $771,000 and $1.4 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $1.0 million and $84,000, respectively. The cash used in investing activities for the six months ended June 30, 2022 was primarily consisted of the $1.0 million for purchases of intangible assets. The cash used in investing activities for the six months ended June 30, 2021 was due to the $84,000 for purchases of property and equipment.
Net cash provided by financing activities for the six months ended June 30, 2022 was $1.9 million due to proceeds from exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2021 was $4.8 million which primarily consisted of $3.1 million in taxes paid for net settlement of stock options exercise and $1.6 million paid for common stock repurchase.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.5 million as of June 30, 2022. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), as of June 30, 2022, our CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase shares of our equity securities during the three or six months ended June 30, 2022.
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
In June 2022, the Company announced its board of directors has approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. As of June 30, 2022, the Company has not repurchased shares of common stock related to this program.

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

Date: August 10, 2022