Form 10-Q
period 2022-09-30
TRAVELZOO
filed 2022-11-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 7, 2022 was 12,399,709 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,494	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,755 and $2,094 as of September 30, 2022 and December 31, 2021, respectively	11,835	14,871
Prepaid income taxes	2,763	3,325
Prepaid expenses and other	1,381	1,891
Prepaid expenses—related party	—	1,150
Assets from discontinued operations	35	71
Total current assets	35,508	65,123
Deposits and other	6,778	6,784
Deferred tax assets	3,445	3,949
Restricted cash	1,037	1,142
Operating lease right-of-use assets	5,799	7,700
Property and equipment, net	505	659
Intangible assets, net	4,304	3,426
Goodwill	10,944	10,944
Total assets	$68,320	$99,727
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,557	$3,411
Merchant payables	38,175	68,678
Accrued expenses and other	5,857	10,212
Deferred revenue	2,537	1,733
Operating lease liabilities	2,332	3,180
Income tax payable	—	185
Liabilities from discontinued operations	413	485
Total current liabilities	52,871	87,884
Long-term operating lease liabilities	7,723	9,111
Other long-term liabilities	2,474	2,364
Total liabilities	63,068	99,359
Commitments and contingencies	—	—
Non-controlling interest	4,636	4,600
Stockholders’ deficit:
Common stock, $0.01 par value (20,000 shares authorized; 13,091 shares issued and 12,551 shares issued as of September 30, 2022 and December 31, 2021)	131	126
Treasury stock (at cost, 695 shares at September 30, 2022 and 495 shares at December 31, 2021)	(6,658)	(5,488)
Additional paid in capital	7,797	4,415
Retained earnings	4,690	508
Accumulated other comprehensive loss	(5,344)	(3,793)
Total stockholders’ equity (deficit)	616	(4,232)
Total liabilities and stockholders’ equity (deficit)	$68,320	$99,727

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$15,849	$15,688	$51,991	$49,051
Cost of revenues	2,324	2,992	7,319	8,532
Gross profit	13,525	12,696	44,672	40,519
Operating expenses:
Sales and marketing	8,512	7,709	25,573	21,839
Product development	484	684	1,391	2,052
General and administrative	4,256	4,564	13,735	14,180
Total operating expenses	13,252	12,957	40,699	38,071
Operating income (loss)	273	(261)	3,973	2,448
Other income, net	836	3,344	2,454	3,862
Income from continuing operations before income taxes	1,109	3,083	6,427	6,310
Income tax expense	317	233	2,213	2,111
Income from continuing operations	792	2,850	4,214	4,199
Income (loss) from discontinued operations, net of taxes	5	(19)	4	(5)
Net income	797	2,831	4,218	4,194
Net income (loss) attributable to non-controlling interest	2	8	36	(1)
Net income attributable to Travelzoo	$795	$2,823	$4,182	$4,195

Net income attributable to Travelzoo—continuing operations	$790	$2,842	$4,178	$4,200
Net income (loss) attributable to Travelzoo—discontinued operations	$5	$(19)	$4	$(5)

Income (loss) per share—basic
Continuing operations	$0.06	$0.24	$0.34	$0.36
Discontinued operations	$—	$—	$—	$—
Net income (loss) per share —basic	$0.06	$0.24	$0.34	$0.36

Income (loss) per share—diluted
Continuing operations	$0.06	$0.22	$0.33	$0.32
Discontinued operations	$—	$—	$—	$—
Income (loss) per share—diluted	$0.06	$0.22	$0.33	$0.32

Shares used in per share calculation from continuing operations—basic	12,489	11,648	12,354	11,510
Shares used in per share calculation from discontinued operations—basic	12,489	11,648	12,354	11,510

Shares used in per share calculation from continuing operations—diluted	12,578	12,904	12,586	13,132
Shares used in per share calculation from discontinued operations—diluted	12,578	11,648	12,586	11,510

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$797	$2,831	$4,218	$4,194
Other comprehensive income (loss):
Foreign currency translation adjustment	(811)	(401)	(1,551)	171
Total comprehensive income (loss)	$(14)	$2,430	$2,667	$4,365

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,218	$4,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,652	1,408
Stock-based compensation	1,456	2,788
Deferred income tax	701	1,073
Loss on long-lived assets	38	—
Gain on PPP notes payable forgiveness	—	(3,588)
Gain on equity investment in WeGo	(196)	—
Net foreign currency effect	34	(300)
Reversal of loss on accounts receivable, refund reserve and other	(3,402)	(1,725)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,540	(3,848)
Prepaid income taxes	354	(2,007)
Prepaid expenses and other	41	(9,473)
Accounts payable	401	5,024
Merchant payables	(28,894)	16,486
Accrued expenses and other	153	(452)
Income tax payable	(185)	(263)
Other liabilities	240	(34)
Net cash provided by (used in) operating activities	(20,849)	9,283
Cash flows from investing activities:
Purchases of intangible assets	(1,049)	—
Proceeds from sale of equity investment in WeGo	196	—
Purchases of property and equipment	(236)	(24)
Net cash used in investing activities	(1,089)	(24)
Cash flows from financing activities:
Repurchase of common stock	(1,170)	(1,583)
Payment of notes payables	—	(110)
Proceeds from short swing settlement	46	—
Exercise of stock options, net of taxes paid for net share settlement	1,885	(5,424)
Net cash provided by (used in) financing activities	761	(7,117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,267)	(126)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,444)	2,016
Cash, cash equivalents and restricted cash at beginning of period	44,989	64,385
Cash, cash equivalents and restricted cash at end of period	$20,545	$66,401
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,234	$2,978
Right-of-use assets obtained in exchange for lease obligations—operating leases	$—	$1,777
Cash paid for amounts included in the measurement of lease liabilities	$2,405	$3,291
Non-cash consideration for purchase of intangible asset	$1,150	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$3,895	$(4,533)	$1,431
Stock-based compensation expense	—	—		325	—	—	325
Repurchase of common stock	—	—	(1,170)	—		—	(1,170)
Proceeds from short swing settlement	—	—	—	46	—	—	46
Foreign currency translation adjustment	—	—		—	—	(811)	(811)
Net income–Travelzoo	—	—		—	795	—	795
Balances, September 30, 2022	13,091	$131	$(6,658)	$7,797	$4,690	$(5,344)	$616

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, June 30, 2021	11,594	$115	$(1,583)	$4,988	$969	$(3,487)	$1,002
Stock-based compensation expense	—	—	—	971	—	—	971
Exercise of stock options and taxes paid for net share settlement of equity awards	329	3	—	(2,527)	—	—	(2,524)
Foreign currency translation adjustment	—	—	—	—	—	(401)	(401)
Net income–Travelzoo	—	—	—	—	2,823	—	2,823
Balances, September 30, 2021	11,923	$118	$(1,583)	$3,432	$3,792	$(3,888)	$1,871

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	$508	$(3,793)	$(4,232)
Stock-based compensation expense	—	—	—	1,456	—	—	1,456
Exercise of stock options and taxes paid for net share settlement of equity awards	540	5	—	1,880	—	—	1,885
Repurchase of common stock	—	—	(1,170)	—	—	—	(1,170)
Proceeds from short swing settlement	—	—	—	46	—	—	46
Foreign currency translation adjustment	—	—	—	—	—	(1,551)	(1,551)
Net income–Travelzoo	—	—	—	—	4,182	—	4,182
Balances, September 30, 2022	13,091	$131	$(6,658)	$7,797	$4,690	$(5,344)	$616

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$(403)	$(4,059)	$1,891
Stock-based compensation expense	—	—	—	2,788	—	—	2,788
Repurchase of common stock	—	—	(1,583)	—	—	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	558	4	—	(5,595)	—	—	(5,591)
Foreign currency translation adjustment	—	—	—	—	—	171	171
Net income–Travelzoo	—	—	—	—	4,195	—	4,195
Balances, September 30, 2021	11,923	$118	$(1,583)	$3,432	$3,792	$(3,888)	$1,871

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
Travelzoo (the “Company” or "we") attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. Our insider deals and email newsletters are published by Travelzoo and its licensees worldwide. Our publications and products include the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Travelzoo Top 20® email newsletter, the Newsflash email alert service, and the Travelzoo Network. Our Travelzoo website Top 20® and Newsflash email alert service include Local Deals and Getaways listings that allow our members to purchase vouchers for deals from local businesses such as spas, hotels and restaurants.
We also license the use of these products and our intellectual property in various countries in Asia Pacific, including but not limited to Australia, New Zealand, Japan, South Korea and Southeast Asia. We are also the majority shareholder of JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club. On March 14, 2022, we announced the creation of our new Metaverse division and the plan to begin the launch of our Travelzoo META subscription-based service that will provide members with exclusive access to the latest and best Metaverse travel experiences.
For our voucher products, we receive a percentage of the face value of the voucher from the local businesses.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2022, Jack’s Flight Club had 1.8 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000) to be repaid over 3 years, of which $133,000 was repaid in 2021. The Company recorded this loan as long-term other assets on the condensed consolidated balance sheet as of September 30, 2022.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company did not recognize any royalty from Travelzoo Japan for the nine months ended September 30, 2022. The Company recognized royalties of $9,000 from Travelzoo Japan for the nine months ended September 30, 2021. The Company recognized royalties of $8,000 and $2,000 for its licensing arrangements from the licensee in Australia for the three months ended September 30, 2022 and 2021, respectively. The Company recognized royalties of $18,000 and $2,000 for its licensing arrangements from the licensee in Australia for the nine months ended September 30, 2022 and 2021, respectively. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.

Per the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net for the sale of WeGo shares in 2020. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the nine months ended September 30, 2022.
WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order equal to approximately $200,000. The payment was made and recorded in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
Government funding
In January 2022 and July 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million and $494,000, respectively, from the German Federal Government Bridging Aid III plan. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022. The Company has to submit a final declaration in connection to this grant by June 30, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million and $494,000 gains in Other income, net in the first and third quarters of 2022.
The Company also received other government fundings for the three and nine months ended September 30, 2022 and 2021. Job retention related funding from Canada was approximately $10,000 and $64,000 for the three months ended September 30, 2022 and 2021, respectively, and was approximately $164,000 and $381,000 for the nine months ended September 30, 2022 and 2021, respectively. Job retention related funding from European locations was $0 and $31,000 for the three and nine months ended September 30, 2021. These fundings were recorded against salary and related expenses. The Company did not receive any job retention related funds from European locations for the nine months ended September 30, 2022.
Liquidity
Travelzoo funds its operations primarily with revenues generated from advertising fees. The global pandemic has had and is expected to continue to have, a significant adverse effect on the Company and many of our advertisers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $17.4 million as of September 30, 2022. Cash used in operating activities was $20.8 million for the nine months ended September 30, 2022. In order to appeal to its members, Travelzoo adjusted its refund policy in the second quarter of 2020 so that vouchers were fully refundable until expiration or redemption by the customer. This refund policy has mostly been adjusted as of April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. As of September 30, 2022, the Company has recorded merchant payables of $38.2 million related to unredeemed vouchers with the majority of vouchers expiring during 2023. Management understands that these conditions could raise doubt over the Company’s ability to meet all of its obligations over the next twelve months, however, management has evaluated these conditions and concluded that management's plans alleviate these concerns. Management’s plans include, among others, a focus on managing operating expenses while increasing revenues, as well as obtaining additional financing if required.
Revenue and net income increased for the nine months ended September 30, 2022 compared to the same period of last year. The Company is expecting revenue and net income to increase for the remaining of 2022 based on improving conditions for travel in 2022. Cash and cash equivalents were $19.5 million as of September 30, 2022. Although as mentioned above, all merchant payables are classified as current, the expiration dates of these vouchers range between October 2022 through December 2025 with the majority of the vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The Company will manage its costs and obtain additional financing if required. Management believes that it could raise funds through the issuance of equity securities or through debt securities if necessary. Management therefore concluded that these actions and plans have alleviated the doubt of the Company's ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing on reasonable terms and conditions, or whether such actions would generate the expected liquidity as planned.

Ownership
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of September 30, 2022, Ralph Bartel is the Company's largest shareholder, holding approximately 36.3% of the Company's outstanding shares. Holger Bartel, the Company's Global Chief Executive Officer, is Ralph Bartel's brother and holds approximately 4.2% of the Company's outstanding shares.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and the Company makes no representations related thereto.
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
The Company also offers advertising on other basis, such as cost-per-impression, which means that an advertiser pays the Company based on the number of times their advertisement is displayed on Travelzoo properties, email advertisements, Travelzoo Network properties, or social media properties. For these customers, the Company recognizes revenues each time an advertisement is shown or email delivered.
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
Commission revenue related to hotel platform is recognized ratably over the period of guest stay, net of an allowance for cancellations based upon historical patterns. For arrangements that are for the booking of non-cancelable reservations where the Company’s performance obligation is deemed to be the successful booking of a hotel reservation, we record revenue for the commissions upon completion of the hotel booking.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. As of December 31, 2021, $1.3 million was recorded as deferred revenue for Jack's Flight Club, of which $193,000 and $1.1 million was recognized in the three and nine months ended September 30, 2022, respectively, $473,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $249,000 and $465,000 was recognized as revenue in the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the deferred revenue balance was $2.5 million, of which $1.3 million was for Jack's Flight Club and the remaining $1.2 million was for Travelzoo North America and Travelzoo Europe.

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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. The expiration dates of vouchers range between October 2022 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2022, the Company had approximately $9.6 million of unredeemed vouchers that had been sold through September 30, 2022, representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $1.9 million for these unredeemed vouchers as of September 30, 2022, which is recorded as a reduction of revenues and is reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold through 2021 representing the Company’s commission earned from the sale and estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021, which was recorded as a reduction of revenues and was reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. The Company has recorded Merchant Payables of $38.2 million as of September 30, 2022 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company performed its annual test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the nine months ended September 30, 2022 and 2021.

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company performed its annual impairment test as of October 31, 2021 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the nine months ended September 30, 2022 and 2021.
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
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer products or services on compelling terms to our members. The global pandemic had and is continuing to have an unprecedented impact on the global travel and hospitality industries, with certain side effects such as inflation, travel supply and demand disparities and political unrest still lingering. While many countries have lifted travel bans, mandatory quarantine requirements and other COVID-related restrictions which impeded travel, the situation is constantly changing and there continues to be a risk that countries will again impose COVID-related restrictions if cases begin to increase again. The measures implemented to contain the global pandemic have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations and cash flows.
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of September 30, 2022 and December 31, 2021, the Company did not have any customers that accounted for 10% or more of accounts receivables.
Many of the Company’s advertisers and partners are part of the global travel and hospitality industry. The measures implemented related to COVID led to many of the Company’s advertisers pausing, canceling, or stopping advertising with us, as well as a high level of cancellations for our hotel partners and travel package partners, and refund requests for vouchers sold by Travelzoo for restaurant and spa partners. While these effects are beginning to subside, we cannot predict with certainty how various countries and governments will react if cases increase again. We also cannot predict how the economic side effects of the pandemic, including but not limited to inflation, increased oil prices, increased demand with decreased supply for travel and volatile currency fluctuations, in each case, across various countries, which impact travel and consumer behavior, will resolve. It is therefore difficult to estimate the impact of the global pandemic on the Company’s future revenues, results of operations, cash flows, liquidity, or financial condition.

As of September 30, 2022, the Company had merchant payables of $38.2 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $17.4 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between October 2022 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of September 30, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$19,494	$43,815
Restricted cash	1,037	1,142
Cash, cash equivalents and restricted cash–discontinued operations	14	32
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$20,545	$44,989
The Company’s restricted cash was included in noncurrent assets as of September 30, 2022 and December 31, 2021.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Travelzoo—continuing operations	$790	$2,842	$4,178	$4,200
Net income (loss) attributable to Travelzoo—discontinued operations	$5	$(19)	$4	$(5)
Denominator:
Weighted average common shares—basic	12,489	11,648	12,354	11,510
Effect of dilutive securities: stock options	89	1,256	232	1,622
Weighted average common shares—diluted	12,578	12,904	12,586	13,132

Income (loss) per share—basic
Continuing operations	$0.06	$0.24	$0.34	$0.36
Discontinued operations	—	—	—	—
Net income (loss) per share —basic	$0.06	$0.24	$0.34	$0.36

Income (loss) per share—diluted
Continuing operations	$0.06	$0.22	$0.33	$0.32
Discontinued operations	—	—	—	—
Net income (loss) per share—diluted	$0.06	$0.22	$0.33	$0.32
For the three and nine months ended September 30, 2022, options to purchase 850,000 shares and 750,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, options to purchase 50,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions

Travelzoo (Europe) Limited, Sucursal en España Acquired Secret Escapes Limited’s Spanish Business Unit
On March 3, 2022, Travelzoo (Europe) Ltd, Sucursal en Espana, the Spanish branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Spain”), entered into a Business Unit Purchase Agreement (“BUPA”) with Secret Escapes Limited (“Secret Escapes”) for the purchase of its Spanish business unit, which included, among other things, a database of approximately 940,000 members. The purchase price was 400,000 Euros, with an earn-out opportunity of an additional 100,000 Euros payable by the Company upon the achievement of certain metrics by the business unit in six months (September 2022). The metrics were not achieved and thus no payments were made on the earn-out. Travelzoo was granted the right to use the Secret Escapes name exclusively in Spain for a continuity period of six (6) months. The BUPA contained typical representations and warranties and indemnification protections, as well as a restrictive covenant, whereby Secret Escapes agreed to leave the Spanish market for at least three (3) years, subject to a right to purchase a waiver.

Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) was eliminated.
The Company recorded the transactions with both Secret Escape Limited and Metaverse Travel Experiences, Inc. as asset acquisitions as the assets acquired and liabilities assumed do not meet the definition of a business in Accounting Standards Codification (“ASC”) 805-10. Cost accumulation model was used to account for the cost of the acquisition and the 100,000 Euros earn-out was considered as contingent consideration based on ASC 805-50. Travelzoo acquired the database of members and recorded $2.2 million intangible assets from both agreements.
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
The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. Accordingly, the Company allocated $3.5 million to customer relationships, $2.5 million to trade name and $660,000 to non-compete agreements and the remaining $13.1 million to goodwill. The acquisition related costs were not significant and were expensed as incurred. Jack’s Flight Club's result have been included in the accompanying financial statements from their the dates of acquisition. The Company recorded goodwill impairment of $2.1 million and a trade name impairment of $810,000 due to the pandemic in the first quarter of 2020. The Company performed an annual impairment test in October did not identify any further indicators of impairment as of December 31, 2021. The Company also did not identify any indicators of impairment during the nine months ended September 30, 2022.
Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from the above acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
Non-compete agreements	660	4.0
Intangible assets (Secret Escape Spain member database)	445	3.0
Intangible assets (Metaverse Travel member database)	1,751	2.3

The following table represents the activities of intangible assets for the three and nine months ended September 30, 2022 (in thousands):

	Jack's Flight Club	Secret Escape Spain	Metaverse Travel
Intangible assets—January 1, 2021	$4,534
Amortization of intangible assets with definite lives	(284)
Intangible assets—March 31, 2021	4,250
Amortization of intangible assets with definite lives	(275)
Intangible assets—June 30, 2021	3,975
Amortization of intangible assets with definite lives	(275)
Intangible assets—September 30, 2021	3,700
Amortization of intangible assets with definite lives	(274)
Intangible assets—December 31, 2021	3,426
Acquisitions—March 2022	—	445	1,751
Amortization of intangible assets with definite lives	(226)	(12)	(195)
Intangible assets—March 31, 2022	3,200	433	1,556
Amortization of intangible assets with definite lives	(217)	(34)	(194)
Intangible assets—June 30, 2022	2,983	399	1,362
Amortization of intangible assets with definite lives	(216)	(30)	(194)
Intangible assets—September 30, 2022	$2,767	$369	$1,168

Amortization expense for acquired intangibles was $440,000 and $275,000 for the three months ended September 30, 2022 and 2021, respectively, and was $1.3 million and $833,000 for the nine months ended September 30, 2022 and 2021, respectively. Expected future amortization expense of acquired intangible assets, excluding the $1.65 million for the indefinite-lived trade name asset, as of September 30, 2022 is as follows (in thousands):

Years ending December 31,
2022 remainder	$449
2023	1,573
2024	597
2025	35
$2,654
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of September 30, 2022 and December 31, 2021. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

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
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make material payments for the three and nine months ended September 30, 2022 and 2021.
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
The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to eight years. Refer to Note 11 for leases as of September 30, 2022. The Company maintains several standby letters of credit (“LOC”) to serve as collateral issued to certain landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Condensed Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $2.8 million as of September 30, 2022, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company's effective tax rate from continuing operations was 29% and 8%, respectively, for the three months ended September 30, 2022 and 2021. The Company’s effective tax rate for the three months ended September 30, 2022 changed from the three months ended September 30, 2021 primarily due to other income recorded for PPP Loan forgiveness in the three months ended September 30, 2021 that was exempt from tax. The Company's effective tax rate from continuing operations was 34% and 33%, respectively, for the nine months ended September 30, 2022 and 2021. The Company’s effective tax rate for the nine months ended September 30, 2022 changed from the nine months ended September 30, 2021 primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation, offset by PPP Loan forgiveness income exempt from tax during the nine months ended September 30, 2021.
As of September 30, 2022, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $645,000.

The Company maintains liabilities for uncertain tax positions. As of September 30, 2022, the Company had approximately $1.0 million in total unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective income tax rate.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2022 and December 31, 2021, the Company had approximately $523,000 and $424,000 in accrued interest and penalties, respectively.
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
On March 27, 2020, the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to the global pandemic that may be issued.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$(4,533)	$(3,487)	$(3,793)	$(4,059)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(811)	(401)	(1,551)	171
Ending balance	$(5,344)	$(3,888)	$(5,344)	$(3,888)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel exercised the remaining 540,000 options granted pursuant to the 2019 Option Agreement during the three months ended June 30, 2022. The Company received aggregate cash proceeds of $1.9 million.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest in total and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of September 30, 2022, 150,000 options were outstanding and 75,000 of these options were vested. Total stock-based compensation related to these option grants of $72,000 and $97,000 was recorded in general and administrative expenses for the three months ended September 30, 2022 and 2021. Total stock-based compensation related to these option grants of $217,000 and $248,000 was recorded in general and administrative expenses for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was approximately $266,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.9 years.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. As of September 30, 2022, 200,000 options were outstanding and all of these options were vested. Total stock-based compensation related to this option grant of $385,000 and $1.2 million was recorded in general and administrative expenses for the nine months ended September 30, 2022 and 2021. Stock-based compensation related to this grant was fully expensed by the end of the first quarter of 2022.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Upon the departure of the one employee in the three months ended September 30, 2022, 50,000 unvested options were forfeited and the compensation expense of $25,000 was reversed from general and administrative expenses. As of September 30, 2022, 100,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation related to these option grants of $0 and $49,000 was recorded in general and administrative expenses for each of the three months ended September 30, 2022 and 2021. Total stock-based compensation related to these option grants of $98,000 and $157,000 was recorded in general and administrative expenses for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was approximately $147,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.5 years.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of September 30, 2022, 50,000 options were outstanding and 12,500 of these options were vested. Total stock-based compensation related to this option grant of $36,000 and $62,000 was recorded in general and administrative expenses for the three months ended September 30, 2022 and 2021. Total stock-based compensation related to this option grant of $108,000 and $82,000 was recorded in general and administrative expenses for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was approximately $323,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.3 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of September 30, 2022, 600,000 options were outstanding and 150,000 of these options were vested. Total stock-based compensation related to this option grant of $216,000 and $649,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2022. As of September 30, 2022, there was approximately $1.1 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. As of September 30, 2022, 100,000 options were outstanding and none were vested. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in the three and nine months ended September 30, 2022. As of September 30, 2022, there was approximately $368,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.75 years.
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
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In the three months ended September 30, 2022, the Company repurchased 200,000 shares of common stock for an aggregate purchase price of $1.2 million, which were recorded as part of treasury stock as of September 30, 2022. As of September 30, 2022, there were 800,000 shares remaining to be repurchased under this program.
Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the nine months ended September 30, 2022, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended September 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$10,281	$4,721	$847	$—	$15,849
Intersegment revenues (expenses)	217	(217)	—	—	—
Total net revenues	10,498	4,504	847	—	15,849
Operating profit (loss)	$812	$(551)	$12	$—	$273

Three Months Ended September 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$9,527	$5,365	$796	$—	$15,688
Intersegment revenues (expenses)	136	(136)	—	—	—
Total net revenues	9,663	5,229	796	—	15,688
Operating profit (loss)	$(918)	$600	$57	$—	$(261)

Nine Months Ended September 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$34,126	$15,243	$2,622	$—	$51,991
Intersegment revenues (expenses)	451	(451)	—	—	—
Total net revenues	34,577	14,792	2,622	—	51,991
Operating profit (loss)	$5,622	$(1,845)	$196	$—	$3,973

Nine Months Ended September 30, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$33,005	$13,503	$2,543	$—	$49,051
Intersegment revenues (expenses)	462	(462)	—	—	—
Total net revenues	33,467	13,041	2,543	—	49,051
Operating profit (loss)	$2,654	$(323)	$117	$—	$2,448
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of September 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$406	$99	$—	$—	$505
Total assets excluding discontinued operations	$99,119	$15,721	$18,777	$(65,332)	$68,285

As of December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	Elimination	Consolidated
Long-lived assets	$573	$86	$—	$—	$659
Total assets excluding discontinued operations	$116,700	$28,167	$18,436	$(63,647)	$99,656
For the nine months ended September 30, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2022 and December 31, 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Newsflash, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Travelzoo North America
Travel	$9,668	$9,078	$32,167	$31,141
Local	830	585	2,410	2,326
Total Travelzoo North America revenues	10,498	9,663	34,577	33,467
Travelzoo Europe
Travel	4,230	4,772	13,926	11,796
Local	274	457	866	1,245
Total Travelzoo Europe revenues	4,504	5,229	14,792	13,041
Jack’s Flight Club	847	796	2,622	2,543
Consolidated
Travelzoo Travel	13,898	13,850	46,093	42,937
Travelzoo Local	1,104	1,042	3,276	3,571
Jack’s Flight Club	847	796	2,622	2,543
Total revenues	$15,849	$15,688	$51,991	$49,051

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
United States	$9,599	$8,607	$31,464	$31,042
United Kingdom	3,883	4,218	11,919	9,325
Rest of the world	2,367	2,863	8,608	8,684
Total revenues	$15,849	$15,688	$51,991	$49,051

The following table sets forth property and equipment by geographic area (in thousands):

	September 30,	December 31,
	2022	2021
United States	$293	$409
Rest of the world	212	250
Total long-lived assets	$505	$659

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it was exiting its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Sales and marketing	—	—	—	—
Product development	—	—	—	—
General and administrative	7	17	15	29
Total operating expenses	7	17	15	29
Loss from operations	(7)	(17)	(15)	(29)
Other income (loss), net	12	(2)	19	24
Income (loss) before income taxes	5	(19)	4	(5)
Income tax expense	—	—	—	—
Net income (loss)	$5	$(19)	$4	$(5)

On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan K.K. (“Travelzoo Japan”) to Mr. Hajime Suzuki, the former General Manager of Japan of the Company (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan and South Korea in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. However, Travelzoo Japan is only obligated to pay Travelzoo if Travelzoo Japan has a positive EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted pro forma before royalty expenses, according to Travelzoo Japan’s income statement. Travelzoo was not able to estimate whether Travelzoo Japan will generate positive EBITDA based on the uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company did not record royalties from Travelzoo Japan for 2020. The Company records royalties for its licensing arrangements on a one-quarter lag basis. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years. The Japan Buyer repaid $133,000 in 2021. The Company did not recognize royalties from Travelzoo Japan for the three months ended September 30, 2022 and 2021, respectively. The Company recognized royalties of $0 and $9,000 from Travelzoo Japan for the nine months ended September 30, 2022 and 2021, respectively.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo (Singapore) Pty Ltd (“Travelzoo Singapore”), to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. Licensing revenue is booked with a lag of one quarter. The Company recorded $8,000 and $2,000 in licensing revenue from the licensee in Australia, New Zealand, and Singapore for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $18,000 and $2,000 in licensing revenue from the licensee in Australia, New Zealand, and Singapore for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$14	$32
Accounts receivable, net	—	—
Prepaid expenses and other	21	39
Total assets from discontinued operations	$35	$71
LIABILITIES
Accounts payable	$402	$473
Accrued expenses and other	—	—
Deferred revenue	11	12
Total liabilities from discontinued operations	$413	$485

The net cash used in operating activities for the discontinued operations for the nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(18)	$10

Note 11: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to eight years. Certain leases include one or more options to renew. In addition, we sublease real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$510	$735	$1,753	$2,537
Short-term lease cost	—	—	—	12
Variable lease cost	137	207	528	754
Sublease income	(89)	(84)	(263)	(252)
Total lease cost	$558	$858	$2,018	$3,051
For the nine months ended September 30, 2022 and 2021, cash payments against the operating lease liabilities totaled $2.4 million and $3.3 million, respectively. ROU assets obtained in exchange for lease obligations was $0 and $1.8 million for nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$5,799	$7,700

Liabilities:
Operating lease liabilities	$2,332	$3,180
Long-term operating lease liabilities	7,723	9,111
Total operating lease liabilities	$10,055	$12,291

Weighted average remaining lease term (years)	6.60	6.68
Weighted average discount rate	3.3%	3.6%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$687
2023	2,110
2024	1,421
2025	1,350
2026	1,350
Thereafter	4,275
Total lease payments	11,193
Less interest	(1,138)
Present value of operating lease liabilities	$10,055

Note 12: Debt
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans have a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The Company used the funds from these loans only for the purposes included in the PPP, including payroll, employee benefits, and rent, and also applied for forgiveness of a portion of the loans in compliance with the CARES Act. Interest expense of $25,000 for the PPP notes payable in 2020 was recorded in Other income (loss), net.
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
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the Chairman of the Board of Directors of the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). As of September 30, 2022, Ralph Bartel is the Company's largest shareholder, holding approximately 36.3% of the Company's outstanding shares. Holger Bartel, the Company's Global Chief Executive Officer, is Ralph Bartel's brother and holds approximately 4.2% of the Company's outstanding shares.
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
Stock Option Agreement
In March 2022, the Compensation Committee of the Board of Directors granted Holger Bartel 600,000 stock options that vest through December 31, 2023. This grant was approved by the shareholders of the Company at the 2022 annual meeting of shareholders. Holger Bartel is the brother of Ralph Bartel and is our Global Chief Executive Officer. See Note 3 to the unaudited condensed consolidated financial statements for further information.
Profits from Sale and Purchase of Travelzoo Common Stock within Six Month Period
Holger Bartel completed sales and purchases of 25,000 shares of Travelzoo common stock within a six month period ended July 29, 2022. Per Section 16(b) of Securities and Exchange Act, he agreed to immediately remit to the Company $46,000 in profits gained from these transactions during the three months ended September 30, 2022.

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
In January and July 2022, the Company’s German branch of Travelzoo (Europe) Limited received the payment for approximately $1.2 million and $494,000, respectively, from German federal government for companies suffered Corona-related slump. The Company recorded $1.2 million and $494,000 gain in Other income, net in the first quarter and third quarter of 2022. The Company also received other government fundings for the three and nine months ended September 30, 2022 and 2021. Job retention related funding from Canada was approximately $10,000 and $64,000 for the three months ended September 30, 2022 and 2021, respectively, and was approximately $164,000 and $381,000 for the nine months ended September 30, 2022 and 2021, respectively. Job retention related funding from European locations was $0 and $31,000 for the three and nine months ended September 30, 2021, respectively. These other government fundings were recorded against salary and related expenses. The Company did not receive any job retention related funding from European locations for the three and nine months ended September 30, 2022.
In December 2020, the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company received the full escrow payment in January 2022 and recorded the gain in Other income, net for the first quarter of 2022.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between October 2022 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2022, the Company had approximately $9.6 million of unredeemed vouchers that had been sold through September 30, 2022 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $1.9 million for these unredeemed vouchers as of September 30, 2022 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $38.2 million as of September 30, 2022 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
With the impact to revenues caused by the global pandemic, spending by the Company in many areas within the business was slowed or stopped, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its employees significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations in order to reduce capital expenditures. We do not anticipate that any additional cost-cutting measures will be necessary at this time, but the Board and management of the Company are continually evaluating Company spending.
While the Company has already implemented a policy governing employees returning to the office voluntarily (in jurisdictions where they are permitted to do so), which includes health, safety and cleaning protocols, the Board and management are continually evaluating the best timeframe for employees’ official return to the offices, including implementing a phased return and ongoing flexible working arrangements.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.7	19.1	14.0	17.4
Gross profit	85.3	80.9	86.0	82.6
Operating expenses:
Sales and marketing	53.7	49.1	49.2	44.5
Product development	3.0	4.4	2.7	4.2
General and administrative	26.9	29.1	26.4	28.9
Total operating expenses	83.6	82.6	78.3	77.6
Operating income (loss)	1.7	(1.7)	7.7	5.0
Other income, net	5.3	21.3	4.7	7.9
Income from continuing operations before income taxes	7.0	19.6	12.4	12.9
Income tax expense	2.0	1.5	4.3	4.3
Income from continuing operations	5.0	18.1	8.1	8.6
Income (loss) from discontinued operations, net of taxes	—	(0.1)	—	—
Net income	5.0	18.0	8.1	8.6
Net income attributable to non-controlling interest	—	—	0.1	—
Net income attributable to Travelzoo	5.0%	18.0%	8.0%	8.6%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	September 30,
	2022	2021
North America
Total members (1)	16,385,000	17,241,000
Average cost per acquisition of a new member	$3.48	$4.81
Revenue per member (2)	$2.73	$2.74
Revenue per employee (3)	$381,000	$395,000
Social media followers	3,261,000	3,251,000
Europe
Total members (1)	9,075,000	8,437,000
Average cost per acquisition of a new member	$3.35	$2.36
Revenue per member (2)	$2.35	$1.99
Revenue per employee (3)	$197,000	$174,000
Social media followers	900,000	899,000
Jack's Flight Club
Total members	1,872,000	1,706,000
Consolidated
Total members (1)	27,332,000	27,384,000
Average cost per acquisition of a new member	$3.43	$3.81
Revenue per member (2)	$2.31	$2.48
Revenue per employee (3)	$297,000	$292,000
Social media followers	4,161,000	4,150,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Travelzoo North America
Travel	$9,668	$9,078	$32,167	$31,141
Local	830	585	2,410	2,326
Total Travelzoo North America revenues	10,498	9,663	34,577	33,467
Travelzoo Europe
Travel	4,230	4,772	13,926	11,796
Local	274	457	866	1,245
Total Travelzoo Europe revenues	4,504	5,229	14,792	13,041
Jack’s Flight Club	847	796	2,622	2,543
Consolidated
Travelzoo Travel	13,898	13,850	46,093	42,937
Travelzoo Local	1,104	1,042	3,276	3,571
Jack’s Flight Club	847	796	2,622	2,543
Total revenues	$15,849	$15,688	$51,991	$49,051
Travelzoo North America
North America revenues increased $835,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021. This increase was primarily due to $590,000 increase in Travel revenues and $245,000 increase in Local revenues. The increase in Travel revenue of $590,000 was primarily due to $2.2 million increase as a result of higher revenues from Top 20 and Newsflash, offset partially by $1.5 million decrease in Getaways revenue due to a decrease in number of vouchers sold. The increase in Local revenues of $245,000 was primarily due to the increase in number of Local Deals vouchers sold.
North America revenues increased $1.1 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. This increase was primarily due to $1.0 million increase in Travel revenues and $84,000 increase in Local revenues. The increase in Travel revenue of $1.0 million was primarily due to $9.0 million increase as a result of higher revenues from Top 20 and Newsflash, offset partially by $8.1 million decrease in Getaways revenue due to a decrease in number of vouchers sold. The increase in Local revenues of $84,000 was primarily due to the increase in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues decreased $725,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021. The decrease was primarily due to $859,000 negative impact from foreign currency movements relative to the U.S. dollar and $131,000 decrease in Local revenue, offset partially by $265,000 increase in Travel revenues. The increase in Travel revenue of $265,000 was primarily due to $1.5 million increase as a result of higher revenues from Top 20 and Newsflash, offset partially by $1.4 million decrease in Getaways revenue due to a decrease in number of vouchers sold. The decrease in Local revenues of $131,000 was primarily due to the decrease in number of Local Deals vouchers sold.

Europe revenues increased $1.8 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The increase was primarily due to $3.7 million increase in Travel revenues, offset partially by $287,000 decrease in Local revenues and $1.7 million negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $3.7 million was primarily due to $3.9 million increase as a result of higher revenues from Top 20 and Newsflash, $1.6 million increase in hotel and entertainment commissions, revenue reserve adjustment of $1.0 million and $349,000 increase in our website advertisements, offset partially by $3.4 million decrease in Getaways revenue due to a decrease in number of vouchers sold. The decrease in Local revenues of $287,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue increased by $51,000 and $79,000, respectively, for three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021 due to the increase of premium members.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $2.3 million and $3.0 million, respectively, for the three months ended September 30, 2022 and 2021. Cost of revenues was $7.3 million and $8.5 million, respectively, for the nine months ended September 30, 2022 and 2021.
Cost of revenues decreased $668,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to $324,000 decrease in credit card fees as a result of decreased voucher sales, $256,000 decrease in software license expenses and $139,000 decrease in customer service costs associated with vouchers we sell and hotel bookings.
Cost of revenues decreased $1.2 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to $999,000 decrease in credit card fees as a result of decreased voucher sales and $435,000 decrease in network expenses, offset partially by $299,000 increase in software license expenses.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $8.5 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively. Sales and marketing expenses were $25.6 million and $21.8 million for the nine months ended September 30, 2022 and 2021, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2022 and 2021, advertising expenses accounted for 25% and 17%, respectively, of the total sales and marketing expenses. For the nine months ended September 30, 2022 and 2021, advertising expenses accounted for 22% and 11%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $803,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021. The increase was primarily due to $466,000 increase in marketing expenses and $409,000 increase in member acquisition costs.
Sales and marketing expenses increased $3.7 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The increase was primarily due to $2.4 million increase in member acquisition costs and $1.3 million increase in marketing expenses.

Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $484,000 and $684,000 for the three months ended September 30, 2022 and 2021, respectively. Product development expenses were $1.4 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Product development expenses decreased $200,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to a decrease in salary and headcount related expenses.
Product development expenses decreased $661,000 for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to a $407,000 decrease in salary and headcount related expenses and a $151,000 decrease in facilities costs.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.3 million and $4.6 million for the three months ended September 30, 2022 and 2021, respectively. General and administrative expenses were $13.7 million and $14.2 million for the nine months ended September 30, 2022 and 2021, respectively.
General and administrative expenses decreased $308,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to $881,000 decrease in salary and headcount related expenses which mainly related to the decrease of stock-based compensation expense, offset partially by $590,000 increase in professional service expenses.
General and administrative expenses decreased $445,000 for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to $1.4 million decrease in salary and headcount related expenses which mainly related to the decrease of stock-based compensation expense, offset partially by $741,000 increase in professional service expenses and $344,000 increase in bad debt expense.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses and amortization of basis differences, sublease income, gains from PPP loan forgiveness, German federal government funding for Corona-related pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.
Other income, net was $836,000 and $3.3 million, respectively, for the three months ended September 30, 2022 and 2021. The decrease of $2.5 million for the three months ended September 30, 2022 from three months ended September 30, 2021 was due primarily to the $3.2 million gain recorded as the result of the PPP loan forgiveness in the three months ended September 30, 2021, offset partially by the $494,000 German federal government funding for COVID pandemic relief in the three months ended September 30, 2022.
Other income, net was $2.5 million and $3.9 million, respectively, for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $1.4 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was due primarily to $3.6 million gain recorded as the result of PPP loan forgiveness in the nine months ended September 30, 2021, offset partially by the $1.7 million German federal government funding for COVID pandemic relief and the $196,000 escrow payment for WeGo sale the Company received in the nine months ended September 30, 2022.

Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $317,000 and $233,000, respectively, for the three months ended September 30, 2022 and 2021. Our effective tax rate was 29% and 8%, respectively, for the three months ended September 30, 2022 and 2021. Our effective tax rate changed for the three months ended September 30, 2022 from three months ended September 30, 2021 primarily due to other income recorded for PPP loan forgiveness in the three months ended September 30, 2021 that is exempt from tax. Income tax expense was $2.2 million and $2.1 million, respectively, for each of the nine months ended September 30, 2022 and 2021. Our effective tax rate was 34% and 33%, respectively, for the nine months ended September 30, 2022 and 2021. Our effective tax rate changed for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to changes in deferred tax assets from limitations on deductible stock-based compensation, offset by PPP loan forgiveness income exempt from tax.
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
Travelzoo North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenue	$10,498	$9,663	$34,577	$33,467
Operating profit (loss)	$812	$(918)	$5,622	$2,654
Operating profit (loss) as a % of revenue	7.7%	(9.5)%	16.3%	7.9%
North America revenues increased by $835,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 (see “Revenues” above). North America expenses decrease by $895,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021. The decrease was primarily due to $344,000 decrease in salary and headcount related expenses, $307,000 decrease in facilities costs, $262,000 decrease in credit card fee as a result of decreased voucher sales, $200,000 decrease in software license expenses, $142,000 decrease in customer service costs associated with vouchers we sell and hotel bookings, offset partially by $384,000 increase in professional service expenses.
North America revenues increased by $1.1 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 (see “Revenues” above). North America expenses decreased by $1.9 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The decrease was primarily due to $891,000 decrease in credit card fee as a result of decreased voucher sales, $872,000 decrease in facilities costs, $825,000 decrease in salary and headcount related expenses, offset partially by $398,000 increase in depreciation and amortization expenses and $272,000 increase in professional service expenses.
Travelzoo Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenue	$4,504	$5,229	$14,792	$13,041
Operating profit (loss)	$(551)	$600	$(1,845)	$(323)
Operating profit (loss) as a % of revenue	(12.2)%	11.5%	(12.5)%	(2.5)%
Europe revenues decreased by $725,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 (see “Revenues” above). Europe expenses increased by $426,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to $296,000 increase in member acquisition costs and $287,000 increase in marketing expenses.

Europe revenues increased by $1.8 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 (see “Revenues” above). Europe expenses increased by $3.3 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to $2.1 million increase in member acquisition costs, $518,000 increase in marketing expenses, $291,000 increase in professional service expenses and $287,000 in bad debt expense.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $87,000 and $267,000 for the three and nine months ended September 30, 2022, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $64,000 and $4,000 for the three months ended September 30, 2021, respectively.
Jack’s Flight Club

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Revenue	$847	$796	$2,622	$2,543
Operating profit	$12	$57	$196	$117
Operating profit as a % of revenue	1.4%	7.2%	7.5%	4.6%

Jack’s Flight Club revenues increased by $51,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 (see “Revenues” above). Jack’s Flight Club expenses increased by $101,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to an increase in advertising and marketing expenses.
Jack’s Flight Club revenues increased by $79,000 for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 (see “Revenues” above). Jack’s Flight Club expenses remained consistent for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase in advertising and marketing expenses during the nine months ended September 30, 2022 was offset by an estimate of indirect tax expenses the Company recorded during the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2022, we had $19.5 million in cash and cash equivalents, of which $9.9 million was held outside the U.S. in our foreign operations. We also had $1.0 million in restricted cash, of which $334,000 was held outside the U.S. in our foreign operations as of September 30, 2022. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash, cash equivalents and restricted cash decreased $24.4 million from $45.0 million as of December 31, 2021 primarily due to $20.8 million cash used in operating activities.
As of September 30, 2022, the Company had merchant payables of $38.2 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $17.4 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between October 2022 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of September 30, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

The following table provides a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$(20,849)	$9,283
Net cash used in investing activities	(1,089)	(24)
Net cash provided by (used in) financing activities	761	(7,117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,267)	(126)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,444)	$2,016
Net cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2022 was $20.8 million, which primarily consisted of $25.4 million decrease in cash from changes in operating assets and liabilities, offset partially by net income of $4.2 million and $283,000 increase in non-cash items. The decrease in cash from changes in operating assets and liabilities was primarily due to $28.9 million decrease in merchant payables, offset partially by $2.5 million decrease in accounts receivables. Adjustments for non-cash items primarily consisted of $1.7 million for depreciation and amortization, $1.5 million for stock-based compensation and $701,000 for deferred income tax, offset partially by $3.4 million reversal of reserves from accounts receivable and other reserves.
Net cash provided by operating activities for the nine months ended September 30, 2021 was $9.3 million, which primarily consisted of $5.4 million increase in cash from changes in operating assets and liabilities, net income of $4.2 million and $344,000 decrease in non-cash items. The increase in cash from changes in operating assets and liabilities primarily consisted of $16.5 million increase in merchant payables and $5.0 million increase in accounts payable, offset partially by $9.5 million increase in prepaid expenses and other, $3.8 million increase in accounts receivable and $2.0 million increase in prepaid income taxes. Adjustments for non-cash items primarily consisted of $3.6 million gain on PPP loan forgiveness and $2.8 million of stock-based compensation
Cash paid for income tax, net of refunds received, during the nine months ended September 30, 2022 and 2021 was $1.2 million and $3.0 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $1.1 million and $24,000, respectively. The cash used in investing activities for the nine months ended September 30, 2022 was primarily consisted of the $1.0 million for purchases of intangible assets. The cash used in investing activities for the nine months ended September 30, 2021 was due to the $24,000 for purchases of property and equipment.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $761,000. The cash provided by financing activities for the nine months ended September 30, 2022 was primarily consisted of $1.9 million proceeds from the exercise of stock options, offset partially by $1.2 million for the repurchase of common stock. Net cash used in financing activities for the nine months ended September 30, 2021 was $7.1 million which primarily consisted of $5.4 million in taxes paid for net settlement of stock options exercise and $1.6 million paid for the repurchase of common stock.
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

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $1.5 million as of September 30, 2022. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of September 30, 2022, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 200,000 shares of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares the May Yet be Purchased Under the Program
July 1, 2022–July 31, 2022	—	$—	—	1,000,000
August 1, 2021–August 31, 2022	200,000	$5.85	200,000	800,000
September 1, 2022–September 30, 2022	—	$—	—	800,000
	200,000		200,000
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
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased 200,000 shares of common stock in the three months ended September 30, 2022 for $1.2 million. There were 800,000 shares remaining to be repurchased under this program as of September 30, 2022.

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

Date: November 10, 2022