Form 10-K
period 2022-12-31
TRAVELZOO
filed 2023-03-31
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code: +1 (212) 516-1300

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $46,013,000.
The number of shares of the Registrant's common stock outstanding as of March 29, 2023 was 15,697,412 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. Travelzoo® provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Travelzoo attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, websites, social media and mobile applications. The Travelzoo website is visited by 5.4 million to 6.6 million unique visitors each month. We have over 4.5 million followers on Facebook, Instagram, and Twitter. Our Apple and Android mobile applications have been downloaded 7.4 million times.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Top 20® email newsletter, the Travelzoo Network, and Jack's Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack's Flight Club is a subscription service that provides members with information about exceptional airfares.
We also license Travelzoo products and our intellectual property to licensees in various countries in Asia Pacific, including but not limited to Australia, Japan and Southeast Asia.
In March 2022, we announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), a Metaverse experience scouting business to support Travelzoo META.
As of December 31, 2022, we had 30.4 million members worldwide. In North America, the unduplicated number of Travelzoo members was 16.3 million as of December 31, 2022, down 4% from December 31, 2021. In Europe, the unduplicated number of Travelzoo members was 9.0 million as of December 31, 2022, up 8% from December 31, 2021. Jack’s Flight Club had 1.9 million subscribers as of December 31, 2022, up 8% from December 31, 2021.
More than 5,000 travel and local providers use our advertising and marketing services, including Air France, Air New Zealand, Air Tahiti Nui, Alaska Airlines, Cathay Pacific Airways, Club Med, Emirates, Etihad, Exoticca, Fairmont Hotels and Resorts, Fiji Airways, Gate 1 Travel, Hilton Hotels & Resorts, Hyatt Corporation, Icelandair, InterContinental Hotels Group, Lion World Travel, Myrtle Beach Area Conventions & Visitors Bureau, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts and United Airlines.

Revenues from the Travelzoo brand and business are generated primarily from advertising fees from two categories of revenue: Travel and Local. The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. The "Local" category consists of publishing revenue for negotiated high quality offers from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers.

Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue monthly pro rata over the subscription period.

The Company also has licensing arrangements with licensees in (a) Australia, New Zealand, and Southeast Asia and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company records royalties on a one-quarter lag basis and recognized $25,000 and $12,000 in royalties in 2022 and 2021, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories will continue to be owned by the Company as the licensor.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc. ("Azzurro"), and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder as of the time of this transaction and Azzurro and Ralph Bartel owned as of December 31, 2022 approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The Purchase Price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of Metaverse Travel Experiences, Inc. (“MTE”), which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022.
In January 2022 and July 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million and $494,000, respectively, from the German Federal Government Bridging Aid III plan and Bridging Aid III+. This program was for companies that suffered a pandemic-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022. The Company has to submit a final declaration in connection with this grant by June 30, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million and $494,000 gains in Other income, net in the first and third quarters of 2022.
In April 2020 and May 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. In 2021, the principal and the interest of the $3.1 million PPP loan were forgiven and a gain was recorded, the Company also settled the $535,000 PPP loan, $429,000 was forgiven which was recorded as a gain and the remaining outstanding balance of the loan and interest of $111,000 was paid off in 2021.

Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. In 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for all periods presented. On January 13, 2020, Travelzoo purchased 60% of the outstanding shares of JFC Travel Group Co. (“Jack’s Flight Club”). Upon acquisition, the Company reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. For the year ended December 31, 2022, Travelzoo North America operations were 67% of revenues, Travelzoo Europe operations were 28% of revenues and Jack’s Flight Club operations were 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2022 together with Ralph Bartel, in his individual capacity (together, the “Azzurro Parties"), holds approximately 50.3% of the Company’s outstanding shares.
As of December 31, 2022, there were 15,704,063 shares of common stock outstanding.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
The outbreak of coronavirus (COVID-19) in 2020 had a material impact on the global travel and hospitality industries, including severe restrictions on travel, dining and in-person activities (through border closures, quarantine and stay-at-home requirements, travel restrictions, limited operations of restaurants, spas, hotels, airlines and travel agencies, etc.), as well as on the level of economic activity around the globe. As the Company and many of our advertisers are part of the global travel and hospitality industries, the measures implemented to contain COVID-19 had a significant negative effect on our business. Many of the Company's advertising partners paused, canceled, and/or stopped advertising. Additionally, there were significant levels of cancellations for the Company's hotel partners and travel package partners and refund requests for our vouchers. As airlines were unable to complete or cancelled flights and routes, and people were significantly restricted from traveling, the need for flight alert services was greatly reduced, and consequently the premium membership of Jack’s Flight Club declined.
However, in 2021, we saw many of the effects of the pandemic start to subside, as countries began to accept tourists, travel opened up again and travel demand in general started to return to pre-pandemic levels. Advertising clients who had previously paused or cancelled placements with us began to return and ramp up spending again. Airlines began adding flights and routes back, increasing inventory, and with the returning demand for travel, the need for flight alert services returned. Consumer demand in many ways outpaced the readiness of airlines, hotels and restaurants, who had drastically cut staff to save costs in response to the pandemic. This, in some cases, resulted in an under-supply, causing airline and hotel room prices to increase. In 2021, we also started to see the way that the pandemic impacted the economies of various countries, resulting in many cases in significant inflation and decreases in discretionary spending by consumers
While some of these trends continued into 2022, as airlines, hotels and restaurants returned to normal operations, we have seen an increase in supply, resulting in many of our partners working with us again to provide exclusive offers for our members. According to the World Trade & Tourism Council (WTTC), the global Travel & Tourism industry produced $5.8 trillion in value for the total global economy in 2021 compared to $4.7 trillion in 2020. The global economy from travel and tourism is set to grow on average by 5.8% annually between 2022 and 2032 based on WTTC's August 2022 report. In 2022, however, we also continued to see increases in the airfare prices, which according to the Bureau of Labor Statistics’ Consumer Price Index data, hit an all-time high in May 2022.
Our mission is to provide our audience with the highest quality information about the best travel, entertainment and local offers. Our revenues are generated from advertising and subscription fees. According to Zenith Media's forecast in June 2022, global advertising expenditure will continue its recovery from the 2020 pandemic with 8% growth in 2022, after 15.6% growth in 2021. Zenith forecasted that global ad spend will increased by $58 billion to $781 billion in 2022 from $723 billion in 2021. Based upon this outlook for the travel industry, we believe that we are well positioned with our operations in Europe and North America to capture high quality travel and entertainment offers for our members. With increasing air fares, we believe that our Jack’s Flight Club subscription flight alert service will be more relevant than ever.

Digital Advertising
Digital advertising, a notable market in which we operate, has been growing continuously. According to Zenith Media, digital advertising is expected to account for 62% of global advertising spending in 2022 and 65% by 2024. In addition, according to the Kelsey Group's (BIA/Kelsey) new U.S. Local Media Forecast in November 2022, BIA/Kelsey estimates total local advertising spending to be $166 billion in 2023, indicating a 4.8% increase over year-over-year. Although traditional media outlets such as newspapers, television and radio continue to be another medium for travel, entertainment and local businesses to advertise offers, the percentage spent on advertising in these traditional media outlets has been decreasing.
We believe that several factors are causing and will continue to cause travel, entertainment and local businesses to focus a majority of their spending on the digital advertising of offers:
    The Internet Is Consumers' Preferred Information Source. Market research shows that the Internet is consumers' preferred information source for travel.
    Benefits of Internet Advertising vs. Print, TV and Radio Advertising. Internet advertising provides advertisers advantages compared to traditional advertising. These advantages include real-time listings, real-time updates, and performance tracking. The Internet also allows advertisers to advertise their sales and specials in a fast, flexible, and cost-effective manner.
    Suppliers Selling Directly. We believe that many travel suppliers prefer to sell directly to consumers through suppliers' websites versus selling through travel agents.
    Reach to Consumers. With a majority of consumers transacting on their computers, tablets and phones on a daily basis, we believe digital advertising is the best way for businesses to quickly provide relevant information and enter into a consumer’s decision set.
We believe that travel, entertainment and local businesses often face the challenge of being able to effectively and quickly market and sell their excess inventory (i.e. airline seats, hotel rooms, cruise cabins, theater seats, spa appointments or restaurant seats that are likely to be unfilled) and therefore need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast, because such travel-related services are a quickly expiring commodity. The solution must be flexible, because the demand for excess inventory is difficult to forecast. The marketing must be cost-effective, because excess inventory is often sold at highly discounted prices, which lowers margins. It is also integral that advertisements for excess inventory and travel offers be timely and able to convey information (such as mistake fares or rates, flash sales, etc.) to a large number of consumers quickly.
We believe that newspaper, TV and radio advertising, with respect to advertising excess inventory, suffers from a number of limitations which do not apply to digital advertising and media:
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
•creative content can be very expensive to develop; and
•delivery of traditional media can be slow, with limited touchpoints to a consumer.
We believe the core Travelzoo business is well positioned to continue to assist travel partners with advertising their excess inventory, in a way that traditional newspaper, TV and radio advertising cannot, particularly as the demand for travel readjusts to normal levels post-pandemic.

Subscription Services and the Metaverse
Since its inception, Travelzoo has provided free subscription services to its members. With free subscription services to consumers, revenue is generated from advertising fees and commissions. Upon the acquisition of Jack’s Flight Club, we entered the market for paid subscription services and added an additional revenue stream to our business. According to Juniper Research, which collects data from 27 countries, the collected global subscription economy in 2021 was at $224 billion dollars and was expected to grow to $275 billion in 2022. Although physical goods are estimated to represent 45% of the subscription market, digital services, will be a major revenue stream, representing 39% of the global subscription market.
Additionally, a new and potentially large market in which we are starting to operate is that of the Metaverse and specifically, Metaverse travel experiences. According to a report published by ReportLinker in February 2022, the U.S. Metaverse market in 2021 was estimated at approximately $58.5 billion, which accounted for 41% of global market share. In 2022, the Metaverse market size in terms of revenue was estimated to be $61.8 billion and is anticipated to rise to $426.9 billion by 2027. We believe that our development of a new paid subscription service for Metaverse travel experiences will enable us to be a first-mover in this fast-growing space. Our acquisition of MTE, a business focused on scouting creators of Metaverse experiences, will allow us to build a collection of high quality, exclusive experiences for members.

Our Products and Services
The following table presents an overview of our products and services:

Product	Content	Publication Schedule	Reach/Usage*	Advertiser Benefits	Consumer Benefits
Travelzoo website
Website available in the U.S., Canada, France, Germany, Spain, and the U.K., as well as via licensees in Australia and Japan, listing thousands of outstanding offers from more than 5,000 travel, entertainment and local businesses
		24/7	5.4 million to 6.6 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to offers, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding offers	Weekly	26.6 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked offers chosen by our internal deal experts from among thousands

Standalone Travelzoo emails	Regionally targeted email newsletter service, usually with a single newsworthy travel and entertainment offer, which can include Local Deals and Getaways offers	As needed	25.7 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Breaking news offers delivered just-in-time

Travelzoo Network	A network of third-party websites that list outstanding offers published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel offers that have been handpicked and professionally reviewed by our internal experts

Travelzoo mobile applications	iPhone and Android applications that allow users to discover the best travel, entertainment and local offers	On-demand	7.4 million downloads	Allows travel, entertainment and local offers advertisers to reach our audience that is on the go	24/7 access to travel, entertainment and local offers for consumers that are on the go

Jack's Flight Club website	Website available in the U.S, UK, Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date cheap airfares to paying members	24/7	316,000 visitors per month	N/A	24/7 access to alerts, travel advice and guides. Ability to change user settings

Jack's Flight Club mobile application	App available in the U.S, UK, Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date cheap airfares to paying members	1–12 per week depending on membership level and region	155,000 sessions a month.	N/A	Timely alerts and push notifications of new alerts, 24/7 access to alerts, ability to change user settings and select departure airport

Jack's Flight Club newsletters	Regionally targeted newsletter alerting of outstanding cheap airfares and including articles about travel destinations and other newsworthy travel content. Newsletter includes paid and unpaid subscribers	1–12 per week depending on membership level and region	3 million emails a week to 1.9 million subscribers	N/A	Breaking news offers and travel advice

*    For the Travelzoo website, reach information is based on data from Google Analytics. For Top 20, standalone Travelzoo emails, Local Deals and Getaway, Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2022. For Jack’s Flight Club, reach/usage information is based on data from Google Analytics and internal Jack’s Flight Club statistics as of December 31, 2022.

Our Audience
We attract a high-quality audience of travel and leisure enthusiasts across multiple digital platforms, including email, web, social media and mobile applications. We inform our audience about travel, entertainment and local offers available at over 5,000 companies. Our offers and email newsletters are published by Travelzoo and its licensees worldwide. Travelzoo’s website is visited by 5.4 million to 6.6 million unique visitors each month. We reach an audience of millions of Internet users each month via the Travelzoo Network, a network of websites that syndicate our deal content, including CNN and The Chicago Tribune. We have over 4.0 million followers on Facebook and Twitter. Our mobile applications have been downloaded 7.4 million times.
Benefits to Travel, Entertainment and Local Businesses
Our advertisers benefit from accessing our large high-quality audience. Due to the nature of our content, we attract an older, wealthier demographic who have a strong interest in travel and leisure. With Jack's Flight Club, we have started to attract a slightly younger demographic.
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
Benefits to Consumers
Travelzoo provides consumers information on current offers at no cost to the consumer. Key features of our products and services include:
•Aggregation of Special Offers from Many Companies. The Travelzoo website and our Travelzoo Top 20 email newsletters aggregate information on current offers specially negotiated by our Travelzoo experts for Travelzoo members from more than 5,000 travel, entertainment and local businesses. This saves the consumer time when searching for travel, entertainment and local deals, sales and specials. It also gives the consumer piece of mind that the offers provided by Travelzoo are best-in-market.
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
Jack’s Flight Club has a free subscription tier, which provides members with 1-2 airfare alerts per week. Jack’s Flight Club premium, which has quarterly, semi-annual and annual tiers, provides members with four times the airfare alerts per week, plus mistake fares and other exclusive travel content. The Jack’s Flight Club flight alert newsletters are not sponsored by third parties and Jack’s Flight Club does not receive any commissions or payments for any content within the flight alert newsletters. The flight alert newsletters provide consumers with the best airfares for their chosen departure airports, found by an expert team of flight finders utilizing technology to search thousands of data points each day. Jack’s Flight Club will only send flight alerts for cheap airfares that meet certain quality standards. Jack’s Flight Club’s The Detour newsletter is provided to free and premium members and provides advertisers with the option to sponsor the newsletter for a fee or pay for placement in the sponsorship section of the newsletter. The Detour provides interesting travel news and content with relevant advertisements from travel partners and advertisers and is an added perk of a Jack’s Flight Club membership.

Growth Strategy
Our growth strategy relies on building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preferences and technology.
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
•Offering products that keep pace with consumer preference and technology. We believe it is important to grow engagement of our user base, by offering products that deliver high-quality offers with exceptional value and expanding our product offering over time to address frequent travel and leisure need. This includes the acquisition of Jack's Flight Club and the creation of Travelzoo META.
Advertisers
As of December 31, 2022, our advertiser base included more than 5,000 travel, entertainment and local businesses, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Alaska Airlines	Indus Travels Inc.
DH Travel Services	Jetline Travel
Entertainment Benefits Group	KLM Royal Dutch Airlines
Exoticca	Shutterfly
Fairmont Mayakoba	Silversea Cruises
Fiji Airways	Stunning Tours
Gate 1 Travel	Superchina Holidays
Globus Family of Brands	Tourism Ireland
Holland America Line	Travel Discounters
Icelandair (US)	Vacation Express USA Corp
Imagine Cruising	Wingbuddy.com
As discussed in Note 12 to the accompanying consolidated financial statements, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2022 and 2021. The agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
In 2022, Travelzoo North America operations were 67% of revenues, Travelzoo Europe operations were 28% of revenues and Jack’s Flight Club operations were 5% of revenues. See Note 12 to the accompanying consolidated financial statements.
Sales and Marketing
As of December 31, 2022, our advertising sales force and sales support staff consisted of 77 employees worldwide.
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

Travelzoo's production servers are hosted by Microsoft Azure, a cloud base computing service operated by Microsoft. Microsoft Azure's data center facilities and services include robust high availability, reliability and scalability features. We believe our arrangements with Microsoft Azure will allow us to grow without being limited by our own physical and technological capacity. Because of the design of our websites, our users are not required to download or upload large files from or to our websites, which allows us to continue increasing the number of our visitors and page views without adversely affecting our performance or requiring us to make significant additional capital expenditures.
Employees
As of December 31, 2022, we had 237 employees. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Internet Access to Other Information
We make available free of charge, on or through our Investor Relations website (ir.travelzoo.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information included on our website does not constitute part of this report.

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
Risks Related to Our Financial Condition and Business Model
The COVID pandemic had, and the after-effects of the pandemic may continue to have, a material adverse impact on the travel industry and our business and financial performance.
The COVID pandemic resulted in a significant negative effect on our business, financial condition, and results of operations and cash flows. Specifically, the measures implemented in 2020 to contain the virus (quarantine restrictions, testing and vaccination requirements, business closures, etc.) led to a steep decline in travel and entertainment demand, which led to (1) many of our advertisers pausing or stopping advertising with us, (2) a high level of cancellations for our hotel partners and travel package partners, and (3) refund requests for vouchers sold by Travelzoo for restaurant and spa partners. At the time, we modified our policies to respond to the changing circumstances, particularly with our vouchers, where we extended expiration dates and allowed for full refundability, which enabled Travelzoo to mitigate some of the negative effects of the pandemic on Travelzoo’s financial performance. Now that the pandemic and its lingering effects have mostly subsided, we are seeing most of our advertisers and partners return to advertising with us and have altered our policies again to align with the changing environment (including reverting to a 14-day return window for vouchers and implementing a surcharge for full refundability for vouchers), although with the emergence of new variants, this trend could stop or even reverse.
Any changes in laws or regulations that again impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring vaccination, COVID testing requirements in connection with travel, the closure of hotels or other travel-related businesses or other restrictions in connection with or as a result of the pandemic, may exacerbate the negative impact on our business, financial condition, results of operations, and cash flows. The ultimate extent of the pandemic and its impact on travel is unknown and difficult to predict. The pandemic and the emergence of new variants could continue to hamper global economic activity for an extended period of time, even as restrictions are lifted and vaccination rates increase, leading to decreased disposable income for consumers, increased and ongoing unemployment and/or a decline in consumer confidence, all of which could significantly reduce discretionary spending on travel. In turn, that could have a negative impact on demand for our services. Although all countries have opened their borders for travel again, there is inconsistency in testing, vaccination and safety protocols across countries, making trip planning unpredictable and undermining consumer confidence. Because we operate in various countries (including through our licensing arrangements), we are subject to varying rates of recovery. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.
Impairments of goodwill, long-term investments and long-lived assets have a negative impact on our results of operations.
We perform our impairment test annually in October unless there are events that trigger the need for an interim test. We recorded a $200,000 impairment charge in connection with the indefinite lived intangible assets (JFC Trade name) in the annual impairment test for 2022. No impairment charge was identified in connection with the annual impairment test for 2021. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast, particularly the assumptions related to the length and severity of the global pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize additional impairment charges, which could have a material adverse effect on our results of operations. See Note 3 to the Consolidated Financial Statements for further information.

We cannot assure you that we will be profitable.
In the year ended December 31, 2022, we generated consolidated net income of $6.6 million, of which $6.6 million income was attributable to Travelzoo. In the year ended December 31, 2021, we generated consolidated net income of $902,000 of which $911,000 income was attributable to Travelzoo. Our profitability was adversely impacted in 2022 and 2021 due to the global pandemic, and there is no assurance that we will be profitable in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. Given the impact of the pandemic in 2020, we significantly cut expenses to preserve profitability as much as possible. In the future, depending on various factors, including but not limited to, market conditions, the improvement of the economy and the return of the travel industry, we may need to continue to cut expenses to preserve profitability or alternatively we may find it necessary to significantly accelerate expenditures to meet increased demand or to maintain brand awareness. We may also expand and upgrade technology and make investments in existing or new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed expectations or cannot be adjusted to reflect slower growth, we may not be profitable.
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
In March of 2022, we announced the creation of our new Metaverse business and our plans to launch Travelzoo META, a subscription membership service that provides members with exclusive access to Metaverse travel experiences. In response to the global pandemic, we expanded our voucher product offering to include fully refundable vouchers and have now added a surcharge option where members can pay extra for full refundability. We have also historically invested in packaging technology and expansion of our hotel booking platform. We may in the future invest in the technology for our email products or invest in completely new products. Such product modifications and expansions may result in an increase in costs in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our expanded product offerings are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. If we cannot attract members to our product offerings, our financial results could be affected. Fully refundable vouchers may also result in significant refunds and costs for the Company. In addition, the hotel booking platform and travel packages will be sensitive to fluctuations in hotel supply, occupancy and average daily rates and a fluctuation in any of these factors could impact our revenue. We can give no assurances that any of our product offerings will yield the benefits we expect and will not result in additional costs.
Our voucher products may be adversely impacted by competition and changing consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. This format may require additional investments to maintain and grow the business including the hiring of additional sales force and additional spend on customer service, marketing, technology tracking systems and payment processing. Such vouchers had been typically non-refundable or refundable by the Company within 7-14 days of purchase. In March 2020, the Company expanded its voucher products to include fully refundable vouchers, which allow the consumer to request a refund through the expiration date of the voucher. This shift increased the rate at which our existing customers purchased vouchers. However, as market conditions have continued to shift, we have seen a decline in demand for vouchers again. We have therefore pivoted back to 14 day voucher refundability, but have also added a surcharge option, where members can pay an extra fee for full refundability of the voucher. It is possible in the future that the Company may strategically move away from offering the surcharge or vouchers in general. It is also possible that travel restrictions may change again, resulting in consumers being unable to utilize their vouchers in the near-term or at all, meaning we would need to again work with partners to extend travel windows and expirations dates or implement again full refundability without a surcharge. While we are continually evolving our strategy, we may not always be successful in doing so and the demand for our vouchers may decline or refund rates may increase and may adversely impact revenues.
Our business could be negatively affected by changes in search engine algorithms or other traffic-generating arrangements.
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords and through organic search, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, travel metasearch engines, and Internet media properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Also, we may scale back our expenditures in paid search, pay-per-click and display advertising campaigns at any time. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or display of results causing a website to place lower in search query results. This would adversely affect our business and financial performance, potentially to a material extent. We could also face a significant decrease in traffic to our websites and/or increased costs. Additionally, in some of our contracts we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our marketing efficiency and results of operations.
Trends in consumer use of mobile devices continue to create challenges.
Continued widespread use of mobile devices, smart phones, and tablets, coupled with improved web browsing functionality and development of thousands of useful “apps” available on these devices, has been driving substantial traffic and commerce activity to mobile. We have experienced a significant shift of both business and traffic to mobile. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than that earned from a typical desktop transaction. The consumer experience with mobile applications, as well as brand recognition and loyalty, has become even more important. We also rely on application marketplaces, to drive downloads. In the future, marketplaces may make changes that make access to our products more difficult.
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
As a global business, we are subject to income taxes as well as non-income based tax, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. There could be additional changes to the corporate tax rate in the future. The interpretation and implementation of regulations, rules or guidance that have or may be adopted could have a material impact on our business.
A number of European Union member states have taken steps to unilaterally introduce a services tax. For example, effective in January 2021, Spain began taxing digital services at 3% for companies that operate globally and have a significant digital footprint in Spain. Many questions remain regarding these digital services taxes. It is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction. The interpretation and implementation of these taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.

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
The Company’s use of the NOLs of MTE is subject to a possible audit by the Internal Revenue Service (“IRS”). The IRS may disagree with the Company’s position that the NOLs may be fully utilized, resulting in a whole or partial limitation on the use of the NOLs by the Company.
Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.
Our expansion of our product offerings may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. historically initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of such taxes. Given our hotel booking platform and packaging technology consist of an agency model whereby we will facilitate reservations on behalf of a hotel or other supplier, the payment of hotel occupancy taxes and other taxes should be the responsibility of the applicable hotel or packaging partner, which are typically responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility (for hotel bookings, packaging or any other aspects of our business, including Jack’s Flight Club), or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost to our customers and, consequently, could make our services less competitive and reduce reservation transactions. This could have a material adverse effect on our business and results of operations.
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
We depend on our ability to attract and retain advertisers that are prepared to offer products or services on compelling terms to our members. We do not generally have long-term arrangements to guarantee the availability of offers that provide attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain advertisers in order to increase revenue and maintain profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and advertiser closures or bankruptcies/insolvencies. We can also experience a decline in advertisers providing offers in certain destinations due to natural disasters or travel restrictions. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer compelling terms to our members or favorable payment terms to us, we may sell less advertising, and our operating results will be adversely affected. We may not be able to add enough additional revenue to replace the lost revenue. Further, the new revenue may cost more to generate, impacting our operating results.

A change in our estimate of our refund rates with respect to unredeemed vouchers could result in a change of our reported revenues and an increase in our refund rates could reduce our liquidity and adversely affect our profitability.
In order to adapt to the shift in consumer demand due to the pandemic, we modified our refund policy for Local Deals and Getaways vouchers to allow refunds through the expiration date of the voucher, which is typically at least 6-12 months from the date of purchase. Our previous policy allowed refunds for only 7-14 days after purchase with no limitations. According to accounting standards for revenue recognition, revenue that is subject to refunds or returns is considered variable consideration and must be constrained so that it is probable that a significant reversal will not occur in the future as the uncertainty is resolved. To comply with this standard, we estimated future refunds and refund rates utilizing a sophisticated model that incorporates qualitative and quantitative factors, including but not limited to, historical refund rates based on deal category, relative risk of refund based on voucher type, and changing business and market conditions. However, due to constantly shifting market factors, particularly due to COVID, and limited historical data due to the recent change in policy, accurately predicting the refund rate is difficult, and we can make no guarantees that our estimates will be correct. If our refund estimates are materially understated, it will result in a reversal of revenues previously reported and we may be required to restate our financial statements for the relevant periods, which could damage our reputation and impact our stock price.
If our advertisers do not meet the needs and expectations of our members, our business could suffer.
Our business depends on our reputation for providing high-quality offers, and our brand and reputation may be harmed by actions taken by advertisers, partners, or merchants that are outside our control. For our Local Deals and Getaways merchants, we face exposure should merchants not fully honor the terms of the offers or the vouchers, including if the merchant were to go out of business or stop providing services for any reason. As for our travel business, although the advertiser is responsible directly to the consumer to provide the offer it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised offer or provide us with misleading information about the offer that we use in our advertisements. From time to time, merchants and advertisers risk the insolvency, bankruptcy or closure of their business and can face regulatory issues (including losing their licenses), which can result in the cancellation of services booked by consumers through the advertiser. Advertisers who fail to fulfill the travel services advertised in the promotions run by us can negatively impact our reputation, and advertisers that fail to pay for the advertisements can also negatively impact revenue growth. Moreover, any shortcomings of our advertisers or merchants, particularly with respect to an issue affecting the quality of the offer, may be attributed by our members to us, thus damaging our reputation and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants or partners could also damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.
Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in member willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon email and other messaging services. Email offers sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services, if we are unable to successfully deliver emails or messages, or if members decline to open our emails or messages, our revenue and profitability could be adversely affected. Laws and regulations regulating the sending of commercial emails, including those enacted in foreign jurisdictions (such as Canada and Europe), may affect our ability to deliver emails or messages and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of emails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability. In addition, the shift in our website traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services and could decrease their willingness to be an email member.
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
For the year ended December 31, 2022, our cash and cash equivalents was $18.7 million, of which $10.7 million was held outside the U.S. in our foreign subsidiaries. As of December 31, 2022, we had negative working capital of $11.9 million. Merchant payables was $32.6 million as of December 31, 2022. The payable to merchants is generally due upon redemption of the voucher. The vouchers have maturities that extend from January 2023 through December 2025 with the majority of vouchers expiring in 2023 and the remaining primarily expiring in 2024; provided, that these expiration dates may sometimes be extended on a case-by-case basis. However, if redemption and refund activities are more accelerated, or if we are not able to increase operating income, we may need to obtain additional financing to meet our working capital needs in the future. We intend to continue to grow our business and fund our current operations using cash on hand. However, this may not be sufficient to meet our needs, including the payments required to settle merchant payables and various commitments and contingencies, as described under Note 6 to the accompanying consolidated financial statements. We may not be able to obtain financing on commercially reasonable terms, or at all, especially due to volatile market conditions. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our strategic objectives, meet our payroll obligations, successfully promote our brand, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business. If we choose to raise funds through an equity issuance, existing stockholders may experience dilution and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing through debt securities, the terms of these arrangements could restrict or prevent us from paying dividends, could require the pledging of assets, could subject the Company to restrictive covenants or large fees, and could limit our flexibility.
Utilization of governmental stimulus packages may negatively impact our business, operations and/or reputation.
Certain governments have passed legislation to help businesses through the COVID pandemic with loans, wage subsidies, tax relief or other financial aid. We have been participating in, or have applied to participate in, several government programs, including but not limited to, the programs offered in the United States, Canada, the United Kingdom, Germany, and certain other jurisdictions. To the extent we have received or will receive any assistance, we may be, or may have been required to agree to certain restrictions, audit requirements and/or obligations to reimburse support payments in part or in total, which could negatively impact the business. Our reputation could also be harmed.
We may be sensitive to recessions or other macroeconomic circumstances or events effecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like war or other conflicts (including the war in Ukraine), terrorist attacks, mass shooting incidents, natural disasters, plane crashes, travel-related health events, such as the pandemic, and logistical challenges such as widespread travel disruptions may have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend, which can adversely impact our business. Macroeconomic factors and uncertainties such as rising interest rates, persistently high inflation and/or recession fears may have a negative impact on consumer behavior by reducing consumers’ ability or willingness to engage in discretionary spending on travel. In turn, that could have a negative impact on demand for our services. We are not in a position to evaluate the net effect of these circumstances as many of these events and developments cannot be reliably forecasted; however, we believe there has been negative impact to our business by such events and developments. In the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry and the economy overall.

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
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time, raise our operating expenses, and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. Because the global pandemic increased the risk profile of travel-related companies, such payment processing services may require larger deposits, impose stricter rules or requirements, or may decide to stop working with companies related to the travel industry altogether. For example, Travelzoo was required to change processors in certain jurisdictions in 2021 because its previous processor decided to stop working with companies related to the travel industry. If we are unable to pivot to a new payment processor quickly, this could lead to periods of time where we are unable to accept or process payments from our members, impacting our ability to generate revenue. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply.
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We may need to change our accounting processes if we are required to adopt future or proposed changes in principles. The cost of these changes may negatively impact our results of operations during the transition.

Risks Related to Our Markets and Strategy
Our international operations may result in operating losses and are subject to other material risks.
We may continue to invest in marketing as well as additional employees to support our operations (including licensing arrangements) or develop new products, such as Travelzoo META, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. There are certain additional risks inherent in doing business internationally, including: uncertainties and instability in economic and market conditions; exposure to local economic or political instability and threatened or actual acts of war or terrorism; compliance with regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions; financial risks from transactions in multiple currencies; longer payment cycles and difficulties in collecting accounts receivable; trade barriers and changes in trade regulations, including new or increased tariffs; difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences; stringent local labor laws and regulations; bans on travel among or between various countries; risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and potentially adverse tax consequences. Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We believe that continuing to build awareness of the Travelzoo and Jack’s Flight Club brand names, and starting to build awareness of the Travelzoo META brand name, are critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry continues to increase. In order to maintain and build brand awareness, we must succeed in our marketing efforts. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition and to maintain and grow traffic to our platforms through performance marketing channels. If we fail to successfully promote and maintain our brand consistently across numerous jurisdictions and channels, incur significant expenses in promoting our brands and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand names, our business could be materially adversely affected. Deterioration in our marketing efficiency could result in reduced revenues or revenue growth, or marketing expenses increasing faster than revenues, which would reduce margins and earnings growth.
If we fail to retain our existing members or acquire new members, our revenue and business will be harmed.
We spent $5.3 million and $2.9 million on marketing initiatives relating to member acquisition for the years ended December 31, 2022 and 2021, respectively, and expect to continue to spend significant amounts to acquire members. Our long-term success depends on our continued ability to increase the overall number of members and engage those members. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our deals in numbers sufficient to grow our business, or if members cease to purchase our deals, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our member base declines or does not grow as expected, we may suffer a decline in member growth or revenue. A significant decrease in the level of usage or member growth would have an adverse effect on our business, financial condition and results of operations.
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
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. We compete for advertising dollars with large Internet portal sites, such as Trip Advisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. We compete with companies like Groupon that sell vouchers for deals from local businesses such as spas, hotels and restaurants and tour operators for vacation packages. We compete with search engines like Google that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching travel products, such as Google Flights. We compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We compete with travel metasearch engines like Kayak.com (owned by Booking Holdings) and online travel and entertainment deal publishers (including online restaurant reservation services). We compete with large online travel agencies like the Expedia Group and Booking Holdings, as well as thousands of individual travel agencies around the world, that also offer advertising placements and hotel booking platforms and capture consumer interest. We also compete with companies that offer similar services to Jack’s Flight Club, like Going (formerly Scott’s Cheap Flights) and Dollar Flight Club. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large and have significant resources and substantial international operations. Such companies have also completed acquisitions to further consolidate the industry.
There has also been a proliferation of new channels and platforms through which accommodation providers can offer reservations. For example, companies such as Airbnb (which acquired HotelTonight), HomeAway and VRBO (which are both owned by Expedia Group) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their alternative accommodations, which compete with our hotel offers. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor that has established other, more frequent online interactions with consumers may be able to more easily acquire customers for its travel services than we can. If any of these platforms are successful in offering similar services to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs could increase, either of which would harm our business and results of operations. We also have seen that some competitors will accept lower margins, or even negative margins, to attract attention and acquire new members. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the face value than we currently offer, we may be forced to pay a higher percentage of the face value than we currently offer, which may reduce our revenue. We expect to face additional competition as other companies enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
We may not be able to access third-party technology upon which we depend.
We use data technology and software products from third parties (such as hosting and cloud services), and technology from our vendors may not continue to be available to us on commercially reasonable terms, or at all. Our business, including Jack’s Flight Club which relies on third parties for flight data, will suffer if we are unable to access technology, to gain access to additional products or to integrate new technology with our existing systems. This could hinder our existing product offerings, cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected. We also rely on certain third-party service providers, including Global Distribution Systems and computerized central reservation systems, in connection with providing our hotel booking services and travel package offerings. Any interruption in these services and systems or deterioration in their performance could have an adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions.
We are in the process of a multi-year phased migration to integrate and upgrade certain cross-brand global systems and processes. The implementation of new information technology, payment, enterprise resource planning, or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, brand, market share, and results of operations.
Acquisitions, investments, licensing arrangements and joint ventures could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
We may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, and other assets, as well as strategic investments, licensing arrangements and joint ventures. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. These transactions involve significant challenges and risks, including: diversion of management time; implementation or remediation of controls, procedures, and policies at the acquired company; integration of accounting, human resource, and other systems, and coordination of various functions; transition of operations, users, and customers; failure to obtain required approvals on a timely basis, if at all, or conditions placed upon approval, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected goals of an acquisition; the need to integrate operations across different cultures and languages and to address the particular risks associated with specific countries; failure to successfully develop the acquired business; liability for activities of the acquired company; litigation or other claims in connection with the acquired company; challenges relating to the structure of an investment; expected and unexpected costs incurred in pursuing acquisitions; entrance into markets in which we have no prior experience and increased complexity in our business; inability to sell disposed assets or impairment of investments, goodwill and other assets acquired or divested; and failure to secure necessary financing in order to complete an applicable transaction. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. Also, the anticipated benefit of an acquisition may not materialize. As licensing arrangements typically involve third parties unrelated to the Company operating under our brand name in foreign jurisdictions, we risk, among other things, damage to our reputation or brand image if such third parties are unsuccessful or behave in a way that is contrary to Travelzoo. For example, the business of MTE which Travelzoo acquired in December 2022 will require management resources to grow strategically and to realize the synergies that we believe exist between MTE and Travelzoo META. We cannot guarantee that changes in management of MTE will not lead to disruption in the utilization of the contact network that MTE built up in the Metaverse creator community and that MTE as part of Travelzoo will be able to source Metaverse travel experiences as successfully as anticipated.
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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent across jurisdictions, further increasing the costs of compliance and doing business. For example, the Company and Jack’s Flight Club employ employees and engage contractors in various countries and therefore could be subject to misclassification or tax claims related to such arrangements or increased costs to ensure continued compliance as both companies grow and add to their workforce. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive, delay the introduction of new products, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. We have implemented policies and procedures designed to ensure compliance, but there can be no assurance that our employees, contractors, partners, or agents will not violate such laws and regulations or the Company’s policies and procedures.
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
Some of states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between 1 and 5 years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more jurisdictions successfully challenges our position on the application of its laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest, which would have a further material adverse impact on our net income.
Tax treatment of companies engaged in Internet commerce may adversely affect the use of our services and our results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. New or revised international, federal, state or local tax regulations may subject us or our members to additional sales, income and other taxes. We cannot predict the effect of any attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, Valued Added Tax and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. For example, due to media sales for travel agents, clients or partners in certain states with economic nexus provisions, we could have potential tax exposure. We are continuing to evaluate states and countries where we could have such exposure, including for Jack’s Flight Club. New taxes could also create significant increases in internal costs. Any of these events could have an adverse effect on our business and results.
We may suffer liability as a result of information transmitted over the Internet and claims related to our service offerings.
We may be sued for legal claims relating to information that is published or made available on our websites or service offerings we make available. The fact that we distribute information via email may subject us to additional potential risks, such as liabilities or claims resulting from unsolicited email or spamming, security breaches, illegal or fraudulent use of email or interruptions or delays in email or mobile service, etc.. These risks are enhanced in certain jurisdictions, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. We are subject to risks associated with information disseminated through our websites and applications, including content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in a lawsuit, which could materially and adversely affect our business. In addition, we may acquire confidential information, including credit card information, from users of our websites and mobile applications. Our existing security measures may not be successful in preventing breaches. Outside parties may attempt to fraudulently induce disclosure of sensitive information in order to gain access to our secure networks or to takeover customer accounts. A party that is able to circumvent our security systems could steal proprietary information. A security breach at any third-party supplier could result in negative publicity and exposure.
While we strive to use commercially acceptable means to protect personal data, no method of transmission over the Internet, or method of electronic storage, is 100% secure. Cyberattacks are increasing in frequency and sophistication and are evolving. Consequently, we may be unable to anticipate these attacks or to implement adequate preventative measures. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on our systems or the security of any data maintained by us. Security breaches or the unauthorized disclosure of personal information could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Any failure or perceived failure by us, or our service providers, to comply with any privacy-related obligations, or any compromise of security that results in the unauthorized release or transfer of data, may result in governmental enforcement actions, litigation or public statements against the Company by consumer advocacy groups or others and could cause our members to lose trust in us, which could have an adverse effect on our business and we may incur significant legal and financial exposure.
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. There are a number of proposals for enactment or modification of data privacy laws pending or proposed in other jurisdictions. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company’s business and results of operations could be materially and adversely affected.
Claims have been asserted against us relating to shares not issued in our 2002 merger.
In 2002, Travelzoo.com Corporation (“Netsurfers”) was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Netsurfers who established that they had satisfied certain prerequisites were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Netsurfers. In 2004, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisites for Netsurfers promotional shares. Beginning in 2010, the Company became subject to unclaimed property audits of various states in the U.S. Although the Company settled the claims with all states, the Company still receives inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. The Company did not make any material payments under this program in 2022 and 2021. The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price.
Certain laws and regulations could be expanded to include Travelzoo products or services, including vouchers.
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
Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We currently believe that we are not a money transmitter given our role and the product terms of Travelzoo vouchers or other Travelzoo products or services. However, a successful challenge to our position or expansion of laws could subject us to increased compliance costs and delay our ability to offer our products or services in certain jurisdictions pending receipt of necessary licenses.
Our internal control over financial reporting may not be effective which could impact our business.
The SEC approved amendments in 2018 that raised the cap for status as a “smaller reporting company”. Travelzoo qualified as a smaller reporting company in 2020 meaning it is not subject to the SOX 404(b) requirement of having an auditor attestation report on internal control over financial reporting. However, we may be obligated to evaluate our internal control over financial reporting if we are no longer smaller reporting company and we may identify areas of internal control that may need improvement or require remediation efforts. For the year ended December 31, 2022, management identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process. Specifically, the Company did not have internal financial staff with sufficient specific expertise to ensure complete and timely financial reporting and disclosures related to technical and complex accounting transactions. In case of any future non-routine, non-recurring, unusual and complex transactions, we have decided to take the following planned measures: Engage sufficient outside subject matter experts and specialists to ensure the complete and timely accounting and financial reporting for certain non-routine, unusual or complex transactions and technical matters, where appropriate. In some cases, multiple experts may be required. Maintain adequate internal qualified personnel to properly supervise and review the information provided by outside subject matter experts and specialists. We cannot assure you that these planned measures will be sufficient to avoid potential future material weaknesses. We are unable to predict the time when we will again have a non-routine, non-recurring, unusual and complex transaction.
We may be unable to protect our registered trademark or other proprietary intellectual property rights and may face liability from intellectual property litigation.
Our success depends to a significant degree upon the protection of the Travelzoo brand name. We rely on a combination of copyright and trademark laws, non-disclosure and other contractual arrangements to protect our intellectual property (“IP”) rights. The steps we have taken to protect our IP rights, however, may not always succeed in deterring misappropriation of proprietary information or preventing improper utilization the Travelzoo brand name. We have registered the Travelzoo and Jack’s Flight Club trademarks in various jurisdictions. If we are unable to protect our rights, a key element of our strategy could be disrupted and our business could be adversely affected. We may not always be able to detect unauthorized use or take appropriate steps to enforce our IP rights. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our IP. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us. If this were to occur, our business could be materially adversely affected. We cannot be certain that our products, content and brand names do not or will not infringe valid IP rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the IP of others in the ordinary course of business. We may incur substantial expenses in defending against these claims, regardless of their merit. Successful claims against us may result in monetary liability or a material disruption of our business. We endeavor to defend our IP rights diligently, but litigation is expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Resolution of claims may require us to obtain licenses to use IP rights, which may be expensive to procure.
Risks Related to Investment in our Shares
Our stock price has been volatile historically and may continue to be volatile.
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2022, the closing price of our common stock on NASDAQ ranged from $4.11 to $10.33. Our stock price may fluctuate in response to a number of factors, such as quarterly variations in operating results; announcements by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of comparable companies; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit these arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below expectations, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations, may adversely affect the price of our stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.
We are a controlled company.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). Azzurro is the Company’s largest shareholder, and as of December 31, 2022 together with Ralph Bartel, in his individual capacity (together, the “Azzurro Parties"), holds approximately 50.3% of the Company’s outstanding shares. This means that the Company is a controlled company again. Azzurro previously held greater than 50% ownership until approximately 2018. The Company already has in place applicable corporate governance processes and procedures necessary for a controlled company to ensure independence (e.g., board of directors with majority independent directors, committees comprised solely of independent directors, etc.). Holger Bartel, the Company’s Global Chief Executive Officer, is Ralph Bartel’s brother and holds approximately 3.3% of the Company’s outstanding shares.
It is possible that the interests of the Azzurro Parties may conflict with those of the Company or the stockholders of the Company in the future. As a result of the Azzurro Parties’ ownership interests and voting power, they are in a position to influence and control significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. Our other stockholders will therefore have limited influence and control on matters requiring stockholder approval and this controlling ownership position could discourage others from initiating any potential merger, or takeover that may otherwise be beneficial to Travelzoo stockholders.

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
Item 3. Legal Proceedings
The information set forth under “Note 6: Commitments and Contingencies” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
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

	High	Low
2022:
Fourth Quarter	$6.35	$4.11
Third Quarter	$6.80	$4.43
Second Quarter	$8.04	$5.71
First Quarter	$10.33	$5.30
2021:
Fourth Quarter	$13.32	$9.10
Third Quarter	$15.42	$10.64
Second Quarter	$18.34	$14.04
First Quarter	$17.88	$8.71
On March 29, 2023, the last reported sales price of our common stock on the NASDAQ Global Select Market was $5.31 per share.
As of March 29, 2023, there were approximately 177 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of Travelzoo’s Board of Directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
In connection with that certain Stock Purchase Agreement, by and between Azzurro Capital Inc. and the Company, dated as of December 30, 2022, the Company issued 3,410,000 shares of common stock (the “Shares”) of the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) or another available exemption from the Securities Act. The Shares were registered by the Company pursuant to an S-3 registration statement made effective on February 15, 2023.
Repurchases of Equity Securities
We repurchased 106,375 of our equity securities during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs
October 1, 2022 - October 31, 2022	699	$4.91	699	799,301
November 1, 2022 - November 30, 2022	30	$5.02	30	799,271
December 1, 2022 - December 31, 2022	105,646	$4.43	105,646	693,625
	106,375		106,375

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), and the Standard & Poor's 500 Publishing Index (the “S&P 500 Publishing”). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2018, December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in the Common Stock of the Company, the NASDAQ Market Index and the S&P 500 Publishing and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Travelzoo	$100	$152	$166	$146	$146	$69
NASDAQ Market Index	$100	$96	$130	$187	$227	$152
Russell 2000 Index	$100	$88	$109	$129	$146	$115

Item 6. Reserved

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
Overview
We are a global Internet media company. Travelzoo® provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Travelzoo attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, websites, social media and mobile applications. The Travelzoo website is visited by 5.4 million to 6.6 million unique visitors each month. We have over 4.5 million followers on Facebook, Instagram, and Twitter, Our Apple and Android mobile applications have been downloaded 7.4 million times.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Top 20® email newsletter, the Travelzoo Network, and Jack's Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack's Flight Club is a subscription service that provides members with information about exceptional airfares.
We also license Travelzoo products and our intellectual property to licensees in various countries in Asia Pacific, including but not limited to Australia, Japan and Southeast Asia.
In March 2022, we announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), a Metaverse experience scouting business to support Travelzoo META.
As of December 31, 2022, we had 30.4 million members worldwide. In North America, the unduplicated number of Travelzoo members was 16.3 million as of December 31, 2022, down 4% from December 31, 2021. In Europe, the unduplicated number of Travelzoo members was 9.0 million as of December 31, 2022, up 8% from December 31, 2021. Jack’s Flight Club had 1.9 million subscribers as of December 31, 2022, up 8% from December 31, 2021.
More than 5,000 travel and local providers use our advertising and marketing services, including Air France, Air New Zealand, Air Tahiti Nui, Alaska Airlines, Cathay Pacific Airways, Club Med, Emirates, Etihad, Exoticca, Fairmont Hotels and Resorts, Fiji Airways, Gate 1 Travel, Hilton Hotels & Resorts, Hyatt Corporation, Icelandair, InterContinental Hotels Group, Lion World Travel, Myrtle Beach Area Conventions & Visitors Bureau, Princess Cruises, Royal Caribbean, Singapore Airlines, Starwood Hotels & Resorts and United Airlines.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc., a Related-Party
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022 owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The Purchase Price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of Metaverse Travel Experiences, Inc. (“MTE”), which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022.
Government funding
In January 2022 and July 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million and $494,000, respectively, from the German Federal Government Bridging Aid III plan and Bridging Aid III+. This program was for companies that suffered a pandemic-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022. The Company has to submit a final declaration in connection with this grant by June 30, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million and $494,000 gains in Other income, net in the first and third quarters of 2022.
In 2020, we received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. In 2021, the principal and the interest of the $3.1 million PPP loan were forgiven and a gain was recorded, the Company also settled the $535,000 PPP loan, $429,000 was forgiven which was recorded as gain and the remaining outstanding balance of the loan and interest of $111,000 was paid off.
The Company also received job retention related government funding in 2022 and 2021. Job retention related funding from Canada location was approximately $164,000 and $400,000 for 2022 and 2021, respectively. The Company did not receive retention related funding from European locations in 2022. Job retention related funding from European locations was approximately $31,000 for 2021. Those fundings were recorded against salary and related expenses.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee to be repaid over 3 years for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining is expected to be paid off in 2023. The Company recorded this loan as short-term prepaid expense and other on the consolidated balance sheet as of December 31, 2022. The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $25,000 and $3,000 for its licensing arrangements from AUS Buyer for the years ended December 31, 2022 and 2021. The Company did not record royalties from Travelzoo Japan for the year ended December 31, 2022. The Company recognized royalties of $9,000 from Travelzoo Japan for the year ended December 31, 2021. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
In April 2018, we entered into an agreement with WeekenGO (“WeGo”), a start-up company in Germany. WeGo uses new technology to promote vacation packages. We held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020. Per the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net for the sale of WeGo shares in 2020. The Company received the full escrow payment in January 2022 and recorded the gain in Other income (loss), net for the year ended December 31, 2022. WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order equal to approximately $200,000. The payment was made and recorded in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
Acquisition of Jack's Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2022, Jack’s Flight Club had 1.9 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020 (the “SPA”), by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See "Note 3: Acquisition" to the accompanying consolidated financial statements for further information.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. In the first quarter of 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo entered into a Sales Purchase Agreement with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon the acquisition, the Company's chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. Travelzoo currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. For the year ended December 31, 2022, Travelzoo North America operations were 67% of revenues, Travelzoo Europe operations were 28% of revenues and Jack's Flight Club were 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12 to the accompanying consolidated financial statements.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. In the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the economic climate at that time to fully refundable until the voucher expires or is redeemed by the customer. This policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. The expiration dates of vouchers range between January 2023 through December 2025 with the majority of vouchers expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold through December 31, 2022 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $1.3 million for these unredeemed vouchers as of December 31, 2022 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded merchant payables of

$32.6 million as of December 31, 2022 related to unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
The "Local" category consists of publishing revenue for negotiated high-quality offers from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). The revenues generated from these products are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of the vouchers, upon notification of the amount of direct bookings or upon delivery of the emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed. Certain merchant contracts in foreign locations allow us to retain fees related to vouchers sold that are not redeemed by purchasers upon expiration, which we recognize as revenue based upon estimates at the time of sale.
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
Our current revenue model primarily depends on advertising fees paid primarily by travel, entertainment and local businesses. A number of factors can influence whether current and new advertisers decide to advertise their offers with us. We have been impacted and expect to continue to be impacted by external factors such as the shift from offline to online advertising, the relative condition of the economy, competition and the introduction of new methods of advertising, and the decline in consumer demand for vouchers and travel more generally. A number of factors will have impact on our revenue, such as the reduction in spending by travel intermediaries due to their focus on improving profitability, the trend towards mobile usage by consumers, the willingness of consumers to purchase the deals we advertise, and the willingness of certain competitors to grow their business unprofitably. In addition, we have been impacted and expect to continue to be impacted by internal factors such as introduction of new technologies and advertising products, hiring and relying on key employees for the continued maintenance and growth of our business and ensuring our advertising products continue to attract the audience that advertisers desire. We also have been impacted and expect to continue to be impacted by external factors, such as the global pandemic, which decreased the demand for travel and entertainment and increasing cybersecurity risks due to increased dependence on digital technologies. We also could be indirectly impacted by climate change and related legislation to the extent such legislation impacts the businesses of our advertisers such as airlines and cruise ship operators, which have come under increasing scrutiny for their carbon footprints.
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
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average take rate earned by us from the merchants for voucher sold. However, due to the global pandemic and the increase in demand by consumers for fully refundable travel options, we saw a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers. This trend has appeared to reverse again, particularly as we move away from full refundability on our vouchers. However, demand for restaurants and spas was low due to the global pandemic but in recent quarters has started to increase as restrictions have been lifted.
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
With the impact to revenues caused by the global pandemic, spending by the Company in many areas within the business was slowed or stopped, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its employees significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations in order to reduce capital expenditures. We do not anticipate that any additional cost-cutting measures will be necessary at this time. Instead, the Company is beginning to invest again in marketing, technology and human resources in line with the recovery of its revenue from the effects of the pandemic.
The key elements of our growth strategy include building a travel and lifestyle brand with a large, high-quality user base and offering our users products that keep pace with consumer preference and technology, such as the trend toward mobile usage by consumers and toward fully refundable travel deals which was a result of the global pandemic. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2022	2021
Revenues	100.0%	100.0%
Cost of revenues	14.2	18.2
Gross profit	85.8	81.8
Operating expenses:
Sales and marketing	46.8	48.3
Product development	2.9	4.1
General and administrative	25.4	31.5
Total operating expenses	75.1	83.9
Operating income (loss)	10.7	(2.1)
Other income, net	3.4	6.4
Income from continuing operations before income taxes	14.1	4.3
Income tax expense	4.6	2.8
Income from continuing operations	9.5	1.5
Loss from discontinued operations, net of tax	(0.1)	—
Net income	9.4	1.5
Net loss attributable to non-controlling interest	—	—
Net income attributable to Travelzoo	9.4%	1.5%

Net income attributable to Travelzoo—continuing operations	9.5%	1.5%
Net loss attributable to Travelzoo—discontinued operations	(0.1)%	—%

Operating Metrics
The following table sets forth operating metrics in Travelzoo North America, Travelzoo Europe, and Jack's Flight Club:

	Years Ended December 31,
	2022	2021
Travelzoo North America
Total members (1)	16,251,000	17,241,000
Average cost per acquisition of a new member	$2.81	$4.99
Revenue per member (2)	$2.82	$2.59
Revenue per employee (3)	$381	$370
Mobile application downloads	4,126,000	3,902,000
Social media followers	3,185,000	3,254,000
Travelzoo Europe
Total members (1)	9,029,000	8,387,000
Average cost per acquisition of a new member	$2.08	$2.50
Revenue per member (2)	$2.32	$2.04
Revenue per employee (3)	$193	$178
Mobile application downloads	2,335,000	2,188,000
Social media followers	938,000	897,000
Jack's Flight Club
Total members	1,905,000	1,757,000
Consolidated
Total members (1)	30,404,000	30,312,000
Average cost per acquisition of a new member	$2.36	$4.05
Revenue per member (2)	$2.32	$2.40
Revenue per employee (3)	$297	$280
Mobile application downloads	6,461,000	6,090,000
Social media followers	4,123,000	4,151,000

(1)Members represent individuals who are signed up to receive one or more of our email publications that present our travel, entertainment and local deals.
(2)Annual revenue divided by number of members at the beginning of the year.
(3)Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Website, Travelzoo emails, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2022	2021
Travelzoo North America
Travel	$44,471	$38,834
Local	3,196	3,212
Total Travelzoo North America revenues	47,667	42,046
Travelzoo Europe
Travel	18,053	15,178
Local	1,402	2,142
Total Travelzoo Europe revenues	19,455	17,320
Jack's Flight Club	3,477	3,346
Consolidated
Travel	62,524	54,012
Local	4,598	5,354
Jack's Flight Club	3,477	3,346
Total revenues	$70,599	$62,712
Travelzoo North America
North America revenues increased $5.6 million or 13% in 2022 compared to 2021. This increase was primarily due to $5.6 million increase in Travel revenues, offset partially by $16,000 decrease in Local revenues. The increase in Travel revenue of $5.6 million was primarily due to $11.4 million increase in revenues from Top 20 and Standalone, offset partially by $5.8 million decrease in Getaways revenue due to a decrease in the number of vouchers sold. The decrease in Local revenues of $16,000 was primarily due to the decrease in the number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $2.1 million or 12% in 2022 compared to 2021. This increase was primarily due to $5.1 million increase in Travel revenues, offset partially by $571,000 decrease in Local revenues and $2.4 million negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue was primarily due to $5.1 million increase in revenues from Top 20 and Standalone, offset partially by $3.3 million decrease in Getaways revenue due to a decrease in number of vouchers sold. The decrease in Local revenues of $571,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue increased $131,000 or 4% in 2022 compared to 2021 due to the increase in premium members.
For 2022 and 2021, none of our customers accounted for 10% or more of our revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software license expenses, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary expenses associated with network operations and customer service staff. Cost of revenues was $10.0 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively.

Cost of revenues decreased $1.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to $975,000 decrease in credit card fees as a result of decreased voucher sales and $596,000 decrease in network expenses.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and headcount related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $33.1 million and $30.3 million for the years ended December 31, 2022 and 2021, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the years ended December 31, 2022 and 2021, advertising expenses accounted for 21% and 12%, respectively, of total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $2.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to $2.4 million increase in member acquisition costs.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development staff, fees for professional services, software maintenance, amortization and facilities costs. Product development expenses were $2.1 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.
Product development expenses decreased $526,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a decrease in salary and headcount related expenses.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $17.9 million and $19.8 million for the years ended 2022 and 2021, respectively.
General and administrative expenses decreased $1.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to $1.8 million decrease in salary and headcount related expenses which mainly related to the $1.9 million decrease of stock-based compensation expense. The annual impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $200,000 in 2022 and the Company recorded this impairment in the General and administrative expenses in 2022.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, our share of investment gains and losses, sublease income, gains from PPP loan forgiveness, German federal government funding for Corona-related pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income was $2.4 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively.
Other income decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due primarily to $3.6 million gain recorded as the result of PPP loan forgiveness in 2021 offset partially by the $1.7 million German federal government funding for COVID pandemic relief and the $196,000 escrow payment for WeGo sale the Company received in 2022.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $3.3 million and $1.8 million, respectively, for the years ended December 31, 2022 and 2021. Our effective tax rate was 33% and 66% for 2022 and 2021, respectively.

Our effective tax rate decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to disallowed excess compensation of officers in 2021. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves and the need for valuation allowances on certain tax assets, if any. See “Note 7: Income Taxes” to the accompanying consolidated financial statements for further information.
Segment Information
Travelzoo North America

	Year Ended December 31,
	2022	2021
	(In thousands)
Revenues	$47,667	$42,046
Income from operations	$9,360	$550
Income from operations as a % of revenues	20%	1%

North America revenues increased by $5.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 (see “Revenues” above). North America expenses decreased by $3.2 million from 2021 to 2022 primarily due to $1.4 million decrease in salary and headcount related expenses, $820,000 decrease in credit card fee as a result of decreased voucher sales, $597,000 decrease in network expenses and $477,000 decrease in legal expenses.
Travelzoo Europe

	Year Ended December 31,
	2022	2021
	(In thousands)
Revenues	$19,455	$17,320
Loss from operations	$(1,803)	$(1,997)
Loss from operations as a % of revenues	(9)%	(12)%
Europe net revenues increased $2.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 (see “Revenues” above). Europe expenses increased $1.9 million from 2021 to 2022 primarily due to $2.2 million increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $246,000 and $33,000 for 2022 and 2021, respectively.
Jack's Flight Club

	Year Ended December 31,
	2022	2021
	(In thousands)
Revenues	$3,477	$3,346
Income from operations	$—	$134
Income from operations as a % of revenues	—%	4%

Jack’s Flight Club revenues increased by $131,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021 (see “Revenues” above). Jack’s Flight Club expenses increased by $265,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in advertising and marketing expenses.
Liquidity and Capital Resources
As of December 31, 2022, we had $18.7 million in cash and cash equivalents, of which $10.7 million was held outside the U.S. in our foreign operations. We also had $675,000 in restricted cash held in the U.S. as of December 31, 2022. If the assets held outside the U.S. are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.

Cash, cash equivalents and restricted cash decreased $25.6 million from $45.0 million as of December 31, 2021 primarily due to $23.1 million cash used in operating activities and $1.3 million cash used in investing activities primarily for purchase of intangible assets.
As of December 31, 2022, we had merchant payables of $32.6 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $11.9 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from January 2023 through December 2025 with the majority of vouchers expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment.
Based on current projections of redemption activity, we expect that cash on hand as of December 31, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(23,121)	$(8,083)
Net cash provided by (used in) investing activities	(1,315)	104
Net cash provided by (used in) financing activities	1,282	(11,158)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,457)	(259)
Net decrease in cash, cash equivalents and restricted cash	$(25,611)	$(19,396)
Net cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for 2022 was $23.1 million, which consisted of $30.4 million decrease in cash from changes in operating assets and liabilities, offset partially by net income of $6.6 million and $684,000 increase in non-cash items. The decrease in cash from changes in operating assets and liabilities was primarily due to $35.2 million decrease in merchant payables, offset partially by $1.6 million decrease in prepaid expenses and other, $1.5 million decrease in prepaid income tax and $1.3 million decrease in accounts receivables. Adjustments for non-cash items primarily consisted of $2.2 million for depreciation and amortization, $1.8 million for stock-based compensation and $774,000 for deferred income tax, offset partially by $4.4 million reversal of reserves from accounts receivable and other reserves.
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
Cash paid for income taxes, net of refunds received in 2022 and 2021, was $1.1 million and $3.1 million, respectively.
Net cash used in investing activities for 2022 was $1.3 million which consisted of $1.0 million for purchases of intangible assets and $462,000 for purchases of property and equipment.. Net cash provided by investing activities for 2021 was $104,000 which consisted of $133,000 proceeds from repayment of investment Japan loan.
Net cash provided by financing activities for 2022 was $1.3 million which primarily consisted of $1.9 million proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of common stock in a private placement, offset partially by $1.6 million for the repurchase of common stock. Net cash used in financing activities for 2021 was $11.2 million which primarily consisted of taxes paid for net share settlement of $5.6 million and stock repurchases of $5.5 million.
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
The information set forth under “Note 6—Commitments and Contingencies” and “Note 14: Leases” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2022 (in thousands):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Purchase Obligations	Total Commitments
2023	$3,028	$(271)	$2,757	$1,747	$4,504
2024	2,130	—	2,130	103	2,233
2025	1,350	—	1,350	—	1,350
2026	1,350	—	1,350	—	1,350
2027	1,350	—	1,350	—	1,350
Thereafter	2,925	—	2,925	—	2,925
Total	$12,133	$(271)	$11,862	$1,850	$13,712

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $16.9 million as of December 31, 2022. See Note 7 to the accompanying consolidated financial statements for further information.
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
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in the Standalone email newsletter and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform, limited offerings of vacation packages and subscription revenues from Jack's Flight Club. The Company's disaggregated revenues are included in “Note 12: Segment Reporting and Significant Customer Information”.
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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the economic climate at that time to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the economic climate at that time to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. The expiration dates of vouchers range between January 2023 through December 2025 with the majority of vouchers expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold through December 31, 2022 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $1.3 million for these unredeemed vouchers as of December 31, 2022 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded merchant payables of $32.6 million as of December 31, 2022 related to unredeemed vouchers. Insertion orders and merchant agreements for Travelzoo Local are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, credits, the extent that our earnings are indefinitely reinvested outside the U.S. and tax asset valuation allowance determinations, including on certain loss carryforwards. For the years ended December 31, 2022 and 2021, our effective tax rates were 33% and 66%, respectively. Our future effective tax rates could be materially impacted by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the deferred tax assets or liabilities, existing or new uncertain tax matters that may arise and require changes in tax reserves, changes in tax asset valuation allowance determinations, changes in our judgment about whether certain foreign earnings are indefinitely reinvested outside the U.S., or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. See Note 7 to the accompanying consolidated financial statements for further information.
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
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, see Note 1 of the consolidated financial statements
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Travelzoo

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Travelzoo and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenues

As described in Note 1 of the financial statements, the Company generates its revenues through a significant volume of low-dollar transactions tracked and recorded in a highly automated process within the Company’s internally developed systems. During 2022, the Company continued to offer voucher refund policy to its consumers given the ongoing restrictions on worldwide travel with certain vouchers remaining fully refundable until the voucher expires or is redeemed by the consumer. The Company also estimated the reserve for refunds to members by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds.

We identified the Company’s revenue as a critical audit matter as the processes to track and record revenues are highly automated, differ between listings and rely on internally developed systems. These processes and internally developed systems are complex and require an increased audit effort around assessing the reliability of data and the information technology environment, including the use of our internal information technology specialists. Additionally, we also identified the Company’s refund reserve as a critical audit matter because of certain significant assumptions management makes in determining the estimate for future refunds, including expected refunds and redemption activity. These significant assumptions are forward looking and could be affected by uncertainty in the travel and entertainment industries, and other economic and market conditions.
Our audit procedures related to the Company's revenue included the following, among others:
•We obtained an understanding of the relevant controls related to the automated portion of the revenue process, including management’s review of the data, and tested key information technology and transaction controls for design effectiveness and implementation.
•We utilized our internal information technology specialists to assist in testing the operating effectiveness of the Company’s information technology general and application controls.
•We selected a sample of revenue transactions to test agreement between amounts recognized to contractual agreements and other supporting information of completion of the performance obligations.
•We evaluated the reasonableness of management’s estimate for voucher refunds by performing the following:
◦Testing the Company’s process used to develop the estimate of the future refunds by comparing current year results to prior year estimates;
◦Developing an independent range of projected refund activity based on voucher location and time to maturity for comparison to the Company’s estimate; and
◦Evaluating redemption and refund rates occurring subsequent to year end for comparison to the Company’s estimate.

Goodwill and Trade Name Impairment

As described in Notes 1 and 3 of the consolidated financial statements, goodwill and trade name are evaluated for impairment annually. The Company estimated the fair values of the Jack’s Flight Club reporting unit for goodwill using a combination of valuation techniques, including an income approach (discounted cash flows method) and market approach (guideline company method). The Company estimated the fair value of the trade name using a relief from royalty method. These methods required management to make significant estimates including revenues and operating margins projections, the royalty rate, discount rates, long term growth rates, and market multiples.

We identified the Company’s goodwill and trade name impairment evaluation for the Jack’s Flight Club reporting unit as a critical audit matter because of the significant assumptions management makes in the estimate, including revenues and operating margins projections, the royalty rate, discount rates, long term growth rates, and market multiples which require an increased level of audit effort.

Our audit procedures related to the goodwill and trade name impairment evaluation for the Jack’s Flight Club reporting unit included the following, among others:
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and applicable rates utilized by management by:
◦Testing the reasonableness of the royalty rate by comparing them to comparable companies.
◦Assessing the reasonableness of the royalty rate, discount rates and long-term growth rates selected by management and the Company’s appraiser by comparing those to the rates developed with the use of our internal valuation specialist with corroborative market data.
◦Testing the reasonableness of the selected market participants and multiples selected by comparing to market data and consistency of selections with historical selections.
•We evaluated the reasonableness of management’s revenue and gross margin projections by comparing management’s prior forecasts to historical results for the reporting unit and comparing future forecasts to historical results and market data.

Liquidity
As described in Note 1 to the consolidated financial statements, the global pandemic has had a significant negative effect on the Company and many of its advertisers. As of December 31, 2022, the Company had negative working capital of $11.9 million and cash used in operating activities was $23.1 million for the year ended December 31, 2022. These conditions raise doubt over the Company’s ability to meet all of its obligations over the next twelve months. Management has evaluated these conditions and concluded that its plans have alleviated the doubt of the Company’s ability to continue as a going concern.

We have identified management’s liquidity assessment as a critical audit matter because of certain significant assumptions in management’s plans relating to the timing of redemptions or refunds for previous voucher sales and the related settlement of merchant payables, as well as the forecasted revenues and expenses. Auditing management’s assumptions, and the timing of these assumptions relating to the Company’s voucher and advertising sales, refund rates of vouchers, redemption of merchant payables and cash flow projections involved a high degree of auditor judgment and an increased level of audit effort.

Our audit procedures related to the Company’s liquidity assessment included the following, among others:
•We evaluated the reasonableness of management’s forecasted revenues and expenses by comparing:
◦management’s prior forecasts to historical results,
◦results subsequent to year end to management’s forecasts, and
◦future forecasts to historical results and forecasted market data.
•We evaluated the reasonableness of management’s forecasted timing of cash flow estimates relating to the timing of refunds and the settlement of the merchant payable, by comparing management’s forecasted redemption and refund estimates to historical redemption and refund rates experienced during the year and subsequent to year end.
•We evaluated management’s projections in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusion reached by management.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc., a Related-Party
As described in Note 3 of the consolidated financial statements, the Company consummated the Stock Purchase Agreement with Azzurro Capital Inc. (“Azzurro”) for the acquisition of Metaverse Travel Experiences, Inc. (“MTE”), a wholly owned subsidiary of Azzurro. Azzurro is a related party by virtue of their significant ownership of Travelzoo common stock prior to the transaction. The Stock Purchase Agreement involved the issuance of 3,410,000 shares of Travelzoo common stock in exchange for $1.0 million of cash, a $4.8 million promissory note receivable and the transfer to the Company of all outstanding capital stock of Metaverse Travel Experiences, Inc. (“MTE”).
We have identified the Stock Purchase Agreement between Travelzoo and Azzurro as a critical audit matter as a result of the related party relationship and the significant judgement used by the Company to determine the accounting and reporting implications of this transaction, including the accounting for the assumed net operating losses (NOL’s) acquired from MTE and the recognition of a tax indemnification asset for any losses related to the inability to utilize the NOL’s after the closing by Travelzoo. Auditing management’s accounting for, and disclosure of, this transaction and the related uncertain tax positions involved a high degree of auditor judgment and an increased level of audit effort and was especially challenging due to the significant judgment required to assess management's evaluation of technical merits under the tax laws.
Our audit procedures related to the Company’s accounting for the MTE transaction and disclosures included the following, among others:
•We reviewed the executed agreements, including the tax indemnification provisions included in the agreement, for their accounting implications and obtained and reviewed the Company’s legal analysis of the tax indemnification provisions performed by the Company’s and external legal counsel.
•We obtained support for authorization and approval of the related party transaction through review of shareholder approval in the proxy and the minutes of the special committee of the board of directors.
•With the assistance of our tax specialist, we evaluated the reasonableness of the technical merits of the tax position related to the acquired NOL’s from MTE and the related uncertain tax positions.
•We tested the schedule of NOL’s acquired from MTE by selecting a sample of years to trace annual losses to historical tax returns filed by MTE.

•We evaluated the reasonableness of management’s assessment of this transaction as an asset acquisition and management’s allocation of the purchase price of the identified assets acquired.
•We evaluated the reasonableness of the allocation of value to the tax indemnification by comparing to contractual agreements and the legal positions provided by the Company and external legal counsel.
•We assessed the adequacy of the Company’s disclosures for this transaction in the notes to the consolidated financial statements, including the classification of the tax indemnification asset.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

San Jose, California
March 31, 2023

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,693	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,468 and $2,094 as of December 31, 2022 and 2021, respectively	13,820	14,871
Prepaid income taxes	1,778	3,325
Prepaid expenses and other	1,289	1,891
Prepaid expenses—Related party	—	1,150
Assets from discontinued operations	11	71
Total current assets	35,591	65,123
Deposits and other	5,094	6,784
Deferred tax assets	3,222	3,949
Restricted cash	675	1,142
Operating lease right-of-use assets	7,440	7,700
Property and equipment, net	657	659
Intangible assets, net	3,651	3,426
Goodwill	10,944	10,944
Total assets	$67,274	$99,727
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,271	$3,411
Merchant payables	32,574	68,678
Accrued expenses and other	5,049	10,212
Deferred revenue	2,216	1,733
Operating lease liabilities	2,972	3,180
Income tax payable	—	185
Liabilities from discontinued operations	452	485
Total current liabilities	47,534	87,884
Long-term operating lease liabilities	8,326	9,111
Other long-term liabilities	2,563	2,364
Total liabilities	58,423	99,359
Commitments and contingencies (Note 6)
Non-controlling interest	4,595	4,600
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2022 and 2021, respectively; 16,505 shares issued and 15,704 shares outstanding as of December 31, 2022 and 12,551 shares issued and 12,056 shares outstanding as of December 31, 2021)	165	126
Treasury stock, at cost (801 shares and 495 shares as of December 31, 2022 and 2021)	(7,130)	(5,488)
Additional paid-in capital	23,274	4,415
Tax indemnification	(9,537)	—
Note receivable from shareholder	(4,753)	—
Retained earnings	7,142	508
Accumulated other comprehensive loss	(4,905)	(3,793)
Total stockholders’ equity (deficit)	4,256	(4,232)
Total liabilities and stockholders’ equity (deficit)	$67,274	$99,727
See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues	$70,599	$62,712
Cost of revenues	10,003	11,388
Gross profit	60,596	51,324
Operating expenses:
Sales and marketing	33,072	30,294
Product development	2,064	2,590
General and administrative	17,903	19,753
Total operating expenses	53,039	52,637
Operating income (loss)	7,557	(1,313)
Other income, net	2,401	4,006
Income from continuing operations before income taxes	9,958	2,693
Income tax expense	3,270	1,778
Income from continuing operations	6,688	915
Loss from discontinued operations, net of tax	(59)	(13)
Net income	6,629	902
Net loss attributable to non-controlling interest	(5)	(9)
Net income attributable to Travelzoo	$6,634	$911

Net income attributable to Travelzoo—continuing operations	$6,693	$924
Net loss attributable to Travelzoo—discontinued operations	$(59)	$(13)

Income (loss) per share—basic
Continuing operations	$0.54	$0.08
Discontinued operations	$—	$—
Net income per share—basic	$0.54	$0.08

Income (loss) per share—diluted
Continuing operations	$0.53	$0.07
Discontinued operations	$—	$—
Net income per share —diluted	$0.53	$0.07

Shares used in per share calculation from continuing operations—basic	12,372	11,646
Shares used in per share calculation from discontinued operations—basic	12,372	11,646
Shares used in per share calculation from continuing operations—diluted	12,561	12,991
Shares used in per share calculation from discontinued operations—diluted	12,372	11,646

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021
Net income	$6,629	$902
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,112)	266
Total comprehensive income	$5,517	$1,168

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$—	$—	$(403)	$(4,059)	$1,891
Stock-based compensation expense	—	—	—	3,748	—	—	—	—	3,748
Repurchase and retirement of common stock	—	—	(5,488)	—	—	—	—	—	(5,488)
Proceeds from exercise of stock options, net of share settlement	1,186	12	—	(5,572)	—	—	—	—	(5,560)
Foreign currency translation adjustment	—	—	—	—	—	—	—	266	266
Net loss—Travelzoo	—	—	—	—	—	—	911	—	911
Balances, December 31, 2021	12,551	126	(5,488)	4,415	—	—	508	(3,793)	(4,232)
Stock-based compensation expense	—	—	—	1,805	—	—	—	—	1,805
Repurchase of common stock	—	—	(1,642)	—	—	—	—	—	(1,642)
Exercise of stock options and taxes paid for net share settlement	544	5	—	1,867	—	—	—	—	1,872
Proceeds from short swing settlement	—	—	—	46	—	—	—	—	46
Issuance of common stock for cash, notes and other consideration, net	3,410	34	—	15,141	(9,537)	(4,753)	—	—	885
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,112)	(1,112)
Net income—Travelzoo	—	—	—	—	—	—	6,634	—	6,634
Balances, December 31, 2022	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,629	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,189	1,820
Stock-based compensation	1,805	3,748
Deferred income tax	774	813
Impairment of intangible assets and goodwill	200	—
Loss on sale of long-lived assets	47	—
Gain on sale of equity investment in WeGo	(196)	—
Gain on PPP notes payable forgiveness	—	(3,588)
Net foreign currency effect	232	(373)
Provision for (reversal of) loss on accounts receivable and refund reserve	(4,367)	425
Changes in operating assets and liabilities:
Accounts receivable	1,317	(9,735)
Prepaid income taxes	1,452	(2,458)
Prepaid expenses and other	1,627	(8,092)
Accounts payable	902	(3,311)
Merchant payables	(35,228)	12,179
Accrued expenses and other	(496)	321
Income tax payable	(162)	(138)
Other liabilities	154	(596)
Net cash used in operating activities	(23,121)	(8,083)
Cash flows from investing activities:
Purchases of intangible assets	(1,049)	—
Proceeds from repayment of note receivable	—	133
Proceeds from sale of equity investment in WeGo	196	—
Purchases of property and equipment	(462)	(29)
Net cash provided by (used in) investing activities	(1,315)	104
Cash flows from financing activities:
Repurchase of common stock	(1,642)	(5,488)
Payment of promissory notes	—	(110)
Proceeds from short swing settlement	46	—
Proceeds from issuance of common stock	1,006	—
Proceeds from exercise of stock options, net of taxes paid for net share settlement of equity awards	1,872	(5,560)
Net cash provided by (used in) financing activities	1,282	(11,158)
Effect of exchange rate changes on cash and cash equivalents	(2,457)	(259)
Net decrease in cash, cash equivalents and restricted cash	(25,611)	(19,396)
Cash, cash equivalents and restricted cash at beginning of year	44,989	64,385
Cash, cash equivalents and restricted cash at end of year	$19,378	$44,989

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,147	$3,115
Cash paid for interest	$—	$4
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,652	$1,777
Cash paid for amounts included in the measurement of lease liabilities	$3,224	$4,304
Non-cash investing and financing activities:
Non-cash consideration for purchase of intangible asset	$1,150	$—
Common stock issued for Metaverse Travel Experience, Inc. assets	$63	$—
Common stock issued for note receivable from shareholder	$4,753	$—
Common stock issued for tax indemnification	$9,537	$—

See accompanying notes to consolidated financial statements.

TRAVELZOO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo (including its subsidiaries and affiliates, the “Company” or "we") is a global Internet media company. Travelzoo® provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Travelzoo attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, websites, social media and mobile applications. The Travelzoo website is visited by 5.4 million to 6.6 million unique visitors each month. We have over 4.5 million followers on Facebook, Instagram, and Twitter. Our Apple and Android mobile applications have been downloaded 7.4 million times.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Top 20® email newsletter, the Travelzoo Network, and Jack’s Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack’s Flight Club is a subscription service that provides members with information about exceptional airfares.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc. ("Azzurro"), and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The Purchase Price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of Metaverse Travel Experiences, Inc. (“MTE”), which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022. See Note 3: Accqusitions and Note 13: Related Party Transactions in the accompanying consolidated financial statements for further information.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2022, Jack’s Flight Club had 1.9 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee to be repaid over 3 years for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining to be paid off in 2023. The Company recorded this loan as short-term prepaid expense and other on the consolidated balance sheet as of December 31, 2022.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $25,000 and $3,000 for its licensing arrangements from AUS Buyer for the years ended December 31, 2022 and 2021, respectively. The Company did not record royalties from Travelzoo Japan for the year ended December 31, 2022. The Company recognized royalties of $9,000 from Travelzoo Japan for the year ended December 31, 2021. We expect the royalty payments to increase over time as the effects of the pandemic subside.
WeGo Investment
The Company previously held a minority share equal to 33.7% in weekengo GmbH ("WeGo"), which the Company sold to trivago N.V. (“trivago”) on December 23, 2020.
Per the Share Purchase Agreement, by and among Travelzoo (Europe) Limited, trivago, and the other shareholders of WeGo (the “trivago SPA”), the Company sold all of its shares in WeGo to trivago for a total purchase price of approximately $2.9 million, of which $196,000 was placed in escrow for one year. The Company recorded $468,000 gain in Other income (loss), net for the sale of WeGo shares in 2020. The Company received the full escrow payment of $196,000 in January 2022 and recorded the gain in Other income (loss), net for the year ended December 31, 2022.
WeGo agreed to pay in a lump sum the remaining amount outstanding pursuant to the Insertion Order equal to approximately $200,000. The payment was made and recorded in the first quarter of 2021. The Second Insertion Order and any obligation for additional payments from WeGo for marketing were terminated.
Global funding for Pandemic
In January 2022 and July 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million and $494,000 from the German Federal Government Bridging Aid III plan and Bridging Aid III+, respectively. This program was for companies that suffered a pandemic-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022. The Company has to submit a final declaration in connection with this grant by June 30, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million and $494,000 gains in Other income, net in the first and third quarters of 2022.
The Company also received job retention related government funding in 2022 and 2021. Job retention related funding from Canada was approximately $164,000 and $400,000 for 2022 and 2021, respectively. The Company did not receive retention related funding from European locations in 2022. Job retention related funding from European locations was approximately $31,000 for 2021. Such funding was recorded against salary and related expenses.
Liquidity
Travelzoo funds operations primarily with revenues generated from adverting fees and the sale of vouchers. The global pandemic has had a significant negative effect on the Company and many of our advertisers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $11.9 million as of December 31, 2022. Cash used in operating activities was $23.1 million for the year ended December 31, 2022. In order to entice customers, Travelzoo adjusted its policy in the second quarter of 2020 so that vouchers were fully refundable until expiration or redemption by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. As of December 31, 2022, the Company has recorded merchant payables of $32.6 million related to unredeemed vouchers with the majority of vouchers expiring in 2023. Management understands that these conditions could raise doubt over the Company’s ability to meet all of its obligations over the next twelve months, however, management has evaluated these conditions and concluded that management's plans alleviate these concerns. Management’s plans include, among others, a focus on managing operating expenses while increasing revenues, as well as obtaining additional financing if required.
Revenue and net income increased for the year ended December 31, 2022 compared to the same period of last year. The Company is expecting revenue and net income to increase for 2023 based on improving conditions for travel. Cash and cash equivalents were $18.7 million as of December 31, 2022. Although as mentioned above, all merchant payables are classified as current, the expiration dates of these vouchers range between January 2023 through December 2025 with the majority of the vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. However, if redemption and refund activities are more accelerated, or if we are not able to increase operating income, we may need to obtain additional financing to meet our working capital needs in the future. Management believes that it could raise funds through the issuance of equity securities or through debt securities if necessary. Management therefore concluded that these actions and plans have alleviated the doubt of the Company's ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing on reasonable terms and conditions, or whether such actions would generate the expected liquidity as planned.
Jack’s Flight Club
In January 2020, Travelzoo acquired Jack’s Flight Club, which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2022, Jack’s Flight Club had 1.9 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. In June 2020, the Company renegotiated certain aspects of that certain Stock Purchase Agreement, dated as of January 13, 2020, by and among Travelzoo, Jack’s Flight Club and the sellers party thereto (the “Sellers”) with the Sellers and reached a settlement for the outstanding Promissory Notes, dated as of January 13, 2020, by and between Travelzoo and each Seller (the “Promissory Notes”). See Note 3 to the consolidated financial statements for further information.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 30, 2022 together with Ralph Bartel, in his individual capacity (together, the “Azzurro Parties"), holds approximately 50.3% of the Company's outstanding shares.
Financial Statements
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S."). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates.
(b) Revenue Recognition
The Company follows Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606).
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in the Standalone email newsletter and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform, limited offerings of vacation packages and subscription revenues from Jack's Flight Club. The Company's disaggregated revenues are included in “Note 12: Segment Reporting and Significant Customer Information”.
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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the economic climate at that time to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. At December 31, 2021, $1.3 million was recorded as deferred revenue for Jack's Flight Club and was fully recognized as revenue during 2022, $473,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $463,000 was recognized as revenue during 2022. At December 31, 2022, the deferred revenue balance was $2.2 million, of which $1.2 million was for Jack's Flight Club, and the remaining $981,000 was for Travelzoo North America and Travelzoo Europe.

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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. In the second quarter of 2020, the Company expanded its vouchers refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. The expiration dates of vouchers range between January 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold through December 31, 2022 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $1.3 million for these unredeemed vouchers as of December 31, 2022 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. As of December 31, 2021, the Company had approximately $17.2 million of unredeemed vouchers that had been sold through 2021 representing the Company’s commission earned from the sale and estimated a refund liability of $5.2 million for these unredeemed vouchers as of December 31, 2021, which was recorded as a reduction of revenues and was reflected as a current liability in accrued expenses and other on the consolidated balance sheet. The Company has recorded merchant payables of $32.6 million as of December 31, 2022 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
(d) Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting units utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment test as of October 31, 2022 and 2021 and no impairment charge was identified in connection with the annual impairment tests.
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
(e) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs for Travelzoo North America and Travelzoo Europe amounted to $6.4 million and $3.7 million for years ended December 31, 2022 and 2021, respectively. Advertising and marketing costs for Jack's Flight Club was $545,000 and $221,000 for the years ended December 31, 2022 and 2021, respectively.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our accompanying consolidated balance sheet as of December 31, 2022. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the lease term in its consolidated statements of operations.

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
(h) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gain of $72,000 and $31,000 for 2022 and 2021, respectively, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
(j) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes in equity that are excluded from net income. For the Company, other comprehensive income (loss) includes foreign currency translation adjustments. Total comprehensive income (loss) for all periods presented has been disclosed in the consolidated statements of comprehensive income.
(k) Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer products or services on compelling terms to our members. The outbreak of coronavirus (COVID-19) in 2020 had an unprecedented impact on the global travel and hospitality industries. Governmental authorities implemented numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. As the Company and many of our advertisers are part of the global travel and hospitality industries, the measures implemented to contain COVID-19 had a significant negative effect on our business, financial condition, results of operations and cash flows. Many of the Company's advertising partners paused, canceled, and/or stopped advertising. Additionally, there were significant levels of cancellations for the Company's hotel partners and travel package partners and refund requests for our vouchers. Now that COVID-19 and its lingering effects have mostly subsided, we are seeing many of our advertisers and partners return to advertising with us and have altered our policies again to align with the changing environment (including reverting to a 14-day return window for vouchers and implementing a surcharge for vouchers to be fully refundable), although with the emergence of new variants, this trend could stop or even reverse which could result in a material adverse impact on our business and financial performance. It is difficult to estimate the impact of the global pandemic on the Company’s future revenues, results of operations, cash flows, liquidity, or financial condition.

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that the management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of December 31, 2022, the Company had merchant payables of $32.6 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $11.9 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers have maturities from January 2023 through December 2025 with the majority of vouchers expiring in 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of December 31, 2022 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$18,693	$43,815
Restricted cash	675	1,142
Cash, cash equivalents and restricted cash–discontinued operations	10	32
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$19,378	$44,989

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

(n) Impairment of Property and Equipment
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2022.
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
In June 2022, the FASB issued an Accounting Standard Update to clarify the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The new guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect it will have a material impact, if any, on our consolidated financial statements.
In October 2021, the FASB issued new guidance requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect it will have a material impact, if any, on our consolidated financial statements.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net income attributable to Travelzoo—continuing operations	$6,693	$924
Net loss attributable to Travelzoo—discontinued operations	(59)	(13)
Denominator:
Weighted average common shares—basic	12,372	11,646
Effect of dilutive securities: stock options	189	1,345
Weighted average common shares—diluted	12,561	12,991

Income (loss) per share—basic
Continuing operations	$0.54	$0.08
Discontinued operations	—	—
Net income (loss) per share —basic	$0.54	$0.08

Income (loss) per share—diluted
Continuing operations	$0.53	$0.07
Discontinued operations	—	—
Net income (loss) per share—diluted	$0.53	$0.07
For the year ended December 31, 2022, options to purchase 750,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the year ended December 31, 2021, options to purchase 50,000 shares of common stock were not included in the computation of diluted net income per share because of the net loss.
Note 3: Acquisitions
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc., a Related-Party
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc. ("Azzurro"), and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder as of the time of this transaction, and Azzurro and Ralph Bartel owned as of December 31, 2022 approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The Purchase Price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of Metaverse Travel Experiences, Inc. (“MTE”), which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022.
Travelzoo acquired the entire business of MTE. The acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805 – Business Combinations. The fair value of the consideration paid by Travelzoo and allocation of that amount to the underlying assets, on a relative fair value basis, was recorded by the Company as of the Closing Date. Additionally, costs directly related to the MTE acquisition of $184,000 were capitalized as a component of the Purchase Price.
As a result of the MTE acquisition, the Company also assumed MTE’s historical net operating loss carryforwards of approximately $64.7 million. While these net operating losses (NOLs) may be used to offset future taxable income, the Company determined it is appropriate to record an uncertain tax benefit liability in accordance with ASC Topic 740—Income Taxes. Subject to the provisions of the SPA, Azzurro agreed to indemnify Travelzoo for tax related liabilities in the event of the inability of the Company to utilize any NOLs of MTE as a result of any breach of or inaccuracy in any representation or warranty made by Azzurro, which included the representation that NOLs will be available for use by the Company after the closing for federal and analogous state income tax purposes, including pursuant to section 381(a) of the U.S. tax code, and that, as of the date of the SPA, no NOLs of MTE are subject to any limitation, restriction or impairment on its use. Based on the terms of the agreement, the Company believes that with the uncertain tax position recognized related to the acquired NOLs, that the Company has the right to claim losses against Azzurro if NOLs are not able to be utilized. Therefore, the Company recorded an indemnification asset of $9.5 million for the relative fair value of this indemnification. Any losses indemnified by Azzurro related to the inability to utilize MTE’s net operating loss carry forwards shall be satisfied by Azzurro returning to the Company the number of shares of common stock of Travelzoo corresponding to the value of the loss. Accordingly, the Company has classified this tax indemnification asset as contra-equity in the accompanying consolidated financial statements.
The following table represents the allocation of the total cost of the MTE acquisition to the assets acquired (in thousands):

Fair Value
Consideration for MTE assets
Fair value of Travelzoo common stock issued	$15,175
Direct transaction costs	184
Less:
Cash received from Azzurro Capital Inc.	(1,000)
Notes receivable from Azzurro Capital Inc.	(4,753)
Total consideration for MTE assets	$9,606

Relative fair value of the assets acquired
Cash and cash equivalents	$6
Prepaid expenses and other	45
Property and equipment	18
Tax indemnification asset	9,537
Total assets acquired	$9,606
Travelzoo (Europe) Limited, Sucursal en España, Acquired Secret Escapes Limited’s Spanish Business Unit
On March 3, 2022, Travelzoo (Europe) Ltd, Sucursal en España, the Spanish branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Spain”), entered into a Business Unit Purchase Agreement (“BUPA”) with Secret Escapes Limited (“Secret Escapes”) for the purchase of its Spanish business unit, which included, among other things, a database of approximately 940,000 members. The purchase price was 400,000 Euros, with an earn-out opportunity of an additional 100,000 Euros payable by the Company upon the achievement of certain metrics by the business unit in six months (September 2022). The metrics were not achieved and thus no payments were made on the earn-out. Travelzoo was granted the right to use the Secret Escapes name exclusively in Spain for a continuity period of six (6) months. The BUPA contained typical representations and warranties and indemnification protections, as well as a restrictive covenant, whereby Secret Escapes agreed to leave the Spanish market for at least three (3) years, subject to a right to purchase a waiver.
Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest stockholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) was eliminated.

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
Acquisition of Jack's Flight Club
Travelzoo acquired 60% of the Jack’s Flight Club for an aggregate purchase price of $12.0 million in January 2020. The strategic rationale for the Jack’s Flight Club acquisition was to expand Jack’s Flight Club’s membership to Travelzoo members worldwide, so the members from Travelzoo could also sign up to receive offers from Jack’s Flight Club. The Company renegotiated with Jack’s Flight Club in June 2020 and reached a negotiated settlement which resulted in the partial forgiveness of the promissory note issued for the acquisition.
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
Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from the above acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
Non-compete agreement (Jack's Flight Club)	660	4.0
Intangible assets (Secret Escape Spain member database)	445	3.0
Intangible assets (Secret Escape U.S. member database)	1,751	2.3
Assets Measured at Fair Value on a Non-recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value if an impairment is recognized during the period. The fair value measurements are based on Level 3 inputs. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets at fair value.
The goodwill assessment was performed by comparing the fair value of the reporting units to its carrying value. The fair value estimates for the reporting units, were based on a blended analysis of the present value of future discounted cash flows and market value approach, using Level 3 inputs. The indefinite-lived intangible assets assessment was valued using the relief-from-royalty method, which includes unobservable inputs, classified as Level 3, including projected revenues and approximately 5% royalty rate.
The Company recorded a goodwill impairment of $2.1 million and a Trade name impairment of $810,000 for Jack's Flight Club due to the pandemic in the first quarter of 2020. No impairment charge was identified and recorded for 2021. The Company performed its annual test as of October 31, 2022 and a Trade name impairment charge of $200,000 was recorded as “General and administrative expenses” for Jack's flight club. The revenue for Jack's Flight Club was negatively impacted by the pandemic and did not meet the forecasted growth expectation. No impairment charge was identified and recorded for goodwill in 2022.

Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the years ended December 31, 2022 and 2021 (in thousands):

	Jack's Flight Club	Secret Escape Spain member database	Secret Escape U.S. member database
Intangible assets—January 1, 2021	$4,534
Amortization of intangible assets with definite lives	(1,108)
Intangible assets—December 31, 2021	3,426
Acquisitions—March 2022	—	$445	$1,751
Amortization of intangible assets with definite lives	(875)	(118)	(778)
Impairment of trade name—December 31, 2022	(200)	—	—
Intangible assets—December 31, 2022	$2,351	$327	$973

Amortization expense for acquired intangibles was $1.8 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. Expected future amortization expense of acquired intangible assets as of December 31, 2022 is as follows (in thousands):

Years ending December 31,
2023	$1,562
2024	586
2025	53
$2,201
The Company performed its annual impairment testing of Trade name as of October 31, 2022 using a relief from royalty method. As previously discussed, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $200,000 in 2022. No impairment was identified in 2021. As of December 31, 2022, the carrying value of the Trade name was $1.5 million.
Note 4: Debt
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

Note 5: Balance Sheet Components
Prepaid expenses and other consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$764	$1,620
Notes receivable — current	232	—
Deposits	153	190
Other current assets	140	81
Total prepaid expenses and other	$1,289	$1,891
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Office equipment and office furniture	$5,005	$7,838
Capitalized internal-use software and website development	4,601	4,390
Leasehold improvements	2,414	4,117
Computer hardware and software	1,728	2,142
	13,748	18,487
Less accumulated depreciation and amortization	(13,091)	(17,828)
Total	$657	$659
Depreciation expense was $418,000 and $710,000 for the years ended December 31, 2022 and 2021, respectively.
Amortization of capitalized internal-use software and website development costs was $1,000 and $2,000 for the years ended December 31, 2022 and 2021, respectively.
Changes to the allowance for doubtful accounts and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at January 1, 2021	$2,814	$4,085
Additions — charged to costs and expenses, or contra revenue	30	1,718
Deductions — recoveries of amounts previously reserved	(481)	—
Deductions — write-offs or refunds	(269)	(637)
Balance at December 31, 2021	2,094	5,166
Additions — charged to costs and expenses, or contra revenue	54	15
Deductions — recoveries of amounts previously reserved	(470)	(3,006)
Deductions — write-offs or refunds	(210)	(897)
Balance at December 31, 2022	$1,468	$1,278
Accrued expenses and other consist of the following (in thousands):

	December 31,
	2022	2021
Reserve for member refunds	$1,278	$5,166
Accrued advertising expense	538	690
Accrued compensation expense	1,744	1,743
Other accrued expenses	1,489	2,613
Total accrued expenses and other	$5,049	$10,212

At December 31, 2022 and 2021, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair value because of their relative short maturity.
Note 6: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of December 31, 2022 or 2021. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
During 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make any payments for 2022 and 2021.
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
Rent expense was $2.6 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. The Company’s rental income from sublease was approximately $353,000 and $359,000 for the years ended December 31, 2022 and 2021. See Note 14 - Leases for more information.
The Company has purchase commitments aggregating approximately $1.9 million as of December 31, 2022, which represent the minimum obligations the Company has under agreements with certain third party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.

Note 7: Income Taxes
The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S.	$9,636	$3,723
Foreign	322	(1,030)
	$9,958	$2,693

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2022
Federal	$1,772	$528	$2,300
State	376	221	597
Foreign	348	25	373
	$2,496	$774	$3,270
Year Ended December 31, 2021
Federal	$593	$493	$1,086
State	197	219	416
Foreign	183	93	276
	$973	$805	$1,778

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021
Federal tax at statutory rates	$2,091	$566
State taxes, net of federal income tax benefit	471	297
Change of valuation allowance	(34)	7
Uncertain tax positions	107	458
Foreign income taxed at different rates	(38)	66
Foreign tax credit	—	(270)
PPP loan forgiveness	—	(768)
Stock-based compensation expenses	469	1,417
Other	204	5
Total income tax expense	$3,270	$1,778

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and credit carryforward	$4,935	$9,175
Operating lease liabilities	2,417	2,797
State income taxes	74	—
Accruals and allowances	627	1,461
Stock-based compensation	256	545
Unrealized foreign exchange losses	329	273
Deferred revenue	191	70
Capital loss carryforward	410	410
Total deferred tax assets	9,239	14,731
Valuation allowance	(4,455)	(8,717)
Total deferred tax assets net of valuation allowance	4,784	6,014
Deferred tax liabilities:
Operating lease right-of-use assets	(1,416)	(1,600)
Property, equipment and intangible assets	(146)	(465)
Total deferred tax liabilities	(1,562)	(2,065)
Net deferred tax assets	$3,222	$3,949
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2021 and 2022 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2021	$10,145	—	(1,428)	$8,717
2022	$8,717	—	(4,262)	$4,455
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholder's equity or deferred tax assets (liabilities).

As of December 31, 2022, the Company has a valuation allowance of approximately $4.5 million related to foreign net operating loss (“NOL”) carryforwards of approximately $21.3 million primarily related to the Company's Asia Pacific entities for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented a decrease of approximately $4.3 million over the amount recorded as of December 31, 2021, and was due to the decrease of deferred tax assets and related release of the valuation allowance for the Travelzoo Australia, Travelzoo (Hong Kong) Limited and Travelzoo Local (Hong Kong), which liquidation were completed during the year ended December 31, 2022. If not utilized, $10.9 million of the remaining foreign NOL may be carried forward indefinitely, and $10.4 million will expire at various times between 2023 and 2027.
As of December 31, 2022, the Company has US federal NOL carryforwards of $64.7 million as a result of the transaction with MTE, See Note 3 to the accompanying consolidated financial statements for further information. If not utilized, $7.4 million may be carried forward indefinitely, and $57.3 million will expire at various times between 2028 and 2037. As of December 31, 2022, the Company has state and local NOL carryforwards of $34.5 million, which will expire at various times between 2035 and 2042. The Company has not recorded these net operating losses because an uncertain tax position has been recorded relating to them.

As of December 31, 2022, the Company is permanently reinvested in certain Non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $688,000 at December 31, 2022.
The total amount of gross unrecognized tax benefits was $16.9 million as of December 31, 2022, of which up to $6.9 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2021 and 2022 is as follows (in thousands):

Gross unrecognized tax benefits balance at January 1, 2021	$774
Increase related to current year tax positions	270
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2021	1,044
Increase related to current year tax positions	15,833
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2022	$16,877

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2022, the Company had approximately $704,000 in accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2018 and is subject to California tax examinations for years after 2017.
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
Note 8: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$(3,793)	$(4,059)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(1,112)	266
Ending balance	$(4,905)	$(3,793)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
Note 9: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company has matched employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vested after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $689,000 and $766,000 for the years ended December 31, 2022 and 2021, respectively.

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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in the second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2022, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel exercised the remaining 540,000 options granted pursuant to the 2019 Option Agreement in 2022. The Company received aggregate cash proceeds of $1.9 million.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee's departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise which were approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2022, there was approximately $193,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.7 years.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company at the time, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31,

2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of December 31, 2022, stock-based compensation related to this grant was fully expensed.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee's departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2022, there was approximately $123,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.2 years.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of December 31, 2022, there was approximately $288,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 2.0 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of December 31, 2022, there was approximately $865,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.0 year.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. As of December 31, 2022, there was approximately $368,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.5 years.
The Company recorded $1.8 million and $3.7 million of stock-based compensation in general and administrative expenses for fiscal years 2022 and 2021, respectively.
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
The fair value of 2022 stock options and modification and 2021 stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2022	2021
Weighted-average fair value of options granted per share	$3.00	$11.47
Historical volatility	77%	78%
Risk-free interest rate	2.85%	0.25%
Dividend yield	—	—
Expected life in years	3.2	3.8
As of December 31, 2022, there was approximately $1.8 million of unrecognized stock-based compensation expense related to outstanding stock options, expected to be recognized over 1.2 years.

Option activities during the years ended December 31, 2021 and 2022 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2021	3,325,000	$3.49	4.39 years
Options Granted	50,000	9.44
Exercised options	(2,160,000)	3.49
Options forfeited and canceled	(125,000)	3.49
Outstanding at December 31, 2021	1,090,000	$3.76	2.92 years
Options Granted	700,000	$7.95
Exercised options	(565,000)	$3.49
Options forfeited and canceled	(50,000)	$3.49
Outstanding at December 31, 2022	1,175,000	$6.40	3.38 years	$408
Exercisable and fully vested at December 31, 2022	612,500	$5.89	3.14 years	$288
Outstanding at December 31, 2022 and expected to vest thereafter	562,500	$6.95	3.64 years	$120
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of year ended December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair value of the Company’s stock. The Company’s policy is to issue shares from the authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2022 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$3.49	425,000	2.05 years	$3.49	300,000	2.11 years
$6.78	100,000	4.42 years	$6.78	—	—
$8.14	600,000	4.17 years	$8.14	300,000	4.17 years
$9.44	50,000	3.01 years	$9.44	12,500	3.01 years
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
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In 2022, the Company repurchased 306,375 shares of common stock for an aggregate purchase price of $1.6 million, which were recorded as part of treasury stock as of December 31, 2022. As of December 31, 2022, there were 693,625 shares remaining to be repurchased under this program.

Note 12: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the year ended December 31, 2022, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for current and prior years presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company's chief operating decision maker reviewed and evaluated Jack's Flight Club as a separate segment. The Company currently has three reportable operating segments: Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive newsletter with flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results and assets by business segment (in thousands):

Year Ended December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$47,054	$20,068	$3,477	$—	$70,599
Intersegment revenues	613	(613)	—	—	—
Total net revenues	$47,667	$19,455	$3,477	$—	$70,599
Operating income (loss)	$9,360	$(1,803)	$—	$—	$7,557

Year Ended December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Revenues from unaffiliated customers	$41,683	$17,683	$3,346	$—	$62,712
Intersegment revenues	363	(363)	—	—	—
Total net revenues	$42,046	$17,320	$3,346	$—	$62,712
Operating income (loss)	$550	$(1,997)	$134	$—	$(1,313)

As of December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Long-lived assets	$571	$86	$—	$—	$657
Total assets	$97,960	$19,253	$18,737	$(68,687)	$67,263

As of December 31, 2021	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	Elimination	Consolidated
Long-lived assets	$573	$86	$—	$—	$659
Total assets	$116,700	$28,167	$18,436	$(63,647)	$99,656

Revenue for each segment is recognized based on the customer location within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (such as Top 20, Travelzoo website, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers.

	Year Ended December 31,
	2022	2021
Travelzoo North America
Travel	$44,471	$38,834
Local	3,196	3,212
Total Travelzoo North America revenues	47,667	42,046
Travelzoo Europe
Travel	18,053	15,178
Local	1,402	2,142
Total Travelzoo Europe revenues	19,455	17,320
Jack's Flight Club	3,477	3,346
Travel	62,524	54,012
Local	4,598	5,354
Jack's Flight Club	3,477	3,346
Total revenues	$70,599	$62,712
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
The following table sets forth revenue for individual countries that were 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2022	2021
Revenue
United States	$43,151	$38,489
United Kingdom	15,795	13,473
Rest of the world	11,653	10,750
Total revenues	$70,599	$62,712
The following table sets forth long lived assets by geographic area (in thousands):

	December 31,
	2022	2021
United States	$274	$409
Rest of the world	383	250
Total long lived assets	$657	$659

Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). As of December 31, 2022, Azzurro is the Company's largest stockholder, and together with Ralph Bartel, in his individual capacity (together, the "Azzurro Parties"), hold approximately 50.3% of the Company's outstanding shares. Holger Bartel, the Company's Global Chief Executive Officer, is Ralph Bartel's brother and holds approximately 3.3% of the Company's outstanding shares.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022 owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The Purchase Price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of Metaverse Travel Experiences, Inc. (“MTE”), which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022.
Service Agreement with Metaverse Travel Experiences, Inc.
On March 1, 2022, Travelzoo (Asia) Limited, a Hong Kong limited company and wholly-owned subsidiary of the Company (“Travelzoo Asia”), entered in a four year Service Agreement (the “Service Agreement”) with a wholly-owned subsidiary of Azzurro Capital Inc., Metaverse Travel Experiences, Inc. (“MTE”), formerly Azzurro Brands Inc. Azzurro Capital Inc. is the Company’s largest shareholder. The Service Agreement was reviewed and unanimously authorized and approved by the Audit Committee of the Board of Directors, which is comprised solely of independent and disinterested directors. Pursuant to the Service Agreement, MTE will source curated Metaverse experiences in exchange for $25,000 per month, payable in advance each quarter. $250,000 was paid to MTE from Travelzoo (Asia) Limited in 2022 for Metaverse experiences which was expensed as Sales and marketing expenses in 2022. MTE is also entitled to receive commission equal to 25% of any subscription revenue generated by the Company. The Service Agreement is for a term of four (4) years but may be terminated for convenience after two (2) years. No commission was paid to MTE in 2022. Upon consummation of the Stock Purchase Agreement between the Company and Azzurro Capital Inc. as described above, the Service Agreement was terminated.
License Agreement with Azzurro Brands Inc. and subsequent Asset Purchase Agreement
On March 12, 2021, the Company, with the approval of the Audit Committee of the Board of Directors, which consists solely of independent directors, entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) and wholly-owned subsidiary of Azzurro Capital Inc., the Company’s largest shareholder (“Azzurro”). Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million non-duplicated subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement requires that the Company pay a license fee of $413,000 per quarter with an initial payment of $894,000 due upon execution, which covers the period from execution until September 30, 2021. The License Agreement has a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contains customary representations and warranties. The payment of $894,000 was made in the first quarter of 2021 and recorded in sales and marketing expenses in 2021. The second payment of $701,000 was made in the second quarter of 2021 which covers the period from October 2021 through March 2022 and recorded in sales and marketing expenses and prepaid expenses and other. Travelzoo renewed the License Agreement in January 2022 for a license fee of $413,000 per quarter and made the payment of $800,000 to cover the period from April 2022 to September 2022 in the fourth quarter of 2021 and was recorded in Prepaid expenses-Related party, which totaled $1.15 million as of December 31, 2021.

On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. to purchase the database previously utilized by Travelzoo in accordance with the License Agreement. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) was eliminated.
Stock Option Agreement
In March 2022, the Compensation Committee of the Board of Directors granted Holger Bartel 600,000 stock options that vest through December 31, 2023. This grant was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders. Holger Bartel is the brother of Ralph Bartel and is our Global Chief Executive Officer. See Note 10 above for further information.
Profits from Sale and Purchase of Travelzoo Common Stock within Six Month Period
Holger Bartel completed sales and purchases of 25,000 shares of Travelzoo common stock within a six month period ended July 29, 2022. Per Section 16(b) of Securities and Exchange Act, he agreed to immediately remit to the Company $46,000 in profits gained from these transactions in 2022.
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
The following table summarizes the components of lease expense for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,316	$3,270
Short-term lease cost	—	12
Variable lease cost	683	992
Sublease income	(353)	(359)
Total lease cost	$2,646	$3,915
For the year ended December 31, 2022 and 2021, cash payments against the operating lease liabilities totaled $3.2 million and $4.3 million, respectively. ROU assets obtained in exchange for lease obligations was $1.7 million and $1.8 million for the year ended December 31, 2022 and 2021, respectively.

The following table summarizes the presentation in our consolidated balance sheet of our operating leases (in thousands):

	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$7,440	$7,700

Liabilities:
Operating lease liabilities	$2,972	$3,180
Long-term operating lease liabilities	8,326	9,111
Total operating lease liabilities	$11,298	$12,291

Weighted average remaining lease term (years)	5.87	6.68
Weighted average discount rate	4.3%	3.4%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2023	$3,028
2024	2,130
2025	1,350
2026	1,350
2027	1,350
Thereafter	2,925
Total lease payments	12,133
Less interest	(835)
Present value of operating lease liabilities	$11,298
Note 15: Discontinued Operations
On March 10, 2020, Travelzoo issued a press release announcing that it will exit its business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe, where the Company continues to see strong interest from our members in travel deals.

The Asia Pacific business shut down and ceased operations as of March 31, 2020, except for the Company's Japan and Singapore units, which were held for sale. The Company considers this decision to be a strategic shift in its strategy which will have a major effect on its operations. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses:
Sales and marketing	—	—
Product development	—	—
General and administrative	—	8
Total operating expenses	—	8
Loss from operations	—	(8)
Other income (loss), net	(35)	(5)
Loss before income taxes	(35)	(13)
Income tax expense	24	—
Net loss from discontinued operations	$(59)	$(13)
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to the Japan Buyer for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby the Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately $430,000) to be repaid over 3 years. The Japan Buyer repaid $133,000 in 2021 and the remaining will be paid off in 2023. The Company did not receive any royalties from Travelzoo Japan for the year ended December 31, 2022. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 from Travelzoo Japan for the year ended December 31, 2021.
On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, AUS Buyer, which is fully owned by Mr. Julian Rembrandt, the former General Manager of South East Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5-year term, with an option to renew. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $25,000 and $3,000 for its licensing arrangements from AUS Buyer for the years ended December 31, 2022 and 2021, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 31, 2022	December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$10	$32
Prepaid expenses and other	1	39
Total assets from discontinued operations	$11	$71
LIABILITIES
Accounts payable	$403	$473
Accrued expenses and other	13	—
Income tax payable	24	—
Deferred revenue	12	12
Total liabilities from discontinued operations	$452	$485

The net cash used in operating activities and investing activities for the discontinued operations for the for the year ended December 31, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(21)	$(114)

Note 16: Non-Controlling Interest
The Company’s consolidated financial statements include Jack's Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the year ended December 31, 2022 and 2021 was as follow (in thousands):

Non-controlling interest—January 1, 2021	$4,609
Net loss attributable to non-controlling interest	(9)
Non-controlling interest—December 31, 2021	4,600
Net loss attributable to non-controlling interest	(5)
Non-controlling interest—December 31, 2022	$4,595

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to mean controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that certain of our disclosure controls and procedures were not effective as of December 31, 2022, related to financial reporting and disclosure of non-routine, non-recurring, unusual and complex transactions, as further described below.
However, after giving full consideration to the material weakness, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with US GAAP. Our CEO and CFO have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
Material Weakness
We have identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process. Specifically, the Company did not have internal financial staff with sufficient specific expertise to ensure complete and timely financial reporting and disclosures related to technical and complex accounting transactions.
Remediation Plan
To remediate a material weakness in our internal controls over financial reporting in case of any future non-routine, non-recurring, unusual and complex transactions, we have decided to take the following planned measures:
•Engage sufficient outside subject matter experts and specialists to ensure the complete and timely accounting and financial reporting for certain non-routine, unusual or complex transactions and technical matters, where appropriate. In some cases, multiple experts may be required.
•Maintain adequate internal qualified personnel to properly supervise and review the information provided by outside subject matter experts and specialists.
We cannot assure you that these planned measures will be sufficient to remediate the material weakness or to avoid potential future material weaknesses. We are unable to predict the time when we will again have a non-routine, non-recurring, unusual and complex transaction.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are a smaller reporting company and are not subject to auditor attestation requirements under applicable SEC rules.

/s/    HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/    WAYNE LEE
Wayne Lee
Chief Financial Officer

March 31, 2023

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2022 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELZOO

By:	/s/ WAYNE LEE
Wayne Lee
Chief Financial Officer
Date: March 31, 2023
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

Signatures	Title(s)	Date

/s/ CHRISTINA SINDONI CIOCCA	Chair of the Board of Directors	March 31, 2023
Christina Sindoni Ciocca

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 31, 2023
Holger Bartel

/s/ WAYNE LEE	Chief Financial Officer	March 31, 2023
Wayne Lee

/s/ VOLODYMYR CHEREVKO	Director	March 31, 2023
Volodymyr Cherevko

/s/ MICHAEL KARG	Director	March 31, 2023
Michael Karg

/s/ CARRIE LIQUN LIU	Director	March 31, 2023
Carrie Liqun Liu