Form 10-Q
period 2023-03-31
TRAVELZOO
filed 2023-05-12
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of April 28, 2023 was 15,306,522 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,138	$18,693
Accounts receivable, less allowance for doubtful accounts of $1,386 and $1,468 as of March 31, 2023 and December 31, 2022, respectively	13,672	13,820
Prepaid income taxes	1,401	1,778
Prepaid expenses and other	1,764	1,289
Assets from discontinued operations	10	11
Total current assets	35,985	35,591
Deposits and other	4,618	5,094
Deferred tax assets	3,248	3,222
Restricted cash	679	675
Operating lease right-of-use assets	6,852	7,440
Property and equipment, net	692	657
Intangible assets, net	3,249	3,651
Goodwill	10,944	10,944
Total assets	$66,267	$67,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,143	$4,271
Merchant payables	27,976	32,574
Accrued expenses and other	4,611	5,049
Deferred revenue	3,124	2,216
Operating lease liabilities	2,682	2,972
Liabilities from discontinued operations	453	452
Total current liabilities	41,989	47,534
Long-term operating lease liabilities	7,926	8,326
Other long-term liabilities	3,530	2,563
Total liabilities	53,445	58,423
Commitments and contingencies	—	—
Non-controlling interest	4,603	4,595
Stockholders’ deficit:
Common stock, $0.01 par value (20,000 shares authorized; 16,505 shares issued and 15,669 shares outstanding and 16,505 shares issued and 15,704 outstanding as of March 31, 2023 and December 31, 2022, respectively)	165	165
Treasury stock (at cost, 836 shares at March 31, 2023 and 801 shares at December 31, 2022)	(7,316)	(7,130)
Additional paid in capital	23,670	23,274
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	(4,753)	(4,753)
Retained earnings	10,815	7,142
Accumulated other comprehensive loss	(4,825)	(4,905)
Total stockholders’ equity	8,219	4,256
Total liabilities and stockholders’ equity	$66,267	$67,274

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$21,601	$18,453
Cost of revenues	2,691	2,832
Gross profit	18,910	15,621
Operating expenses:
Sales and marketing	9,296	8,581
Product development	490	453
General and administrative	4,413	4,668
Total operating expenses	14,199	13,702
Operating income	4,711	1,919
Other income, net	350	1,423
Income from continuing operations before income taxes	5,061	3,342
Income tax expense	1,378	968
Income from continuing operations	3,683	2,374
Loss from discontinued operations, net of taxes	(2)	(11)
Net income	3,681	2,363
Net income attributable to non-controlling interest	8	4
Net income attributable to Travelzoo	$3,673	$2,359

Net income attributable to Travelzoo—continuing operations	$3,675	$2,370
Net loss attributable to Travelzoo—discontinued operations	$(2)	$(11)

Income (loss) per share—basic
Continuing operations	$0.23	$0.20
Discontinued operations	$—	$—
Net income (loss) per share —basic	$0.23	$0.20

Income (loss) per share—diluted
Continuing operations	$0.23	$0.19
Discontinued operations	$—	$—
Income (loss) per share—diluted	$0.23	$0.19

Shares used in per share calculation from continuing operations—basic	15,697	12,056
Shares used in per share calculation from discontinued operations—basic	15,697	12,056

Shares used in per share calculation from continuing operations—diluted	15,779	12,544
Shares used in per share calculation from discontinued operations—diluted	15,697	12,056

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$3,681	$2,363
Other comprehensive income:
Foreign currency translation adjustment	80	(138)
Total comprehensive income	$3,761	$2,225

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,681	$2,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	478	574
Stock-based compensation	396	542
Deferred income tax	(68)	97
Loss on long-lived assets	—	38
Gain on equity investment in WeGo	—	(196)
Net foreign currency effect	3	(13)
Reversal of loss on accounts receivable, refund reserve and other	(712)	(1,408)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	372	(3,163)
Prepaid income taxes	407	759
Prepaid expenses and other	160	565
Accounts payable	(1,321)	103
Merchant payables	(4,591)	(7,961)
Accrued expenses and other	911	917
Income tax payable	—	(157)
Other liabilities	819	176
Net cash provided by (used in) operating activities	535	(6,764)
Cash flows from investing activities:
Proceeds from repayment of note receivable	39	—
Purchases of intangible assets	—	(1,049)
Proceeds from sale of equity investment in WeGo	—	196
Purchases of property and equipment	(111)	(89)
Net cash used in investing activities	(72)	(942)
Cash flows from financing activities:
Repurchase of common stock	(186)	—
Net cash used in financing activities	(186)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	171	(524)
Net increase (decrease) in cash, cash equivalents and restricted cash	448	(8,230)
Cash, cash equivalents and restricted cash at beginning of period	19,378	44,989
Cash, cash equivalents and restricted cash at end of period	$19,826	$36,759
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$74	$259
Cash paid for amounts included in the measurement of lease liabilities	$860	$938
Non-cash consideration for purchase of intangible asset	$—	$1,150
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balances, January 1, 2023	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256
Stock-based compensation expense	—	—		396	—	—	—	—	396
Repurchase of common stock	—	—	(186)	—	—	—		—	(186)
Foreign currency translation adjustment	—	—		—	—	—	—	80	80
Net income–Travelzoo	—	—		—	—	—	3,673	—	3,673
Balances, March 31, 2023	16,505	$165	$(7,316)	$23,670	$(9,537)	$(4,753)	$10,815	$(4,825)	$8,219

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	—	—	$508	$(3,793)	$(4,232)
Stock-based compensation expense	—	—	—	542	—	—	—	—	542
Foreign currency translation adjustment	—	—	—	—	—	—	—	(138)	(138)
Net income–Travelzoo	—	—	—	—	—	—	2,359	—	2,359
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$—	$—	$2,867	$(3,931)	$(1,469)

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® (including its subsidiaries and affiliates, the “Company” or "we") is a global Internet media company. Travelzoo® provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
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
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc. ("Azzurro"), and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022. See Note 3: Acquisitions in the unaudited condensed consolidated financial statements for further information.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of March 31, 2023, Jack’s Flight Club had 2.0 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $39,000 was repaid during the three months ended March 31, 2023, and the remaining expected to be paid off in 2023. The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of March 31, 2023.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $8,000 and $5,000 for its licensing arrangements from the licensee in Australia for the three months ended March 31, 2023 and 2022, respectively. The Company did not recognize any royalty from Travelzoo Japan for the three months ended March 31, 2023 and 2022. We expect the royalty payments to increase over time as the effects of the pandemic subside.
Government funding
In January 2022 and July 2022, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million and $494,000 from the German Federal Government Bridging Aid III plan and Bridging Aid III+, respectively. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022. The Company has to submit a final declaration in connection to this grant by June 30, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million and $494,000 gains in Other income, net in the first and third quarters of 2022, respectively.
The Company also received $68,000 job retention related funding from Canada in the three months ended March 31, 2022. Such funding was recorded against salary and related expenses. The Company did not receive job retention related funding in the three months ended March 31, 2023.
Liquidity
Travelzoo funds its operations primarily with revenues generated from advertising fees and the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $6.0 million as of March 31, 2023. Cash provided by operating activities was $535,000 for the three months ended March 31, 2023. In response to the global pandemic which severely limited travel, Travelzoo adjusted its refund policy in the second quarter of 2020 so that vouchers were fully refundable until expiration or redemption by the customer. This refund policy has mostly been adjusted as of April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. As of March 31, 2023, the Company has recorded merchant payables of $28.0 million related to unredeemed vouchers with the majority of vouchers expiring in 2023. Management understands that these conditions could raise doubt over the Company’s ability to meet all of its obligations over the next twelve months, however, management has evaluated these conditions and concluded that management's plans alleviate these concerns. Management’s plans include, among others, a focus on managing operating expenses while increasing revenues, as well as obtaining additional financing if required.
Revenue and net income increased for the three months ended March 31, 2023 compared to the same period of last year. The Company is expecting revenue and net income to increase for 2023 based on improving conditions for travel. Cash and cash equivalents were $19.1 million as of March 31, 2023. Although as mentioned above, all merchant payables are classified as current, the expiration dates of these vouchers range between April 2023 through December 2025 with the majority of the vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. However, if redemption and refund activities are more accelerated, or if we are not able to increase operating income, we may need to obtain additional financing to meet our working capital needs in the future. Management believes that it could raise funds through the issuance of equity securities or through debt securities if necessary. Management therefore concluded that these actions and plans have alleviated the doubt of the Company's ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing on reasonable terms and conditions, or whether such actions would generate the expected liquidity as planned.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of March 31, 2023 together with Ralph Bartel, in his individual capacity (together, the “Azzurro Parties"), holds approximately 50.5% of the Company's outstanding shares.

Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the SEC on March 31, 2023.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The financial results of Jack’s Flight Club have been included in our condensed consolidated financial statements from the date of acquisition. Investments in entities where the Company does not have control, but does have significant influence, are accounted for as equity method investments. We have reclassified prior period financial statements to conform to the current period presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For Smaller Reporting Companies (as such term is defined by the SEC), such as Travelzoo, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the ASU prospectively on January 1, 2023. This ASU has not and is currently not expected to have a material impact on our consolidated financial statements.
(c) Significant Accounting Policies
Below are a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue Recognition
The Company follows Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606).
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in the Top 20 email newsletter, in standalone Travelzoo emails and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers through our Local Deals and Getaways products and operation of a hotel booking platform and limited offerings of vacation packages and subscription revenues from Jack's Flight Club. The Company's disaggregated revenues are included in “Note 9: Segment Reporting and Significant Customer Information”.

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
For Local Deals and Getaways products, the Company earns a fee for acting as an agent for the sale of vouchers that can be redeemed for services with third-party merchants. Revenues are presented net of the amounts due to the third-party merchants for fulfilling the underlying services and an estimated amount for future refunds. In the second quarter of 2020, the Company expanded its vouchers refund policy in response to pandemic travel restrictions to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has mostly been adjusted as of April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period
Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize the revenue on a pro-rated basis based upon the subscription option.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. As of December 31, 2022, $1.2 million was recorded as deferred revenue for Jack's Flight Club, of which $630,000 was recognized in the three months ended March 31, 2023, $981,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $250,000 was recognized as revenue in the three months ended March 31, 2023. As of March 31, 2023, the deferred revenue balance was $3.1 million, of which $1.9 million was for Jack's Flight Club and the remaining $1.2 million was for Travelzoo North America and Travelzoo Europe.

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
For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. The expiration dates of vouchers range between April 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of March 31, 2023, the Company had approximately $7.0 million of unredeemed vouchers that had been sold through March 31, 2023, representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $785,000 for these unredeemed vouchers as of March 31, 2023, which is recorded as a reduction of revenues and is reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold through 2022 representing the Company’s commission earned from the sale and estimated a refund liability of $1.3 million for these unredeemed vouchers as of December 31, 2022, which was recorded as a reduction of revenues and was reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. The Company has recorded Merchant Payables of $28.0 million as of March 31, 2023 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company performed its annual impairment test as of October 31, 2022 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the three months ended March 31, 2023.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities in our unaudited condensed consolidated balance sheets. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a real estate lease agreement which is subleased to a third party. The Company recognizes sublease income in “Other income, net”, on a straight-line basis over the lease term in its condensed consolidated statements of operations.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of March 31, 2023 and December 31, 2022, the Company did not have any customers that accounted for 10% or more of accounts receivables.

As of March 31, 2023, the Company had merchant payables of $28.0 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $6.0 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between April 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of March 31, 2023 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$19,138	$18,693
Restricted cash	679	675
Cash, cash equivalents and restricted cash–discontinued operations	9	10
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$19,826	$19,378
The Company’s restricted cash was included in noncurrent assets as of March 31, 2023 and December 31, 2022.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income attributable to Travelzoo—continuing operations	$3,675	$2,370
Net loss attributable to Travelzoo—discontinued operations	$(2)	$(11)
Denominator:
Weighted average common shares—basic	15,697	12,056
Effect of dilutive securities: stock options	82	488
Weighted average common shares—diluted	15,779	12,544

Income (loss) per share—basic
Continuing operations	$0.23	$0.20
Discontinued operations	—	—
Net income (loss) per share —basic	$0.23	$0.20

Income (loss) per share—diluted
Continuing operations	$0.23	$0.19
Discontinued operations	—	—
Net income (loss) per share—diluted	$0.23	$0.19
For the three months ended March 31, 2023 and 2022, options to purchase 950,000 shares and 50,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro Capital Inc., a Related-Party
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder as of the time of this transaction, and Azzurro and Ralph Bartel owned as of December 31, 2022 approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million Shares of Travelzoo to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company records the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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

As a result of the MTE acquisition, the Company also assumed MTE’s historical net operating loss carryforwards of approximately $64.7 million. While these net operating losses (NOLs) may be used to offset future taxable income, the Company determined it is appropriate to record an uncertain tax benefit liability in accordance with ASC Topic 740—Income Taxes. Subject to the provisions of the SPA, Azzurro agreed to indemnify Travelzoo for tax related liabilities in the event of the inability of the Company to utilize any NOLs of MTE as a result of any breach of or inaccuracy in any representation or warranty made by Azzurro, which included the representation that NOLs will be available for use by the Company after the closing for federal and analogous state income tax purposes, including pursuant to section 381(a) of the U.S. tax code, and that, as of the date of the SPA, no NOLs of MTE are subject to any limitation, restriction or impairment on its use. Based on the terms of the agreement, the Company believes that with the uncertain tax position recognized related to the acquired NOLs, that the Company has the right to claim losses against Azzurro if NOLs are not able to be utilized. Therefore, the Company recorded an indemnification asset of $9.5 million for the relative fair value of this indemnification. Any losses indemnified by Azzurro related to the inability to utilize MTE’s net operating loss carry forwards shall be satisfied by Azzurro returning to the Company the number of shares of common stock of Travelzoo corresponding to the value of the loss. Accordingly, the Company has classified this tax indemnification asset as contra-equity in the accompanying condensed consolidated financial statements.
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
Travelzoo (Europe) Ltd, Sucursal en España Acquired Secret Escapes Limited’s Spanish Business Unit
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
Asset Purchase Agreement between Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc. and Travelzoo
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Metaverse Travel Experiences, Inc. f/k/a Azzurro Brands Inc., a New York corporation (the “Seller”) and a wholly-owned subsidiary of Azzurro, the Company’s largest shareholder. Pursuant to the APA, the Company acquired certain assets, primarily comprised of all U.S. members of Secret Escapes Limited, which Seller acquired in March 2021 and licensed exclusively to Travelzoo pursuant to the previously disclosed License Agreement, dated as of March 12, 2021 (the “License Agreement”), in accordance with data privacy and other applicable laws. The License Agreement allowed the Company to exclusively utilize the assets in exchange for a license fee of $412,500 per quarter with a one-year term that automatically renewed. The License Agreement was reviewed and unanimously approved by the Audit Committee of the Board of Directors, which consists solely of independent directors. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in

March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) was eliminated.
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
Acquisition of Jack's Flight Club
Travelzoo acquired 60% of Jack’s Flight Club for an aggregate purchase price of $12.0 million in January 2020. The strategic rationale for the Jack’s Flight Club acquisition was to expand Jack’s Flight Club’s membership to Travelzoo members worldwide, so the members from Travelzoo could also sign up to receive offers from Jack’s Flight Club. The Company renegotiated with Jack’s Flight Club in June 2020 and reached a negotiated settlement which resulted a gain in “General and administrative expenses” for the partial forgiveness for the promissory note issued for the acquisition.
The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. Accordingly, the Company allocated $3.5 million to customer relationships, $2.5 million to trade name and $660,000 to non-compete agreements and the remaining $13.1 million to goodwill. The acquisition related costs were not significant and were expensed as incurred. Jack’s Flight Club's result have been included in the accompanying financial statements from their the dates of acquisition. The Company performed an annual impairment test in October did not identify any further indicators of impairment as of December 31, 2022. The Company also did not identify any indicators of impairment during the three months ended March 31, 2023.
Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from the above acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
Non-compete agreements (Jack's Flight Club)	660	4.0
Intangible assets (Secret Escape Spain member database)	445	3.0
Intangible assets (Secret Escape U.S. member database)	1,751	2.3

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
The Company recorded a goodwill impairment of $2.1 million and a Trade name impairment of $810,000 for Jack's Flight Club due to the pandemic in the first quarter of 2020. No impairment charge was identified and recorded for 2021. The Company performed its annual test as of October 31, 2022 and a Trade name impairment charge of $200,000 was recorded as “General and administrative expenses” for Jack's flight club in the fourth quarter of 2022. The revenue for Jack's Flight Club was negatively impacted by the pandemic and did not meet the forecasted growth expectation. No impairment charge was identified and recorded for goodwill in 2022.

The following table represents the activities of intangible assets for the three months ended March 31, 2023 and 2022 (in thousands):

	Jack's Flight Club	Secret Escape Spain	Secret Escape U.S.
Intangible assets—January 1, 2022	3,426
Acquisitions—March 2022	—	445	1,751
Amortization of intangible assets with definite lives	(226)	(12)	(195)
Intangible assets—March 31, 2022	3,200	433	1,556
Amortization of intangible assets with definite lives	(217)	(34)	(194)
Intangible assets—June 30, 2022	2,983	399	1,362
Amortization of intangible assets with definite lives	(216)	(30)	(194)
Intangible assets—September 30, 2022	2,767	369	1,168
Amortization of intangible assets with definite lives	(216)	(42)	(195)
Impairment of trade name—December 31, 2022	(200)	—	—
Intangible assets—December 31, 2022	2,351	327	973
Amortization of intangible assets with definite lives	(168)	(39)	(195)
Intangible assets—March 31, 2023	$2,183	$288	$778

Amortization expense for acquired intangibles was $402,000 and $433,000 for the three months ended March 31, 2023 and 2022, respectively. Expected future amortization expense of acquired intangible assets as of March 31, 2023 is as follows (in thousands):

Years ending December 31,
2023 (excluding the three months ended March 31, 2023)	1,159
2024	587
2025	53
$1,799
The Company performed its annual impairment testing of Trade name as of October 31, 2022 using a relief from royalty method. As previously discussed, the Company's impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $200,000 in 2022. No impairment was identified in the three months ended March 31, 2023. As of March 31, 2023, the carrying value of the Trade name was $1.5 million.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of March 31, 2023 and December 31, 2022. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

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
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make material payments for the three months ended March 31, 2023 and 2022.
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
The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to eight years. Refer to Note 11 for leases as of March 31, 2023. The Company maintained standby letters of credit (“LOC”) serve as collateral issued to the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $1.0 million as of March 31, 2023, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company's effective tax rate from continuing operations was 27% and 29%, respectively, for the three months ended March 31, 2023 and 2022. The Company’s effective tax rate for the three months ended March 31, 2023 changed from the three months ended March 31, 2022 primarily due to a decrease in non-deductible stock compensation in the three months ended March 31, 2023.
As of March 31, 2023, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $694,000.
The Company maintains liabilities for uncertain tax positions. As of March 31, 2023, the Company had approximately $16.9 million in total unrecognized tax benefits, of which up to $16.4 million would favorably affect the Company’s effective income tax rate if realized.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2023 and December 31, 2022, the Company had approximately $746,000 and $704,000 in accrued interest and penalties, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2018 and forward and is subject to California tax examinations for years after 2017.
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
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$(4,905)	$(3,793)
Other comprehensive income (loss) due to foreign currency translation, net of tax	80	(138)
Ending balance	$(4,825)	$(3,931)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
In September 2015, pursuant to an executed Nonqualified Stock Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 400,000 shares of common stock of the Company, with an exercise price of $8.07 and quarterly vesting beginning on March 31, 2016 (the “2015 Option Agreement”). The 2015 Option Agreement expires in September 2025. The options are now fully vested and the stock-based compensation related to these options was fully expensed. In October 2017, pursuant to an executed Option Agreement, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock, with an exercise price of $6.95 and quarterly vesting beginning on March 31, 2018 (the “2017 Option Agreement”). The 2017 Option Agreement expires in 2027. During 2019, 250,000 options granted pursuant to the 2017 Option Agreement were exercised by Mr. Bartel. The remaining 150,000 options are fully vested and the stock-based compensation related to these options was fully expensed. In September 2019, the Company granted Mr. Bartel options to purchase 400,000 shares of common stock subject to shareholder approval, with an exercise price of $10.79 and quarterly vesting beginning on March 31, 2020 and ending on December 31, 2021 (the “2019 Option Agreement” and together with the 2015 Option Agreement and the 2017 Option Agreements, the “Bartel Option Agreements”). The 2019 Option Agreement expires in 2024. All options granted pursuant to the 2015 Option Agreement and 2017 Option Agreement have been exercised.
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the

Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel exercised the remaining 540,000 options granted pursuant to the 2019 Option Agreement during the three months ended June 30, 2022. The Company received aggregate cash proceeds of $1.9 million. All options granted pursuant to the 2019 Option Agreement have been exercised.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest in total and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of March 31, 2023, 150,000 options were outstanding and 75,000 of these options were vested. Total stock-based compensation related to these option grants of $72,000 and $71,000 was recorded in general and administrative expenses for the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was approximately $121,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.4 years.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for the three months ended March 31, 2022. Stock-based compensation related to this grant was fully expensed by the end of the first quarter of 2022. As of March 31, 2023, 200,000 options were outstanding and all of these options were vested.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee's departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of March 31, 2023, 75,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation related to these option grants of $25,000 and $49,000 was recorded in general and administrative expenses for the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was approximately $98,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1 year.

On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of March 31, 2023, 50,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $36,000 was recorded in general and administrative expenses for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was approximately $251,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.8 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of March 31, 2023, 600,000 options were outstanding and 300,000 of these options were vested. Total stock-based compensation related to this option grant of $216,000 was recorded in general and administrative expenses for the three months ended March 31, 2023. The Company did not recognize stock-based compensation expense related to this option grant for the three months ended March 31, 2022. As of March 31, 2023, there was approximately $648,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.8 years.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. Total stock-based compensation related to this option grant of $30,000 was recorded in sales and marketing expenses and thus 8,333 shares were vested for the three months ended March 31, 2023. As of March 31, 2023, 100,000 options were outstanding. As of March 31, 2023, there was approximately $338,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.25 years.
In March 2023, the Company granted an employee options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant is subject to final approval at the Annual Meeting of Stockholders to be held in June 2023. The options expire in March 2025. As of March 31, 2023, 200,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $17,000 was recorded in general and administrative expenses for the three months ended March 31, 2023. As of March 31, 2023, there was approximately $539,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.8 years.
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
In the three months ended March 31, 2023, the Company repurchased 34,687 shares of common stock for an aggregate purchase price of $186,000, which were recorded as part of treasury stock as of March 31, 2023. As of March 31, 2023, there were 658,938 shares remaining to be repurchased under this program.

Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), a Metaverse experience scouting business to support Travelzoo META. The Company’s chief operating decision maker viewed licensing and Travelzoo META business as New Initiatives and reviewed and evaluated New Initiatives as a separate segment. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. New Initiatives consists of Travelzoo licensing business and Travelzoo META subscription service and scouting business. Prior periods have been reclassified to conform with the current presentation.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Revenues from unaffiliated customers	$14,567	$6,078	$948	$8	$—	$21,601
Intersegment revenues (expenses)	191	(191)	—	—	—	—
Total net revenues	14,758	5,887	948	8	—	21,601
Operating profit (loss)	$4,516	$457	$(45)	$(217)	$—	$4,711

Three Months Ended March 31, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Revenues from unaffiliated customers	$11,498	$6,127	$823	$5	$—	$18,453
Intersegment revenues (expenses)	193	(193)	—	—	—	—
Total net revenues	11,691	5,934	823	5	—	18,453
Operating profit (loss)	$1,820	$178	$23	$(102)	$—	$1,919
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of March 31, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$308	$86	$—	$298	$—	$692
Total assets excluding discontinued operations	$100,683	$18,357	$19,560	$369	$(72,712)	$66,257

As of December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$375	$86	$—	$196	$—	$657
Total assets excluding discontinued operations	$97,693	$19,253	$18,737	$267	$(68,687)	$67,263
For the three months ended March 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2023 and December 31, 2022, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, standalone Travelzoo emails, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2023	2022
Travelzoo North America
Travel	$14,140	$11,045
Local	618	646
Total Travelzoo North America revenues	14,758	11,691
Travelzoo Europe
Travel	5,550	5,624
Local	337	310
Total Travelzoo Europe revenues	5,887	5,934
Jack’s Flight Club	948	823
New Initiatives	8	5
Consolidated
Travelzoo Travel	19,690	16,669
Travelzoo Local	955	956
Jack’s Flight Club	948	823
New Initiatives	8	5
Total revenues	$21,601	$18,453

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue
United States	$13,473	$10,638
United Kingdom	4,962	3,999
Germany	1,495	2,252
Rest of the world	1,671	1,564
Total revenues	$21,601	$18,453

The following table sets forth property and equipment by geographic area (in thousands):

	March 31,	December 31,
	2023	2022
United States	$201	$274
Rest of the world	491	383
Total long-lived assets	$692	$657

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it was exiting its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses:
Sales and marketing	—	—
Product development	—	—
General and administrative	1	8
Total operating expenses	1	8
Loss from operations	(1)	(8)
Other income (loss), net	(1)	(3)
Income (loss) before income taxes	(2)	(11)
Income tax expense	—	—
Net income (loss)	$(2)	$(11)
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to Mr. Hajime Suzuki (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. An interest free loan was provided to the Japan Buyer for JPY 46.0 million (approximately 46.0 million) to be repaid over 3 years. The Japan Buyer repaid $133,000, $39,000 was repaid during the three months ended March 31, 2023, and the remaining expected to be paid off in 2023. The Company recorded this loan as short-term prepaid expense and other on the consolidated balance sheet as of March 31, 2023. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company did not recognize royalties for the three months ended March 31, 2023 and 2022.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. The non-exclusive license in China and Hong Kong was terminated by Travelzoo. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recorded $8,000 and $5,000 in licensing revenue from the licensee in Australia, New Zealand, and Singapore for the three months ended March 31, 2023 and 2022, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$9	$10
Accounts receivable, net	—	—
Prepaid expenses and other	1	1
Total assets from discontinued operations	$10	$11
LIABILITIES
Accounts payable	$404	$403
Accrued expenses and other	14	13
Income tax payable	24	24
Deferred revenue	11	12
Total liabilities from discontinued operations	$453	$452

The net cash used in operating activities for the discontinued operations for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(1)	$(10)

Note 11: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to seven years. Certain leases include one or more options to renew. In addition, we sublease real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$674	$685
Short-term lease cost	20	—
Variable lease cost	150	221
Sublease income	(90)	(86)
Total lease cost	$754	$820
For the three months ended March 31, 2023 and 2022, cash payments against the operating lease liabilities totaled $860,000 and $938,000, respectively. There was no ROU assets obtained in exchange for lease obligations for three months ended March 31, 2023 and 2022.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$6,852	$7,440

Liabilities:
Operating lease liabilities	$2,682	$2,972
Long-term operating lease liabilities	7,926	8,326
Total operating lease liabilities	$10,608	$11,298

Weighted average remaining lease term (years)	5.79	5.87
Weighted average discount rate	4.2%	4.3%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2023 (excluding the three months ended March 31, 2023)	$2,237
2024	2,141
2025	1,782
2026	1,386
2027	1,350
Thereafter	2,925
Total lease payments	11,821
Less interest	(1,213)
Present value of operating lease liabilities	$10,608
Note 12: Non-Controlling Interest
The Company’s consolidated financial statements include Jack's Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three months ended March 31, 2023 and 2022 was as follow (in thousands):

Non-controlling interest—January 1, 2022	$4,600
Net loss attributable to non-controlling interest	4
Non-controlling interest—March 31, 2022	4,604
Net loss attributable to non-controlling interest	30
Non-controlling interest—June 30, 2022	4,634
Net loss attributable to non-controlling interest	2
Non-controlling interest—September 30, 2022	4,636
Net loss attributable to non-controlling interest	(41)
Non-controlling interest—December 31, 2022	4,595
Net loss attributable to non-controlling interest	8
Non-controlling interest—March 31, 2023	$4,603
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of March 31, 2023, Azzurro is the Company's largest stockholder, and together with Ralph Bartel, in his individual capacity, hold approximately 50.5% of the Company's outstanding shares. Holger Bartel, the

Company's Global Chief Executive Officer, is Ralph Bartel's brother and holds approximately 4.2% of the Company's outstanding shares.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million Shares to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The related interest of $143,000 was recorded in Prepaid expenses and other on the condensed consolidated balance sheet as of March 31, 2023.
License Agreement with Azzurro Brands Inc. and subsequent Asset Purchase Agreement
On March 12, 2021, the Company, with the approval of the Audit Committee of the Board of Directors, which consists solely of independent directors, entered into a License Agreement (the “License Agreement”) with Azzurro Brands Inc., a New York corporation (“Azzurro Brands”) and wholly-owned subsidiary of Azzurro, the Company’s largest shareholder. Pursuant to the terms of the License Agreement, the Company was granted the exclusive right and license to use a database of 2.2 million non-duplicated subscribers that Azzurro Brands purchased from a competitor of Travelzoo. The License Agreement required that the Company pay a license fee of $413,000 per quarter with an initial payment of $894,000 due upon execution, which covers the period from execution until September 30, 2021. The License Agreement had a term of one (1) year with an automatic renewal, terminable by either party with sixty (60) days’ written notice before the end of the term. The License Agreement contained customary representations and warranties. The payment of $894,000 was made in the first quarter of 2021 and recorded in sales and marketing expenses in 2021. The second payment of $701,000 was made in the second quarter of 2021 which covers the period from October 2021 through March 2022 and recorded in sales and marketing expenses and prepaid expenses and other. Travelzoo renewed the License Agreement in January 2022 for a license fee of $413,000 per quarter and made the payment of $800,000 to cover the period from April 2022 to September 2022 in the fourth quarter of 2021 and was recorded in Prepaid expenses-Related party, which totaled $1.15 million as of December 31, 2021.
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Azzurro Brands to purchase the database previously utilized by Travelzoo in accordance with the License Agreement. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) was eliminated.
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
In March 2022, we announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, we acquired MTE, a Metaverse experience scouting business to support Travelzoo META.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million Shares to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The related interest of $143,000 was recorded in Prepaid expenses and other on the condensed consolidated balance sheet as of March 31, 2023.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of March 31, 2023, Jack’s Flight Club had 2.0 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.

APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $39,000 was repaid during the three months ended March 31, 2023, and the remaining expected to be paid off in 2023. The Company recorded this loan as short-term prepaid expense and other on the consolidated balance sheet as of March 31, 2023.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $8,000 and $5,000 for its licensing arrangements from the licensee in Australia for the three months ended March 31, 2023 and 2022, respectively. The Company did not recognize any royalty from Travelzoo Japan for the three months ended March 31, 2023 and 2022. We expect the royalty payments to increase over time as the effects of the pandemic subside.
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
The Company also received $68,000 job retention related funding from Canada in the three months ended March 31, 2022. Such funding was recorded against salary and related expenses. The Company did not receive job retention related funding in the three months ended March 31, 2023.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired MTE, a Metaverse experience scouting business to support Travelzoo META. The Company’s chief operating decision maker viewed licensing and Travelzoo META as New Initiatives and reviewed and evaluated New Initiatives as a separate segment. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. New Initiatives consists of Travelzoo licensing business and Travelzoo META subscription service and scouting business.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between April 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of March 31, 2023, the Company had approximately $7.0 million of unredeemed vouchers that had been sold through March 31, 2023 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $0.8 million for these unredeemed vouchers as of March 31, 2023 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $28.0 million as of March 31, 2023 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
Revenues	100.0%	100.0%
Cost of revenues	12.5	15.3
Gross profit	87.5	84.7
Operating expenses:
Sales and marketing	43.0	46.5
Product development	2.3	2.5
General and administrative	20.4	25.3
Total operating expenses	65.7	74.3
Operating income	21.8	10.4
Other income, net	1.6	7.7
Income from continuing operations before income taxes	23.4	18.1
Income tax expense	6.4	5.2
Income from continuing operations	17.0	12.9
Loss from discontinued operations, net of taxes	—	(0.1)
Net income	17.0	12.8
Net income attributable to non-controlling interest	—	—
Net income attributable to Travelzoo	17.0%	12.8%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
North America
Total members (1)	16,280,000	16,663,000
Average cost per acquisition of a new member	$2.79	$1.92
Revenue per member (2)	$3.63	$2.77
Revenue per employee (3)	$465,000	$393,000
Mobile application downloads	4,158,000	4,014,000
Social media followers	3,282,000	3,252,000
Europe
Total members (1)	9,059,000	9,062,000
Average cost per acquisition of a new member	$3.31	$1.13
Revenue per member (2)	$2.61	$2.83
Revenue per employee (3)	$23,200	$227,000
Mobile application downloads	2,356,000	2,161,000
Social media followers	906,000	898,000
Jack's Flight Club
Total members	1,980,000	1,735,000
Consolidated
Total members (1)	27,319,000	27,460,000
Average cost per acquisition of a new member	$2.97	$1.25
Revenue per member (2)	$2.83	$2.47
Revenue per employee (3)	$361,000	$315,000
Mobile application downloads	7,524,000	7,181,000
Social media followers	4,188,000	4,150,000

(1)Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.
(2)Annualized revenue divided by number of members at the beginning of the year.
(3)Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, standalone Travelzoo emails, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended
	March 31,
	2023	2022
Travelzoo North America
Travel	$14,140	$11,045
Local	618	646
Total Travelzoo North America revenues	14,758	11,691
Travelzoo Europe
Travel	5,550	5,624
Local	337	310
Total Travelzoo Europe revenues	5,887	5,934
Jack’s Flight Club	948	823
New Initiatives	8	5
Consolidated
Travelzoo Travel	19,690	16,669
Travelzoo Local	955	956
Jack’s Flight Club	948	823
New Initiatives	8	5
Total revenues	$21,601	$18,453
Travelzoo North America
North America revenues increased $3.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022. This increase was primarily due to $3.1 million increase in Travel revenues, offset partially by $28,000 decrease in Local revenues. The increase in Travel revenue of $3.1 million was primarily due to $2.5 million increase as a result of higher revenues from Top 20 and Newsflash, $243,000 increase in hotel commission and $237,000 increase in Getaways revenue due to a decrease in number of vouchers sold. The decrease in Local revenues of $28,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues decreased $47,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022. The decrease was primarily due to $373,000 negative impact from foreign currency movements relative to the U.S. dollar offset partially by $273,000 increase in Travel revenues and $54,000 increase in Local revenue. The increase in Travel revenue of $273,000 was primarily due to $1.4 million increase as a result of higher revenues from Top 20 and Newsflash, offset partially by $1.2 million decrease in Getaways revenue due to a decrease in number of vouchers sold. The increase in Local revenues of $54,000 was primarily due to the increase in number of Local Deals vouchers sold.
Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue increased by $125,000 for three months ended March 31, 2023 from the three and nine months ended March 31, 2022 due to the increase of premium members.

New Initiatives
In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired MTE, a Metaverse experience scouting business to support Travelzoo META. Revenue from New Initiatives business segment was $8,000 and $5,000 for the three months ended March 31, 2023 and 2022, respectively.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $2.7 million and $2.8 million, respectively, for the three months ended March 31, 2023 and 2022.
Cost of revenues decreased $141,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to $122,000 decrease in credit card fees as a result of decreased voucher sales.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $9.3 million and $8.6 million for the three months ended March 31, 2023 and 2022, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2023 and 2022, advertising expenses accounted for 25% and 18%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $715,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022. The increase was primarily due to $660,000 increase in member acquisition costs.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $490,000 and $453,000 for the three months ended March 31, 2023 and 2022, respectively.
Product development expenses increased $37,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to the expenses of the New Initiative segment for developing Travelzoo META and scouting Metaverse travel experiences.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.4 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
General and administrative expenses decreased $255,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to $331,000 decrease in salary and headcount related expenses which included the decrease of stock-based compensation expense.

Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense.
Other income, net was $350,000 and $1.4 million, respectively, for the three months ended March 31, 2023 and 2022. The decrease of $1.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022 was due primarily to the $1.2 million German federal government funding for COVID pandemic relief the Company received in the three months ended March 31, 2022.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $1.4 million and $968,000, respectively, for the three months ended March 31, 2023 and 2022. Our effective tax rate was 27% and 29%, respectively, for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate changed for the three months ended March 31, 2023 from three months ended March 31, 2022 primarily due to a decrease in non-deductible stock compensation in the three months ended March 31, 2023
We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves, the use of accumulated losses to offset current taxable income and the need for valuation allowances on certain tax assets, if any. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Travelzoo North America

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues	$14,758	$11,691
Operating profit	$4,516	$1,820
Operating profit as a % of revenue	30.6%	15.6%
North America revenues increased by $3.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022 (see “Revenues” above). North America expenses increase by $371,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022. The increase was primarily due to $848,000 increase in member acquisition costs, offsets partially by $266,000 decrease in software and licenses expenses and $212,000 decrease in legal expenses.
Travelzoo Europe

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues	$5,887	$5,934
Operating profit	$457	$178
Operating profit as a % of revenue	7.8%	3.0%
Europe revenues decreased by $47,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 (see “Revenues” above). Europe expenses decreased by $326,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to decrease in in salary and headcount related expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $92,000 for the three months ended March 31, 2023. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $9,000 for the three months ended March 31, 2022.

Jack’s Flight Club

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues	$948	$823
Operating profit (loss)	$(45)	$23
Operating profit (loss) as a % of revenue	(4.7)%	2.8%

Jack’s Flight Club revenues increased by $125,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 (see “Revenues” above). Jack’s Flight Club expenses increased by $193,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to an increase in advertising and marketing expenses.
New Initiatives

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues	$8	$5
Operating profit (loss)	$(217)	$(102)
New Initiatives segment consists of Travelzoo licensing business and Travelzoo META subscription service and scouting business. Licensing revenue was $8,000 and $5,000 for the three months ended March 31, 2023 and 2022, respectively. New Initiatives segment expenses increased by $118,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to $57,000 increase in in salary and headcount related expenses and $41,000 increase in professional service cost for product development.
Liquidity and Capital Resources
As of March 31, 2023, we had $19.1 million in cash and cash equivalents, of which $10.6 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We also had $679,000 in restricted cash held in the U.S. as of March 31, 2023.
Cash, cash equivalents and restricted cash increased $449,000 from $19.4 million as of December 31, 2022 to $19.8 million as of March 31, 2023 primarily due to $535,000 cash provided by operating activities.
As of March 31, 2023, the Company had merchant payables of $28.0 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $6.0 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between April 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2023 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.

The following table provides a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$535	$(6,764)
Net cash used in investing activities	(72)	(942)
Net cash used in financing activities	(186)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	171	(524)
Net increase (decrease) in cash, cash equivalents and restricted cash	$448	$(8,230)
Net cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2023 was $535,000, which primarily consisted of net income of $3.7 million, offset partially by $3.2 million decrease in cash from changes in operating assets and liabilities. The decrease in cash from changes in operating assets and liabilities was primarily due to $4.6 million decrease in merchant payables, offset partially by $911,000 increase in accrued expenses and other. Adjustments for non-cash items primarily consisted of $478,000 for depreciation and amortization and $396,000 for stock-based compensation, offset partially by $712,000 reversal of reserves from accounts receivable and other.
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
Cash paid for income tax, net of refunds received, during the three months ended March 31, 2023 and 2022 was $74,000 and $259,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $72,000 and $942,000, respectively. The cash used in investing activities for the three months ended March 31, 2023 was primarily consisted of the $111,000 purchases of property and equipment. The cash used in investing activities for the three months ended March 31, 2022 was primarily consisted of the $1.0 million for purchases of intangible assets.
Net cash used for financing activities for the three months ended March 31, 2023 was $186,000. The cash used for financing activities for the three months ended March 31, 2023 was consisted of $186,00 for the repurchase of common stock. The Company did not incur cash activities for the three months ended March 31, 2022.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $17.6 million as of March 31, 2023. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, reserve for member refunds, allowance for doubtful accounts, income taxes and loss contingencies. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), as of March 31, 2023, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.
As we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we have identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process.
We have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above. Specifically, we realigned certain of our personnel, improved reporting processes, and designed and implemented new controls in preparation for the next non-routine, non-recurring, unusual or complex transaction. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time.
As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended March 31, 2023, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 34,687 shares of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares the May Yet be Purchased Under the Program
January 1, 2023–January 31, 2023	6,651	$4.77	6,651	686,974
February 1, 2023–February 28, 2023	—	$—	—	686,974
March 1, 2023–March 31, 2023	28,036	$5.50	28,036	658,938
	34,687		34,687
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In 2022, the Company repurchased 306,375 shares of common stock for an aggregate purchase price of $1.6 million. As of December 31, 2022, there were 693,625 shares remaining to be repurchased under this program. The Company repurchased 34,687 shares of common stock in the three months ended March 31, 2023 for $186,000. There were 658,938 shares remaining to be repurchased under this program as of March 31, 2023.
Item  3:    Defaults Upon Senior Securities
None.
Item  4:    Mine Safety Disclosures
None.
Item  5:    Other Information
None.

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

TRAVELZOO
(Registrant)

By:	/s/ LIJUN QI
Lijun Qi
On behalf of the Registrant and as Principal Accounting Officer

Date: May 12, 2023