Form 10-Q/A
period 2022-03-31
TRAVELZOO
filed 2023-08-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 10, 2023 was 14,910,098 shares.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended First Quarter 2022 Quarterly Report”) amends and restates certain information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2022 (the “Original First Quarter 2022 Quarterly Report”).

As previously announced in our Current Report on Form 8-K filed with the SEC on August 8, 2023, in connection with the preparation of our second quarter 2023 condensed consolidated financial statements, Travelzoo (the “Company”, “management”, “we”) realized that the presentation of the non-controlling interest (NCI) classification during the first quarter of 2022, the second quarter of 2022, the third quarter of 2022, the year ended December 31, 2022 and the first quarter of 2023 had not been correctly updated in the consolidated balance sheet and consolidated statement of stockholders’ equity. Specifically, when the put/call option in the Company’s stock purchase agreement with JFC Travel Group Co. expired in January 2022, the Company did not reclassify the NCI from temporary equity to permanent equity. The reclassification of NCI of approximately $4.6 million from temporary equity to permanent equity reduced temporary equity and increased permanent equity but did not have any impact on the Company's previously reported total assets, total liabilities and stockholder’s equity (deficit), results of operations or cash flows.

Except as described above, no other changes have been made to the Original Quarterly Reports on Form 10-Q for the first quarter of 2022. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filings.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2022. The Company’s management has concluded that the material weakness in the Company’s internal control over financial reporting previously disclosed in the Form 10-K for the year ending December 31, 2022 applies to the reason behind this restatement, specifically, relating to having sufficient resources for the accounting for certain non-routine, unusual or complex transactions. Management has already begun working on a remediation plan, including hiring additional resources and utilizing subject matter experts as and when needed. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Item 4, “Controls and Procedures” of this Amended Form 10-Q.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2022	December 31, 2021
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$35,617	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,981 and $2,094 as of March 31, 2022 and December 31, 2021, respectively	18,163	14,871
Prepaid income taxes	2,547	3,325
Prepaid expenses and other	1,513	1,891
Prepaid expenses—related party	—	1,150
Assets from discontinued operations	63	71
Total current assets	57,903	65,123
Deposits and other	6,588	6,784
Deferred tax assets	3,887	3,949
Restricted cash	1,121	1,142
Operating lease right-of-use assets	6,679	7,700
Property and equipment, net	572	659
Intangible assets, net	5,189	3,426
Goodwill	10,944	10,944
Total assets	$92,883	$99,727
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,453	$3,411
Merchant payables	60,479	68,678
Accrued expenses and other	9,171	10,212
Deferred revenue	2,317	1,733
Operating lease liabilities	2,813	3,180
Income tax payable	30	185
Liabilities from discontinued operations	488	485
Total current liabilities	78,751	87,884
Long-term operating lease liabilities	8,617	9,111
Other long-term liabilities	2,380	2,364
Total liabilities	89,748	99,359
Commitments and contingencies	—	—
Non-controlling interest	—	4,600
Stockholders’ equity (deficit):
Common stock, $0.01 par value (20,000 shares authorized; 12,551 shares issued and 12,056 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	126	126
Treasury stock (at cost, 495 shares at March 31, 2022 and December 31, 2021)	(5,488)	(5,488)
Additional paid in capital	4,957	4,415
Retained earnings	2,867	508
Accumulated other comprehensive loss	(3,931)	(3,793)
Total Travelzoo stockholders’ deficit	(1,469)	(4,232)
Non-controlling interest	4,604	—
Total stockholders’ equity (deficit)	3,135	(4,232)
Total liabilities and stockholders’ equity (deficit)	$92,883	$99,727

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

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholder's Equity
	Common Stock
	Shares	Amount						As Restated	As Restated
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	$508	$(3,793)	$(4,232)	$—	$(4,232)
Reclassification of non-controlling interest	—	—	—	—	—	—	—	4,600	4,600
Stock-based compensation expense	—	—	—	542	—	—	542	—	542
Foreign currency translation adjustment	—	—	—	—	—	(138)	(138)	—	(138)
Net income	—	—	—	—	2,359	—	2,359	4	2,363
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$2,867	$(3,931)	$(1,469)	$4,604	$3,135

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, January 1, 2021	11,365	114	—	6,239	(403)	(4,059)	$1,891	$—	$1,891
Stock-based compensation expense	—	—	—	882	—	—	882	—	882
Treasury stock		—	(1,583)	—	—	—	(1,583)	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	205	1	—	(2,842)		—	(2,841)	—	(2,841)
Foreign currency translation adjustment	—	—	—	—	—	410	410	—	410
Net loss–Travelzoo	—	—	—	—	(1,642)	—	(1,642)	—	(1,642)
Balances, March 31, 2021	11,570	$115	$(1,583)	$4,279	$(2,045)	$(3,649)	$(2,883)	$—	$(2,883)

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

Note 14: Restatement of previously issued financial statements
The Company restated its previously issued Condensed Consolidated Financial Statements as of and for the three month ended March 31, 2022. In connection with the preparation of our second quarter 2023 condensed consolidated financial statements, Travelzoo realized that the non-controlling interest (NCI) classification during the first quarter of 2022, the second quarter of 2022, the third quarter of 2022, the year ended December 31, 2022 and the first quarter of 2023 had not been correctly updated. When the put/call option in the Company’s stock purchase agreement with JFC Travel Group Co. expired in January 2022, the Company did not reclassify the NCI from temporary equity to permanent equity. The reclassification of NCI from temporary equity to permanent equity reduced temporary equity and increased permanent equity by $4.6 million but did not have any impact on the Company's previously reported total assets, total liabilities and stockholders’ equity (deficit), results of operations or cash flows.
The impacts from the restatement as of and for the three months ended March 31, 2022 are as follows (in thousands):
Condensed Consolidated Balance Sheet:

	March 31, 2022
	As Reported	Adjustments	As Restated
Non-controlling interest	$4,604	$(4,604)	$—
Stockholders’ equity (deficit):
Total Travelzoo stockholders’ deficit	(1,469)	—	(1,469)
Non-controlling interest	—	4,604	4,604
Total stockholders’ equity (deficit)	$(1,469)	$4,604	$3,135

Condensed Consolidated Statement of Stockholders’ Equity:

	March 31, 2022
	As Reported	Adjustments	As Restated
Total Travelzoo stockholders’ deficit	$(1,469)	$—	$(1,469)
Non-controlling interest	—	4604	4,604
Total stockholders’ equity (deficit)	$(1,469)	$4,604	$3,135

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
Subsequent to that evaluation and as a result of the restatement discussed in the explanatory note, our CEO and Principal Accounting Officer (PAO) concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2022.
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
As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended March 31, 2022, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 14, 2023