Form 10-Q/A
period 2022-06-30
TRAVELZOO
filed 2023-08-14
CIK 1133311

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended Second Quarter 2022 Quarterly Report”) amends and restates certain information included in our Quarterly Report on Form 10-Q for the six months ended June 30, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2022 (the “Original Second Quarter 2022 Quarterly Report”).

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

Except as described above, no other changes have been made to the Original Quarterly Reports on Form 10-Q for the second quarter of 2022. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filings.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2022. The Company’s management has concluded that the material weakness in the Company’s internal control over financial reporting previously disclosed in the Form 10-K for the year ending December 31, 2022 applies to the reason behind this restatement, specifically, relating to having sufficient resources for the accounting for certain non-routine, unusual or complex transactions. Management has already begun working on a remediation plan, including hiring additional resources and utilizing subject matter experts as and when needed. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Item 4, “Controls and Procedures” of this Amended Form 10-Q.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2022	December 31, 2021
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$25,608	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,943 and $2,094 as of June 30, 2022 and December 31, 2021, respectively	14,809	14,871
Prepaid income taxes	2,569	3,325
Prepaid expenses and other	1,603	1,891
Prepaid expenses—related party	—	1,150
Assets from discontinued operations	34	71
Total current assets	44,623	65,123
Deposits and other	6,815	6,784
Deferred tax assets	3,551	3,949
Restricted cash	1,061	1,142
Operating lease right-of-use assets	6,192	7,700
Property and equipment, net	550	659
Intangible assets, net	4,744	3,426
Goodwill	10,944	10,944
Total assets	$78,480	$99,727
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,231	$3,411
Merchant payables	47,899	68,678
Accrued expenses and other	7,566	10,212
Deferred revenue	2,106	1,733
Operating lease liabilities	2,589	3,180
Income tax payable	—	185
Liabilities from discontinued operations	448	485
Total current liabilities	61,839	87,884
Long-term operating lease liabilities	8,125	9,111
Other long-term liabilities	2,451	2,364
Total liabilities	72,415	99,359
Commitments and contingencies	—	—
Non-controlling interest	—	4,600
Stockholders’ equity (deficit):
Common stock, $0.01 par value (20,000 shares authorized; 13,091 shares issued and 12,551 shares issued as of June 30, 2022 and December 31, 2021)	131	126
Treasury stock (at cost, 495 shares at June 30, 2022 and December 31, 2021)	(5,488)	(5,488)
Additional paid in capital	7,426	4,415
Retained earnings	3,895	508
Accumulated other comprehensive loss	(4,533)	(3,793)
Total Travelzoo stockholders’ equity (deficit)	1,431	(4,232)
Non-controlling interest	4,634	—
Total stockholders’ equity (deficit)	6,065	(4,232)
Total liabilities and stockholders’ equity (deficit)	$78,480	$99,727

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

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholder's Equity
	Common Stock
	Shares	Amount						As Restated	As Restated
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$2,867	$(3,931)	$(1,469)	$4,604	$3,135
Stock-based compensation expense	—	—		589	—	—	589	—	589
Exercise of stock options and taxes paid for net share settlement of equity awards	540	5	—	1,880		—	1,885	—	1,885
Foreign currency translation adjustment	—	—		—	—	(602)	(602)	—	(602)
Net income	—	—		—	1,028	—	1,028	30	1,058
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$3,895	$(4,533)	$1,431	$4,634	$6,065

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2021	11,570	$115	$(1,583)	$4,279	$(2,045)	$(3,649)	$(2,883)	$—	$(2,883)
Stock-based compensation expense	—	—		935	—	—	935	—	935
Exercise of stock options and taxes paid for net share settlement of equity awards	24			(226)			(226)	—	(226)
Foreign currency translation adjustment	—	—		—	—	162	162	—	162
Net income–Travelzoo	—	—		—	3,014	—	3,014	—	3,014
Balances, June 30, 2021	11,594	$115	$(1,583)	$4,988	$969	$(3,487)	$1,002	$—	$1,002

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholder's Equity
	Common Stock
	Shares	Amount						As Restated	As Restated
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	$508	$(3,793)	$(4,232)	$—	$(4,232)
Reclassification of non-controlling interest	—	—	—	—	—	—	—	4,600	4,600
Stock-based compensation expense	—	—	—	1,131	—	—	1,131	—	1,131
Exercise of stock options and taxes paid for net share settlement of equity awards	540	5	—	1,880	—	—	1,885	—	1,885
Foreign currency translation adjustment	—	—	—	—	—	(740)	(740)	—	(740)
Net income	—	—	—	—	3,387	—	3,387	34	3,421
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$3,895	$(4,533)	$1,431	$4,634	$6,065

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2021	11,365	$114	$—	$6,239	$(403)	$(4,059)	$1,891	$—	$1,891
Stock-based compensation expense	—	—	—	1,817	—	—	1,817	—	1,817
Treasury stock	—	—	(1,583)	—	—	—	(1,583)	—	(1,583)
Exercise of stock options and taxes paid for net share settlement of equity awards	229	1	—	(3,068)	—	—	(3,067)	—	(3,067)
Foreign currency translation adjustment	—	—	—	—	—	572	572	—	572
Net income–Travelzoo	—	—	—	—	1,372	—	1,372	—	1,372
Balances, June 30, 2021	11,594	$115	$(1,583)	$4,988	$969	$(3,487)	$1,002	$—	$1,002

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

Note 14: Restatement of previously issued financial statements
The Company restated its previously issued Condensed Consolidated Financial Statements as of and for the six month ended June 30, 2022. In connection with the preparation of our second quarter 2023 condensed consolidated financial statements, Travelzoo realized that the non-controlling interest (NCI) classification during the first quarter of 2022, the second quarter of 2022, the third quarter of 2022, the year ended December 31, 2022 and the first quarter of 2023 had not been correctly updated. When the put/call option in the Company’s stock purchase agreement with JFC Travel Group Co. expired in January 2022, the Company did not reclassify the NCI from temporary equity to permanent equity. The reclassification of NCI from temporary equity to permanent equity reduced temporary equity and increased permanent equity by $4.6 million but did not have any impact on the Company's previously reported total assets, total liabilities and stockholders’ equity (deficit), results of operations or cash flows.
The impacts from the restatement as of and for the six months ended June 30, 2022 are as follows (in thousands):
Condensed Consolidated Balance Sheet:

	June 30, 2022
	As Reported	Adjustments	As Restated
Non-controlling interest	$4,634	$(4,634)	$—
Stockholders’ equity:
Total Travelzoo stockholders’ equity	1,431	—	1,431
Non-controlling interest	—	4,634	4,634
Total stockholders’ equity	$1,431	$4,634	$6,065

Condensed Consolidated Statement of Stockholders’ Equity:

	June 30, 2022
	As Reported	Adjustments	As Restated
Total Travelzoo stockholders’ equity	$1,431	$—	$1,431
Non-controlling interest	—	4634	4,634
Total stockholders’ equity	$1,431	$4,634	$6,065

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
Subsequent to that evaluation and as a result of the restatement discussed in the explanatory note, our CEO and Principal Accounting Officer (PAO) concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022.
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
As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended June 30, 2022, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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