Form 10-K/A
period 2022-12-31
TRAVELZOO
filed 2023-08-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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
The number of shares of the Registrant's common stock outstanding as of August 10, 2023 was 14,910,098 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (“Form 10-K/A” or “Amended 2022 Annual Report”) amends and restates certain information included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original 2022 Form 10-K”).

As previously announced in our Current Report on Form 8-K filed with the SEC on August 8, 2023, in connection with the preparation of our second quarter 2023 condensed consolidated financial statements, Travelzoo (the “Company”, “management”, “we”) realized that the presentation of the non-controlling interest (NCI) classification during the first quarter of 2022, the second quarter of 2022, the third quarter of 2022, the year ended December 31, 2022 and the first quarter of 2023 had not been correctly updated in the consolidated balance sheet and consolidated statement of stockholders’ equity. Specifically, when the put/call option in the Company’s stock purchase agreement with JFC Travel Group Co. expired in January 2022, the Company did not reclassify the NCI from temporary equity to permanent equity. The reclassification of NCI of approximately $4.6 million from temporary equity to permanent equity reduced temporary equity and increased permanent equity but did not have any impact on the Company's previously reported total assets, total liabilities and stockholder’s equity, results of operations or cash flows.

Except as described above, no other changes have been made to the Original 2022 Form 10-K or the Quarterly Reports on Form 10-Q for the first quarter of 2022, the second quarter of 2022, the third quarter of 2022 and the first quarter of 2023. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K and Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filings.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2022. The Company’s management has concluded that the material weakness in the Company’s internal control over financial reporting previously disclosed in the Form 10-K for the period ending December 31, 2022 applies to the reason behind this restatement, specifically, relating to having sufficient resources for the accounting for certain non-routine, unusual or complex transactions. Management has already begun working on a remediation plan, including hiring additional resources and utilizing subject matter experts as and when needed. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Item 9A, “Controls and Procedures” of this Amended Form 10-K.

.

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
On August 10, 2023, the last reported sales price of our common stock on the NASDAQ Global Select Market was $6.85 per share.
As of August 10, 2023, there were approximately 177 stockholders of record of our shares.
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
Emphasis of Matter
As discussed in Note 17 to the financial statements, the 2022 financial statements have been restated to correct a misstatement.

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

/s/ RSM US LLP

We served as the Company's auditor from 2019 to 2023.

San Jose, California
March 31, 2023, except for Note 17 as to which the date is August 14, 2023

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2022	December 31, 2021
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,693	$43,815
Accounts receivable, less allowance for doubtful accounts of $1,468 and $2,094 as of December 31, 2022 and 2021, respectively	13,820	14,871
Prepaid income taxes	1,778	3,325
Prepaid expenses and other	1,289	1,891
Prepaid expenses—Related party	—	1,150
Assets from discontinued operations	11	71
Total current assets	35,591	65,123
Deposits and other	5,094	6,784
Deferred tax assets	3,222	3,949
Restricted cash	675	1,142
Operating lease right-of-use assets	7,440	7,700
Property and equipment, net	657	659
Intangible assets, net	3,651	3,426
Goodwill	10,944	10,944
Total assets	$67,274	$99,727
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,271	$3,411
Merchant payables	32,574	68,678
Accrued expenses and other	5,049	10,212
Deferred revenue	2,216	1,733
Operating lease liabilities	2,972	3,180
Income tax payable	—	185
Liabilities from discontinued operations	452	485
Total current liabilities	47,534	87,884
Long-term operating lease liabilities	8,326	9,111
Other long-term liabilities	2,563	2,364
Total liabilities	58,423	99,359
Commitments and contingencies (Note 6)
Non-controlling interest	—	4,600
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2022 and 2021, respectively; 16,505 shares issued and 15,704 shares outstanding as of December 31, 2022 and 12,551 shares issued and 12,056 shares outstanding as of December 31, 2021)	165	126
Treasury stock, at cost (801 shares and 495 shares as of December 31, 2022 and 2021)	(7,130)	(5,488)
Additional paid-in capital	23,274	4,415
Tax indemnification	(9,537)	—
Note receivable from shareholder	(4,753)	—
Retained earnings	7,142	508
Accumulated other comprehensive loss	(4,905)	(3,793)
Total Travelzoo stockholders’ equity (deficit)	4,256	(4,232)
Non-controlling interest	4,595	—
Total stockholders’ equity (deficit)	8,851	(4,232)
Total liabilities and stockholders’ equity (deficit)	$67,274	$99,727
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

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (In thousands)

			Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-Controlling interest	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount								As Restated	As Restated
Balances, January 1, 2021	11,365	$114	$—	$6,239	$—	$—	$(403)	$(4,059)	$1,891	$—	$1,891
Stock-based compensation expense	—	—	—	3,748	—	—	—	—	3,748	—	3,748
Repurchase and retirement of common stock	—	—	(5,488)	—	—	—	—	—	(5,488)	—	(5,488)
Proceeds from exercise of stock options, net of share settlement	1,186	12	—	(5,572)	—	—	—	—	(5,560)	—	(5,560)
Foreign currency translation adjustment	—	—	—	—	—	—	—	266	266	—	266
Net income—Travelzoo	—	—	—	—	—	—	911	—	911	—	911
Balances, December 31, 2021	12,551	126	(5,488)	4,415	—	—	508	(3,793)	(4,232)	—	(4,232)
Reclassification of non-controlling interest	—	—	—	—	—	—	—	—	—	4,600	4,600
Stock-based compensation expense	—	—	—	1,805	—	—	—	—	1,805	—	1,805
Repurchase of common stock	—	—	(1,642)	—	—	—	—	—	(1,642)	—	(1,642)
Exercise of stock options and taxes paid for net share settlement	544	5	—	1,867	—	—	—	—	1,872	—	1,872
Proceeds from short swing settlement	—	—	—	46	—	—	—	—	46	—	46
Issuance of common stock for cash, notes and other consideration, net	3,410	34	—	15,141	(9,537)	(4,753)	—	—	885	—	885
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Net income	—	—	—	—	—	—	6,634	—	6,634	(5)	6,629
Balances, December 31, 2022	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256	$4,595	$8,851

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
Consolidated Balance Sheet:

Non-controlling interest—January 1, 2021	$4,609
Net loss attributable to non-controlling interest	(9)
Non-controlling interest—December 31, 2021	4,600
Net loss attributable to non-controlling interest	(5)
Non-controlling interest—December 31, 2022	$4,595

Note 17: Restatement of previously issued financial statements.
The Company restated its previously issued Consolidated Financial Statements as of and for the year ended December 31, 2022. In connection with the preparation of our second quarter 2023 condensed consolidated financial statements, Travelzoo realized that the non-controlling interest (NCI) classification during the first quarter of 2022, the second quarter of 2022, the third quarter of 2022, the year ended December 31, 2022 and the first quarter of 2023 had not been correctly updated. When the put/call option in the Company’s stock purchase agreement with JFC Travel Group Co. expired in January 2022, the Company did not reclassify the NCI from temporary equity to permanent equity. The reclassification of NCI from temporary equity to permanent equity reduced temporary equity and increased permanent equity by $4.6 million but did not have any impact on the Company's previously reported total assets, total liabilities and stockholders’ equity (deficit), results of operations or cash flows.
The impacts from the restatement as of and for the year ended December 31, 2022 are as follows (in thousands):
Consolidated Balance Sheet:

	December 31, 2022
	As Reported	Adjustments	As Restated
Non-controlling interest	$4,595	$(4,595)	$—
Stockholders’ equity:
Total Travelzoo stockholders’ equity	4,256	—	4,256
Non-controlling interest	—	4,595	4,595
Total stockholders’ equity	$4,256	$4,595	$8,851

Consolidated Statement of Stockholders’ Equity:

	December 31, 2022
	As Reported	Adjustments	As Restated
Total Travelzoo stockholders’ equity	$4,256	$—	$4,256
Non-controlling interest	—	4,595	4,595
Total stockholders’ equity	$4,256	$4,595	$8,851

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
/s/    LIJUN QI
Lijun Qi
Principal Accounting Officer

August 14, 2023

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

TRAVELZOO

By:	/s/ LIJUN QI
Lijun Qi
Principal Accounting Officer
Date: August 14, 2023
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lijun Qi as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ CHRISTINA SINDONI CIOCCA	Chair of the Board of Directors	August 14, 2023
Christina Sindoni Ciocca

/s/ HOLGER BARTEL	Global Chief Executive Officer	August 14, 2023
Holger Bartel

/s/ VOLODYMYR CHEREVKO	Director	August 14, 2023
Volodymyr Cherevko

/s/ MICHAEL KARG	Director	August 14, 2023
Michael Karg

/s/ CARRIE LIQUN LIU	Director	August 14, 2023
Carrie Liqun Liu