Form 10-Q/A
period 2023-03-31
TRAVELZOO
filed 2023-08-14
CIK 1133311

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended First Quarter 2023 Quarterly Report”) amends and restates certain information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2023 (the “Original First Quarter 2023 Quarterly Report”).

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

Except as described above, no other changes have been made to the Original Quarterly Reports on Form 10-Q for the first quarter of 2023. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filings.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2023. The Company’s management has concluded that the material weakness in the Company’s internal control over financial reporting previously disclosed in the Form 10-Q for the period ending March 31, 2023 applies to the reason behind this restatement, specifically, relating to having sufficient resources for the accounting for certain non-routine, unusual or complex transactions. Management has already begun working on a remediation plan, including hiring additional resources and utilizing subject matter experts as and when needed. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Item 4, “Controls and Procedures” of this Amended Form 10-Q.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2023		December 31, 2022
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$19,138		$18,693
Accounts receivable, less allowance for doubtful accounts of $1,386 and $1,468 as of March 31, 2023 and December 31, 2022, respectively	13,672		13,820
Prepaid income taxes	1,401		1,778
Prepaid expenses and other	1,764		1,289
Assets from discontinued operations	10		11
Total current assets	35,985		35,591
Deposits and other	4,618		5,094
Deferred tax assets	3,248		3,222
Restricted cash	679		675
Operating lease right-of-use assets	6,852		7,440
Property and equipment, net	692		657
Intangible assets, net	3,249		3,651
Goodwill	10,944		10,944
Total assets	$66,267		$67,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,143		$4,271
Merchant payables	27,976		32,574
Accrued expenses and other	4,611		5,049
Deferred revenue	3,124		2,216
Operating lease liabilities	2,682		2,972
Liabilities from discontinued operations	453		452
Total current liabilities	41,989		47,534
Long-term operating lease liabilities	7,926		8,326
Other long-term liabilities	3,530		2,563
Total liabilities	53,445		58,423
Commitments and contingencies	—		—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 16,505 shares issued and 15,669 shares outstanding and 16,505 shares issued and 15,704 outstanding as of March 31, 2023 and December 31, 2022, respectively)	165		165
Treasury stock (at cost, 836 shares at March 31, 2023 and 801 shares at December 31, 2022)	(7,316)		(7,130)
Additional paid in capital	23,670		23,274
Tax indemnification	(9,537)		(9,537)
Note receivable from shareholder	(4,753)		(4,753)
Retained earnings	10,815		7,142
Accumulated other comprehensive loss	(4,825)		(4,905)
Total Travelzoo stockholders’ equity	8,219	8,219	4,256
Non-controlling interest	4,603		4,595
Total stockholders’ equity	12,822		8,851
Total liabilities and stockholders’ equity	$66,267		$67,274

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

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

			Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-Controlling interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount								As Restated	As Restated
Balances, January 1, 2023	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256	$4,595	$8,851
Stock-based compensation expense	—	—	—	396	—	—	—	—	396	—	396
Repurchase of common stock	—	—	(186)	—	—	—		—	(186)	—	(186)
Foreign currency translation adjustment	—	—	—	—	—	—	—	80	80	—	80
Net income	—	—		—	—	—	3,673	—	3,673	8	3,681
Balances, March 31, 2023	16,505	$165	$(7,316)	$23,670	$(9,537)	$(4,753)	$10,815	$(4,825)	$8,219	$4,603	$12,822

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Deficit	Non-controlling interest	Total Stockholders’ Deficit
	Shares	Amount
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	$—	$—	$508	$(3,793)	$(4,232)	$—	$(4,232)
Reclassification of non-controlling interest	—	—	—	—	—	—	—	—	—	4,600	4,600
Stock-based compensation expense	—	—	—	542	—	—	—	—	542	—	542
Foreign currency translation adjustment	—	—	—	—	—	—	—	(138)	(138)	—	(138)
Net income	—	—	—	—	—	—	2,359	—	2,359	4	2,363
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$—	$—	$2,867	$(3,931)	$(1,469)	$4,604	$3,135

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

Note 14: Restatement of previously issued financial statements
The Company restated its previously issued Condensed Consolidated Financial Statements as of and for the three month ended March 31, 2023. In connection with the preparation of our second quarter 2023 condensed consolidated financial statements, Travelzoo realized that the non-controlling interest (NCI) classification during the first quarter of 2022, the second quarter of 2022, the third quarter of 2022, the year ended December 31, 2022 and the first quarter of 2023 had not been correctly updated. When the put/call option in the Company’s stock purchase agreement with JFC Travel Group Co. expired in January 2022, the Company did not reclassify the NCI from temporary equity to permanent equity. The reclassification of NCI from temporary equity to permanent equity reduced temporary equity and increased permanent equity by $4.6 million but did not have any impact on the Company's previously reported total assets, total liabilities and stockholders’ equity, results of operations or cash flows.
The impacts from the restatement as of and for the three months ended March 31, 2023 are as follows (in thousands):
Condensed Consolidated Balance Sheet:

	March 31, 2023
	As Reported	Adjustments	As Restated
Non-controlling interest	$4,603	$(4,603)	$—
Stockholders’ equity:
Total Travelzoo stockholders’ equity	8,219	—	8,219
Non-controlling interest	—	4,603	4,603
Total stockholders’ equity	$8,219	$4,603	$12,822

Condensed Consolidated Statement of Stockholders’ Equity:

	March 31, 2023
	As Reported	Adjustments	As Restated
Total Travelzoo stockholders’ equity	$8,219	$—	$8,219
Non-controlling interest	—	4603	4,603
Total stockholders’ equity	$8,219	$4,603	$12,822

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
Subsequent to that evaluation and as a result of the restatement discussed in the explanatory note, our CEO and PAO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023.
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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