Form 10-Q
period 2023-06-30
TRAVELZOO
filed 2023-08-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,513	$18,693
Accounts receivable, less allowance for doubtful accounts of $1,345 and $1,468 as of June 30, 2023 and December 31, 2022, respectively	10,287	13,820
Prepaid income taxes	801	1,778
Prepaid expenses and other	1,368	1,289
Assets from discontinued operations	10	11
Total current assets	31,979	35,591
Deposits and other	2,492	5,094
Deferred tax assets	3,222	3,222
Restricted cash	675	675
Operating lease right-of-use assets	6,292	7,440
Property and equipment, net	652	657
Intangible assets, net	2,860	3,651
Goodwill	10,944	10,944
Total assets	$59,116	$67,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,254	$4,271
Merchant payables	23,885	32,574
Accrued expenses and other	4,316	5,049
Deferred revenue	2,697	2,216
Income tax payable	234	—
Operating lease liabilities	2,395	2,972
Liabilities from discontinued operations	451	452
Total current liabilities	36,232	47,534
Long-term operating lease liabilities	7,493	8,326
Other long-term liabilities	4,322	2,563
Total liabilities	48,047	58,423
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 15,170 shares issued and outstanding as of June 30, 2023, 16,505 shares issued and 15,704 outstanding as of December 31, 2022)	152	165
Treasury stock (at cost, 801 shares at December 31, 2022)	—	(7,130)
Additional paid in capital	11,816	23,274
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	(4,753)	(4,753)
Retained earnings	13,441	7,142
Accumulated other comprehensive loss	(4,690)	(4,905)
Total Travelzoo stockholders’ equity	6,429	4,256
Non-controlling interest	4,640	4,595
Total stockholders’ equity	11,069	8,851
Total liabilities and stockholders’ equity	$59,116	$67,274

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$21,128	$17,689	$42,729	$36,142
Cost of revenues	2,880	2,163	5,571	4,995
Gross profit	18,248	15,526	37,158	31,147
Operating expenses:
Sales and marketing	10,142	8,480	19,438	17,061
Product development	518	454	1,008	907
General and administrative	4,315	4,811	8,728	9,479
Total operating expenses	14,975	13,745	29,174	27,447
Operating income	3,273	1,781	7,984	3,700
Other income, net	479	195	829	1,618
Income from continuing operations before income taxes	3,752	1,976	8,813	5,318
Income tax expense	1,091	928	2,469	1,896
Income from continuing operations	2,661	1,048	6,344	3,422
Income (loss) from discontinued operations, net of taxes	2	10	—	(1)
Net income	2,663	1,058	6,344	3,421
Net income attributable to non-controlling interest	37	30	45	34
Net income attributable to Travelzoo	$2,626	$1,028	$6,299	$3,387

Net income attributable to Travelzoo—continuing operations	$2,624	$1,018	$6,299	$3,388
Net income (loss) attributable to Travelzoo—discontinued operations	$2	$10	$—	$(1)

Income per share—basic
Continuing operations	$0.17	$0.08	$0.41	$0.28
Discontinued operations	$—	$—	$—	$—
Net income per share —basic	$0.17	$0.08	$0.41	$0.28

Income per share—diluted
Continuing operations	$0.17	$0.08	$0.40	$0.27
Discontinued operations	$—	$—	$—	$—
Income per share—diluted	$0.17	$0.08	$0.40	$0.27

Shares used in per share calculation from continuing operations—basic	15,275	12,513	15,485	12,285
Shares used in per share calculation from discontinued operations—basic	15,275	12,513	15,485	12,285

Shares used in per share calculation from continuing operations—diluted	15,337	12,637	15,557	12,591
Shares used in per share calculation from discontinued operations—diluted	15,337	12,637	15,557	12,591

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$2,663	$1,058	$6,344	$3,421
Other comprehensive income:
Foreign currency translation adjustment	135	(602)	215	(740)
Total comprehensive income	$2,798	$456	$6,559	$2,681

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,344	$3,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	945	1,118
Stock-based compensation	828	1,131
Deferred income tax	(38)	550
Loss on long-lived assets	10	38
Gain on equity investment in WeGo	—	(196)
Net foreign currency effect	(33)	214
Reversal of loss on accounts receivable, refund reserve and other	(829)	(2,246)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,888	(131)
Prepaid income taxes	1,017	670
Prepaid expenses and other	2,485	(138)
Accounts payable	(2,393)	(2,056)
Merchant payables	(8,604)	(19,784)
Accrued expenses and other	377	172
Income tax payable	234	(186)
Other liabilities, net	1,419	433
Net cash provided by (used in) operating activities	5,650	(16,990)
Cash flows from investing activities:
Proceeds from repayment of note receivable	113	—
Purchases of intangible assets	—	(1,049)
Proceeds from sale of equity investment in WeGo	—	196
Purchases of property and equipment	(157)	(175)
Net cash used in investing activities	(44)	(1,028)
Cash flows from financing activities:
Repurchase of common stock	(4,870)	—
Exercise of stock options, net of taxes paid for net share settlement	(299)	1,885
Net cash provided by (used in) financing activities	(5,169)	1,885
Effect of exchange rate changes on cash, cash equivalents and restricted cash	382	(2,176)
Net increase (decrease) in cash, cash equivalents and restricted cash	819	(18,309)
Cash, cash equivalents and restricted cash at beginning of period	19,378	44,989
Cash, cash equivalents and restricted cash at end of period	$20,197	$26,680
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$(494)	$771
Cash paid for amounts included in the measurement of lease liabilities	$1,725	$1,715
Non-cash consideration for purchase of intangible asset	$—	$1,150
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2023	16,505	$165	$(7,316)	$23,670	$(9,537)	$(4,753)	$10,815	$(4,825)	$8,219	$4,603	$12,822
Stock-based compensation expense	—	—	—	432	—	—	—	—	432	—	432
Repurchase of common stock	—	—	(4,683)	—	—	—		—	(4,683)	—	(4,683)
Retirement of treasury stock	(1,495)	(14)	11,999	(11,985)	—	—	—	—	—	—	—
Exercise of stock options and taxes paid for net share	160	1	—	(301)	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustment	—	—	—	—	—	—	—	135	135	—	135
Net income	—	—	—	—	—	—	2,626	—	2,626	37	2,663
Balances, June 30, 2023	15,170	$152	$—	$11,816	$(9,537)	$(4,753)	$13,441	$(4,690)	$6,429	$4,640	$11,069

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
										As Restated	As Restated
Balances, March 31, 2022	12,551	$126	$(5,488)	$4,957	$—	$—	$2,867	$(3,931)	$(1,469)	$4,604	$3,135
Stock-based compensation expense	—	—	—	589	—	—	—	—	589	—	589
Proceeds from exercise of stock options, net of share settlement	540	5	—	1,880	—	—	—	—	1,885	—	1,885
Foreign currency translation adjustment	—	—	—	—	—	—	—	(602)	(602)	—	(602)
Net income	—	—	—	—	—	—	1,028	—	1,028	30	1,058
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$—	$—	$3,895	$(4,533)	$1,431	$4,634	$6,065

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2023	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256	$4,595	$8,851
Stock-based compensation expense	—	—	—	828	—	—	—	—	828	—	828
Repurchase of common stock	—	—	(4,869)	—	—	—		—	(4,869)	—	(4,869)
Retirement of treasury stock	(1,495)	(14)	11,999	(11,985)	—	—	—	—	—	—	—
Exercise of stock options and taxes paid for net share	160	1	—	(301)	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustment	—	—	—	—	—	—	—	215	215	—	215
Net income	—	—	—	—	—	—	6,299	—	6,299	45	6,344
Balances, June 30, 2023	15,170	$152	$—	$11,816	$(9,537)	$(4,753)	$13,441	$(4,690)	$6,429	$4,640	$11,069

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
										As Restated	As Restated
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	—	—	$508	$(3,793)	$(4,232)	$4,600	$368
Stock-based compensation expense	—	—	—	1,131	—	—	—	—	1,131	—	1,131
Proceeds from exercise of stock options, net of share settlement	540	5	—	1,880	—	—	—	—	1,885	—	1,885
Foreign currency translation adjustment	—	—	—	—	—	—	—	(740)	(740)	—	(740)
Net income	—	—	—	—	—	—	3,387	—	3,387	34	3,421
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$—	$—	$3,895	$(4,533)	$1,431	$4,634	$6,065

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. Travelzoo provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment, and lifestyle experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iPhone and Android apps, the Top 20® email newsletter, Standalone email newsletters, the Travelzoo Network, and Jack’s Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack’s Flight Club is a subscription service that provides members with information about exceptional airfares.
We also license Travelzoo products and our intellectual property to licensees in various countries in Asia Pacific, including but not limited to Australia, Japan and Southeast Asia.
In March 2022, we announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), a Metaverse experience scouting and development business to support Travelzoo META.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc. ("Azzurro"), and also completed a private placement of newly issued shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date; and (c) the transfer to the Company of all outstanding capital stock of MTE. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022. As of June 30, 2023, Azzurro paid the interest of $285,000, but has not yet paid the principal amount of the note. The Company submitted a letter to Azzurro seeking payment and the parties are in the process of negotiating a payment plan. Should satisfactory terms not be agreed for a payment plan, the Company shall have the right to pursue the shares serving as collateral under the promissory note. See Note 3: Acquisitions in the unaudited condensed consolidated financial statements for further information.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2023, Jack’s Flight Club had over 2 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $113,000 was repaid during the six months ended June 30, 2023, and the remaining is expected to be paid off in 2023. The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of June 30, 2023. The Company recognized royalties of

$4,000 for its licensing arrangements from the licensee in Japan for the three and six months ended June 30, 2023. The Company did not recognize any royalty from Travelzoo Japan in 2022.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 and $7,000 for its licensing arrangements from the licensee in Australia for the three months ended June 30, 2023 and 2022, respectively. The Company recognized royalties of $17,000 and $12,000 for its licensing arrangements from the licensee in Australia for the six months ended June 30, 2023 and 2022, respectively. We expect the royalty payments to increase over time as the effects of the pandemic subside.
Government funding
In January 2022, July 2022 and May 2023, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million, $494,000 and $205,000 from the German Federal Government Bridging Aid III plan, Bridging Aid III+ and Bridging Aid IV, respectively. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022 and May 2023. The Company has to submit a final declaration in connection with the grant and the declaration date has been extended from June 30, 2023 to December 31, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million, $494,000 and $205,000 gains in Other income, net in the first and third quarters of 2022 and second quarter of 2023, respectively.
The Company also received $85,000 and $153,000 job retention related funding from Canada in the three and six months ended June 30, 2022. Such funding was recorded against salary and related expenses. The Company did not receive job retention related funding in 2023.
Going Concern
In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations. In its evaluation for this report, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.
We believe we have the ability to meet our obligations for at least one year from the date of issuance of this Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of June 30, 2023 holds approximately 48.9% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 3.4% of the Company's outstanding shares as of June 30, 2023.

Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Company’s Form 10-K/A filed with the SEC on August 14, 2023.

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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For Smaller Reporting Companies (as such term is defined by the SEC), such as Travelzoo, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the ASU prospectively on January 1, 2023. This ASU has not and is currently not expected to have a material impact on our consolidated financial statements.
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
For the Top 20 email newsletter, Standalone email newsletters and other email products, the Company recognizes revenues when the emails are delivered to its members.
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

For transaction-based revenues, including products such as Local Deals, Getaways, hotel platform and vacation packages, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) versus an agent (i.e., report revenue on a net basis). The Company reports transaction revenue on a net basis because the supplier is primarily responsible for providing the underlying service, and we do not control the service provided by the supplier prior to its transfer to the customer.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. As of December 31, 2022, $1.2 million was recorded as deferred revenue for Jack's Flight Club, of which $985,000 was recognized in the six months ended June 30, 2023, $981,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $797,000 was recognized as revenue in the six months ended June 30, 2023. As of June 30, 2023, the deferred revenue balance was $2.7 million, of which $1.8 million was for Jack's Flight Club and the remaining $861,000 was for Travelzoo North America and Travelzoo Europe.
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

For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. The expiration dates of vouchers range between July 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of June 30, 2023, the Company had approximately $6.0 million of unredeemed vouchers that had been sold through June 30, 2023, representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $572,000 for these unredeemed vouchers as of June 30, 2023, which is recorded as a reduction of revenues and is reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold through 2022 representing the Company’s commission earned from the sale and estimated a refund liability of $1.3 million for these unredeemed vouchers as of December 31, 2022, which was recorded as a reduction of revenues and was reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. The Company has recorded Merchant Payables of $23.9 million as of June 30, 2023 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to member. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company performed its annual impairment test as of October 31, 2022 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2023.
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
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer products or services on compelling terms to our members. The outbreak of coronavirus (COVID-19) in 2020 had an unprecedented impact on the global travel and hospitality industries. Governmental authorities implemented numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. As the Company and many of our advertisers are part of the global travel and hospitality industries, the measures implemented to contain COVID-19 had a significant negative effect on our business, financial condition, results of operations and cash flows. Many of the Company’s advertising partners paused, canceled, and/or stopped advertising. Additionally, there were significant levels of cancellations for the Company’s hotel partners and travel package partners and refund requests for our vouchers. Now that COVID-19 and its lingering effects have mostly subsided, we are seeing many of our advertisers and partners return to advertising with us and have altered our policies again to align with the changing environment (including reverting to a 14-day return window for vouchers and implementing a surcharge for vouchers to be fully refundable), although with the emergence of new variants, this trend could stop or even reverse which could result in a material adverse impact on our business and financial performance. It is difficult to estimate the impact of the global pandemic on the Company’s future revenues, results of operations, cash flows, liquidity, or financial condition.
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of June 30, 2023 and December 31, 2022, the Company did not have any customers that accounted for 10% or more of accounts receivables.
As of June 30, 2023, the Company had merchant payables of $23.9 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $4.3 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between July 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expect that cash on hand as of June 30, 2023 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$19,513	$18,693
Restricted cash	675	675
Cash, cash equivalents and restricted cash–discontinued operations	9	10
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$20,197	$19,378
The Company’s restricted cash was included in noncurrent assets as of June 30, 2023 and December 31, 2022.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Travelzoo—continuing operations	$2,624	$1,018	$6,299	$3,388
Net loss attributable to Travelzoo—discontinued operations	$2	$10	$—	$(1)
Denominator:
Weighted average common shares—basic	15,275	12,513	15,485	12,285
Effect of dilutive securities: stock options	62	124	72	306
Weighted average common shares—diluted	15,337	12,637	15,557	12,591

Income per share—basic
Continuing operations	$0.17	$0.08	$0.41	$0.28
Discontinued operations	—	—	—	—
Net income per share —basic	$0.17	$0.08	$0.41	$0.28

Income per share—diluted
Continuing operations	$0.17	$0.08	$0.40	$0.27
Discontinued operations	—	—	—	—
Net income per share—diluted	$0.17	$0.08	$0.40	$0.27
For each of the three and six months ended June 30, 2023 and 2022, options to purchase 750,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Acquisitions

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro Capital Inc., a Related-Party
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder as of the time of this transaction, and Azzurro and Ralph Bartel owned as of December 31, 2022 approximately 50.3% the Company’s outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of Travelzoo to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company records the $4.8 million promissory note as Note receivable from shareholder in the stockholders’ equity section on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. As of June 30, 2023, Azzurro paid the interest of $285,000, but has not yet paid the principal amount of the note. The Company submitted a letter to Azzurro seeking payment and the parties are in the process of negotiating a payment plan. Should satisfactory terms not be agreed for a payment plan, the Company shall have the right to pursue the shares serving as collateral under the promissory note.
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
Acquisition of Jack’s Flight Club
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
The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. Accordingly, the Company allocated $3.5 million to customer relationships, $2.5 million to trade name and $660,000 to non-compete agreements and the remaining $13.1 million to goodwill. The acquisition related costs were not significant and were expensed as incurred. Jack’s Flight Club’s result have been included in the accompanying financial statements from their the dates of acquisition. The Company performed an annual impairment test in October did not identify any further indicators of impairment as of December 31, 2022. The Company also did not identify any indicators of impairment during the six months ended June 30, 2023.
Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from the above acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack’s Flight Club)	$3,500	5.0
Trade name (Jack’s Flight Club)	2,460	indefinite
Non-compete agreements (Jack’s Flight Club)	660	4.0
Intangible assets (Secret Escape Spain member database)	445	3.0
Intangible assets (Secret Escape U.S. member database)	1,751	2.3

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
The Company recorded a goodwill impairment of $2.1 million and a Trade name impairment of $810,000 for Jack’s Flight Club due to the pandemic in the first quarter of 2020. No impairment charge was identified and recorded for 2021. The Company performed its annual test as of October 31, 2022 and a Trade name impairment charge of $200,000 was recorded as “General and administrative expenses” for Jack’s flight club in the fourth quarter of 2022. The revenue for Jack’s Flight Club was negatively impacted by the pandemic and did not meet the forecasted growth expectation. No impairment charge was identified and recorded for goodwill in 2022.

The following table represents the activities of intangible assets for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Jack’s Flight Club	Secret Escape Spain	Secret Escape U.S.
Intangible assets—January 1, 2022	3,426
Acquisitions—March 2022	—	445	1,751
Amortization of intangible assets with definite lives	(226)	(12)	(195)
Intangible assets—March 31, 2022	3,200	433	1,556
Amortization of intangible assets with definite lives	(217)	(34)	(194)
Intangible assets—June 30, 2022	2,983	399	1,362
Amortization of intangible assets with definite lives	(216)	(30)	(194)
Intangible assets—September 30, 2022	2,767	369	1,168
Amortization of intangible assets with definite lives	(216)	(42)	(195)
Impairment of trade name—December 31, 2022	(200)	—	—
Intangible assets—December 31, 2022	2,351	327	973
Amortization of intangible assets with definite lives	(168)	(39)	(195)
Intangible assets—March 31, 2023	2,183	288	778
Amortization of intangible assets with definite lives	(158)	(36)	(194)
Intangible assets—June 30, 2023	$2,025	$252	$584

Amortization expense for acquired intangibles was $388,000 and $445,000 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for acquired intangibles was $790,000 and $878,000 for the six months ended June 30, 2023 and 2022, respectively.

Expected future amortization expense of acquired intangible assets as of June 30, 2023 is as follows (in thousands):

Years ending December 31,
2023 (excluding the six months ended June 30, 2023)	777
2024	588
2025	46
$1,411
The Company performed its annual impairment testing of Trade name as of October 31, 2022 using a relief from royalty method. As previously discussed, the Company’s impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $200,000 in 2022. No impairment was identified in the six months ended June 30, 2023. As of June 30, 2023, the carrying value of the Trade name was $1.5 million.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of June 30, 2023 and December 31, 2022. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

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
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make material payments for the six months ended June 30, 2023 and 2022.
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
The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to eight years. Refer to Note 11 for leases as of June 30, 2023. The Company maintained standby letters of credit (“LOC”) serve as collateral issued to the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $617,000 as of June 30, 2023, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company’s effective tax rate from continuing operations was 29% and 47%, respectively, for the three months ended June 30, 2023 and 2022. The Company’s effective tax rate for the three months ended June 30, 2023 changed from the three months ended June 30, 2022 primarily due to a decrease in non-deductible stock compensation in the three months ended June 30, 2023. The Company’s effective tax rate was 28% and 36%, respectively, for the six months ended June 30, 2023 and 2022. Our effective tax rate changed for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to a decrease in non-deductible stock compensation in the six months ended June 30, 2023.
As of June 30, 2023, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $724,000.
The Company maintains liabilities for uncertain tax positions. As of June 30, 2023, the Company had approximately $16.9 million in total unrecognized tax benefits, of which up to $16.4 million would favorably affect the Company’s effective income tax rate if realized.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2023 and December 31, 2022, the Company had approximately $602,000 and $704,000 in accrued interest and penalties, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2018 and forward and is subject to California tax examinations for years after 2017.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$(4,825)	$(3,931)	$(4,905)	$(3,793)
Other comprehensive income (loss) due to foreign currency translation, net of tax	135	(602)	215	(740)
Ending balance	$(4,690)	$(4,533)	$(4,690)	$(4,533)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo’s Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel exercised the remaining 540,000 options granted pursuant to the 2019 Option Agreement during the three months ended June 30, 2022. The Company received aggregate cash proceeds of $1.9 million. All options granted pursuant to the 2019 Option Agreement have been exercised.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest in total and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. During the three months ended June 30, 2023, 50,000 options were exercised and 18,098 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of June 30, 2023, 100,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to these option grants of $72,000 was recorded in general and administrative expenses for each of the three months ended June 30, 2023 and 2022. Total stock-based compensation related to these option grants of $145,000 was recorded in general and administrative expenses for each of the six months ended June 30, 2023 and 2022. As of June 30, 2023, there was approximately $48,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.2 years.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for the three months ended March 31, 2022. Stock-based compensation related to this grant was fully expensed by the end of the first quarter of 2022. During the three months ended June 30, 2023, the remaining 200,000 options were exercised and 121,307 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee’s departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. During the three months ended June 30, 2023, 50,000 options were exercised and 20,075 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of June 30, 2023, 25,000 options were outstanding and none of these options were vested. Total stock-based compensation related to these option grants of $24,000 and $49,000 was recorded in general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively. Total stock-based compensation related to these option grants of $49,000 and $98,000 was recorded in general and administrative expenses for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $74,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.8 years.

On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of June 30, 2023, 50,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $36,000 was recorded in general and administrative expenses for each of the three months ended June 30, 2023 and 2022, respectively. Total stock-based compensation related to this option grant of $72,000 was recorded in general and administrative expenses for each of the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $215,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.5 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of June 30, 2023, 600,000 options were outstanding and 450,000 of these options were vested. Total stock-based compensation related to this option grant of $216,000 and $433,000 was recorded in general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively. Total stock-based compensation related to this option grant of $433,000 was recorded in general and administrative expenses for each of the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $433,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.5 years.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. As of June 30, 2023, 100,000 options were outstanding. Total stock-based compensation related to this option grant of $30,000 and $60,000 was recorded in sales and marketing expenses for the three and six months ended June 30, 2023 and thus 16,666 shares were vested. As of June 30, 2023, there was approximately $308,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2 years.
In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2025. As of June 30, 2023, 200,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $52,000 and $70,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2023. As of June 30, 2023, there was approximately $487,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.5 years.
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
During the three and six months ended June 30, 2023, the Company repurchased 658,938 shares and 693,625 shares of common stock, respectively, for an aggregate purchase price of $4.7 million and $4.9 million, respectively, which were retired and recorded as a reduction of additional paid-in capital. This stock repurchase program was completed in the second quarter of 2023.

Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the Company’s chief operating decision maker managing the performance of the business. Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), a Metaverse experience scouting and development business to support Travelzoo META. The Company’s chief operating decision maker viewed licensing and Travelzoo META business as New Initiatives and reviewed and evaluated New Initiatives as a separate segment. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. New Initiatives consists of Travelzoo licensing business and Travelzoo META subscription service and scouting and development business. Prior periods have been reclassified to conform with the current presentation.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$13,642	$6,462	$1,011	$13	$21,128
Intersegment revenues (expenses)	491	(575)	84	—	—
Total net revenues	14,133	5,887	1,095	13	21,128
Operating profit (loss)	$3,753	$(239)	$97	$(338)	$3,273

Three Months Ended June 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$12,337	$4,395	$952	$5	$17,689
Intersegment revenues (expenses)	41	(41)	—	—	—
Total net revenues	12,378	4,354	952	5	17,689
Operating profit (loss)	$3,272	$(1,472)	$161	$(180)	$1,781

Six Months Ended June 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$28,209	$12,540	$1,959	$21	$42,729
Intersegment revenues (expenses)	682	(766)	84	—	—
Total net revenues	28,891	11,774	2,043	21	42,729
Operating profit (loss)	$8,269	$218	$52	$(555)	$7,984

Six Months Ended June 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$23,835	$10,522	$1,775	$10	$36,142
Intersegment revenues (expenses)	234	(234)	—	—	—
Total net revenues	24,069	10,288	1,775	10	36,142
Operating profit (loss)	$5,092	$(1,294)	$184	$(282)	$3,700
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of June 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$244	$90	$—	$318	$—	$652
Total assets excluding discontinued operations	$96,108	$17,958	$19,601	$439	$(75,000)	$59,106

As of December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$375	$86	$—	$196	$—	$657
Total assets excluding discontinued operations	$97,693	$19,253	$18,737	$267	$(68,687)	$67,263
For the three and six months ended June 30, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2023 and December 31, 2022, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, standalone Travelzoo emails, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Travelzoo North America
Travel	$13,458	$11,444	$27,598	$22,489
Local	675	934	1,293	1,580
Total Travelzoo North America revenues	14,133	12,378	28,891	24,069
Travelzoo Europe
Travel	5,546	4,072	11,096	9,696
Local	341	282	678	592
Total Travelzoo Europe revenues	5,887	4,354	11,774	10,288
Jack’s Flight Club	1,095	952	2,043	1,775
New Initiatives	13	5	21	10
Consolidated
Travelzoo Travel	19,004	15,516	38,694	32,185
Travelzoo Local	1,016	1,216	1,971	2,172
Jack’s Flight Club	1,095	952	2,043	1,775
New Initiatives	13	5	21	10
Total revenues	$21,128	$17,689	$42,729	$36,142

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
United States	$12,749	$11,222	$26,222	$21,865
United Kingdom	4,858	4,037	9,820	8,036
Germany	1,738	957	3,233	3,209
Rest of the world	1,783	1,473	3,454	3,032
Total revenues	$21,128	$17,689	$42,729	$36,142

The following table sets forth property and equipment by geographic area (in thousands):

	June 30,	December 31,
	2023	2022
United States	$150	$274
China (Hong Kong)	318	196
Rest of the world	184	187
Total long-lived assets	$652	$657

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it was exiting its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Sales and marketing	—	—	—	—
Product development	—	—	—	—
General and administrative	1	—	1	8
Total operating expenses	1	—	1	8
Loss from operations	(1)	—	(1)	(8)
Other income (loss), net	(1)	10	1	7
Income (loss) before income taxes	(2)	10	—	(1)
Income tax expense	—	—	—	—
Net income (loss)	$(2)	$10	$—	$(1)
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to Mr. Hajime Suzuki (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $113,000 was repaid during six months ended June 30, 2023, and the remaining is expected to be paid off in 2023. The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of June 30, 2023. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognize royalties $4,000 for the three and six months ended June 30, 2023. The Company did not recognize royalties for the three and six months ended June 30, 2022.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. The non-exclusive license in China and Hong Kong was terminated by Travelzoo. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 and $7,000 for its licensing arrangements from the licensee in Australia for the three months ended June 30, 2023 and 2022, respectively. The Company recognized royalties of $17,000 and $12,000 for its licensing arrangements from the licensee in Australia for the six months ended June 30, 2023 and 2022, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$9	$10
Accounts receivable, net	—	—
Prepaid expenses and other	1	1
Total assets from discontinued operations	$10	$11
LIABILITIES
Accounts payable	$402	$403
Accrued expenses and other	15	13
Income tax payable	24	24
Deferred revenue	10	12
Total liabilities from discontinued operations	$451	$452

The net cash used in operating activities for the discontinued operations for the six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(1)	$(21)

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
The following table summarizes the components of lease expense for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$646	$558	$1,320	$1,243
Short-term lease cost	20	—	40	—
Variable lease cost	166	170	316	391
Sublease income	(90)	(88)	(180)	(174)
Total lease cost	$742	$640	$1,496	$1,460
Cash payments against the operating lease liabilities totaled $1.7 million for each of the six months ended June 30, 2023 and 2022. There was no ROU assets obtained in exchange for lease obligations for six months ended June 30, 2023 and 2022.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$6,292	$7,440

Liabilities:
Operating lease liabilities	$2,395	$2,972
Long-term operating lease liabilities	7,493	8,326
Total operating lease liabilities	$9,888	$11,298

Weighted average remaining lease term (years)	5.74	5.87
Weighted average discount rate	4.2%	4.3%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2023 (excluding the three months ended June 30, 2023)	$1,432
2024	2,152
2025	1,792
2026	1,387
2027	1,350
Thereafter	2,925
Total lease payments	11,038
Less interest	(1,150)
Present value of operating lease liabilities	$9,888
Note 12: Non-Controlling Interest
The Company’s consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three and six months ended June 30, 2023 and 2022 was as follow (in thousands):

Non-controlling interest—January 1, 2022	$4,600
Net income attributable to non-controlling interest	4
Non-controlling interest—March 31, 2022	4,604
Net income attributable to non-controlling interest	30
Non-controlling interest—June 30, 2022	4,634
Net income attributable to non-controlling interest	2
Non-controlling interest—September 30, 2022	4,636
Net loss attributable to non-controlling interest	(41)
Non-controlling interest—December 31, 2022	4,595
Net income attributable to non-controlling interest	8
Non-controlling interest—March 31, 2023	4,603
Net income attributable to non-controlling interest	37
Non-controlling interest—June 30, 2023	$4,640

Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of June 30, 2023, Azzurro is the Company’s largest stockholder, and together with Ralph Bartel, in his individual capacity, hold approximately 48.9% of the Company’s outstanding shares. Holger Bartel, the Company’s Global Chief Executive Officer, is Ralph Bartel’s brother and holds approximately 3.4% of the Company’s outstanding shares.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder as of the time of this transaction and as of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% the Company’s outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million Shares to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders’ equity section on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. As of June 30, 2023, Azzurro paid the interest of $285,000, but has not yet paid the principal amount of the note. The Company submitted a letter to Azzurro seeking payment and the parties are in the process of negotiating a payment plan. Should satisfactory terms not be agreed for a payment plan, the Company shall have the right to pursue the shares serving as collateral under the promissory note.
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
Profits from Sale and Purchase of Travelzoo Common Stock within Six Month Period
On May 23, 2023, Travelzoo was named as a nominal defendant in a complaint for recovery of short swing profits filed in the Southern District of New York under Section 16(b) of the Securities Exchange Act, by Dennis J. Donoghue and Mark Rubenstein, against Ralph Bartel, the Ralph Bartel 2005 Trust and Azzurro Capital Inc.
Holger Bartel completed sales and purchases of 25,000 shares of Travelzoo common stock within a six month period ended July 29, 2022. Per Section 16(b) of Securities and Exchange Act, he agreed to immediately remit to the Company $46,000 in profits gained from these transactions during the three months ended September 30, 2022.
Note 14: Subsequent Event
On July 26, 2023, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. Purchases may be made, from time to time, in the open market and will be funded from available cash. The number of shares to be purchased and the timing of purchases will be based on the level of Travelzoo’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

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
In March 2022, we announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, we acquired MTE, a Metaverse experience scouting and development business to support Travelzoo META.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million Shares to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note; and (c) the transfer to the Company of all outstanding capital stock of MTE. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholder’' equity section on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. As of June 30, 2023, Azzurro paid the interest of $285,000, but has not yet paid the principal amount of the note. The Company submitted a letter to Azzurro seeking payment and the parties are in the process of negotiating a payment plan. Should satisfactory terms not be agreed for a payment plan, the Company shall have the right to pursue the shares serving as collateral under the promissory note.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of June 30, 2023, Jack’s Flight Club had over 2 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.

APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $113,000 was repaid during six months ended June 30, 2023, and the remaining is expected to be paid off in 2023. The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of June 30, 2023.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company records royalties for its licensing arrangements on a one-quarter lag basis. The Company recognized royalties of $9,000 and $7,000 for its licensing arrangements from the licensee in Australia for the three months ended June 30, 2023 and 2022, respectively. The Company recognized royalties of $17,000 and $12,000 for its licensing arrangements from the licensee in Australia for the six months ended June 30, 2023 and 2022, respectively. The Company recognized royalties of $4,000 for its licensing arrangements from the licensee in Japan for the three and six months ended June 30, 2023. The Company did not recognize any royalty from Travelzoo Japan in 2022. We expect the royalty payments to increase over time as the effects of the pandemic subside.
Government funding
In January 2022, July 2022 and May 2023, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately , $1.2 million, $494,000 and $205,000 from the German Federal Government Bridging Aid III plan, Bridging Aid III+ and Bridging Aid IV, respectively. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022 and July of 2022 and May 2023. The Company has to submit a final declaration in connection with the grant and the declaration date has been extended from June 30, 2023 to December 31, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million, $494,000 and $205,000 gains in Other income, net in the first and third quarters of 2022 and second quarter of 2023, respectively.
The Company also received $85,000 and $153,000 job retention related funding from Canada in the three and six months ended June 30, 2022. Such funding was recorded against salary and related expenses. The Company did not receive job retention related funding in 2023.
Historically, the Company managed its business geographically and operated in three reportable segments including Asia Pacific, Europe and North America. During the three months ended March 31, 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its condensed consolidated financial statements for current and prior periods presented. On January 13, 2020, Travelzoo agreed to the SPA with the Sellers of Jack’s Flight Club to purchase 60% of the Shares. Upon acquisition, the Company’s chief operating decision maker reviewed and evaluated Jack’s Flight Club as a separate segment. In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired MTE, a Metaverse experience scouting and development business to support Travelzoo META. The Company’s chief operating decision maker viewed licensing and Travelzoo META as New Initiatives and reviewed and evaluated New Initiatives as a separate segment. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in Canada and the U.S. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the U.K. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals from Jack’s Flight Club via email or via Android or Apple mobile applications. New Initiatives consists of Travelzoo licensing business and Travelzoo META subscription service and Metaverse experience scouting and development business.

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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between July 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of June 30, 2023, the Company had approximately $6.0 million of unredeemed vouchers that had been sold through June 30, 2023 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $572,000 for these unredeemed vouchers as of June 30, 2023 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $23.9 million as of June 30, 2023 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.6	12.2	13.0	13.8
Gross profit	86.4	87.8	87.0	86.2
Operating expenses:
Sales and marketing	48.0	47.9	45.5	47.2
Product development	2.5	2.6	2.4	2.5
General and administrative	20.4	27.2	20.4	26.3
Total operating expenses	70.9	77.7	68.3	76.0
Operating income	15.5	10.1	18.7	10.2
Other income, net	2.3	1.1	1.9	4.5
Income from continuing operations before income taxes	17.8	11.2	20.6	14.7
Income tax expense	5.2	5.2	5.8	5.2
Income from continuing operations	12.6	6.0	14.8	9.5
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	12.6	6.0	14.8	9.5
Net income attributable to non-controlling interest	0.2	0.2	0.1	0.1
Net income attributable to Travelzoo	12.4%	5.8%	14.7%	9.4%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	June 30,
	2023	2022
North America
Total members (1)	16,225,000	16,541,000
Average cost per acquisition of a new member	$4.68	$2.82
Revenue per member (2)	$3.56	$2.85
Revenue per employee (3)	$448,000	$408,000
Mobile application downloads	4,158,000	4,014,000
Social media followers	3,260,000	3,225,000
Europe
Total members (1)	9,197,000	9,083,000
Average cost per acquisition of a new member	$4.59	$4.20
Revenue per member (2)	$2.61	$2.45
Revenue per employee (3)	$238,000	$213,000
Mobile application downloads	2,356,000	2,261,000
Social media followers	898,000	898,000
Jack's Flight Club
Total members	2,187,000	1,798,000
Consolidated
Total members (1)	27,609,000	27,422,000
Average cost per acquisition of a new member	$4.64	$3.52
Revenue per member (2)	$2.77	$2.41
Revenue per employee (3)	$356,000	$320,000
Mobile application downloads	7,524,000	7,181,000
Social media followers	4,158,000	4,153,000

(1)Members represent individuals who are signed up to receive one or more of our free email publications that present our travel, entertainment and local deals.
(2)Annualized revenue divided by number of members at the beginning of the year.
(3)Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, and hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Travelzoo North America
Travel	$13,458	$11,444	$27,598	$22,489
Local	675	934	1,293	1,580
Total Travelzoo North America revenues	14,133	12,378	28,891	24,069
Travelzoo Europe
Travel	5,546	4,072	11,096	9,696
Local	341	282	678	592
Total Travelzoo Europe revenues	5,887	4,354	11,774	10,288
Jack’s Flight Club	1,095	952	2,043	1,775
New Initiatives	13	5	21	10
Consolidated
Travelzoo Travel	19,004	15,516	38,694	32,185
Travelzoo Local	1,016	1,216	1,971	2,172
Jack’s Flight Club	1,095	952	2,043	1,775
New Initiatives	13	5	21	10
Total revenues	$21,128	$17,689	$42,729	$36,142
Travelzoo North America
North America revenues increased $1.8 million for the three months ended June 30, 2023 from the three months ended June 30, 2022. This increase was primarily due to $2.0 million increase in Travel revenues, offset partially by $259,000 decrease in Local revenues. The increase in Travel revenue of $2.0 million was primarily due to the increase of revenues from Top 20 and Standalone. The decrease in Local revenues of $259,000 was primarily due to the decrease in number of Local Deals vouchers sold.
North America revenues increased $4.8 million for the six months ended June 30, 2023 from the six months ended June 30, 2022. This increase was primarily due to $5.1 million increase in Travel revenues, offset partially by $287,000 decrease in Local revenues. The increase in Travel revenue of $5.1 million was primarily due to $4.4 million increase as a result of higher revenues from Top 20 and Standalone and $794,000 increase in hotel commission. The decrease in Local revenues of $287,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $1.5 million for the three months ended June 30, 2023 from the three months ended June 30, 2022. The increase was primarily due to $1.5 million increase in Travel revenues and $61,000 increase in Local revenue, offset partially by $73,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.5 million was primarily due to the increase of revenues from Top 20 and Standalone. The increase in Local revenues of $61,000 was primarily due to the increase in number of Local Deals vouchers sold.
Europe revenues increased $1.5 million for the six months ended June 30, 2023 from the six months ended June 30, 2022. The increase was primarily due to $1.8 million increase in Travel revenues and $113,000 increase in Local revenue, offset partially by $447,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.8 million was primarily due to $2.5 million increase as a result of higher revenues from Top 20 and Standalone, offset partially by $626,000 decrease in Getaways revenue due to a decrease in number of vouchers sold. The increase in Local revenues of $113,000 was primarily due to the increase in number of Local Deals vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue increased by $143,000 and $268,000, respectively, for three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 due to the increase of premium members.
New Initiatives
In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired MTE, a Metaverse experience scouting and development business to support Travelzoo META. Revenue from New Initiatives business segment was $13,000 and $5,000 for the three months ended June 30, 2023 and 2022, respectively. Revenue from New Initiatives business segment was $21,000 and $10,000 for the six months ended June 30, 2023 and 2022, respectively.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $2.9 million and $2.2 million, respectively, for the three months ended June 30, 2023 and 2022. Cost of revenues was $5.6 million and $5.0 million, respectively, for the six months ended June 30, 2023 and 2022, respectively.
Cost of revenues increased $717,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to $322,000 increase in expenses from third-party partners of the Travelzoo Network, $131,000 increase in credit card fees and $121,000 increase in software license expenses
Cost of revenues increased $576,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to $309,000 increase in expenses from third-party partners of the Travelzoo Network, $142,000 increase in credit card fees and $131,000 increase in professional services expenses.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $10.1 million and $8.5 million for the three months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses were $19.4 million and $17.1 million for the six months ended June 30, 2023 and 2022, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2023 and 2022, advertising expenses accounted for 28% and 25%, respectively, of the total sales and marketing expenses. For the six months ended June 30, 2023 and 2022, advertising expenses accounted for 27% and 21%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $1.7 million for the three months ended June 30, 2023 from the three months ended June 30, 2022. The increase was primarily due to $619,000 increase in salary and headcount related expenses, $498,000 increase in member acquisition costs and $248,000 increase in marketing expenses.
Sales and marketing expenses increased $2.4 million for the six months ended June 30, 2023 from the six months ended June 30, 2022. The increase was primarily due to $1.2 million increase in member acquisition costs, $939,000 increase in salary and headcount related expenses and $151,000 increase in marketing expenses.
.

Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $518,000 and $454,000 for the three months ended June 30, 2023 and 2022, respectively. Product development expenses were $1.0 million and $907,000 for the six months ended June 30, 2023 and 2022, respectively.
Product development expenses increased $64,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to the expenses of the New Initiative segment for developing Travelzoo META and scouting, compiling and developing Metaverse travel experiences.
Product development expenses increased 101,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to the expenses of the New Initiative segment for developing Travelzoo META and scouting, compiling and developing Metaverse travel experiences.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.3 million and $4.8 million for the three months ended June 30, 2023 and 2022, respectively. General and administrative expenses were $8.7 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively.
General and administrative expenses decreased $496,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to the decrease in salary and headcount related expenses which included the decrease of stock-based compensation expense.
General and administrative expenses decreased $751,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to the decrease in salary and headcount related expenses which included the decrease of stock-based compensation expense.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income, net was $479,000 and $195,00, respectively, for the three months ended June 30, 2023 and 2022. Other income, net was $829,000 and $1.6 million, respectively, for the six months ended June 30, 2023 and 2022.
The increase of $284,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 was due primarily to the $205,000 German federal government funding for COVID pandemic relief the Company received in the three months ended June 30, 2023.
The decrease of $789,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 was due primarily to the $1.2 million German federal government funding for COVID pandemic relief the Company received in the six months ended June 30, 2022, offset partially by the $205,000 German federal government funding for COVID pandemic relief the Company received in the six months ended June 30, 2023.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $1.1 million and $928,000, respectively, for the three months ended June 30, 2023 and 2022. Our effective tax rate was 29% and 47%, respectively, for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate changed for the three months ended June 30, 2023 from three months ended June 30, 2022 primarily due to a decrease in non-deductible stock compensation in the three months ended June 30, 2023. Income tax expense was $2.5 million and $1.9 million, respectively, for the six months ended June 30, 2023 and 2022. Our effective tax rate was 28% and 36%, respectively, for the six months ended June 30, 2023 and 2022. Our effective tax rate changed for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to a decrease in non-deductible stock compensation in the six months ended June 30, 2023.

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
Travelzoo North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$14,133	$12,378	$28,891	$24,069
Operating profit	$3,753	$3,272	$8,269	$5,092
Operating profit as a % of revenue	26.6%	26.4%	28.6%	21.2%
North America revenues increased by $1.8 million for the three months ended June 30, 2023 from the three months ended June 30, 2022 (see “Revenues” above). North America expenses increase by $1.3 million for the three months ended June 30, 2023 from the three months ended June 30, 2022. The increase was primarily due to $581,000 increase in member acquisition costs, $197,000 increase in expenses from third-party partners of the Travelzoo Network, $161,000 increase in salary and headcount related expenses, $151,000 increase in professional service expenses and $100,000 increase in software license expenses.
North America revenues increased by $4.8 million for the six months ended June 30, 2023 from the six months ended June 30, 2022 (see “Revenues” above). North America expenses increase by $1.6 million for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to the increase in member acquisition costs.
Travelzoo Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$5,887	$4,354	$11,774	$10,288
Operating profit	$(239)	$(1,472)	$218	$(1,294)
Operating profit as a % of revenue	(4.1)%	(33.8)%	1.9%	(12.6)%
Europe revenues increased by $1.5 million for the three months ended June 30, 2023 from the three months ended June 30, 2022 (see “Revenues” above). Europe expenses increased by $300,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to $197,000 increase in marketing expenses and $111,000 increase in professional service expenses
Europe revenues increased by $1.5 million for the six months ended June 30, 2023 from the six months ended June 30, 2022 (see “Revenues” above). Europe expenses decreased by $26,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to $347,000 decrease in salary and headcount related expenses, offset partially by $283,000 increase in marketing expenses
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $21,000 and $79,000 for the three and six months ended June 30, 2023, respectively. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $200,000 and $165,000 for the three and six months ended June 30, 2022, respectively.

Jack’s Flight Club

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$1,095	$952	$2,043	$1,775
Operating profit (loss)	$97	$161	$52	$184
Operating profit (loss) as a % of revenue	8.9%	16.9%	2.5%	10.4%

Jack’s Flight Club revenues increased by $143,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 (see “Revenues” above). Jack’s Flight Club expenses increased by $207,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to an increase in advertising and marketing expenses.
Jack’s Flight Club revenues increased by $268,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 (see “Revenues” above). Jack’s Flight Club expenses increased by $400,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to an increase in advertising and marketing expenses.
New Initiatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$13	$5	$21	$10
Operating profit (loss)	$(338)	$(180)	$(555)	$(282)
New Initiatives segment consists of Travelzoo licensing business and Travelzoo META subscription service and Metaverse experience scouting and development business.
Licensing revenue was $13,000 and $5,000 for the three months ended June 30, 2023 and 2022, respectively. New Initiatives segment expenses increased by $166,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to $124,000 increase in product development and product marketing expenses and $42,000 increase in in salary and related expenses.
Licensing revenue was $21,000 and $10,000 for the six months ended June 30, 2023 and 2022, respectively. New Initiatives segment expenses increased by $284,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to $184,000 increase in product development and product marketing expenses and $100,000 increase in in salary and related expenses.
Liquidity and Capital Resources
As of June 30, 2023, we had $19.5 million in cash and cash equivalents, of which $13.3 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We also had $675,000 in restricted cash held in the U.S. as of June 30, 2023.
Cash, cash equivalents and restricted cash increased $819,000 from $19.4 million as of December 31, 2022 to $20.2 million as of June 30, 2023 primarily due to $5.6 million cash provided by operating activities, offset partially by the $5.2 million cash used by financing activities.

As of June 30, 2023, the Company had merchant payables of $23.9 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $4.3 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between July 2023 through December 2025 with the majority of vouchers expiring during 2023; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2023 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$5,650	$(16,990)
Net cash used in investing activities	(44)	(1,028)
Net cash provided by (used in) financing activities	(5,169)	1,885
Effect of exchange rate changes on cash, cash equivalents and restricted cash	382	(2,176)
Net increase (decrease) in cash, cash equivalents and restricted cash	$819	$(18,309)
Net cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2023 was $5.6 million, which primarily consisted of net income of $6.3 million, $882,000 increase in non-cash items and $1.6 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $945,000 for depreciation and amortization and $827,000 for stock-based compensation, offset partially by $829,000 reversal of reserves from accounts receivable and other. The decrease in cash from changes in operating assets and liabilities was primarily due to $8.6 million decrease in merchant payables and $2.4 million decrease in accounts payable, offset partially by $3.9 million increase in accounts receivable and 2.6 million increase in accrued expenses and other.
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
Cash refunds for income tax, net of payment made, during the six months ended June 30, 2023 was $494,000. Cash paid for income tax, net of refunds received, during the six months ended June 30, 2022 was $771,000 .
Net cash used in investing activities for the six months ended June 30, 2023 was $44,000. The cash used in investing activities for the six months ended June 30, 2023 was primarily consisted of the $157,000 purchases of property and equipment, offset partially by $113,000 proceeds from repayment of the Japan loan. Net cash used in investing activities for the six months ended June 30, 2022 was $1.0 million. The cash used in investing activities for the six months ended June 30, 2022 was primarily consisted of the $1.0 million for purchases of intangible assets.
Net cash used for financing activities for the six months ended June 30, 2023 was $5.2 million which primarily consisted of the repurchase of common stocks. Net cash provided by financing activities for the six months ended June 30, 2022 was $1.9 million which primarily consisted of the proceeds from exercise of stock options.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $17.5 million as of June 30, 2023. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principle Accounting Officer (PAO), as of June 30, 2023, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are not effective due to the material weakness in internal control over financial reporting noted below to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.

However, after giving full consideration to the material weakness, management, including our CEO and PAO, that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

Material Weakness

As we reported in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 and Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2023, we have identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process. Specifically, the Company did not have internal financial staff with sufficient specific expertise to ensure complete and timely financial reporting and disclosures related to technical and complex accounting transactions.

Remediation Plan

We have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above. Specifically, we realigned certain of our personnel (including recruiting for additional headcount in Finance), improved reporting processes, and designed and implemented new controls in preparation for the next non-routine, non-recurring, unusual or complex transaction. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time.

Changes in Internal Control over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended June 30, 2023, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 658,938 shares of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares the May Yet be Purchased Under the Program
April 1, 2023–April 30, 2023	362,854	$6.26	2,273,111	296,084
May 1, 2023–May 31, 2023	296,084	$8.14	2,410,481	—
	658,938		4,683,592
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In 2022, the Company repurchased 306,375 shares of common stock for an aggregate purchase price of $1.6 million. As of December 31, 2022, there were 693,625 shares remaining to be repurchased under this program. The Company repurchased 34,687 shares of common stock in the first quarter of 2023 for $186,000. The Company repurchased 658,938 shares of common stock in the second quarter of 2023 for $4.7 million. As of June 30, 2023, the Company finished this stock repurchase program.
On July 26, 2023, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. Purchases may be made, from time to time, in the open market and will be funded from available cash. The number of shares to be purchased and the timing of purchases will be based on the level of Travelzoo’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.
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