Form 10-Q
period 2023-09-30
TRAVELZOO
filed 2023-11-08
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 3, 2023 was 13,971,776 shares.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,901	$18,693
Accounts receivable, less allowance for doubtful accounts of $1,372 and $1,468 as of September 30, 2023 and December 31, 2022, respectively	10,684	13,820
Prepaid income taxes	690	1,778
Prepaid expenses and other	1,727	1,289
Assets from discontinued operations	7	11
Total current assets	29,009	35,591
Deposits and other	2,472	5,094
Deferred tax assets	3,274	3,222
Restricted cash	675	675
Operating lease right-of-use assets	6,334	7,440
Property and equipment, net	621	657
Intangible assets, net	2,479	3,651
Goodwill	10,944	10,944
Total assets	$55,808	$67,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,856	$4,271
Merchant payables	23,717	32,574
Accrued expenses and other	4,367	5,049
Deferred revenue	2,811	2,216
Income tax payable	285	—
Operating lease liabilities	2,568	2,972
Liabilities from discontinued operations	453	452
Total current liabilities	37,057	47,534
Long-term operating lease liabilities	7,141	8,326
Other long-term liabilities	4,894	2,563
Total liabilities	49,092	58,423
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 14,166 shares issued and outstanding as of September 30, 2023, 16,505 shares issued and 15,704 outstanding as of December 31, 2022)	142	165
Treasury stock (at cost, 801 shares at December 31, 2022)	—	(7,130)
Additional paid in capital	5,186	23,274
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	(4,753)	(4,753)
Retained earnings	15,789	7,142
Accumulated other comprehensive loss	(4,803)	(4,905)
Total Travelzoo stockholders’ equity	2,024	4,256
Non-controlling interest	4,692	4,595
Total stockholders’ equity	6,716	8,851
Total liabilities and stockholders’ equity	$55,808	$67,274

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$20,599	$15,849	$63,328	$51,991
Cost of revenues	2,665	2,324	8,236	7,319
Gross profit	17,934	13,525	55,092	44,672
Operating expenses:
Sales and marketing	9,840	8,512	29,278	25,573
Product development	525	484	1,533	1,391
General and administrative	4,460	4,256	13,188	13,735
Total operating expenses	14,825	13,252	43,999	40,699
Operating income	3,109	273	11,093	3,973
Other income, net	314	836	1,143	2,454
Income from continuing operations before income taxes	3,423	1,109	12,236	6,427
Income tax expense	1,018	317	3,487	2,213
Income from continuing operations	2,405	792	8,749	4,214
Income (loss) from discontinued operations, net of taxes	(5)	5	(5)	4
Net income	2,400	797	8,744	4,218
Net income attributable to non-controlling interest	52	2	97	36
Net income attributable to Travelzoo	$2,348	$795	$8,647	$4,182

Net income attributable to Travelzoo—continuing operations	$2,353	$790	$8,652	$4,178
Net income (loss) attributable to Travelzoo—discontinued operations	$(5)	$5	$(5)	$4

Income per share—basic
Continuing operations	$0.16	$0.06	$0.57	$0.34
Discontinued operations	$—	$—	$—	$—
Net income per share —basic	$0.16	$0.06	$0.57	$0.34

Income per share—diluted
Continuing operations	$0.16	$0.06	$0.57	$0.33
Discontinued operations	$—	$—	$—	$—
Income per share—diluted	$0.16	$0.06	$0.56	$0.33

Shares used in per share calculation from continuing operations—basic	14,769	12,489	15,242	12,354
Shares used in per share calculation from discontinued operations—basic	14,769	12,489	15,242	12,354

Shares used in per share calculation from continuing operations—diluted	14,821	12,578	15,307	12,586
Shares used in per share calculation from discontinued operations—diluted	14,821	12,578	15,307	12,586

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,400	$797	$8,744	$4,218
Other comprehensive income:
Foreign currency translation adjustment	(113)	(811)	102	(1,551)
Total comprehensive income	$2,287	$(14)	$8,846	$2,667

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$8,744	$4,218
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,417	1,652
Stock-based compensation	1,187	1,456
Deferred income tax	(111)	701
Loss on long-lived assets	10	38
Gain on equity investment in WeGo	—	(196)
Net foreign currency effect	53	34
Reversal of loss on accounts receivable, refund reserve and other	(944)	(3,402)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,317	2,540
Prepaid income taxes	1,128	354
Prepaid expenses and other	2,232	41
Accounts payable	(1,704)	401
Merchant payables	(8,757)	(28,894)
Accrued expenses and other	574	153
Income tax payable	293	(185)
Other liabilities, net	1,854	240
Net cash provided by (used in) operating activities	9,293	(20,849)
Cash flows from investing activities:
Proceeds from repayment of note receivable	113	—
Purchases of intangible assets	—	(1,049)
Proceeds from sale of equity investment in WeGo	—	196
Purchases of property and equipment	(217)	(236)
Net cash used in investing activities	(104)	(1,089)
Cash flows from financing activities:
Repurchase of common stock	(11,766)	(1,170)
Proceeds from short swing settlement	—	46
Exercise of stock options, net of taxes paid for net share settlement	(299)	1,885
Net cash provided by (used in) financing activities	(12,065)	761
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	(3,267)
Net decrease in cash, cash equivalents and restricted cash	(2,796)	(24,444)
Cash, cash equivalents and restricted cash at beginning of period	19,378	44,989
Cash, cash equivalents and restricted cash at end of period	$16,582	$20,545
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$(228)	$1,234
Right-of-use assets obtained in exchange for lease obligations—operating leases	$512	$—
Cash paid for amounts included in the measurement of lease liabilities	$2,499	$2,405
Non-cash consideration for purchase of intangible asset	$—	$1,150
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	15,170	$152	$—	$11,816	$(9,537)	$(4,753)	$13,441	$(4,690)	$6,429	$4,640	$11,069
Stock-based compensation expense	—	—	—	359	—	—	—	—	359	—	359
Repurchase of common stock (1)	—	—	(6,999)	—	—	—		—	(6,999)	—	(6,999)
Retirement of treasury stock	(1,000)	(10)	6,999	(6,989)	—	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	(4)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(113)	(113)	—	(113)
Net income	—	—	—	—	—	—	2,348	—	2,348	52	2,400
Balances, September 30, 2023	14,166	$142	$—	$5,186	$(9,537)	$(4,753)	$15,789	$(4,803)	$2,024	$4,692	$6,716

(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
										As Restated	As Restated
Balances, June 30, 2022	13,091	$131	$(5,488)	$7,426	$—	$—	$3,895	$(4,533)	$1,431	$4,634	$6,065
Stock-based compensation expense	—	—		325	—	—	—	—	325	—	325
Repurchase of common stock	—	—	(1,170)	—	—	—	—	—	(1,170)	—	(1,170)
Proceeds from short swing settlement	—	—	—	46	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	—	—	—	(811)	(811)	—	(811)
Net income	—	—	—	—	—	—	795	—	795	2	797
Balances, September 30, 2022	13,091	$131	$(6,658)	$7,797	$—	$—	$4,690	$(5,344)	$616	$4,636	$5,252

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2023	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256	$4,595	$8,851
Stock-based compensation expense	—	—		1,187	—	—	—	—	1,187	—	1,187
Repurchase of common stock (1)	—	—	(11,868)	—	—	—	—	—	(11,868)	—	(11,868)
Retirement of treasury stock	(2,495)	(24)	18,998	(18,974)	—	—	—	—	—	—	—
Exercise of stock options and taxes paid for net share	156	1	—	(301)	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustment	—	—	—	—	—	—	—	102	102	—	102
Net income	—	—	—	—	—	—	8,647	—	8,647	97	8,744
Balances, September 30, 2023	14,166	$142	$—	$5,186	$(9,537)	$(4,753)	$15,789	$(4,803)	$2,024	$4,692	$6,716

(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
										As Restated	As Restated
Balances, January 1, 2022	12,551	$126	$(5,488)	$4,415	—	—	$508	$(3,793)	$(4,232)	$4,600	$368
Stock-based compensation expense	—	—	—	1,456	—	—	—	—	1,456	—	1,456
Repurchase of common stock	—	—	(1,170)	—	—	—	—	—	(1,170)	—	(1,170)
Proceeds from exercise of stock options, net of share settlement	540	5	—	1,880	—	—	—	—	1,885	—	1,885
Proceeds from short swing settlement	—	—	—	46	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Net income	—	—		—	—	—	4,182	—	4,182	36	4,218
Balances, September 30, 2022	13,091	$131	$(6,658)	$7,797	$—	$—	$4,690	$(5,344)	$616	$4,636	$5,252

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
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc. ("Azzurro"), and also completed a private placement of newly issued shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date; and (c) the transfer to the Company of all outstanding capital stock of MTE. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022. During the six months ended June 30, 2023, Azzurro paid the interest of $285,000, but did not pay the principal amount of the note. The Company submitted a letter to Azzurro seeking payment. In October 2023, the parties agreed upon a new payment plan. Azzurro shall pay the outstanding principal in five installment payments starting in October 2023 and ending in February 2024. Interest on the outstanding principal amount shall accrue at a 16% annual interest rate beginning on July 1, 2023. Azzurro paid the interest of $190,000 in the three months ended September 30, 2023. See Note 3: Acquisitions in the unaudited condensed consolidated financial statements for further information.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2023, Jack’s Flight Club had over 2 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $113,000 was repaid during the nine months ended September 30, 2023, and the remaining is expected to be paid off in 2023.

The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of September 30, 2023. The Company recognized royalties of $9,000 and $13,000 for its licensing arrangements from the licensee in Japan for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any royalty from Travelzoo Japan in 2022.
The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $9,000 and $8,000 for its licensing arrangements from the licensee in Australia for the three months ended September 30, 2023 and 2022, respectively. The Company recognized royalties of $26,000 and $18,000 for its licensing arrangements from the licensee in Australia for the nine months ended September 30, 2023 and 2022, respectively.
Government funding
In January 2022, July 2022 and May 2023, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately $1.2 million, $494,000 and $205,000 from the German Federal Government Bridging Aid III plan, Bridging Aid III+ and Bridging Aid IV, respectively. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022, July of 2022, and May 2023. The Company has to submit a final declaration in connection with the grant and the declaration date has been extended from June 30, 2023 to December 31, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million, $494,000 and $205,000 gains in Other income, net in the first and third quarters of 2022 and second quarter of 2023, respectively.
The Company also received $10,000 and $164,000 job retention related funding from Canada in the three and nine months ended September 30, 2022. Such funding was recorded against salary and related expenses. The Company did not receive job retention related funding in 2023.
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
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of September 30, 2023, holds approximately 48.0% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 3.6% of the Company's outstanding shares as of September 30, 2023.

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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and the Company makes no representations related thereto.
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
Deferred revenue primarily consists of customer prepayments and undelivered performance obligations related to the Company’s contracts with multiple performance obligations. As of December 31, 2022, $1.2 million was recorded as deferred revenue for Jack's Flight Club, of which $1.2 million was recognized in the nine months ended September 30, 2023, $981,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $886,000 was recognized as revenue in the nine months ended September 30, 2023. As of September 30, 2023, the deferred revenue balance was $2.8 million, of which $1.8 million was for Jack's Flight Club and the remaining $1.0 million was for Travelzoo North America and Travelzoo Europe.

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

For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy has been adjusted starting April 1, 2022, back to fully refundable within fourteen days of purchase unless a surcharge is paid at the time of the voucher purchase for the right to be fully refundable. The expiration dates of vouchers range between October 2023 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2023, the Company had approximately $5.9 million of unredeemed vouchers that had been sold through September 30, 2023, representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $421,000 for these unredeemed vouchers as of September 30, 2023, which is recorded as a reduction of revenues and is reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold through 2022 representing the Company’s commission earned from the sale and estimated a refund liability of $1.3 million for these unredeemed vouchers as of December 31, 2022, which was recorded as a reduction of revenues and was reflected as a current liability in accrued expenses and other on the condensed consolidated balance sheet. The Company has recorded merchant payables of $23.7 million as of September 30, 2023 related to unredeemed vouchers. Insertion orders and merchant agreements for Local Deals are typically for periods between one month and twelve months and are not automatically renewed except for merchant contracts in foreign locations. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to members. Specifically, if the financial condition of our advertisers, the business that is providing the vouchered service, were to deteriorate, affecting their ability to provide the services to our members, additional reserves for refunds to members may be required and may adversely affect future revenue as the liability is recorded against revenue.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, the Company first uses a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs an impairment test by comparing the book value of net assets to the fair value of the reporting units. The Company performed its annual impairment test as of October 31, 2022, and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the nine months ended September 30, 2023.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. The accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of September 30, 2023 and December 31, 2022, the Company did not have any customers that accounted for 10% or more of accounts receivables.
As of September 30, 2023, the Company had merchant payables of $23.7 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $8.0 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between October 2023 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, management expects that cash on hand as of September 30, 2023 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if the Company’s business is not profitable, or if the Company’s planned targets for cash flows from operations are not met, the Company may need to obtain additional financing to meet its working capital needs in the future. The Company believes that it could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to the Company, if at all.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$15,901	$18,693
Restricted cash	675	675
Cash, cash equivalents and restricted cash–discontinued operations	6	10
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$16,582	$19,378
The Company’s restricted cash was included in noncurrent assets as of September 30, 2023 and December 31, 2022.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Travelzoo—continuing operations	$2,353	$790	$8,652	$4,178
Net loss attributable to Travelzoo—discontinued operations	$(5)	$5	$(5)	$4
Denominator:
Weighted average common shares—basic	14,769	12,489	15,242	12,354
Effect of dilutive securities: stock options	52	89	65	232
Weighted average common shares—diluted	14,821	12,578	15,307	12,586

Income per share—basic
Continuing operations	$0.16	$0.06	$0.57	$0.34
Discontinued operations	—	—	—	—
Net income per share —basic	$0.16	$0.06	$0.57	$0.34

Income per share—diluted
Continuing operations	$0.16	$0.06	$0.57	$0.33
Discontinued operations	—	—	—	—
Net income per share—diluted	$0.16	$0.06	$0.56	$0.33

For the three months ended September 30, 2023 and 2022, options to purchase 950,000 and 850,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For each of the nine months ended September 30, 2023 and 2022, options to purchase 750,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro
In connection with the development of Travelzoo META, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. Azzurro was the Company’s largest shareholder as of the time of this transaction, and Azzurro and Ralph Bartel owned as of December 31, 2022 approximately 50.3% of the Company’s outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of Travelzoo to Azzurro, in exchange for certain consideration, and on the Closing Date, the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of $15.2 million. The purchase price was paid as follows: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note issued on the Closing Date and payable by June 30, 2023 with accrued interest of 12%; and (c) the transfer to the Company of all outstanding capital stock of MTE, which transfer was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company records the $4.8 million promissory note as Note receivable from shareholder in the stockholders’ equity section on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, Azzurro paid the interest of $285,000, but did not pay the principal amount of the note. The Company submitted a letter to Azzurro seeking payment. In October 2023, the parties agreed on a payment plan. Azzurro shall pay the outstanding principal in five installment payments starting in October 2023 and ending in February 2024. Interest on the outstanding principal amount shall accrue at a 16% annual interest rate beginning on July 1, 2023. Azzurro paid the interest of $190,000 in the three months ended September 30, 2023.
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
As a result of the MTE acquisition, the Company also assumed MTE’s historical net operating loss carryforwards of approximately $64.7 million. While these net operating losses (NOLs) may be used to offset future taxable income, given certain accounting considerations for the transaction, the Company determined it is appropriate to record an uncertain tax benefit liability in accordance with ASC Topic 740—Income Taxes. Subject to the provisions of the SPA, Azzurro agreed to indemnify Travelzoo for tax related liabilities in the event of the inability of the Company to utilize any NOLs of MTE as a result of any breach of or inaccuracy in any representation or warranty made by Azzurro, which included the representation that NOLs will be available for use by the Company after the closing for federal and analogous state income tax purposes, including pursuant to section 381(a) of the U.S. tax code, and that, as of the date of the SPA, no NOLs of MTE are subject to any limitation, restriction or impairment on its use. Based on the terms of the agreement, the Company believes that with the uncertain tax position recognized related to the acquired NOLs, the Company has the right to claim losses against Azzurro if NOLs are not able to be utilized. Therefore, the Company recorded an indemnification asset of $9.5 million for the relative fair value of this indemnification. Any losses indemnified by Azzurro related to the inability to utilize MTE’s net operating loss carry forwards shall be satisfied by Azzurro returning to the Company the number of shares of common stock of Travelzoo corresponding to the value of the loss. Accordingly, the Company has classified this tax indemnification asset as contra-equity in the accompanying condensed consolidated financial statements.

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
The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill. Accordingly, the Company allocated $3.5 million to customer relationships, $2.5 million to trade name and $660,000 to non-compete agreements and the remaining $13.1 million to goodwill. The acquisition related costs were not significant and were expensed as incurred. Jack’s Flight Club’s results have been included in the accompanying financial statements from the dates of acquisition. The Company performed an annual impairment test in October and did not identify any further indicators of impairment as of December 31, 2022. The Company also did not identify any indicators of impairment during the nine months ended September 30, 2023.
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

The following table represents the activities of intangible assets for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Jack’s Flight Club	Secret Escape Spain	Secret Escape U.S.
Intangible assets—January 1, 2022	3,426
Acquisitions—March 2022	—	445	1,751
Amortization of intangible assets with definite lives	(226)	(12)	(195)
Intangible assets—March 31, 2022	3,200	433	1,556
Amortization of intangible assets with definite lives	(217)	(34)	(194)
Intangible assets—June 30, 2022	2,983	399	1,362
Amortization of intangible assets with definite lives	(216)	(30)	(194)
Intangible assets—September 30, 2022	2,767	369	1,168
Amortization of intangible assets with definite lives	(216)	(42)	(195)
Impairment of trade name—December 31, 2022	(200)	—	—
Intangible assets—December 31, 2022	2,351	327	973
Amortization of intangible assets with definite lives	(168)	(39)	(195)
Intangible assets—March 31, 2023	2,183	288	778
Amortization of intangible assets with definite lives	(158)	(36)	(194)
Intangible assets—June 30, 2023	2,025	252	584
Amortization of intangible assets with definite lives	(157)	$(29)	$(195)
Intangible assets—September 30, 2023	$1,868	$223	$389

Amortization expense for acquired intangibles was $381,000 and $440,000 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for acquired intangibles was $1.2 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Expected future amortization expense of acquired intangible assets as of September 30, 2023 is as follows (in thousands):

Years ending December 31,
2023 (excluding the nine months ended September 30, 2023)	396
2024	588
2025	46
$1,030
The Company performed its annual impairment testing of Trade name as of October 31, 2022 using a relief from royalty method. As previously discussed, the Company’s impairment test indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired for $200,000 in 2022. The Company did not identify any indicators of impairment during the nine months ended September 30, 2023. As of September 30, 2023, the carrying value of the Trade name was $1.5 million.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. Accruals for legal contingencies were not material as of September 30, 2023 and December 31, 2022. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

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
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all states. Although the Company has settled the unclaimed property claims with all states, the Company may still receive inquiries from certain potential Netsurfers promotional shareholders that had not provided their state of residence to the Company by April 25, 2004. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for which their residence was unknown to the Company. The Company did not make material payments for the nine months ended September 30, 2023 and 2022.
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
The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to seven years. Refer to Note 11 for leases as of September 30, 2023. The Company maintained standby letters of credit (“LOC”) serve as collateral issued to the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
The Company has purchase commitments aggregating approximately $308,000 as of September 30, 2023, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company’s effective tax rate from continuing operations was 30% and 29%, respectively, for the three months ended September 30, 2023 and 2022. The Company’s effective tax rate for the three months ended September 30, 2023 changed from the three months ended September 30, 2022 primarily due to an increase in certain foreign losses not benefited in the three months ended September 30, 2023. The Company’s effective tax rate was 28% and 34%, respectively, for the nine months ended September 30, 2023 and 2022. Our effective tax rate changed for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to a decrease in non-deductible stock compensation in the nine months ended September 30, 2023.
As of September 30, 2023, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $737,000.
The Company maintains liabilities for uncertain tax positions. As of September 30, 2023, the Company had approximately $22.6 million in total unrecognized tax benefits, of which up to $16.3 million would favorably affect the Company’s effective income tax rate if realized.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2023 and December 31, 2022, the Company had approximately $628,000 and $704,000 in accrued interest and penalties, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2018 and forward and is subject to California tax examinations for years after 2017.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$(4,690)	$(4,533)	$(4,905)	$(3,793)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(113)	(811)	102	(1,551)
Ending balance	$(4,803)	$(5,344)	$(4,803)	$(5,344)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest in total and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. During the nine months ended September 30, 2023, 50,000 options were exercised and 18,098 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of September 30, 2023, 100,000 options were outstanding, all of which were fully vested. Total stock-based compensation related to these option grants of $48,000 and $72,000 was recorded in general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation related to these option grants of $193,000 and $217,000 was recorded in general and administrative expenses for each of the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, Stock-based compensation related to this grant was fully expensed.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Total stock-based compensation related to these option grants of $385,000 was recorded in general and administrative expenses for the three months ended March 31, 2022. Stock-based compensation related to this grant was fully expensed by the end of the first quarter of 2022. During the second quarter of 2023, the remaining 200,000 options were exercised and 121,307 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee’s departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. During the nine months ended September 30, 2023, 50,000 options were exercised and 16,619 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of September 30, 2023, 25,000 options were outstanding and none of these options were vested. Total stock-based compensation related to these option grants of $25,000 and $0 was recorded in general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation related to these option grants of $74,000 and $98,000 was recorded in general and administrative expenses for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was approximately $49,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.5 years.

On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of September 30, 2023, 50,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $36,000 was recorded in general and administrative expenses for each of the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation related to this option grant of $108,000 was recorded in general and administrative expenses for each of the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was approximately $179,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.3 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of September 30, 2023, 600,000 options were outstanding and 450,000 of these options were vested. Total stock-based compensation related to this option grant of $216,000 was recorded in general and administrative expenses for each of the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation related to this option grant of $649,000 was recorded in general and administrative expenses for each of the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was approximately $216,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. As of September 30, 2023, 100,000 options were outstanding. Total stock-based compensation related to this option grant of $60,000 was recorded in sales and marketing expenses for the six months ended June 30, 2023 and thus 16,666 shares were vested. The Company did not record stock-based compensation expense for the three months ended September 30, 2023. As of September 30, 2023, there was approximately $308,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.8 years.
In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2025. As of September 30, 2023, 200,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 and $104,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2023. As of September 30, 2023, there was approximately $452,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.3 years.
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

The Company repurchased 34,687 shares of common stock in the first quarter of 2023 for $186,000. The Company repurchased 658,938 shares of common stock in the second quarter of 2023 for $4.7 million. The repurchases were retired and recorded as a reduction of additional paid-in capital. As of June 30, 2023, the Company finished this stock repurchase program.
On July 26, 2023, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,000,000 shares of common stock for an aggregate purchase price of $6.9 million which were retired and recorded as a reduction of additional paid-in capital. This stock repurchase program was completed in the three months ended September 30, 2023.
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
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures for evaluating the operational performance of the Company’s segments.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended September 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$13,094	$6,397	$1,080	$28	$20,599
Intersegment revenues (expenses)	314	(414)	100	—	—
Total net revenues	13,408	5,983	1,180	28	20,599
Operating profit (loss)	$3,015	$267	$144	$(317)	$3,109

Three Months Ended September 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$10,273	$4,721	$847	$8	$15,849
Intersegment revenues (expenses)	217	(217)	—	—	—
Total net revenues	10,490	4,504	847	8	15,849
Operating profit (loss)	$1,021	$(551)	$12	$(209)	$273

Nine Months Ended September 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$41,303	$18,937	$3,039	$49	$63,328
Intersegment revenues (expenses)	996	(1,180)	184	—	—
Total net revenues	42,299	17,757	3,223	49	63,328
Operating profit (loss)	$11,284	$485	$196	$(872)	$11,093

Nine Months Ended September 30, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$34,108	$15,243	$2,622	$18	$51,991
Intersegment revenues (expenses)	451	(451)	—	—	—
Total net revenues	34,559	14,792	2,622	18	51,991
Operating profit (loss)	$6,113	$(1,845)	$196	$(491)	$3,973
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of September 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$183	$102	$—	$336	$—	$621
Total assets excluding discontinued operations	$95,181	$19,563	$19,744	$467	$(79,154)	$55,801

As of December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$375	$86	$—	$196	$—	$657
Total assets excluding discontinued operations	$97,693	$19,253	$18,737	$267	$(68,687)	$67,263
For the three and nine months ended September 30, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of revenue. As of September 30, 2023 and December 31, 2022, the Company did not have any customers that accounted for 10% or more of accounts receivable.

The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Travelzoo North America
Travel	$12,751	$9,660	$40,349	$32,149
Local	657	830	1,950	2,410
Total Travelzoo North America revenues	13,408	10,490	42,299	34,559
Travelzoo Europe
Travel	5,650	4,230	16,746	13,926
Local	333	274	1,011	866
Total Travelzoo Europe revenues	5,983	4,504	17,757	14,792
Jack’s Flight Club	1,180	847	3,223	2,622
New Initiatives	28	8	49	18
Consolidated
Travelzoo Travel	18,401	13,890	57,095	46,075
Travelzoo Local	990	1,104	2,961	3,276
Jack’s Flight Club	1,180	847	3,223	2,622
New Initiatives	28	8	49	18
Total revenues	$20,599	$15,849	$63,328	$51,991

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
United States	$12,225	$9,599	$38,447	$31,464
United Kingdom	4,915	3,883	14,735	11,919
Germany	1,992	1,276	5,225	4,485
Rest of the world	1,467	1,091	4,921	4,123
Total revenues	$20,599	$15,849	$63,328	$51,991

The following table sets forth property and equipment by geographic area (in thousands):

	September 30,	December 31,
	2023	2022
United States	$122	$274
China (Hong Kong)	336	196
Rest of the world	163	187
Total long-lived assets	$621	$657

Note 10: Discontinued Operations

On March 10, 2020, Travelzoo issued a press release announcing that it was exiting its loss-making business in Asia Pacific. The decision supports the Company’s strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company’s Japan and Singapore units, which were held for sale. The Company has classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Sales and marketing	—	—	—	—
Product development	—	—	—	—
General and administrative	5	7	5	15
Total operating expenses	5	7	5	15
Loss from operations	(5)	(7)	(5)	(15)
Other income, net	—	12	—	19
Income (loss) before income taxes	(5)	5	(5)	4
Income tax expense	—	—	—	—
Net income (loss)	$(5)	$5	$(5)	$4
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to Mr. Hajime Suzuki (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained a license to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $113,000 was repaid during nine months ended September 30, 2023, and the remaining is expected to be paid off in 2023. The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of September 30, 2023. The Company recognized royalties of $9,000 and $13,000 for its licensing arrangements from the licensee in Japan for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any royalty from Travelzoo Japan in 2022.

On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the former General Manager of Southeast Asia and Australia of the Company for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5 year term, with an option to renew. The non-exclusive license in China and Hong Kong was terminated by Travelzoo. Travelzoo was not able to estimate whether the AUS Buyer will generate revenues based on the current uncertainties, and no amount has been recorded for future royalties under this agreement. The Company recognized royalties of $9,000 and $8,000 for its licensing arrangements from the licensee in Australia for the three months ended September 30, 2023 and 2022, respectively. The Company recognized royalties of $26,000 and $18,000 for its licensing arrangements from the licensee in Australia for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$6	$10
Accounts receivable, net	—	—
Prepaid expenses and other	1	1
Total assets from discontinued operations	$7	$11
LIABILITIES
Accounts payable	$404	$403
Accrued expenses and other	15	13
Income tax payable	24	24
Deferred revenue	10	12
Total liabilities from discontinued operations	$453	$452

The net cash used in operating activities for the discontinued operations for the nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(4)	$(18)

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
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$548	$510	$1,868	$1,753
Short-term lease cost	26	—	66	—
Variable lease cost	194	137	510	528
Sublease income	(90)	(89)	(270)	(263)
Total lease cost	$678	$558	$2,174	$2,018
Cash payments against the operating lease liabilities totaled $2.5 million and $2.4 million and for the nine months ended September 30, 2023 and 2022. ROU assets obtained in exchange for lease obligations was $512,000 for the nine months ended September 30, 2023. There was no ROU asset obtained in exchange for lease obligations for nine months ended September 30, 2022.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$6,334	$7,440

Liabilities:
Operating lease liabilities	$2,568	$2,972
Long-term operating lease liabilities	7,141	8,326
Total operating lease liabilities	$9,709	$11,298

Weighted average remaining lease term (years)	5.44	5.87
Weighted average discount rate	4.3%	4.3%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$710
2024	2,486
2025	1,879
2026	1,394
2027	1,350
Thereafter	2,925
Total lease payments	10,744
Less interest	(1,035)
Present value of operating lease liabilities	$9,709
Note 12: Non-Controlling Interest
The Company’s consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.

The non-controlling interest for the three and nine months ended September 30, 2023 and 2022 was as follow (in thousands):

Non-controlling interest—January 1, 2022	$4,600
Net income attributable to non-controlling interest	4
Non-controlling interest—March 31, 2022	4,604
Net income attributable to non-controlling interest	30
Non-controlling interest—June 30, 2022	4,634
Net income attributable to non-controlling interest	2
Non-controlling interest—September 30, 2022	4,636
Net loss attributable to non-controlling interest	(41)
Non-controlling interest—December 31, 2022	4,595
Net income attributable to non-controlling interest	8
Non-controlling interest—March 31, 2023	4,603
Net income attributable to non-controlling interest	37
Non-controlling interest—June 30, 2023	4,640
Net income attributable to non-controlling interest	52
Non-controlling interest—September 30, 2023	$4,692
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo and who is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. As of September 30, 2023, Azzurro is the Company’s largest stockholder, and together with Ralph Bartel, in his individual capacity, hold approximately 48.0% of the Company’s outstanding shares. Holger Bartel, the Company’s Global Chief Executive Officer, is Ralph Bartel’s brother and holds approximately 3.6% of the Company’s outstanding shares.
Stock Purchase Agreement between Travelzoo and Azzurro
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. As of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% of the Company’s outstanding shares. See Note 3: Acquisitions in the unaudited condensed consolidated financial statements for further information.
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
Note 14: Subsequent Event
On October 24, 2023, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. Purchases may be made, from time to time, in the open market and will be funded from available cash. The number of shares to be purchased and the timing of purchases will be based on the level of Travelzoo’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

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
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. See Note 3: Acquisitions in the unaudited condensed consolidated financial statements for further information.
Jack’s Flight Club
In January 2020, Travelzoo acquired JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of September 30, 2023, Jack’s Flight Club had over 2 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3 to the unaudited condensed consolidated financial statements for further information.

APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements in Japan and South Korea, as well as Australia, New Zealand and Singapore. The license agreement for Japan provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The territory subject to the license was amended to also include South Korea. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021, $113,000 was repaid during nine months ended September 30, 2023, and the remaining is expected to be paid off in 2023. The Company recorded this loan as current prepaid expense and other on the condensed consolidated balance sheet as of September 30, 2023. The Company recognized royalties of $9,000 and $13,000 for its licensing arrangements from the licensee in Japan for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any royalty from Travelzoo Japan in 2022.

The license agreement for Australia, New Zealand and Singapore provides a license to the licensee to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $9,000 and $8,000 for its licensing arrangements from the licensee in Australia for the three months ended September 30, 2023 and 2022, respectively. The Company recognized royalties of $26,000 and $18,000 for its licensing arrangements from the licensee in Australia for the nine months ended September 30, 2023 and 2022, respectively. We expect the royalty payments to increase over time as the effects of the pandemic subside.
Government funding
In January 2022, July 2022 and May 2023, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received the notification and payment of approximately , $1.2 million, $494,000 and $205,000 from the German Federal Government Bridging Aid III plan, Bridging Aid III+ and Bridging Aid IV, respectively. This program was for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022, July of 2022, and May 2023. The Company has to submit a final declaration in connection with the grant and the declaration date has been extended from June 30, 2023 to December 31, 2023. The Company believes it was eligible to participate in the plan and is entitled to the payment and does not expect significant changes to the amount already received from the final submission. The Company recorded $1.2 million, $494,000 and $205,000 gains in Other income, net in the first and third quarters of 2022 and second quarter of 2023, respectively.
The Company also received $10,000 and $164,000 job retention related funding from Canada in the three and nine months ended September 30, 2022. Such funding was recorded against salary and related expenses. The Company did not receive job retention related funding in 2023.
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
The “Travel” category consists of advertising or publishing revenues, primarily (a) listing fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission from the sale of Getaways vouchers. Listing fees are based on audience reach, placement, number of listings, number of impressions, number of clicks, and actual sales. For publishing revenue, we recognize revenue upon delivery of the emails and delivery of the clicks, over the period of the placement of the advertising. Insertion orders for publishing revenue are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon the sale of the vouchers. Merchant agreements for Getaways advertisers are typically for periods between twelve months and twenty-four months and are not automatically renewed. Since the second quarter of 2020, the Company expanded its vouchers refund policy in order to entice customers given the current economic climate to fully refundable until the voucher expires or is redeemed by the customer. The Company now offers full refunds for vouchers that have not been redeemed or expired. The expiration dates of vouchers range between October 2023 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. The revenues generated from Local Deals vouchers and entertainment offers are based upon a percentage of the face value of the vouchers, commission on actual sales or a listing fee based on audience reach. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers. The Company estimated the refund reserve by using historical and current refund rates by product and by merchant location to calculate the estimated future refunds. As of September 30, 2023, the Company had approximately $5.9 million of unredeemed vouchers that had been sold through September 30, 2023 representing the Company’s commission earned from the sale. The Company had estimated a refund liability of $421,000 for these unredeemed vouchers as of September 30, 2023 which is recorded as a reduction of revenues and is reflected as a current liability in Accrued expenses and other on the consolidated balance sheet. The Company has recorded Merchant Payables of $23.7 million as of September 30, 2023 related to unredeemed vouchers. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Additionally, existing advertisers may shift from one advertising service (e.g., Top 20) to another (e.g., Local Deals and Getaways). These shifts between advertising services by advertisers could result in no incremental revenue or less revenue than in previous periods depending on the amount purchased by the advertisers, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by members.
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
Our ability to continue to generate advertising revenue and generate subscription revenue through Jack’s Flight Club depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our members to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. We may have to increase our expenditure on acquiring traffic to continue to grow or maintain our reach of our publications due to competition. We continue to see a shift in the audience to accessing our services through mobile devices and social media. When funds are available for marketing spend, we are addressing this growing channel of our audience through increased marketing on social media channels. However, we will need to keep pace with technological change and this trend to further address this shift in the audience behavior in order to offset any related declines in revenue.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Increased competition in our industry may require us to increase advertising for our brand and for our products. In order to increase the reach of our publications, we have to acquire a significant number of new members in every quarter and continue to promote our brand. One significant factor that impacts our advertising expenses is the average cost per acquisition of a new member. Increases in the average cost of acquiring new members may result in an increase in sales and marketing expenses as a percentage of revenue. We believe that the average cost per acquisition depends mainly on the advertising rates which we pay for media buys, our ability to manage our member acquisition efforts successfully, the regions we choose to acquire new members and the relative costs for that region, and the degree of competition in our industry. We may decide to accelerate our member acquisition, including through merger and acquisition activity, for various strategic and tactical reasons and, as a result, increase our marketing and other expenses. We expect the average cost per acquisition to increase with our increased expectations for the quality of the members we acquire. We may see a unique opportunity for a brand marketing campaign that will result in an increase in marketing expenses. In addition, there may be a significant number of members that cancel or we may cancel their subscription for various reasons, which may drive us to spend more on member acquisition in order to replace the lost members. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expenses to spur continued growth in members and revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth in members and revenue. We expect to adjust the level of such incremental spending during any given quarter based upon market conditions, as well as our performance in each quarter.
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
With the impact to revenues caused by the global pandemic, spending by the Company in many areas within the business was slowed or stopped, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its employees significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations in order to reduce capital expenditure. We do not anticipate that any additional cost-cutting measures will be necessary at this time. Instead, the Company is beginning to invest again in marketing, technology and human resources in line with the recovery of its revenue from the effects of the pandemic.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.9	14.7	13.0	14.0
Gross profit	87.1	85.3	87.0	86.0
Operating expenses:
Sales and marketing	47.8	53.7	46.2	49.2
Product development	2.5	3.0	2.4	2.7
General and administrative	21.7	26.9	20.8	26.4
Total operating expenses	72.0	83.6	69.4	78.3
Operating income	15.1	1.7	17.6	7.7
Other income, net	1.5	5.3	1.8	4.7
Income from continuing operations before income taxes	16.6	7.0	19.4	12.4
Income tax expense	4.9	2.0	5.5	4.3
Income from continuing operations	11.7	5.0	13.9	8.1
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	11.7	5.0	13.9	8.1
Net income attributable to non-controlling interest	0.3	—	0.2	0.1
Net income attributable to Travelzoo	11.4%	5.0%	13.7%	8.0%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	September 30,
	2023	2022
North America
Total members (1)	16,340,000	16,385,000
Average cost per acquisition of a new member	$2.78	$3.48
Revenue per member (2)	$3.47	$2.73
Revenue per employee (3)	$434,000	$381,000
Mobile application downloads	4,158,000	4,014,000
Social media followers	3,265,000	3,261,000
Europe
Total members (1)	9,302,000	9,075,000
Average cost per acquisition of a new member	$3.71	$3.35
Revenue per member (2)	$2.62	$2.35
Revenue per employee (3)	$243,000	$197,000
Mobile application downloads	2,356,000	2,261,000
Social media followers	898,000	900,000
Jack's Flight Club
Total members	2,325,000	1,872,000
Consolidated
Total members (1)	27,967,000	27,332,000
Average cost per acquisition of a new member	$3.15	$3.43
Revenue per member (2)	$2.71	$2.31
Revenue per employee (3)	$352,000	$297,000
Mobile application downloads	7,524,000	7,181,000
Social media followers	4,163,000	4,161,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Travelzoo North America
Travel	$12,751	$9,660	$40,349	$32,149
Local	657	830	1,950	2,410
Total Travelzoo North America revenues	13,408	10,490	42,299	34,559
Travelzoo Europe
Travel	5,650	4,230	16,746	13,926
Local	333	274	1,011	866
Total Travelzoo Europe revenues	5,983	4,504	17,757	14,792
Jack’s Flight Club	1,180	847	3,223	2,622
New Initiatives	28	8	49	18
Consolidated
Travelzoo Travel	18,401	13,890	57,095	46,075
Travelzoo Local	990	1,104	2,961	3,276
Jack’s Flight Club	1,180	847	3,223	2,622
New Initiatives	28	8	49	18
Total revenues	$20,599	$15,849	$63,328	$51,991
Travelzoo North America
North America revenues increased $2.9 million for the three months ended September 30, 2023 from the three months ended September 30, 2022. This increase was primarily due to $3.1 million increase in Travel revenues, offset partially by $173,000 decrease in Local revenues. The increase in Travel revenue of $3.1 million was primarily due to the $1.1 million increase in Getaways revenue, $1.0 million increase in revenues from Top 20 and Standalone and $763,000 increase in Hotel commission. The decrease in Local revenues of $173,000 was primarily due to the decrease in number of Local Deals vouchers sold.
North America revenues increased $7.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. This increase was primarily due to $8.2 million increase in Travel revenues, offset partially by $460,000 decrease in Local revenues. The increase in Travel revenue of $8.2 million was primarily due to $5.4 million increase as a result of higher revenues from Top 20 and Standalone, $1.6 million increase in hotel commission and $782,000 increase in Getaways revenue. The decrease in Local revenues of $460,000 was primarily due to the decrease in number of Local Deals vouchers sold.
Travelzoo Europe
Europe revenues increased $1.5 million for the three months ended September 30, 2023 from the three months ended September 30, 2022. The increase was primarily due to $1.1 million increase in Travel revenues and $35,000 increase in Local revenue and $298,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $1.1 million was primarily due to the increase in revenues from Top 20 and Standalone. The increase in Local revenues of $35,000 was primarily due to the increase in number of Local Deals vouchers sold.
Europe revenues increased $3.0 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. The increase was primarily due to $3.0 million increase in Travel revenues and $148,000 increase in Local revenue, offset partially by $149,000 negative impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenue of $3.0 million was primarily due to $2.7 million increase as a result of higher revenues from Top 20 and Standalone and $404,000 increase in Hotel commission. The increase in Local revenues of $148,000 was primarily due to the increase in number of Local Deals vouchers sold.

Jack’s Flight Club
Travelzoo acquired 60% of the Shares of Jack’s Flight Club on January 13, 2020. Jack’s Flight Club's premium members pay subscription fees quarterly, semi-annually or annually to receive emails or app notifications of flight deals. Jack’s Flight Club’s revenue increased by $333,000 and $601,000, respectively, for three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to the increase of premium members.
New Initiatives
In 2020, Travelzoo entered into royalty-bearing licensing agreements with local licensees for Australia, Japan, New Zealand, and Singapore. Travelzoo granted licensees the exclusive use of Travelzoo’s brand, but continuously own the existing members as the licensor. In March 2022, the Company announced the development of Travelzoo META, a subscription service that intends to provide members with exclusive access to innovative, high quality Metaverse travel experiences. On December 30, 2022, the Company acquired MTE, a Metaverse experience scouting and development business to support Travelzoo META. Revenue from New Initiatives business segment was $28,000 and $8,000 for the three months ended September 30, 2023 and 2022, respectively. Revenue from New Initiatives business segment was $49,000 and $18,000 for the nine months ended September 30, 2023 and 2022, respectively.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $2.7 million and $2.3 million, respectively, for the three months ended September 30, 2023 and 2022. Cost of revenues was $8.2 million and $7.3 million, respectively, for the nine months ended September 30, 2023 and 2022, respectively.
Cost of revenues increased $341,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to $177,000 increase in credit card fees as a result of increased voucher sales and $110,000 increase in salary and headcount related expenses.
Cost of revenues increased $917,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to $347,000 increase in salary and headcount related expenses, $320,000 increase in credit card fees as a result of increased voucher sales and $218,000 increase in expenses from third-party partners of the Travelzoo Network.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $9.8 million and $8.5 million for the three months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses were $29.3 million and $25.6 million for the nine months ended September 30, 2023 and 2022, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2023 and 2022, advertising expenses accounted for 29% and 25%, respectively, of the total sales and marketing expenses. For the nine months ended September 30, 2023 and 2022, advertising expenses accounted for 28% and 22%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $1.3 million for the three months ended September 30, 2023 from the three months ended September 30, 2022. The increase was primarily due to $628,000 increase in member acquisition costs and $500,000 increase in salary and headcount related expenses.
Sales and marketing expenses increased $3.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. The increase was primarily due to $1.8 million increase in member acquisition costs and $1.4 million increase in salary and headcount related expenses.

Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $525,000 and $484,000 for the three months ended September 30, 2023 and 2022, respectively. Product development expenses were $1.5 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Product development expenses increased $41,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to the expenses of the New Initiative segment for developing Travelzoo META and scouting, compiling and developing Metaverse travel experiences.
Product development expenses increased 142,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to the expenses of the New Initiative segment for developing Travelzoo META and scouting, compiling and developing Metaverse travel experiences.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.5 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively. General and administrative expenses were $13.2 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively.
General and administrative expenses increased $204,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to the increase in bad debt expense.
General and administrative expenses decreased $547,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to the decrease in salary and headcount related expenses which included the decrease of stock-based compensation expense.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income, net was $314,000 and $836,00, respectively, for the three months ended September 30, 2023 and 2022. Other income, net was $1.1 million and $2.5 million, respectively, for the nine months ended September 30, 2023 and 2022.
The decrease of $522,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 was due primarily to the $494,000 German federal government funding for COVID pandemic relief in the three months ended September 30, 2022.
The decrease of $1.3 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was due primarily to the $1.7 million German federal government funding for COVID pandemic relief the Company received in the nine months ended September 30, 2022, offset partially by the $205,000 German federal government funding for COVID pandemic relief the Company received in the six months ended September 30, 2023.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $1.0 million and $317,000, respectively, for the three months ended September 30, 2023 and 2022. Our effective tax rate was 30% and 29%, respectively, for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate changed for the three months ended September 30, 2023 from three months ended September 30, 2022 primarily due to an increase in certain foreign losses not benefited in the three months ended September 30, 2023. Income tax expense was $3.5 million and $2.2 million, respectively, for the nine months ended September 30, 2023 and 2022. Our effective tax rate was 28% and 34%, respectively, for the nine months ended September 30, 2023 and 2022. Our effective tax rate changed for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to a decrease in non-deductible stock compensation in the nine months ended September 30, 2023.

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
Travelzoo North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$13,408	$10,490	$42,299	$34,559
Operating profit	$3,015	$1,021	$11,284	$6,113
Operating profit as a % of revenue	22.5%	9.7%	26.7%	17.7%
North America revenues increased by $2.9 million for the three months ended September 30, 2023 from the three months ended September 30, 2022 (see “Revenues” above). North America expenses increase by $924,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022. The increase was primarily due to $249,000 increase in salary and headcount related expenses, $207,000 increase in member acquisition costs, $180,000 increase in professional service expenses, $153,000 increase in credit card fees as a result of increased voucher sales and $118,000 increase in legal expenses.
North America revenues increased by $7.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 (see “Revenues” above). North America expenses increase by $2.6 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to $1.6 million increase in member acquisition costs and $850,000 increase in salary and headcount related expenses.
Travelzoo Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$5,983	$4,504	$17,757	$14,792
Operating profit	$267	$(551)	$485	$(1,845)
Operating profit as a % of revenue	4.5%	(12.2)%	2.7%	(12.5)%
Europe revenues increased by $1.5 million for the three months ended September 30, 2023 from the three months ended September 30, 2022 (see “Revenues” above). Europe expenses increased by $661,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to $421,000 increase in member acquisition costs and $244,000 increase in salary and headcount related expenses.
Europe revenues increased by $3.0 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 (see “Revenues” above). Europe expenses increased by $635,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to $226,000 increase in professional service expenses, $150,000 increase in member acquisition costs and $111,000 increase in bad debt expense.

Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $13,000 and $87,000 for the three months ended September 30, 2023 and 2022, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $66,000 for the nine months ended September 30, 2023. Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $267,000 for the nine months ended September 30, 2022.
Jack’s Flight Club

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$1,180	$847	$3,223	$2,622
Operating profit (loss)	$144	$12	$196	$196
Operating profit (loss) as a % of revenue	12.2%	1.4%	6.1%	7.5%

Jack’s Flight Club revenues increased by $333,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 (see “Revenues” above). Jack’s Flight Club expenses increased by $201,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to an increase in advertising and marketing expenses.
Jack’s Flight Club revenues increased by $601,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 (see “Revenues” above). Jack’s Flight Club expenses increased by $601,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to an increase in advertising and marketing expenses.
New Initiatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Revenues	$28	$8	$49	$18
Operating profit (loss)	$(317)	$(209)	$(872)	$(491)
New Initiatives segment consists of Travelzoo licensing business and Travelzoo META subscription service and Metaverse experience scouting and development business.
New Initiatives revenues increased $20,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 due to $10,000 revenue from META subscription service and the $10,000 increase in licensing revenue. New Initiatives segment expenses increased by $128,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to increase in product development and product marketing expenses.
New Initiatives revenues increased $31,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 due to $10,000 revenue from META subscription service and the $21,000 increase in licensing revenue. New Initiatives segment expenses increased by $284,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to the increase in product development and product marketing expenses.
Liquidity and Capital Resources
As of September 30, 2023, we had $15.9 million in cash and cash equivalents, of which $10.8 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We also had $675,000 in restricted cash held in the U.S. as of September 30, 2023.
Cash, cash equivalents and restricted cash decreased $2.8 million from $19.4 million as of December 31, 2022 to $16.6 million as of September 30, 2023 primarily due to $11.8 million cash used to repurchase common stock, offset partially by $9.3 million cash provided by operating activities.

As of September 30, 2023, the Company had merchant payables of $23.7 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $8.0 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between October 2023 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Management believes that redemptions may be delayed for international vouchers in the current environment. Based on current projections of redemption activity, we expect that cash on hand as of September 30, 2023 will be sufficient to provide for working capital needs for at least the next twelve months. However, if redemption activity is more accelerated, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing to meet our working capital needs in the future. We believe that we could obtain additional financing if needed, but there can be no assurance that financing will be available on terms that are acceptable to us, if at all.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$9,293	$(20,849)
Net cash used in investing activities	(104)	(1,089)
Net cash provided by (used in) financing activities	(12,065)	761
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	(3,267)
Net decrease in cash, cash equivalents and restricted cash	$(2,796)	$(24,444)
Net cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2023 was $9.3 million, which primarily consisted of net income of $8.7 million and $1.6 million increase in non-cash items, offset partially by $1.1 million decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.4 million for depreciation and amortization and $1.2 million for stock-based compensation, offset partially by $944,000 reversal of reserves from accounts receivable and other. The decrease in cash from changes in operating assets and liabilities was primarily due to $8.8 million decrease in merchant payables and $1.7 million decrease in accounts payable, offset partially by $3.3 million decrease in accounts receivable, $2.3 million decrease in prepaid expenses and other, $1.9 million increase in other liabilities, net. $1.1 million decrease in prepaid income taxes.
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
Cash refunds for income tax, net of payment made, during the nine months ended September 30, 2023 was $228,000. Cash paid for income tax, net of refunds received, during the nine months ended September 30, 2022 was $1.2 million.
Net cash used in investing activities for the nine months ended September 30, 2023 was $104,000. The cash used in investing activities for the nine months ended September 30, 2023 was primarily consisted of the $217,000 purchases of property and equipment, offset partially by $113,000 proceeds from repayment of the Japan loan. Net cash used in investing activities for the nine months ended September 30, 2022 was $1.1 million. The cash used in investing activities for the nine months ended September 30, 2022 was primarily consisted of the $1.0 million for purchases of intangible assets.
Net cash used for financing activities for the nine months ended September 30, 2023 was $12.1 million which primarily consisted of the repurchase of common stocks. Net cash provided by financing activities for the nine months ended September 30, 2022 was $761,000. The cash provided by financing activities for the nine months ended September 30, 2022 was primarily consisted of $1.9 million proceeds from the exercise of stock options, offset partially by $1.2 million for the repurchase of common stock.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $23.2 million as of September 30, 2023. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.

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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principle Accounting Officer (PAO), as of September 30, 2023, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are not effective due to the material weakness in internal control over financial reporting noted below to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended September 30, 2023, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 1,000,000 shares of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
July 1, 2023–July 31, 2023	47,064	$7.80	47,064	952,936
August 1, 2023–August 31, 2023	649,223	$7.06	649,223	303,713
September 1, 2023–September 30, 2023	303,713	$6.40	303,713	—
	1,000,000		1,000,000
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
On July 26, 2023, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,000,000 shares of common stock for an aggregate purchase price of $6.9 million which were retired and recorded as a reduction of additional paid-in capital. This stock repurchase program was completed in the three months ended September 30, 2023.
On October 24, 2023, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. Purchases may be made, from time to time, in the open market and will be funded from available cash. The number of shares to be purchased and the timing of purchases will be based on the level of Travelzoo’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.
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

Date: November 8, 2023