Form 10-K
period 2023-12-31
TRAVELZOO
filed 2024-03-22
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $56,843,000.
The number of shares of the Registrant's common stock outstanding as of March 18, 2024 was 13,224,441 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo® (including its subsidiaries and affiliates, the “Company” or “we”), the club for travel enthusiasts, is a global Internet media company. Travelzoo provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment and local experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Travelzoo attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, websites, social media and mobile applications. The Travelzoo website is visited by over 6 million unique visitors monthly. We have over 4.5 million social media followers on Facebook, Instagram, and Twitter and, to date, our iOS and Android mobile applications have been downloaded 7.5 million times.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iOS and Android apps, the Top 20® email newsletter, Standalone email newsletters, the Travelzoo Network, and Jack's Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack's Flight Club is a subscription service that provides members with information about exceptional airfares.
As of December 31, 2023, we had 31.1 million members worldwide, up from 30.4 million as of December 31, 2022. In North America, Travelzoo had 16.2 million unduplicated members as of December 31, 2023, consistent with December 31, 2022. In Europe, Travelzoo had 9.2 million unduplicated members as of December 31, 2023, up from 9.0 million as of December 31, 2022. Jack’s Flight Club had 2.4 million subscribers as of December 31, 2023, up from 1.9 million as of December 31, 2022.
More than 5,000 travel and local providers use our advertising and marketing services, including Alaska Airlines, DH Travel Services, Entertainment Benefits Group, Exoticca, Fairmont Mayakoba, Fiji Airways, Gate 1 Travel, Globus Family of Brands, Holland America Line, Icelandair (US), Imagine Cruising, Indus Travels Inc., Jetline Travel, KLM Royal Dutch Airlines, Myrtle Beach Area Conventions & Visitors Bureau, Stunning Tours, Swan Hellenic, Tourism Ireland, TraveloDeals, Vacation Express USA Corp and Wingbuddy.com.
We generate revenues from the Travelzoo brand and business primarily from advertising fees from two categories of revenue: Travel and Local. The “Travel” category consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commissions generated from operation of our hotel booking platform and the sale of Getaways vouchers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenue upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders. For Getaways vouchers, we recognize a percentage of the face value of the vouchers upon sale, net of an allowance for future refunds. The "Local" category consists of publishing revenue for negotiated high quality offers from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers.

Jack’s Flight Club revenue is generated from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize revenues monthly pro rata over the respective subscription period.
Travelzoo membership has historically been free, however, beginning in 2024, new members in the United States, Canada, United Kingdom and Germany are charged an annual fee of $40 (or local equivalent), with the 2024 annual fee waived for existing members as of December 31, 2023. For any subscription revenue derived from paid memberships, we recognize revenue monthly pro rata over the subscription periods.
We also license Travelzoo products, services and intellectual property to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to quarterly royalty payments based on a percentage of net revenue. The Company recognized $71,000 and $25,000 in royalties in 2023 and 2022, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
In March 2022 we announced the development of, and in May 2023 we launched, Travelzoo META to extend the range of experiences we offer consumers to the emerging metaverse. This paid membership service currently provides founding members with a limited edition “Travel Companion” non-fungible token (“NFT”) and future access to beta version metaverse travel experiences, as developed. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC, to support Travelzoo META in sourcing prospective travel experiences. MTE also continues to operate its legacy business in retail and fashion, which is included in but not material to the Company’s consolidated results.
In connection with the acquisition of MTE, formerly a wholly-owned subsidiary of Azzurro Capital Inc. ("Azzurro"), the Company completed a private placement of newly issued shares with Azzurro. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder at the time of the MTE acquisition and, as of December 31, 2022, Azzurro and Ralph Bartel, in his individual capacity, owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of the Shares of $15.2 million. The consideration for the Shares consisted of the following: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note, carrying a 12% interest rate per annum, issued on the Closing Date and payable by June 30, 2023; and (c) the transfer to the Company of all outstanding capital stock of MTE, which was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022. In October 2023, the Company and Azzurro agreed to a payment plan for payment of the promissory note in five installments, ending in February 2024, with interest on the outstanding principal accruing at 16% per annum beginning on July 1, 2023.
The Company has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, Travelzoo META and MTE. For the year ended December 31, 2023, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack’s Flight Club operations comprised 5% of revenues. In 2020, the Company classified the results of its Asia Pacific segment as discontinued operations in its consolidated financial statements for all periods presented. Financial information with respect to our business segments and geographic areas appears in Note 12–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report and is incorporated herein by reference.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
As of December 31, 2023, there were 13,574,774 shares of common stock outstanding.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder and, as of December 31, 2023, holds approximately 40.2% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 3.8% of the Company's outstanding shares as of December 31, 2023.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”

Our Industry
The global Travel & Tourism industry, at its peak in 2019, reached $10 trillion of value, representing 10.4% of global GDP, according to the World Travel & Tourism Council (WTTC).
The outbreak of the coronavirus (COVID-19) in 2020, however, had a material impact on the industry, including severe restrictions on and reductions in travel, dining and in-person activities, with the industry size declining by approximately one-half, according to WTTC. The measures implemented to contain COVID-19 correspondingly had a significant negative effect on our business, as many of the Company’s advertising partners paused, canceled, and/or stopped advertising during the global pandemic. Additionally, there were significant levels of cancellations for the Company's hotel partners and travel package partners and refund requests for our vouchers. As airlines were unable to complete or cancelled flights and routes, and people were significantly restricted from traveling, the need for flight alert services was greatly reduced, and consequently premium membership in Jack’s Flight Club declined.
In 2021, the effects of the pandemic started to subside and travel in general started to recover, with the industry growing by 24.7%, according to WTTC. Advertising clients who had previously paused or canceled placements with us began to resume their spending and airlines began adding flights and routes back, increasing inventory. With the returning demand for travel, the need for flight alert services also resumed. Consumer demand in many ways outpaced the readiness of airlines, hotels and restaurants, which had reduced staff to save costs in response to the pandemic. This, in some cases, resulted in an under-supply, causing airline and hotel room prices to increase.
In 2022, the industry continued its rebound, growing by 22% to $7.7 trillion, according to WTTC. As supply and capacity resumed for airlines and hotels, and restaurants returned to normal operations, we experienced increased supply, with many of our partners working with us again to provide exclusive offers for our members.
In 2023, the WTTC anticipates that, despite geo-political disruptions, the global Travel & Tourism industry continued its recovery, growing 23.3% over 2022 and achieving a value of $9.5 trillion, only five percent below the industry’s pre-pandemic peak.
The WTTC forecasts that the global value of travel & tourism will grow by over 50% in the coming decade, expanding the industry’s value, contribution to GDP and employment.
Our mission, as the club for travel enthusiasts, is to provide our members with the highest quality information about the best travel, entertainment and local offers. Based upon this outlook for the travel industry, we believe we are well positioned to continue pursuing our mission and growing our business.
Digital Advertising
Digital advertising, the primary means by which we operate, has been growing continuously. According to Zenith, online advertising continues to lead as the fastest growing category of advertising and is expected to account for 59%, or approximately $550 billion, of global advertising spending in 2024. In addition, according to the Kelsey Group's (BIA/Kelsey) U.S. Local Advertising Forecast in March 2024, local advertising spending will reach $172 billion in 2024. Although traditional media outlets such as print (magazines and newspapers), television and radio continue to be another medium for travel, entertainment and local providers to advertise offers, the percentage spent on advertising in these traditional media outlets has been decreasing.
We believe that several factors are motivating and will continue to motivate travel, entertainment and local providers to focus a majority of their spending on the digital advertising of offers:
•Digital Media Is Consumers' Preferred Information Source. Market research shows that digital media formats are consumers' preferred information source for travel.
•Broad and Timely Audience Reach. With a majority of consumers researching, shopping and transacting on their mobile devices, tablets and computers on a daily basis, we believe digital advertising is the most effective way for businesses to quickly provide relevant information and enter into a consumer’s decision set.
•Other Benefits of Digital Advertising. Other benefits to advertisers of digital compared to traditional media include more precise audience targeting, real-time listings, real-time updates and performance tracking. Digital media also allows advertisers to advertise their sales and specials in a fast, flexible, and cost-effective manner.
We believe that travel, entertainment and local businesses often face the challenge of being able to quickly and effectively market and sell their excess inventory (i.e., airline seats, hotel rooms, cruise cabins, theater seats, spa appointments or restaurant seats that are likely to be unfilled) and, therefore, need a fast, flexible, and cost-effective solution for marketing excess inventory. The solution must be fast because such travel-related services (e.g., flash sales, mistake fares or rates, etc.) are a quickly expiring commodity. The solution must be flexible because the demand for excess inventory is difficult to forecast. The marketing must be cost-effective because excess inventory is often sold at highly discounted prices, which lowers margins.
In contrast, we believe that traditional media formats (print, TV and radio advertising) suffer from a number of limitations with respect to advertising excess inventory, which do not apply to digital advertising and media:
•Advance commitments and scheduling are typically required prior to publication or airing dates, making it difficult to advertise last-minute inventory;
•Ads often cannot be updated (e.g., change price or offer) once published, or deleted when an offer is sold out;
•A small number of traditional media outlets can reduce competition in many markets, resulting in relatively high rates for traditional advertising;
•Detailed performance tracking is often not available for offline advertising in a manner that enables optimization;
•Creative content can be expensive to develop; and
•Delivery of traditional media can be slow, with limited touchpoints to a consumer.
We believe Travelzoo is well-positioned to continue assisting travel partners with advertising their excess inventory, in ways that traditional print, TV and radio advertising cannot, particularly as the demand for travel returns to pre-pandemic levels.
Subscription Services and the Metaverse
Historically, Travelzoo has provided free membership for consumers, while generating revenue from advertising fees and commissions. Upon the acquisition of 60% of Jack’s Flight Club in 2020, we entered the market for paid subscription services, adding another revenue stream to our business. Beginning in 2024, new Travelzoo members are charged an annual fee of $40 (or similar amount in their local currency), with the 2024 annual fee waived for existing members as of December 31, 2023. We cannot yet predict trends in consumer adoption of paid membership for Travelzoo, although we do not anticipate it will contribute materially to our financial results in 2024. We are currently developing various marketing and advertising strategies to acquire new paying members and convert existing free members.
In 2023 we launched Travelzoo META, a paid membership service, to extend the range of travel, entertainment and local experiences we offer to consumers to the Metaverse. According to Precedence Research, the U.S. Metaverse market in 2023 was estimated at approximately $34.2 billion of revenue, which accounted for 37% of global market share. The market is anticipated to grow rapidly, at a compound annual growth rate of 44% over the next five years. The Metaverse offers experiences that can be immersive and provide social features, enabling consumers to virtually travel geographically and through space and time. Travelzoo META opened for founding membership in May, 2023, and is exploring options to further develop its service and offerings, including leveraging the capabilities of MTE, which we acquired in December, 2022. We believe developing a service for Metaverse travel experiences will enable us to be a first-mover in this fast-growing space.

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
		24/7	over 6 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to offers, ability to search and browse by destination or keyword

Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding offers	Weekly	27.0 million members	Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked offers chosen by our internal deal experts from among thousands

Standalone emails	Regionally targeted email newsletter service, usually with a single newsworthy travel and entertainment offer, which can include Local Deals and Getaways offers	As needed	27.0 million members	Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Daily travel and local offers and ideas

Travelzoo Network	A network of third-party websites that list outstanding offers published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel offers that have been handpicked and professionally reviewed by our internal experts

Travelzoo mobile applications	iOS and Android applications that allow users to discover the best travel, entertainment and local offers	On-demand	7.5 million downloads	Allows travel, entertainment and local offers advertisers to reach our audience that is on the go	24/7 access to travel, entertainment and local offers for consumers that are on the go

Jack's Flight Club website	Website available in the U.S, U.K., Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date exceptional airfares to paying members	24/7	316,000 visitors per month	N/A	24/7 access to alerts, travel advice and guides. Ability to change user settings

Jack's Flight Club mobile application	App available in the U.S, U.K., Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date exceptional airfares to paying members	1–12 per week depending on membership level and region	155,000 sessions per month.	N/A	Timely alerts and push notifications of new alerts, 24/7 access to alerts, ability to change user settings and select departure airport

Jack's Flight Club newsletters	Regionally targeted newsletter alerting of outstanding cheap airfares and including articles about travel destinations and other newsworthy travel content. Newsletter includes paid and unpaid subscribers	1–12 per week depending on membership level and region	3 million emails per week to 2.4 million subscribers	N/A	Breaking news flight offers and travel advice

*    For the Travelzoo website, reach information is based on data from Google Analytics. For Top 20, Standalone emails (which can include Local Deals and Getaways), Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2023. For Jack’s Flight Club, reach/usage information is based on data from Google Analytics and internal Jack’s Flight Club statistics as of December 31, 2023.
Our Audience
With over 30 million members worldwide, we attract a high-quality audience of travel enthusiasts. According to a U.S. member survey we conducted in October 2023, over 84% of respondents planned to take 2+ domestic trips in the coming year, 64% had a valid passport (compared to 45% of the overall US population) and 91% were open to new destinations and travel ideas.

We inform our audience about compelling offers sourced from over 5,000 providers worldwide. These offers are published by Travelzoo and its licensees in multiple languages across multiple digital channels and platforms, including email, websites, social media and mobile applications. We publish offers on Travelzoo- and Jack’s Flight Club-branded digital properties, as well as on third-party media properties via the Travelzoo Network, across which we syndicate our offer content.
Benefits to Travel, Entertainment and Local Businesses
Through the quality of our offer content and longstanding trust established in our brand, we attract an active and engaged audience of enthusiasts who our advertisers benefit from accessing. Key features of our services for advertisers include:
•Real-Time Offer Listings and Updates. Our services enable clients to advertise special offers on a real-time basis and update offers as their supply and demand conditions change.
•Real-Time Performance Reports. We provide clients with real-time tracking of the performance of their advertising campaigns, helping them to optimize their spend, by removing or updating unsuccessful listings and further promoting successful listings.
•Global Reach. We offer clients access to our large membership base of over 30 million consumers across the globe.
•Audience Targeting. As members submit their zip codes upon joining Travelzoo services, we are able to present offers to specific audiences that advertisers may perceive as geographically desirable, as well as presenting our Local Deals to members who live or work near those local businesses.
Benefits to Consumers
Travelzoo membership provides consumers with a valuable array of benefits that we believe distinguish our products and services from other providers and engender strong brand equity and loyalty. Key features of our products and services include:
•Curation of Carefully Selected Offers From Extensive Array of Providers. Through our multiple digital products and services, Travelzoo alerts our members to current offers carefully selected by our deal experts from more than 5,000 travel, entertainment and local providers. This saves consumers time when searching for deals, sales and specials.
•Best-in-Market Offers. Travelzoo experts research, negotiate and ensure that offers advertised through Travelzoo meet our high standards for quality and value, giving members peace of mind that they are best-in-market. Leveraging our scale, operating history and strong relationships, we believe the offers we source are generally superior to opportunities members may otherwise access individually or through other providers.
•Current Information. Compared to print, TV or radio advertisements, we provide consumers more current information, since our technology enables suppliers to update their listings on a real-time basis.
•Reliable Information. We operate a Test Booking Center to check the availability of travel, entertainment and local deals before publishing offers to our members.
•Dedicated Member Service. Travelzoo provides members with dedicated member service which we manage, through telephone and email. Our dedicated service team enriches our value proposition for members and reinforces a positive brand association for Travelzoo and our advertiser clients.
Jack’s Flight Club’s flight alert newsletters provide members with the best airfares for their chosen departure airports, as sourced by our expert team of flight finders, utilizing technology to search thousands of data points each day and meeting our rigorous quality standards. To maintain their independence, flight alert newsletters are not sponsored by third parties and Jack’s Flight Club does not receive any commissions or payments for content published within the newsletters.
Growth Strategy
Our growth strategy is predicated on building our trusted travel, entertainment and local brands; increasing the value of our membership base and their engagement with our content; enticing advertisers to provide more exclusive and compelling offers for us to publish, and innovating with new experiences and revenue streams.
•Building Our Trusted Brands. We believe that trust is an essential cornerstone to our brand and has been central to the growth and retention of our membership base over the past twenty-five years. We have built our reputation over time through publishing high-quality content featuring carefully curated offers which members value, and supporting member purchases with excellent service. As travel and entertainment can be complex and highly-considered purchases, we believe that satisfaction is essential to every interaction or transaction our members have with us, and that our brand and reputation support our future growth.

•Increasing the Value and Engagement of Our Membership Base. While media brands often purport relevance and sell advertising placements based on audience size, we believe that advertisers increasingly value the quality of the audiences accessed, as measured by their responsiveness and ultimate purchase behaviors with advertisers’ offers. We continue to strategically evolve our member acquisition strategies in terms of membership features and marketing campaigns, to increase the value of our membership base for our advertiser clients.
•Sourcing More Exclusive and Compelling Offers From Advertisers. Growing our business entails an ongoing confluence of enhancing audience value with expanding the array and improving the value of offers we source from advertiser clients. We have an experienced salesforce that sources and services advertising clients, including through direct outreach and presence at industry conferences. We also maintain an active public relations effort, to drive awareness and promote our brand with trade organizations, other industry participants, consumers and advertisers.
•Innovating With New Experiences and Revenue Streams. In addition to enhancing and growing our established businesses and revenue streams, we seek to leverage our core competencies to innovate and expand our offerings and market opportunities. To date, this has included the acquisition of Jack's Flight Club in 2020, through which we added a subscription revenue stream, and the launch of Travelzoo META in 2023, which seeks to extend the range of travel and entertainment experiences we offer to the emerging Metaverse. In December 2023, we announced that Travelzoo membership, which had historically been free, would carry an annual fee beginning on January 1, 2024, provided the 2024 fee is waived for existing members as of December 31, 2023. As we transition our membership model, we are exploring various strategies to enhance value for our members, advertisers and business.
Advertisers
As of December 31, 2023, our advertiser base included more than 5,000 travel, entertainment and local providers, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Alaska Airlines	Indus Travels Inc.
DH Travel Services	Jetline Travel
Entertainment Benefits Group	KLM Royal Dutch Airlines
Exoticca	Myrtle Beach Area Conventions & Visitors Bureau
Fairmont Mayakoba	Stunning Tours
Fiji Airways	Swan Hellenic
Gate 1 Travel	Tourism Ireland
Globus Family of Brands	Travel Discounters
Holland America Line	TraveloDeals
Icelandair (US)	Vacation Express USA Corp
Imagine Cruising	Wingbuddy.com
As discussed in Note 12–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report and incorporated herein by reference, we did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2023 and 2022. Our agreements with certain advertisers are in the form of multiple insertion orders and merchant agreements from groups of entities under common control.
Sales and Marketing
As of December 31, 2023, our advertising salesforce and sales support staff consisted of 68 employees worldwide. To maintain and expand relationships with partners and suppliers, we attend and sponsor industry conferences and live events, meet with existing and future prospects virtually and in person, and employ public relations to create visibility for our brand.
To promote membership to consumers, we primarily utilize digital marketing efforts. We also source members organically, by word-of-mouth and through our reputation for quality and value.

Technology
We have designed our technology infrastructure to send a large volume of emails, serve a large volume of web traffic and track activity in an efficient and scalable manner.
Travelzoo's production servers are hosted by Microsoft Azure, a cloud-based computing service operated by Microsoft. Microsoft Azure's data center facilities and services include robust high availability, reliability and scalability features. We believe our arrangements with Microsoft Azure will allow us to grow without being limited by our own physical and technological capacity. Because of the design of our websites, our users are not required to download or upload large files from or to our websites, which allows us to continue increasing the number of our visitors and pageviews without adversely affecting our performance or requiring us to make significant additional capital expenditures.
Intellectual Property
We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our intellectual property rights. With respect to our trademarks, we maintain a portfolio of perpetual common law and federally registered trademark rights across several brands and domains relating to our business units, products, services and solutions. We claim copyright protection in our original content that is published on our websites and included in our marketing materials.
Regulatory Matters
Our business is subject to a significant number of federal, state, local and international laws, rules and regulations applicable to online or digital advertising and commercial email marketing. We are also subject to laws, rules, and regulations regarding data collection, privacy and data security, intellectual property ownership and infringement, sweepstakes and promotions and taxation, among others. We own and operate consumer-facing websites in the various regions in which we operate and are subject to the laws, rules, and regulations of those countries as they impact our operations.
These laws, rules, and regulations, which generally are designed to regulate and prevent deceptive practices in advertising and online marketing protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information, are complex, change frequently and have tended to become more stringent over time. In addition, the application and interpretation of these laws, rules, and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.
Employees
As of December 31, 2023, we had 223 employees. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the year ended December 31, 2023, we generated consolidated net income of $12.5 million, of which $12.4 million income was attributable to Travelzoo. In the year ended December 31, 2022, we generated consolidated net income of $6.6 million, of which $6.6 million income was attributable to Travelzoo. Our profitability was adversely impacted in 2022 and 2021 due to the global COVID pandemic. We forecast our future expense levels based on our operating plans and our estimates of future revenues. In the future, depending on various factors, including but not limited to, market conditions, changes in the general economy and the travel industry, we may need to cut expenses to preserve profitability or, alternatively, we may find it necessary to significantly accelerate expenditures to meet increased demand or to maintain brand awareness. We may also expand, upgrade and/or add technology and make investments in existing or new products (including, but not limited to the move to a paid membership model) that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed expectations or cannot be adjusted to reflect slower growth, we may not be profitable.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on our quarter to quarter comparisons of our results of operations, as they are not considered an indication of future performance. Factors that may affect quarterly results include: consumer refund rate; mismatches between resource allocation and client demand due to difficulties in predicting client demand; changes in general economic conditions (perceived or actual) that could impair consumer spending; the magnitude and timing of marketing initiatives, including member acquisition and expansion efforts; the introduction, development, timing, competitive pricing and market acceptance of our products and services (including our move to a paid membership model) and those of our competitors; our ability to attract, hire and retain key personnel; our ability to maintain merchant and member satisfaction such that we are able to continue to attract high-quality merchants and members; our ability to manage our planned growth; our ability to encourage our existing members to engage with our products and services and to convert them to revenue-generating users; technical difficulties or system downtime affecting the Internet or our products and services; and volatility of our operating results in new markets.
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
Expansion of product offerings may result in additional costs that exceed revenue and may trigger additional stock price volatility.
In December of 2023, we announced that effective January 1, 2024, we would be moving to a paid membership model, with existing Travelzoo members grandfathered in through the end of the year. In March of 2022, we announced the creation of our new Metaverse business and in 2023, we launched Travelzoo META Founding Membership, following a test and learn strategy, with plans for the launch of a subscription membership service that provides members with exclusive access to Metaverse travel experiences to follow. We previously expanded our voucher offering to include fully refundable vouchers and later added a surcharge option where members can pay extra for full refundability. We have historically invested in packaging technology and expansion of our hotel booking platform. We may in the future invest in upgraded technology for our email products or invest in completely new technology or products. Such product modifications and expansions may result in an increase in costs in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our expanded product offerings are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. If we cannot attract members to our product offerings, our financial results could be affected. We can give no assurances that any of our product offerings will yield the benefits we expect and will not result in additional costs.
Our voucher products may be adversely impacted by competition and changing consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. This format may require additional investments to maintain and grow the business including the hiring of additional sales personnel and additional spend on customer service, marketing, technology tracking systems and payment processing. Such vouchers had been typically non-refundable or refundable by the Company within 7-14 days of purchase. In March 2020, the Company expanded its voucher products to include fully refundable vouchers, which allowed the consumer to request a refund through the expiration date of the voucher. This shift increased the rate at which our existing customers purchased vouchers. However, as market conditions have continued to shift, we have seen a decline in demand for vouchers again. We therefore pivoted back to 14 day voucher refundability in April 2022, but also added a surcharge option, where members can pay an extra fee for full refundability of the voucher. It is possible in the future that the Company may strategically move away from offering the surcharge or vouchers in general, or the Company may invest further in voucher offerings to expand them from a product perspective. It is also possible that travel restrictions may change again, resulting in consumers being unable to utilize their vouchers in the near-term or at all, meaning we would need to again work with partners to extend travel windows and expiration dates or reinstate full refundability without a surcharge. While we are continually evolving our strategy, we may not always be successful in doing so and the demand for our vouchers may decline or refund rates may increase and may adversely impact revenues.
A change in our estimate of our refund rates with respect to unredeemed vouchers could result in a change of our reported revenues and an increase in our refund rates could reduce our liquidity and adversely affect our profitability.
According to accounting standards for revenue recognition, revenue that is subject to refunds or returns is considered variable consideration and must be constrained so that it is probable that a significant reversal will not occur in the future as the uncertainty is resolved. To comply with this standard, we estimate future refunds and refund rates for Local Deals and Getaways vouchers utilizing a model that incorporates qualitative and quantitative factors, including but not limited to, historical refund rates based on deal category, relative risk of refund based on voucher type, and changing business and market conditions. However, accurately predicting refund rates requires judgement, and we can make no guarantees that our estimates will be correct. If our refund estimates are materially understated, it will result in a reversal of revenues previously reported and we may be required to restate our financial statements for the relevant periods, which could damage our reputation and impact our stock price.
Impairments of goodwill, long-term investments and long-lived assets have a negative impact on our results of operations.
We perform our impairment test annually in October unless there are events that trigger the need for an interim test. No impairment was identified in connection with the annual impairment test for 2023. For the annual impairment test in 2022, we recorded a $200,000 impairment charge in connection with the indefinite lived intangible assets (JFC Trade name). The determination of fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast which may result in additional impairment charges, which could have a material adverse effect on our results of operations.
Our business could be negatively affected by changes in search engine algorithms or other traffic-generating arrangements.
We utilize Internet search engines such as Google, principally through the purchase of travel-related keywords and through organic search, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, travel metasearch engines, and Internet media properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Also, we may scale back our expenditures at any time. Moreover, a search or metasearch engine could alter its search algorithms or display of results, causing a website to place lower in search query results. This would adversely affect our business and financial performance, potentially to a material extent. We could also face a significant decrease in traffic to our websites and/or increased costs. Additionally, in some of our contracts we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our marketing efficiency and results of operations.
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
We believe that the Travelzoo mobile experience continues to present an opportunity for growth. Further development of and investment into our mobile offering is necessary to maintain and grow our business. It is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile applications are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
We may have exposure to additional tax liabilities.
As a global business, we are subject to income taxes as well as non-income based taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of any tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. There could be additional changes to the corporate tax rate in the future. The interpretation and implementation of regulations, rules or guidance that have or may be adopted could have a material impact on our business.
A number of European Union member states have taken steps to unilaterally introduce a services tax. For example, effective in January 2021, Spain began taxing digital services at 3% of revenues for companies that operate globally and have a significant digital footprint in Spain. Many questions remain regarding these digital services taxes. It is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction. The interpretation and implementation of these taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a material adverse impact on our business, results of operations and cash flows.
We also may be subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the U.S. and various foreign jurisdictions. From time to time, the Company may by audited by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income.
The Company’s use of the net operating losses (“NOLs”) of MTE or the NOLs themselves maybe audited by the Internal Revenue Service (“IRS”) or other taxing agency. The IRS may disagree with the Company’s position that the NOLs may be fully utilized, resulting in a whole or partial limitation on the use of the NOLs by the Company.
Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.
Our expansion of our product offerings may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. historically initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of such taxes. We operate our hotel booking platform and packaging technology as an agency model, whereby we facilitate reservations on behalf of a hotel or other supplier, therefore the payment of hotel occupancy taxes and other taxes should be the responsibility of the applicable hotel or packaging partner, which are typically responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility (for hotel bookings, packaging or any other aspects of our business, including Jack’s Flight Club and/or the new paid membership), or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost to our customers and, consequently, could make our services less competitive and reduce reservation transactions and with respect to past transactions, we could have a liability for tax that we did not collect from our customers. This could have a material adverse effect on our business and results of operations.
Our business model may not be adaptable to a changing market.
Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies and still relies significantly on email communications with our members. If current clients/partners decide not to continue or are unable to continue advertising their offers with us and we are unable to replace them with new clients/partners or alternative revenue streams (such as, for example, from the sale of paid memberships), our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or travel industry or if our current or planned business model is not successful. For example, uncertainty surrounding the ability to travel would require us to adapt our product offerings to move away from our reliance on advertising fees and to provide consumers with additional flexibility in order to attract them to purchase. If we do not adapt to these trends fully or quickly enough, we may lose revenue as consumer usage may decline. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
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
Our business depends on our reputation for providing high-quality offers, and our brand and reputation may be harmed by actions taken by advertisers, partners, or merchants that are outside our control. For our Local Deals and Getaways merchants, we face exposure should merchants not fully honor the terms of the offers or the vouchers, including if the merchant were to go out of business or stop providing services for any reason. As for our travel business, although the advertiser is responsible directly to the consumer to provide the offer it advertised, our business can be adversely affected should an advertiser fail to comply with the terms of the advertised offer or provide us with misleading information about the offer that we use in our advertisements. From time to time, merchants and advertisers experience insolvency, bankruptcy or closure of their businesses and can face regulatory issues (including losing their licenses), which can result in the cancellation of services booked by consumers through the advertiser. Advertisers who fail to fulfill the travel services advertised in the promotions run by us can negatively impact our reputation, and advertisers that fail to pay for the advertisements can also negatively impact revenue growth. Moreover, any shortcomings of our advertisers or merchants, particularly with respect to an issue affecting the quality of the offer, may be attributed by our members to us, thus damaging our reputation and potentially affecting our results of operations. In addition, negative publicity and member sentiment generated as a result of fraudulent or deceptive conduct by our merchants or partners could also damage our reputation, reduce our ability to attract new members or retain our current members, and diminish the value of our brand.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in member willingness to receive emails or messages could adversely affect our revenue and business.
Our business is highly dependent upon email and other messaging services. Email offers sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services, if we are unable to successfully deliver emails or messages, or if members decline to open our emails or messages, or purchase any of our advertised offers, our revenue and profitability could be adversely affected. Laws and regulations regulating the sending of commercial emails, including those enacted in foreign jurisdictions (such as Canada, the U.K. and Europe), may affect our ability to deliver emails or messages and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of emails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in costs would materially and adversely affect our revenue and profitability. In addition, the shift in our traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services and could decrease their willingness to be an email member.
“Cookie” laws could negatively impact the way we do business.
A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps to, among other things, store or gather information (e.g., remember log-on details), market to consumers and enhance the user experience. Cookies are valuable tools to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of cookies. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain consumers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our website might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations. Additionally, in January 2024, Google began the process of phasing out third-party cookies in its Chrome browser. We expect that similar changes to Apple, Google or other browser or mobile platforms could occur, further limiting our ability to optimize performance for consumers.
Our reported total number of members may be higher than the number of our actual individual members and may not be representative of the number of persons who are active potential customers.
The total number of members we report may be higher than the number of our actual individual members because some members have multiple registrations, other members have died or become incapacitated and others may have registered under fictitious names or with email addresses they no longer use, and different members may have selected different preferences for email communications. Given the challenges inherent in identifying these members, we do not have a reliable system to accurately identify the number of actual individual members, and thus we rely on the number of total members shown on our records as our measure of the size of our member base. In addition, the number of members we report includes the total number of individuals that have completed registration through a specific date, less individuals who have fully unsubscribed. Those numbers of members may include individuals who do not receive our emails because our emails have been blocked or are otherwise undeliverable. As a result, the reported number of members should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our email offers.
We may not be able to obtain sufficient funds to grow our business and equity or debt financing may be on adverse terms.
For the year ended December 31, 2023, our cash and cash equivalents was $15.7 million, of which $10.7 million was held outside the U.S. in our foreign subsidiaries. As of December 31, 2023, we had negative working capital of $3.4 million. Merchant payables was $20.6 million as of December 31, 2023. The payable to merchants is generally due upon redemption of the voucher. The expiration dates of vouchers range between January 2024 through December 2025; however, these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. However, if redemption activities are more accelerated, if our business is not profitable, and if our planned targets for cash flows from operations are not met, we may need to obtain additional financing in the future. We did receive certain subsidies, tax relief or other financial aid from various governmental programs relating to COVID (particularly in the US, Canada, UK and Germany), however, we repaid back any funds received that were required to be repaid. We may have been required to agree to certain restrictions, audit requirements and/or obligations to reimburse support payments in part or in total, which could negatively impact the business. We may not be able to obtain financing on commercially reasonable terms, or at all, especially due to volatile market conditions. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our strategic objectives, meet our payroll obligations, successfully promote our brand, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business. If we choose to raise funds through an equity issuance, existing stockholders may experience dilution and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing through debt securities, the terms of these arrangements could require the pledging of assets, could subject the Company to restrictive covenants or large fees, and could limit our flexibility.
We may be sensitive to recessions or other macroeconomic circumstances or events affecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like war, political instability or other conflicts (including the war in Ukraine and the Israel-Hamas war), terrorist attacks, mass shooting incidents, strikes, natural disasters and extreme weather situations, plane crashes, major public health events, such as the COVID pandemic, and logistical challenges such as widespread travel disruptions may have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend, which can adversely impact our business. Macroeconomic factors and uncertainties such as rising interest rates, persistently high inflation and/or recession fears may have a negative impact on consumer behavior by reducing consumers’ ability or willingness to engage in discretionary spending on travel. In turn, that could have a negative impact on demand for our services. We are not in a position to evaluate the net effect of these circumstances as many of these events and developments cannot be reliably forecasted. In the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry and the economy overall.
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
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time, raise our operating expenses, and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling (on favorable terms or otherwise) or unable to provide these services to us. Macroeconomic circumstances over which the Company has no control may result in payment processing services requiring larger deposits, imposing stricter rules or requirements, or deciding to stop working with companies related to the travel industry altogether. If we are unable to pivot to a new payment processor quickly, this could lead to periods of time where we are unable to accept or process payments from our members, impacting our ability to generate revenue. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
Our financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply.
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We may need to change our accounting processes if we are required to adopt future or proposed changes in principles. The cost of these changes may negatively impact our results of operations during the transition.

Increased focus on environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our business.
There has been an increased focus on ESG practices of companies, including climate change, diversity, equity and inclusion, human capital management, data privacy and security, supply chains (including human rights issues), among other topics, by institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, employees and other stakeholders. These evolving expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business. Our efforts in this area may result in a significant increase in costs and may not meet expectations, evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, or business partners, or expose us to various types of legal actions.
Risks Related to Our Markets and Strategy
Our international operations may result in operating losses and are subject to other material risks.
We may continue to invest in marketing as well as additional employees to support our operations (including licensing arrangements) or develop new products, such as Travelzoo META or the new Travelzoo paid membership, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. There are certain additional risks inherent in doing business internationally, including: uncertainties and instability in economic and market conditions; exposure to local economic or political instability and threatened or actual acts of war or terrorism; compliance with regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions; financial risks from transactions in multiple currencies; longer payment cycles and difficulties in collecting accounts receivable; trade barriers and changes in trade regulations, including new or increased tariffs; difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences; stringent local labor laws and regulations; bans on travel among or between various countries; risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and potentially adverse tax consequences. Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
In addition, a decline in the growth rates of our international businesses could have a negative impact on our gross profit and earnings per share growth rates and, as a consequence, our stock price. Many of these regions have different customs, currencies, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with established brands that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. As we continue to focus on increasing the profitability of our business, we may not achieve targeted operational cost savings, improvements and efficiencies, which could affect our results of operations and financial condition. In addition, significant potential risks could impair our ability to achieve anticipated operating improvements and/or cost reductions throughout the organization, including, but not limited to, higher than anticipated costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures, and damage to our reputation and brand image. Additionally, we could also experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale and productivity and adverse effects on our ability to attract and retain highly skilled employees. Any of these consequences could adversely impact our business.

We may not be able to continue developing awareness of our brand names.
We believe that continuing to build awareness of the Travelzoo and Jack’s Flight Club brand names, and starting to build awareness of the Travelzoo META brand name, are critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities. In order to maintain and build brand awareness, we must succeed in our marketing efforts. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition and to maintain and grow traffic to our platforms through performance marketing channels. If we fail to successfully promote and maintain our brand consistently across numerous jurisdictions and channels, incur significant expenses in promoting our brands and fail to generate a corresponding increase in revenues as a result of our efforts, or encounter legal obstacles which prevent our continued use of our brand names, our business could be materially adversely affected. Deterioration in our marketing efficiency could result in reduced revenues or revenue growth, or marketing expenses increasing faster than revenues, which would reduce margins and earnings growth.
If we fail to retain our existing members or acquire new members, our revenue and business will be harmed.
We spent $7.0 million and $5.3 million on marketing initiatives relating to member acquisition for the years ended December 31, 2023 and 2022, respectively, and expect to continue to spend significant amounts to acquire members. Our long-term success depends on our continued ability to attract, retain and engage members. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members, especially after the introduction of a paid membership. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our membership and deals in numbers sufficient to grow our business, or if members cease to purchase, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our members declines or does not grow as expected, we may suffer a decline in growth or revenue. A significant decrease in the level of usage or growth would have an adverse effect on our business, financial condition and results of operations.
We may not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive, including in unsettled and untested areas like artificial intelligence (AI) and the Metaverse. Our current technology may not meet the future technical requirements of travel and entertainment companies. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We are also continually looking to refine our product offerings. We cannot guarantee that any such refinements will be embraced by our members. It may take us longer than expected to fully realize the anticipated benefits, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. While we are striving to improve functionality, usability and design in our products, the ongoing enhancements on web and mobile and investment in packaging and other technology may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues, an increase in costs, and a negative impact on our business.

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
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. We compete for advertising dollars with large Internet portal sites, such as Tripadvisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. They may be able to research, develop and deploy new products and technologies (including in the area of AI) faster than us. We compete with companies like Groupon that sell vouchers for deals from local businesses such as spas, hotels and restaurants and tour operators for vacation packages. We compete with search engines like Google that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching travel products, such as Google Flights. We compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We compete with travel metasearch engines like Kayak.com (owned by Booking Holdings) and online travel and entertainment deal publishers (including online restaurant reservation services). We compete with large online travel agencies like the Expedia Group and Booking Holdings, as well as thousands of individual travel agencies around the world, that also offer advertising placements and hotel booking platforms and capture consumer interest. We also compete with companies that offer similar services to Jack’s Flight Club, like Going (formerly Scott’s Cheap Flights) and Dollar Flight Club. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large and have significant resources and substantial international operations. Such companies have also completed acquisitions to further consolidate the industry.
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
The implementation of new information technology, payment, enterprise resource planning, or other systems (including AI) could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our costs or otherwise adversely affect our business, brand, market share, and results of operations.

Acquisitions, investments, licensing arrangements and joint ventures could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
We may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, and other assets, as well as strategic investments, licensing arrangements and joint ventures. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. These transactions involve significant challenges and risks, including: diversion of management time; implementation or remediation of controls, procedures, and policies at the acquired company; integration of accounting, human resource, and other systems, and coordination of various functions; transition of operations, users, and customers; failure to obtain required approvals on a timely basis, if at all, or conditions placed upon approval, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected goals of an acquisition; the need to integrate operations across different cultures and languages and to address the particular risks associated with specific countries; failure to successfully develop the acquired business; liability for activities of the acquired company; litigation or other claims in connection with the acquired company; challenges relating to the structure of an investment; expected and unexpected costs incurred in pursuing acquisitions; entrance into markets in which we have no prior experience and increased complexity in our business; inability to sell disposed assets or impairment of investments, goodwill and other assets acquired or divested; and failure to secure necessary financing in order to complete an applicable transaction. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. Also, the anticipated benefit of an acquisition may not materialize. As licensing arrangements typically involve third parties unrelated to the Company operating under our brand name in foreign jurisdictions, we risk, among other things, damage to our reputation or brand image if such third parties are unsuccessful or behave in a way that is contrary to Travelzoo. For example, the business of MTE which Travelzoo acquired in December 2022 will require management resources to grow strategically and we cannot guarantee that MTE as part of Travelzoo will be able to source Metaverse travel experiences as successfully as anticipated.
Risks Related to Legal Uncertainty
We may become subject to shareholder lawsuits over alleged securities violations due to volatile stock price.
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
Certain gift card laws could require us to materially increase the estimated liability recorded in our financial statements and our operating results could be materially and adversely affected.
Some states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws, which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between 1 and 5 years) and impose certain reporting and record keeping obligations. The analysis of the potential application of the unclaimed and abandoned property laws to our vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationships with members and merchants and our role as it relates to the issuance and delivery of a voucher. In the event that one or more jurisdictions successfully challenges our position on the application of its laws to vouchers, or if the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest, which would have a further material adverse impact on our net income.
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
We may be sued for legal claims relating to information that is published or made available on our websites or service offerings we make available. The fact that we distribute information via email may subject us to additional potential risks, such as liabilities or claims resulting from unsolicited email or spamming, security breaches, illegal or fraudulent use of email or interruptions or delays in email or mobile service, etc. We have also seen an increase in claims relating to the Federal Wire Tap Act and “trap and trace” software in connection with the California Invasion of Privacy Act. These risks are elevated in certain jurisdictions, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. We are subject to risks associated with information disseminated through our websites and applications, including content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in a lawsuit, which could materially and adversely affect our business. In addition, we may acquire confidential information, including credit card information, from users of our websites and mobile applications. Our existing security measures may not be successful in preventing breaches. Outside parties may attempt to fraudulently induce disclosure of sensitive information in order to gain access to our secure networks or to take over customer accounts. A party that is able to circumvent our security systems could steal proprietary or other sensitive information. A security breach at any third-party supplier could result in negative publicity and exposure.
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
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. There are a number of proposals for enactment or modification of data privacy laws pending or proposed in other jurisdictions (including various states across the United States), including laws and regulations which dictate whether, how and under what circumstances we can transfer, process, or receive certain data that is critical to our operations and consent-related requirements for email marketing. While we do not “sell” personal data and/or do not engage in “behavioral advertising”, as each are defined under the various laws and regulations in different jurisdictions, it is possible that these definitions may change and/or that regulators may not agree with our interpretations. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company’s business and results of operations could be materially and adversely affected.
Claims have been asserted against us relating to shares not issued in our 2002 merger.
In 2002, Travelzoo.com Corporation (“Netsurfers”) was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Netsurfers who established that they had satisfied certain prerequisites were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Netsurfers. In 2004, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisites for Netsurfers promotional shares. Beginning in 2010, the Company became subject to unclaimed property audits of various states in the U.S. Although the Company settled the claims with all states, the Company still receives inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company. Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to the promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. The Company did not make any material payments under this program in 2023 and 2022. The total cost of this voluntary program is not reliably estimable because it is based on the ultimate number of valid requests received and future levels of the Company’s common stock price.
Certain laws and regulations could be expanded to include Travelzoo products or services, including vouchers.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as providers of prepaid access cards. Examples of requirements imposed include customer identification and verification programs, suspicious activity monitoring and reporting, record retention policies and transaction reporting. We do not believe that we are a financial institution subject to these regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network previously issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers of closed loop vouchers, such as those offered through the Local Deals and Getaways, would only be subject to registration if the vouchers exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should the $2,000 limit be exceeded or should more than $10,000 in aggregate vouchers be sold to any individual person (sales to businesses for resale or distribution are excluded) then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to these requirements or any other anti-money laundering laws or regulations imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.

Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We currently believe that we are not a money transmitter, given our role and the product terms of Travelzoo vouchers or other Travelzoo products or services. However, a successful challenge to our position or expansion of laws could subject us to increased compliance costs and delay our ability to offer our products or services in certain jurisdictions, pending receipt of necessary licenses.
Our internal control over financial reporting may not be effective which could impact our business.
The SEC approved amendments in 2018 that raised the cap for status as a “smaller reporting company”. Travelzoo qualified as a smaller reporting company since 2020, meaning it is not subject to the SOX 404(b) requirement of having an auditor attestation report on internal control over financial reporting. However, we may be obligated to evaluate our internal control over financial reporting if we were no longer a smaller reporting company and if we identify areas of internal control that may need improvement or require remediation efforts. For the year ended December 31, 2022, management identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process. Specifically, the Company did not have internal financial staff with sufficient specific expertise to ensure complete and timely financial reporting and disclosures related to technical and complex accounting transactions. In case of any future non-routine, non-recurring, unusual and complex transactions, we have decided to take the following planned measures: Engage sufficient outside subject matter experts and specialists to ensure the complete and timely accounting and financial reporting for certain non-routine, unusual or complex transactions and technical matters, where appropriate. In some cases, multiple experts may be required. Maintain adequate internal qualified personnel to properly supervise and review the information provided by outside experts. We cannot assure you that these planned measures will be sufficient to avoid potential future material weaknesses. We are unable to predict the time when we will again have a non-routine, non-recurring, unusual and complex transaction. This material weakness continued to exist as of December 31, 2023.
We may be unable to protect our registered trademark or other proprietary intellectual property rights and may face liability from intellectual property litigation.
Our success depends to a significant degree upon the protection of the Travelzoo brand name. We rely on a combination of copyright and trademark laws, non-disclosure and other contractual arrangements to protect our intellectual property (“IP”) rights. The steps we have taken to protect our IP rights, however, may not always succeed in deterring misappropriation of proprietary information or preventing improper utilization of the Travelzoo brand name. We have registered the Travelzoo and Jack’s Flight Club trademarks in various jurisdictions. If we are unable to protect our rights, a key element of our strategy could be disrupted and our business could be adversely affected. We may not always be able to detect unauthorized use or take appropriate steps to enforce our IP rights. The laws of countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our IP. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us. If this were to occur, our business could be materially adversely affected. We cannot be certain that our products, content and brand names do not or will not infringe valid IP rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the IP of others in the ordinary course of business. We may incur substantial expenses in defending against these claims, regardless of their merit. Successful claims against us may result in monetary liability or a material disruption of our business. We endeavor to defend our IP rights diligently, but litigation is expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives. Resolution of claims may require us to obtain licenses to use IP rights, which may be expensive to procure.
Risks Related to Investment in our Shares
Our stock price has been volatile historically and may continue to be volatile.
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2023, the closing price of our common stock on NASDAQ ranged from $4.51 to $10.45. Our stock price may fluctuate in response to a number of factors, such as quarterly variations in operating results; announcements by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of comparable companies; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades; and repurchases of our common stock, including failure to meet internal or external expectations around the timing or price of share repurchases and any reductions or discontinuances of repurchase activities. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit these arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below expectations, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.
We have a significant shareholder.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2023, holds approximately 40.2% of the Company's outstanding shares. Azzurro previously held greater than 50% ownership until approximately 2018 and again from late 2022 until Q2 2023 and should Azzurro purchase additional shares or should the Company repurchase additional shares of its common stock, Azzurro’s ownership percentage could increase again, potentially above 50%, resulting in the Company being a controlled company again. The Company already has in place applicable corporate governance processes and procedures necessary for a controlled company to ensure independence (e.g., board of directors with majority independent directors, committees comprised solely of independent directors, etc.). Holger Bartel, the Company’s Global Chief Executive Officer, is Ralph Bartel’s brother and holds approximately 3.8% of the Company’s outstanding shares. It is possible that the interests of Azzurro may conflict with those of the Company or its other stockholders in the future. As a result of Azzurro’s ownership interests and voting power, they could be in a position to influence significant corporate actions. Our other stockholders will therefore have limited influence and control on matters requiring stockholder approval and this significant ownership position could discourage others from initiating any potential merger or takeover that may otherwise be beneficial to Travelzoo stockholders.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company, including its Board of Directors, Audit Committee, management and internal legal, information technology (IT) and finance teams, recognize the importance of safeguarding the Company’s data, information systems and technology assets, as it is a critical part of the trust that we have built with our members, partners and employees.
Risk Management and Strategy
Our approach involves an annual review of our established IT systems and vendor relationships, to assess salient risks and discuss mitigation procedures, as well as the establishment of an Incident Response Team appointed to manage cybersecurity risk, which meets at least twice per year. The Incident Response Team is led by the Company’s Systems Administrator and Cybersecurity Analyst, and includes employees from different functions and levels of the organization, including the Head of Engineering (most senior IT leader), the General Counsel and Head of Global Functions (executive-level legal), the Global Head of Business Services (most senior business operations leader), as well as representatives from finance, marketing, and customer service. The team is also supported by external vendors and consultants, as needed (for example, specialized cybersecurity legal counsel, specialized IT cybersecurity agencies and Sarbanes-Oxley (SOX) compliance/audit consultants to assist with internal controls review).
The Incident Response Team follows industry best-practices for Payment card industry (PCI) compliance and cybersecurity. Starting in Q1, the team reviews the Company’s plan and policy for cybersecurity incident response, making updates as needed to reflect changes in the systems, processes or requirements of the organization. The team then coordinates a broader meeting where a testing incident is provided and discussed, to ensure that everyone across the organization is aligned and understands the process should an incident arise in the future. The scenarios involve realistic threats to prompt discussion and practice in the application of the Company’s policies. The Company established this process with the support of outside consultants to ensure it aligns with industry best practices. It is customized to address the most prominent IT and cybersecurity risks based on the Company’s assessments. Any significant changes in policies, risk profiles, internal practices, etc. are reported to the Company’s Chair of the Board and Board of Directors, as needed.
Separately from the Incident Response Team, the Company requires all employees to complete an annual security training and the Company’s Head of Corporate Systems evaluates security features and compliance with security requirements by employees on an ongoing basis, in consultation with legal.

Given the importance of our member data, the Company has also appointed an internal Data Protection Officer (DPO), who is a member of the Company’s legal function and who has received outside training and qualifications. The Company’s DPO reviews any changes in rules, requirements, internal policies and procedures and ensures the Company’s compliance for data privacy globally is up-to-date (including vendor relationships, privacy policy, data subject access request processes, website terms, employee processes, etc.). The DPO also administers annual data privacy training to all employees and reviews processes and security procedures with the Head of Corporate Systems and IT team, to ensure no areas of exposure or material risk for the Company’s data.
We rely on certain third-party computer systems and third-party service providers in connection with providing some of our services (including our hotel platform and email newsletters). We also depend upon various third parties to process payments for our voucher transactions around the world. These third-party business partners, service providers, and consultants need to access certain of our member and other data, and connect to our computer networks. We define expected security and privacy requirements through our contracting processes with third parties and we perform third-party cyber risk assessments to monitor the cyber risk management efforts of third parties as needed.
Although we expend significant internal resources to protect against security breaches, our existing security measures may not be successful in preventing all attacks on our systems. We have experienced cybersecurity incidents and threats, including malware, phishing, partner and customer account takeover attacks, and denial-of-service attacks on our systems. We do not believe these cybersecurity incidents have had a materially adverse effect on our Company, including our business strategy, results of operations, or financial condition. For further discussion, please review our Risk Factors.
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s risk management program, which includes evaluation of material cybersecurity-related risks as needed. The Audit Committee receives from time-to-time presentations and reports from both Company management and third parties, as appropriate, that address cybersecurity and data protection topics, including evolving standards, third-party and independent reviews, technology trends and information security considerations. The Audit Committee meets at least quarterly with Company management and the Company’s external SOX consultant to discuss internal IT controls and, in reviewing the controls, exercises oversight into the Company’s IT processes and any areas of risk. Additionally, should an incident arise that is material, the Incident Response Team promptly apprises the Chair of the Board of Directors and the Audit Committee and provides ongoing updates until such incident has been resolved. At regularly scheduled Board meetings, the Audit Committee Chair provides the Board with an update as needed on any significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled Board meeting.
Item 2. Properties
We are headquartered in New York, New York, where we occupy approximately 13,500 square feet of leased office space. In addition to our New York office, we have several leased offices throughout the U.S. and Canada for our North America operations, including offices in Chicago, Illinois; Miami, Florida and Toronto, Ontario. We also have leased offices for our Europe operations in Germany, Spain, and the U.K., including offices in Barcelona, Berlin, London, and Munich.
We believe that our leased facilities are adequate to meet our current needs; however, we intend to expand our operations and therefore may require additional facilities in the future. We believe that such additional facilities are available.
Item 3. Legal Proceedings
The information set forth under Note 6–Commitments and Contingencies to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
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

	High	Low
2023:
Fourth Quarter	$10.45	$5.08
Third Quarter	$8.83	$5.83
Second Quarter	$10.42	$5.64
First Quarter	$6.04	$4.51
2022:
Fourth Quarter	$6.35	$4.11
Third Quarter	$6.80	$4.43
Second Quarter	$8.04	$5.71
First Quarter	$10.33	$5.30
On March 18, 2024, the last reported sales price of our common stock on the NASDAQ Global Select Market was $10.35 per share.
As of March 18, 2024, there were approximately 175 stockholders of record of our shares.
Dividend Policy
Travelzoo has not declared or paid any cash dividends since inception and does not expect to pay cash dividends for the foreseeable future. The payment of dividends will be at the discretion of Travelzoo’s Board of Directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.
Sales of Unregistered Securities
In connection with that certain Stock Purchase Agreement, by and between Azzurro and the Company, dated as of December 30, 2022, the Company issued 3,410,000 shares of common stock of the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) or another available exemption from the Securities Act. The Shares were registered by the Company pursuant to an S-3 registration statement made effective on February 15, 2023.
Repurchases of Equity Securities
We repurchased 600,000 of our equity securities during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs
October 1, 2023 - October 31, 2023	107,065	$7.04	107,065	892,935
November 1, 2023 - November 30, 2023	377,527	$8.25	377,527	515,408
December 1, 2023 - December 31, 2023	115,408	$9.95	115,408	400,000
	600,000		600,000

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Composite Index (the “NASDAQ Market Index”), and the Russell 2000 Index. Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in the Common Stock of the Company, the NASDAQ Market Index and the Russell 2000 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

Measurement Point	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Travelzoo	$100	$109	$96	$96	$45	$97
NASDAQ Market Index	$100	$135	$194	$236	$158	$226
Russell 2000 Index	$100	$124	$146	$167	$131	$150

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
Overview
Travelzoo, the club for travel enthusiasts, is a global Internet media company. Travelzoo® provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment and local experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iOS and Android apps, the Top 20® email newsletter, Standalone email newsletters, the Travelzoo Network, and Jack's Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack's Flight Club is a subscription service that provides members with information about exceptional airfares.
Travelzoo membership has historically been free, however, beginning in 2024, new members in the United States, Canada, United Kingdom and Germany are charged an annual fee of $40 (or local equivalent), with the 2024 annual fee waived for existing members as of December 31, 2023. For any subscription revenue derived from the paid membership, we recognize revenue monthly pro rata over the subscription period.
We also license Travelzoo products, services and intellectual property to licenses in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company recognized $71,000 and $25,000 in royalties in 2023 and 2022, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
In March 2022 we announced the development of, and in May 2023 we launched Travelzoo META, to extend the range of experiences we offer consumers to the emerging metaverse. This paid membership service currently provides founding members with a limited edition “Travel Companion” non-fungible token (“NFT”) and future access to beta version metaverse travel experiences, as developed. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), to support Travelzoo META in sourcing prospective travel experiences. MTE also continues to operate its legacy business in retail and fashion, which is included in but not material to the Company’s consolidated results. See Note 3–Acquisitions to the accompanying consolidated financial statements included in Part II, Item 8 of this report, which is incorporated herein by reference for further information regarding the acquisition of MTE.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements covering Australia, New Zealand and Singapore, as well as Japan and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use the Travelzoo products, services and intellectual property in Australia, New Zealand and Singapore in exchange for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $35,000 and $25,000 from the licensee for the years ended December 31, 2023 and 2022, respectively.

The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining amount repaid in 2023. The Company recognized royalties of $36,000 and $0 from the licensee for the years ended December 31, 2023 and 2022, respectively.
Reportable Segments
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, the Travelzoo META subscription service and MTE. For the year ended December 31, 2023, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack's Flight Club comprised 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 12–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein.
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
The “Travel” category consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties and (b) commission generated from the sale of Getaways vouchers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders, which are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale as commission, net of an allowance for future refunds. Merchant agreements for Getaways advertisers are typically for periods between twelve and twenty-four months and are not automatically renewed.
In the second quarter of 2020, due to the pandemic and various stay-at-home protocols, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy was reverted in April 2022 to a 14-day refund period from date of purchase, with a newly introduced option to extend refund eligibility until voucher redemption or expiration, for a surcharge. The expiration dates of vouchers range between January 2024 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year later.
As of December 31, 2023 and 2022, the Company had approximately $5.2 million and $8.1 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $268,000 and $1.3 million as of December 31, 2023 and 2022for these unredeemed vouchers which is recorded as a reduction of revenues on the consolidated statements of operations, and accrued expense and other on the consolidated balance sheet.
Merchant payables of $20.6 million as of December 31, 2023 related to unredeemed vouchers is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.

The "Local" category consists of publishing revenue for negotiated high-quality offers from local businesses, such as restaurants, spas, shows, and other activities and includes Local Deals vouchers and entertainment offers (vouchers and direct bookings). Revenues generated from these products are based upon a percentage of the face value of the vouchers sold, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of vouchers, upon notification of the amount of direct bookings or upon delivery of emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds. Insertion orders and merchant agreements for Local Deals are typically for periods between one and twelve months and are not automatically renewed.
Jack's Flight Club
Jack’s Flight Club generates revenues from paid subscriptions by members. Subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues monthly pro rata over the respective subscription periods.
Trends in Our Business
Our ability to generate revenues in the future depends on numerous factors, including those relating to members, advertisers, competitors, the travel industry, the online advertising business, internal factors and external factors.
Factors relating to members include their willingness to purchase the deals we advertise, their demand for vouchers as a promotional format, and with the introduction of membership fees for new members in 2024 and existing members in 2025, our ability to enroll new paying members and transition existing members to paid membership, without adversely affecting our membership base and existing advertising revenue streams.
Factors relating to advertisers include our ability to sell more advertising to existing and new advertisers, our ability to enhance our audience reach and advertising rates, spending controls by travel intermediaries to focus on improving profitability, and advertiser shifts from one advertising service (e.g. Top 20) to another (e.g. Local Deals and Getaways). Advertiser shifts between advertising services could result in no incremental revenue or less revenue than in previous periods, depending on amounts purchased, and in particular with Local Deals and Getaways, depending on how many vouchers are purchased by members.
Factors relating to competitors include the willingness of certain competitors to grow their business unprofitably. Factors relating to the travel industry include lingering effects of the global pandemic, geopolitical tensions affecting consumer travel to certain regions, and risk of future unforeseeable macro events that impact travel, while factors relating to the online advertising business include shifts in consumer use of different digital media formats such as from desktop to mobile, from mobile web to mobile app, and from email to push notifications and SMS text messaging.
Internal factors include risks relating to our ability to continue to service members without interruption, our ability to develop and launch new products members will utilize and advertisers will adopt, and hiring and relying on key employees for the continued maintenance and growth of our business.
External factors include the introduction of new methods of advertising, the relative condition of the economy, cybersecurity risks due to increased dependence on digital technologies, and climate change and related legislation, to the extent such legislation impacts the businesses of our advertisers such as airlines and cruise ship operators, which have come under increasing scrutiny for their carbon footprints.
Local revenues have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average commission rate earned by us from the merchants for vouchers sold. However, during the global pandemic, we saw an increase in demand by consumers for fully refundable travel options, which led to a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers (although demand for restaurants and spas continued to be low). With the ending of the pandemic, the importance of fully refundable travel options has decreased (and we also shifted to offering a surcharge for full refundability), and the trend is therefore returning to pre-pandemic patterns.

Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024, our former user acquisition strategies and marketing tactics are no longer applicable for the Travelzoo membership base, and we are developing new user acquisition strategies whose timeframes to become effective are inherently uncertain. While we are initially reducing our expenditures on acquiring traffic as we test new strategies for efficacy, in time we may need to increase these expenditures to maintain or grow our audience and reach of our publications. We continue to see a shift in users accessing our services through mobile devices and social media and, therefore, anticipate continuing to address this growing channel through increased marketing on social media channels.
We believe that an important factor for our advertising rates is the reach of our publications, however, we also believe that there are other important factors, such as the engagement of our membership base with our content. We do not know if we will be able to increase the reach of our publications, particularly with the introduction of membership fees in 2024. We do not know if by increasing the reach of our publications, we will also be able to increase engagement and other key metrics of importance to our advertisers. If we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions, including intense competition in our industry. Even if we increase our rates, the increased price may reduce the number of advertisers willing to advertise with us and could, therefore, decrease our revenue. We may need to decrease our rates based on competitive market conditions and the performance of our audience in order to maintain or grow our revenue.
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may change in relation to volume and terms with third-party partners of the Travelzoo network, the incurrence of merchant processing fees from the sale of vouchers for Local Deals and Getaways and payment of membership fees, changes in refund request trends and provisioning of customer service. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and may have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Changes in the average cost per acquisition of new members impacts our advertising expenses and sales and marketing expenses as a percentage of revenue, and are not readily predictable. With the introduction of membership fees in 2024, we expect the cost of acquiring new paying members to increase significantly, as compared with the cost of acquiring non-paying members prior to 2024. Initially, we are reducing our advertising expenditures, as we are no longer offering free memberships for new members and, accordingly, prior user acquisition strategies are not in use. Further, we are early in the development of new strategies to acquire paying members, so our test budgets have not yet fully scaled. However, as we test new strategies and gain more learnings as to acquiring paying members, our expenditures may increase significantly. In addition, there may be a significant number of members that cancel or we may cancel their subscriptions for various reasons, which may prompt us to spend more on member acquisition in order to replace lost members.
In addition to the type of membership offered, we believe the average cost per acquisition depends mainly on the advertising rates we pay for media buys, the quality of the members we acquire, our ability to manage our member acquisition efforts successfully, the regions we target to acquire new members and the relative costs for that region, and the degree of competition in our industry. All else equal, increased competition may require us to increase advertising for our brand and advertisers’ deals.

Beside member acquisition costs, we may see a unique opportunity for a brand marketing campaign, experience increases in the cost of retaining or sourcing new advertiser clients, or change the number of personnel or compensation structure for the Sales and marketing function, any of which would result in an increase in sales and marketing expenses. We expect fluctuations in sales and marketing expenses as a percentage of revenue from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations. We expect increased marketing expenses to spur continued growth in revenue in future periods; however, we cannot be assured of this due to the many factors that impact our growth. We expect to adjust the level of such incremental spending dynamically during any given quarter based upon market conditions, as well as our performance in each quarter.
We do not know what our product development expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in receptivity of our offerings to our member audience and advertiser clients. We expect our efforts in developing products and services will continue to be a focus in the future, which may lead to increased product development expenses. Increases in expense may result from costs related to third-party technology service providers and software licenses, headcount and the use of professional services.
We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations.
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, foreign, federal, state and local tax law and regulations and changes thereto. Our income taxes are also dependent on the determination of whether valuation allowances for certain tax assets are required or not, any audits of prior years' tax returns that result in adjustments, resolution of uncertain tax positions and different treatments for certain items for tax versus book purposes. We expect fluctuations in our income taxes from year to year and from quarter to quarter, which may be significant and have a material impact on our results of operations.
Due to the adverse effects of the global pandemic, the Company reduced expenditures in many areas, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its operations significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations. We do not currently anticipate that additional cost-cutting measures will be necessary. We anticipate incurring limited growth in fixed costs for our existing business, while investing in new initiatives where we see opportunities to expand our business, in aggregate, in-line with the trend of our revenues.
The key elements of our growth strategy include building our trusted travel, entertainment and local brands, increasing the value and engagement of our membership base, sourcing more exclusive and compelling offers from advertisers, and innovating with new experiences and revenue streams. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth.
We believe that we can sell more advertising if the market for online advertising continues to grow and if we can maintain or increase our market share. We believe the market for advertising continues to shift from offline to online. We do not know if we will be able to maintain or increase our market share. We do not know if we will be able to increase the number of our advertisers in the future. We do not know if we will have market acceptance of our new products or whether the market will continue to accept our existing products.

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2023	2022
Revenues	100.0%	100.0%
Cost of revenues	12.9	14.2
Gross profit	87.1	85.8
Operating expenses:
Sales and marketing	44.7	46.8
Product development	2.5	2.9
General and administrative	21.4	25.4
Total operating expenses	68.6	75.1
Operating income	18.5	10.7
Other income, net	1.7	3.4
Income from continuing operations before income taxes	20.2	14.1
Income tax expense	6.0	4.6
Income from continuing operations	14.2	9.5
Income (loss) from discontinued operations, net of tax	0.5	(0.1)
Net income	14.7	9.4
Net income attributable to non-controlling interest	0.1	—
Net income attributable to Travelzoo	14.6%	9.4%

Net income attributable to Travelzoo—continuing operations	14.1%	9.5%
Net income (loss) attributable to Travelzoo—discontinued operations	0.5%	(0.1)%

Operating Metrics
The following table sets forth operating metrics in Travelzoo North America, Travelzoo Europe, and Jack's Flight Club:

	Years Ended December 31,
	2023	2022
Travelzoo North America
Total members (1)	16,238,000	16,251,000
Average cost per acquisition of a new member	$2.81	$2.81
Revenue per member (2)	$3.45	$2.82
Revenue per employee (3)	$456	$381
Mobile application downloads	4,158,000	4,126,000
Social media followers	3,300,000	3,185,000
Travelzoo Europe
Total members (1)	9,225,000	9,029,000
Average cost per acquisition of a new member	$3.32	$2.08
Revenue per member (2)	$2.66	$2.32
Revenue per employee (3)	$240	$193
Mobile application downloads	2,356,000	2,335,000
Social media followers	981,000	938,000
Jack's Flight Club
Total members	2,407,000	1,905,000
Consolidated
Total members (1)	31,097,000	30,404,000
Average cost per acquisition of a new member	$3.02	$2.36
Revenue per member (2)	$2.78	$2.32
Revenue per employee (3)	$359	$297
Mobile application downloads	7,524,000	6,461,000
Social media followers	4,499,000	4,123,000

(1)Members represent individuals who are signed up to receive one or more of our email publications that present our travel, entertainment and local deals. Consolidated includes retained APAC members.
(2)Annual revenue divided by number of members at the beginning of the year.
(3)Annual revenue divided by number of employees at the end of the year (in thousands).

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (Top 20, Standalone emails, Website, Travelzoo Network), Getaways vouchers, and hotel platform and vacation package bookings. Local revenue includes Local Deals vouchers and entertainment offers (vouchers and direct bookings).

	Year Ended December 31,
	2023	2022
Travelzoo North America
Travel	$53,448	$44,446
Local	2,632	3,196
Total Travelzoo North America revenues	56,080	47,642
Travelzoo Europe
Travel	22,415	18,053
Local	1,606	1,402
Total Travelzoo Europe revenues	24,021	19,455
Jack's Flight Club	4,172	3,477
New Initiatives	204	25
Consolidated
Travel	75,863	62,499
Local	4,238	4,598
Jack's Flight Club	4,172	3,477
New Initiatives	204	25
Total revenues	$84,477	$70,599
Travelzoo North America
North America revenues increased $8.4 million, or 17.7%, in 2023 as compared to 2022. This increase was primarily due to a $9.0 million increase in Travel revenues, offset partially by a $564,000 decrease in Local revenues. The increase in Travel revenue of $9.0 million was attributable to a $4.5 million increase in advertising fees from Top 20 and Standalone emails, a $2.4 million increase in hotel booking commissions and a $1.4 million increase in Getaways voucher commissions. The decrease in Local revenues of $564,000 was primarily due to a reduction in Local Deals voucher commissions.
Travelzoo Europe
Europe revenues increased $4.6 million, or 23.5%, in 2023 as compared to 2022. This increase was primarily due to a $4.1 million increase in Travel revenues, a $175,000 increase in Local revenues and a $343,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Travel revenues was primarily due to a $3.2 million increase in revenues from Top 20 and Standalone emails and a $709,000 increase in Hotel booking commissions. The increase in Local revenues of $175,000 was primarily due to an increase in Local Deals voucher commissions.
Jack’s Flight Club
Jack’s Flight Club's premium members pay for quarterly, semi-annual or annual subscriptions to emails or app notifications of flight deals. Jack’s Flight Club’s revenues increased $695,000, or 20.0%, in 2023 as compared to 2022, primarily due to an increase in premium members.
New Initiatives
New Initiatives’ revenues increased by $179,000 in 2023 as compared to 2022, due to a $46,000 increase in royalties from licensees operating in the territories of Japan, South Korea, Australia, New Zealand and Singapore, and $133,000 primarily attributable to activities of MTE, which was acquired on December 30, 2022, including a license fee, founding membership subscription fees to Travelzoo META, and various other items.
For 2023 and 2022, none of our customers accounted for 10% or more of our revenue.

Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software license expenses, merchant processing fees, certain estimated refunds for member purchases of vouchers, customer service costs and salary expenses associated with network operations and customer service employees. Cost of revenues was $10.9 million and $10.0 million for the years ended December 31, 2023 and 2022, respectively.
Cost of revenues increased $931,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $532,000 increase in expenses from third-party partners of the Travelzoo Network and a $320,000 increase in salary related expenses. Cost of revenues as a percent of revenues declined from 14.2% in 2022 to 12.9% in 2023.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $37.8 million and $33.1 million for the years ended December 31, 2023 and 2022, respectively. Advertising expenses consist primarily of online advertising, which we refer to as user acquisition costs and member acquisition costs. For the years ended December 31, 2023 and 2022, advertising expenses accounted for 26% and 21%, respectively, of total sales and marketing expenses. The goal of our advertising is to acquire new members, increase our audience through mobile and social media channels, drive traffic to our websites and increase brand awareness.
Sales and marketing expenses increased $4.7 million, or 14.2%, in 2023 as compared to 2022, primarily due to a $1.8 million increase in member acquisition costs, a $1.8 million increase in salary and related expenses, and a $1.2 million increase in trade and brand marketing expenses. Sales and marketing expenses as a percent of revenues declined from 46.8% in 2022 to 44.7% in 2023.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization and facilities costs. Product development expenses were $2.1 million for each of the years ended December 31, 2023 and 2022, respectively.
Product development expenses increased modestly by $49,000, or 2.4%, in 2023 as compared to 2022, primarily due to increased salary and related expenses. Product development expenses as a percent of revenues declined from 2.9% in 2022 to 2.4% in 2023.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, professional service expenses, legal expenses, amortization of intangible assets, general office expense, facilities costs and bad debt expense. General and administrative expenses were $18.1 million and $17.9 million for the years ended 2023 and 2022, respectively.
General and administrative expenses increased modestly by $181,000, or 1.1%, in 2023 as compared to 2022, primarily due to a $942,000 increase in travel-related expenses, largely offset by a $808,000 decrease in stock-based compensation expense.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income and interest expense. Other income was $1.5 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

Other income decreased $860,000, or 35.8%, in 2023 as compared to 2022, primarily due to a $1.5 million reduction in German federal government funding for COVID pandemic relief, offset partially by $604,000 interest income on note receivable from stockholder.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $5.1 million and $3.3 million, respectively, for the years ended December 31, 2023 and 2022. Our effective tax rate was 30% and 33% for 2023 and 2022, respectively.
Our effective tax rate decreased for 2023 as compared to 2022, primarily due to a decrease in non-deductible stock compensation. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves and the need for valuation allowances on certain tax assets, if any. See Note 7–Income Taxes to the accompanying consolidated financial statements included in Part II, Item 8 of this report which is incorporated herein by reference.
Segment Information
Travelzoo North America

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenues	$56,080	$47,642
Income from operations	$15,254	$10,348
Income from operations as a % of revenues	27%	22%

North America revenues increased $8.4 million, or 17.7%, in 2023 as compared to 2022 (see “Revenues” above). North America cost of sales and operating expenses increased by $3.5 million in 2023 as compared to 2022, primarily due to a $1.5 million increase in member acquisition costs, $1.2 million increase in salary and related expenses and $943,000 increase in member acquisition costs.
Travelzoo Europe

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenues	$24,021	$19,455
Income (loss) from operations	$1,317	$(1,803)
Income (loss) from operations as a % of revenues	5%	(9)%
Europe revenues increased $4.6 million, or 23.5%, in 2023 as compared to 2022. Europe cost of sales and operating expenses increased $1.4 million in 2023 as compared to 2022, primarily due to $403,000 increase in travel-related expenses, $242,000 increase in professional service expenses, $233,000 increase in member acquisition costs and $175,000 increase in bad debt expense.
Foreign currency movements relative to the U.S. dollar negatively impacted local currency income from our operations in Europe by approximately $40,000 and $246,000 in 2023 and 2022, respectively.
Jack's Flight Club

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenues	4,172	$3,477
Loss from operations	$(23)	$—
Loss from operations as a % of revenues	(1)%	—%

Jack’s Flight Club revenues increased $695,000, or 20.0%, in 2023 as compared to 2022. Jack’s Flight Club cost of sales and operating expenses increased $718,000 in 2023 as compared to 2022, primarily due to an increase in advertising and marketing expenses.
New Initiatives

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenues	$204	$25
Income from operations	$(976)	$(988)

New Initiatives revenues increased $179,000 in 2023 as compared to 2022. New Initiatives cost of sales and operating expenses increased $167,000 in 2023 as compared to 2022, primarily due to increased product advertising and marketing expenses.
Liquidity and Capital Resources
As of December 31, 2023, we had $15.7 million of cash and cash equivalents, of which $10.7 million was held outside the U.S., and we had $675,000 in restricted cash held in the U.S. If our cash and cash equivalents held outside the U.S. were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash, cash equivalents and restricted cash decreased by $3.0 million to $16.4 million as of December 31, 2023 from $19.4 million as of December 31, 2022, primarily due to $16.8 million of cash used to repurchase common stock, offset partially by $10.7 million of cash provided by operating activities and $3.0 million payment of promissory notes.
As of December 31, 2023, we had merchant payables of $20.6 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-K report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $3.4 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between January 2024 through December 2025; however these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Based on current projections of redemption activity, we expect that cash and cash equivalents on hand as of December 31, 2023 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$10,675	$(23,121)
Net cash used in investing activities	(39)	(1,315)
Net cash provided by (used in) financing activities	(14,150)	1,282
Effect of exchange rate changes on cash, cash equivalents and restricted cash	525	(2,457)
Net decrease in cash, cash equivalents and restricted cash	$(2,989)	$(25,611)
Net cash provided by operating activities for 2023 was $10.7 million, consisting of net income of $12.5 million and $2.4 million adjustments for non-cash items, offset partially by $4.2 million used in changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of $1.9 million for depreciation and amortization and $1.6 million for stock-based compensation, offset partially by a $1.0 million reversal of reserve for accounts receivable and refunds. Cash used in operating assets and liabilities was primarily due to a $12.1 million decrease in merchant payables, offset partially by a $3.8 million decrease in prepaid expenses and other, $2.4 million increase in other liabilities and $1.2 million decrease in prepaid income taxes.
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
Cash refunds received for income tax, net of payment made, in 2023 was $1,000. Cash paid for income tax, net of refunds received, in 2022 was $1.1 million.
Net cash used in investing activities for 2023 was $39,000 which consisted of $255,000 for purchases of property and equipment and $216,000 proceeds from repayment of note receivable from a licensee. Net cash used in investing activities for 2022 was $1.3 million, which consisted of $1.0 million for purchases of intangible assets and $462,000 for purchases of property and equipment.
Net cash used in financing activities for 2023 was $14.2 million, which primarily consisted of $16.8 million for the repurchase of common stock and $3.0 million payment of promissory notes. Net cash provided by financing activities for 2022 was $1.3 million, which primarily consisted of $1.9 million proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of common stock in a private placement, offset partially by $1.6 million for the repurchase of common stock.
Although we have settled unclaimed property claims with all states, we may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to us by April 25, 2004. Therefore, we are continuing our voluntary program under which we make cash payments related to promotional shares held by individuals whose residence was unknown by us and who establish that they satisfied the conditions to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by us.
Our capital requirements depend on a number of factors, including market acceptance of our products and services, the amount of resources we devote to the development of new products, cash payments related to former shareholders of Netsurfers, expansion of our operations, and the amount of resources we devote to promoting awareness of the Travelzoo brand. Since the inception of the voluntary program under which we make cash payments to people who establish they are qualifying former shareholders of Netsurfers, we have incurred expenses of $2.9 million. While future payments for this program are expected to decrease, the total cost of this voluntary program is still undeterminable because it is dependent on our stock price and on the number of valid requests ultimately received.
Consistent with our growth, we have experienced fluctuations in our cost of revenues, sales and marketing expenses, product development expenses and general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs for at least the next twelve months. In addition, we will continue to evaluate possible investments in businesses and products and technologies, the consummation of any of which would increase our capital requirements.
Although we currently believe we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, unanticipated events and opportunities or a less favorable than expected development of our business with one or more advertising formats may require us to sell additional equity or debt securities or establish credit facilities to raise capital in order to meet our capital requirements.
If we sell additional equity or convertible debt securities, such sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase and we may be required to agree to operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.
If the development of our business is less favorable than expected, we may decide to significantly reduce the size of our operations and marketing expenses in certain markets with the objective of reducing cash outflows.
The information set forth under “Note 6—Commitments and Contingencies” and “Note 14—Leases” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.

The following summarizes our principal contractual commitments as of December 31, 2023 (in thousands):

	Operating Lease Commitments Long-term	Operating Lease Commitments Short-term	Total Operating Lease Commitments	Purchase Obligations	Total Commitments
2024	$2,701	$381	$3,082	$492	$3,574
2025	1,900	—	1,900	43	1,943
2026	1,396	—	1,396	—	1,396
2027	1,350	—	1,350	—	1,350
2028	1,350	—	1,350	—	1,350
Thereafter	1,575	—	1,575	—	1,575
Total	$10,272	$381	$10,653	$535	$11,188

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $24.7 million as of December 31, 2023. See Note 7—Income Taxes to the accompanying consolidated financial statements included in Part II, Item 8 of this report which is incorporated herein by reference for further information.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and accompanying notes in accordance with GAAP. Preparation of the consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements and amounts of revenue and expenses reported during the period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies of the notes to consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K for an overview of our significant accounting policies.
There are certain critical estimates employed in the preparation of our consolidated financial statements that we believe require management to use significant judgment. We consider an accounting estimate to be critical if:
•It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and/or
•Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.
A discussion of information about the nature and rationale for our critical accounting estimates is below:
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.
Significant judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final outcomes of these matters will not be different. The Company adjusts its reserves in light of changing facts and circumstances, such as the progress or closing of a tax audit or the refinement of an estimate. To the extent the final tax outcomes of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related net interest.

Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies of the notes to consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data
TRAVELZOO

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Travelzoo:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Travelzoo and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the year then ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments to the 2022 consolidated financial statements to retrospectively apply the change in segment composition, as described in Note 12. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.
Basis for Opinion
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over revenue related to advertising fees
As discussed in Notes 1(b) and 12 to the consolidated financial statements, the Company enters into contracts with advertisers to promote their respective advertisements through the Travelzoo website and emails. Advertising revenue is recognized by the Company upon the delivery of the emails to its members or each time a user clicks on the respective advertisements. For the year ended December 31, 2023, the Company recorded $84.5 million in revenues, which included advertising fee revenues from email newsletters and cost-per-click advertising.

We identified the evaluation of the sufficiency of audit evidence over revenue related to advertising fees for email newsletters and cost-per-click advertising as a critical audit matter. The Company’s reliance on its information technology (IT) system to capture the number of emails and clicks for revenue recognition required a heightened level of auditor judgment due to the extensive automation of the process. Our audit procedures required the involvement of IT professionals with specialized skills and knowledge and auditor judgment was required to determine the nature and extent of procedures and to evaluate audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain internal controls over the Company’s revenue process, including general IT controls and IT application controls over the tracking of emails and clicks. For a sample of transactions, we assessed the recorded revenue by comparing the amounts recognized for consistency with underlying documentation, including contract terms, number of emails or clicks, and subsequent cash, if applicable. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2023.
New York, New York
March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travelzoo

Opinion on the Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the changes in the Company's disclosures about segments and related information in Note 12, the accompanying consolidated balance sheet of Travelzoo and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). The 2022 financial statements before the effects of the adjustments described in Note 12 are not presented herein. In our opinion, before the effects of the adjustments to retrospectively apply the changes in the Company's disclosures about segments and related information in Note 12, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to retrospectively apply the changes in the Company's disclosures about segments and related information in Note 12 and, accordingly we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

San Jose, California
March 31, 2023, except for Note 17 as to which the date is August 14, 2023

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,713	$18,693
Accounts receivable, net of allowance of $1,484 and $1,468 as of December 31, 2023 and 2022, respectively	12,965	13,820
Prepaid income taxes	629	1,778
Prepaid expenses and other	1,460	1,289
Assets from discontinued operations	1	11
Total current assets	30,768	35,591
Deposits and other	1,115	5,094
Deferred tax assets	3,196	3,222
Restricted cash	675	675
Operating lease right-of-use assets	6,015	7,440
Property and equipment, net	578	657
Intangible assets, net	2,091	3,651
Goodwill	10,944	10,944
Total assets	$55,382	$67,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,546	$4,271
Merchant payables	20,622	32,574
Accrued expenses and other	3,658	5,049
Deferred revenue	2,044	2,216
Operating lease liabilities	2,530	2,972
Income tax payable	766	—
Liabilities from discontinued operations	24	452
Total current liabilities	34,190	47,534
Long-term tax liabilities	4,681	1,569
Long-term operating lease liabilities	6,717	8,326
Other long-term liabilities	911	994
Total liabilities	46,499	58,423
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2023 and 2022, respectively; 13,575 shares issued and outstanding as of December 31, 2023, 16,505 shares issued and 15,704 shares outstanding as of December 31, 2022 )	136	165
Treasury stock, at cost (801 shares as of December 31, 2022)	—	(7,130)
Additional paid-in capital	439	23,274
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	(1,753)	(4,753)
Retained earnings	19,508	7,142
Accumulated other comprehensive loss	(4,607)	(4,905)
Total Travelzoo stockholders’ equity	4,186	4,256
Non-controlling interest	4,697	4,595
Total stockholders’ equity	8,883	8,851
Total liabilities and stockholders’ equity	$55,382	$67,274
See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$84,477	$70,599
Cost of revenues	10,934	10,003
Gross profit	73,543	60,596
Operating expenses:
Sales and marketing	37,774	33,072
Product development	2,113	2,064
General and administrative	18,084	17,903
Total operating expenses	57,971	53,039
Operating income	15,572	7,557
Other income, net	1,541	2,401
Income from continuing operations before income taxes	17,113	9,958
Income tax expense	5,105	3,270
Income from continuing operations	12,008	6,688
Income (loss) from discontinued operations, net of tax	460	(59)
Net income	12,468	6,629
Net income (loss) attributable to non-controlling interest	102	(5)
Net income attributable to Travelzoo	$12,366	$6,634

Net income attributable to Travelzoo—continuing operations	$11,906	$6,693
Net income (loss) attributable to Travelzoo—discontinued operations	$460	$(59)

Income per share—basic
Continuing operations	$0.80	$0.54
Discontinued operations	$0.03	$—
Net income per share—basic	$0.83	$0.54

Income per share—diluted
Continuing operations	$0.80	$0.53
Discontinued operations	$0.03	$—
Net income per share —diluted	$0.83	$0.53

Shares used in per share calculation from continuing operations—basic	14,897	12,372
Shares used in per share calculation from discontinued operations—basic	14,897	12,372
Shares used in per share calculation from continuing operations—diluted	14,964	12,561
Shares used in per share calculation from discontinued operations—diluted	14,964	12,372

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022
Net income	$12,468	$6,629
Other comprehensive income (loss):
Foreign currency translation adjustment	298	(1,112)
Total comprehensive income	$12,766	$5,517

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2021	12,551	$126	$(5,488)	$4,415	$—	$—	$508	$(3,793)	$—	$(4,232)
Reclassification of non-controlling interest	—	—	—	—	—	—	—	—	4,600	4,600
Stock-based compensation expense	—	—	—	1,805	—	—	—	—	—	1,805
Repurchase of common stock	—	—	(1,642)	—	—	—	—	—	—	(1,642)
Exercise of stock options and taxes paid for net share settlement	544	5	—	1,867	—	—	—	—	—	1,872
Proceeds from short swing settlement	—	—	—	46	—	—	—	—	—	46
Issuance of common stock for cash, notes and other consideration, net	3,410	34	—	15,141	(9,537)	(4,753)	—	—	—	885
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,112)	—	(1,112)
Net income—Travelzoo	—	—	—	—	—	—	6,634	—	(5)	6,629
Balances, December 31, 2022	16,505	165	(7,130)	23,274	(9,537)	(4,753)	7,142	(4,905)	4,595	8,851
Stock-based compensation expense	—	—	—	1,568	—	—	—	—	—	1,568
Repurchase of common stock (1)	—	—	(16,781)	(152)	—	—	—	—	—	(16,933)
Retirement of treasury stock	(3,095)	(30)	23,911	(23,881)					—	—
Exercise of stock options and taxes paid for net share settlement	165	1	—	(370)	—	—	—	—	—	(369)
Proceeds from Note receivable from shareholder	—	—	—	—	—	3,000	—	—	—	3,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	298	—	298
Net income—Travelzoo	—	—	—	—	—	—	12,366	—	102	12,468
Balances, December 31, 2023	13,575	$136	$—	$439	$(9,537)	$(1,753)	$19,508	$(4,607)	$4,697	$8,883

(1) Includes a 1% excise tax applicable to share repurchases.

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$12,468	$6,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,893	2,189
Stock-based compensation	1,568	1,805
Deferred income tax	48	774
Impairment of intangible assets and goodwill	—	200
Loss on sale of long-lived assets	10	47
Gain on sale of equity investment in WeGo	—	(196)
Net foreign currency effect	(62)	232
Net recoveries of accounts receivable and refund reserves	(1,016)	(4,367)
Changes in operating assets and liabilities:
Accounts receivable	1,086	1,317
Prepaid income taxes	1,189	1,452
Prepaid expenses and other	3,835	1,627
Accounts payable	(523)	902
Merchant payables	(12,095)	(35,228)
Accrued expenses and other	(876)	(496)
Income tax payable	749	(162)
Other liabilities	2,401	154
Net cash provided by (used in) operating activities	10,675	(23,121)
Cash flows from investing activities:
Purchases of intangible assets	—	(1,049)
Proceeds from repayment of note receivable	216	—
Proceeds from sale of equity investment in WeGo	—	196
Purchases of property and equipment	(255)	(462)
Net cash used in investing activities	(39)	(1,315)
Cash flows from financing activities:
Repurchase of common stock	(16,781)	(1,642)
Proceeds from payment of promissory note	3,000	—
Proceeds from short swing settlement	—	46
Proceeds from issuance of common stock	—	1,006
Proceeds from exercise of stock options, net of taxes paid for net share settlement of equity awards	(369)	1,872
Net cash provided by (used in) financing activities	(14,150)	1,282
Effect of exchange rate changes on cash and cash equivalents	525	(2,457)
Net decrease in cash, cash equivalents and restricted cash	(2,989)	(25,611)
Cash, cash equivalents and restricted cash at beginning of year	19,378	44,989
Cash, cash equivalents and restricted cash at end of year	$16,389	$19,378

Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$(1)	$1,147
Right-of-use assets obtained in exchange for lease obligations—operating leases	$602	$1,652
Cash paid for amounts included in the measurement of lease liabilities	$3,235	$3,224
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$152	$—
Non-cash consideration for purchase of intangible asset	$—	$1,150
Common stock issued for Metaverse Travel Experience, Inc. assets	$—	$63
Common stock issued for note receivable from shareholder	$—	$4,753
Common stock issued for tax indemnification	$—	$9,537

See accompanying notes to consolidated financial statements.

TRAVELZOO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”), the club for travel enthusiasts, is a global Internet media company. Travelzoo® provides its 30 million members with exclusive offers and one-of-a-kind experiences personally reviewed by our deal experts around the globe. We have our finger on the pulse of outstanding travel, entertainment and local experiences. We work in partnership with more than 5,000 top travel suppliers—our long-standing relationships give Travelzoo members access to irresistible offers.
Our most important products and services are the Travelzoo website (travelzoo.com), the Travelzoo iOS and Android apps, the Top 20® email newsletter, Standalone email newsletters, the Travelzoo Network, and Jack's Flight Club®. Our Travelzoo website and newsletters include Local Deals and Getaways listings that allow our members to purchase vouchers for offers from local businesses such as spas, hotels and restaurants. Jack's Flight Club is a subscription service that provides members with information about exceptional airfares.
Travelzoo membership has historically been free, however, beginning in 2024, new members in the United States, Canada, United Kingdom and Germany are charged an annual fee of $40 (or local equivalent), with the 2024 annual fee waived for existing members as of December 31, 2023. For any subscription revenue derived from paid memberships, we recognize revenue monthly pro rata over the subscription periods.
We also license Travelzoo products, services and intellectual property to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to quarterly royalty payments based on a percentage of net revenue. The Company recognized $71,000 and $25,000 in royalties in 2023 and 2022, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
In March 2022 we announced the development of, and in May 2023 we launched Travelzoo META to extend the range of experiences we offer consumers to the emerging metaverse. This paid membership service currently provides founding members with a limited edition “Travel Companion” non-fungible token (“NFT”) and future access to beta version metaverse travel experiences, as developed. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), to support Travelzoo META in sourcing prospective travel experiences. See Note 3–Acquisitions to the consolidated financial statements for further information regarding the acquisition of MTE.
Jack’s Flight Club
In January 2020, Travelzoo acquired a 60% interest in JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. As of December 31, 2023, Jack’s Flight Club had 2.4 million subscribers. Jack’s Flight Club’s revenues are generated by subscription fees paid by members. See Note 3–Acquisitions to the consolidated financial statements for further information.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements covering Australia, New Zealand and Singapore, as well as Japan and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use Travelzoo products, services and intellectual property in Australia, New Zealand and Singapore in exchange for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $35,000 and $25,000 from the licensee for the years ended December 31, 2023 and 2022, respectively.

The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining amount repaid in 2023. The Company recognized royalties of $36,000 and $0 from the licensee for the years ended December 31, 2023 and 2022, respectively.
Global Funding for Pandemic
In January 2022, July 2022 and May 2023, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received notification and funding of approximately $1.2 million, $494,000 and $205,000 from the German Federal Government under its Bridging Aid III, Bridging Aid III+ and Bridging Aid IV programs, respectively. These programs were for companies that suffered a Corona-related decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022, July of 2022, and May 2023. The Company is required to submit a final declaration in connection with the grants received by September 30, 2024. The Company believes it was eligible to participate in the programs and is entitled to the funding received and does not expect significant changes to the amounts already received to arise from the final submission. The Company recorded the $1.7 million and $205,000 as gains in Other income, net in 2022 and 2023, respectively.
The Company also received $164,000 in job retention-related funding from the Canadian government in relation to its Canada office location in 2022. Such funding was recorded as a reduction of salary and related expenses. The Company did not receive any such funding in 2023. The Company did not receive pandemic-related funding from its non-German European locations in either of 2023 or 2022.
Going Concern
In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, the Company is responsible to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due within one year following the date of issuance of this Annual Report on Form 10-K.
The Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K. Accordingly, the accompanying consolidated financial statements have been prepared assuming it will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2023, holds approximately 40.2% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 3.8% of the Company's outstanding shares as of December 31, 2023.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S."). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For our consolidated financial statements as of and for the period ended December 31, 2023, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the consolidated financial statements and related notes include income taxes, stock-based compensation, loss contingencies, purchase price allocation for business combinations, and projections and assumptions used in related impairment assessments. Actual results could differ materially from those estimates.
(b) Revenue Recognition
The Company follows Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), under which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenues are primarily advertising fees generated from the publishing of travel and entertainment deals on the Travelzoo website, in Top 20 email newsletters, in Standalone email newsletters and through the Travelzoo Network. The Company also generates transaction-based revenues from the sale of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform and limited offerings of vacation packages, as well as subscription revenues from Jack's Flight Club and, beginning in 2024, Travelzoo membership fees. The Company's disaggregated revenues are included in Note 12–Segment Reporting and Significant Customer Information.
For fixed-fee website advertising, the Company recognizes revenues ratably over the contracted placement period.
For Top 20 email newsletters and other email products, the Company recognizes revenues when the emails are delivered to its members.
For cost-per-click advertising, whereby an advertiser pays the Company when a user clicks on an ad (typically served on Travelzoo properties or Travelzoo Network partner properties), the Company recognizes revenues each time a user clicks on the ad.
The Company also offers clients other advertising models whereby an advertiser pays the Company based on the number of times their advertisement is displayed (whether on Travelzoo properties, email advertisements, Travelzoo Network properties, social platforms or other media properties). For these instances, the Company recognizes revenues each time an ad is displayed.
For transaction-based revenues, including from products such as Local Deals and Getaways prepaid voucher sales, hotel platform bookings and vacation package sales, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis). Accordingly, the Company reports transaction-based revenues on a net basis, as third-party suppliers are primarily responsible for fulfilling the underlying good or service, which the Company does not control prior to its transfer to the customer.
For Local Deals and Getaways prepaid voucher sales, the Company earns a fee for acting as an agent on the sale, while vouchers can subsequently be redeemed for goods or services with third-party merchants. Revenues are, accordingly, presented net of amounts due to third-party merchants for fulfilling the underlying goods and services, and net of estimated future refunds to consumers, as the terms of the vouchers permit. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
Commission revenues generated from bookings on our hotel platform are recognized ratably over the periods of guest stays, net of an allowance for estimated cancellations, based upon historical patterns. For bookings of non-cancelable reservations, where the Company’s performance obligation is deemed to be completed upon the successful booking, the Company records commission revenue at such time.
Jack’s Flight Club generates revenues from subscription fees paid by members. Subscription options are quarterly, semi-annually and annually. We recognize subscription revenues ratably over the subscription periods.

In certain instances, the Company’s contracts with customers may include multiple performance obligations, whereby the Company allocates revenues to each performance obligation based on its standalone selling price. The Company determines standalone selling prices based on overall pricing objectives, taking into consideration the type of goods or services, geographical region of the customers, rate card pricing and customary discounts. Standalone selling prices are generally determined based on the prices charged to customers when the good or service is sold separately.
The Company relies upon certain practical expedients and exemptions provided for in Topic 606. The Company expenses sales commissions when incurred, as the amortization period would be one year or less, which are recorded in sales and marketing expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, and contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.
Deferred revenue primarily consists of customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. At December 31, 2023, deferred revenue was $2.0 million, of which $1.5 million was for Jack's Flight Club, and $569,000 was for Travelzoo North America and Travelzoo Europe. At December 31, 2022, deferred revenue was $2.2 million, of which $1.2 million was for Jack's Flight Club, and $981,000 was for Travelzoo North America and Travelzoo Europe.
(c) Reserve for Refunds to Members; Merchant Payables
The Company estimates and records a reserve for future refunds on member purchases of Local Deals and Getaways vouchers, at the time revenue is recorded. We consider various factors such as historical refund timeframes from dates of sale, reasons for refunds, time periods remaining until expiration, changes in refund procedures and estimates of redemptions and breakage. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future reserve for refunds to members. Specifically, if the financial condition of our merchant partners, on behalf of whom vouchers are sold, were to deteriorate, affecting their ability to provide the goods or services to our members, additional reserves for refunds to members may be required and may adversely affect future revenues as the liability is recorded against revenue.
In the second quarter of 2020, due to the pandemic and various stay-at-home protocols, the Company modified its voucher refund policy, providing for new voucher sales to be fully refundable until the earlier of voucher redemptions or their expiration dates. This refund policy was reverted in April 2022 to a 14-day refund period from date of purchase, with a newly introduced option to extend refund eligibility until voucher redemption or expiration, for a surcharge. As of December 31, 2023, the expiration dates of unexpired vouchers ranged from January 2024 through December 2025; provided, that expiration dates may sometimes be extended on a case-by-case basis and final payments to merchants upon expiration may not be due for up to a year later.
As of December 31, 2023, the Company had approximately $5.2 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $268,000 for these unredeemed vouchers as of December 31, 2023, which is recorded as a reduction of revenues on the consolidated statements of operations and accrued expenses and other on the consolidated balance sheet. As of December 31, 2022, the Company had approximately $8.1 million of unredeemed vouchers that had been sold, representing the Company’s commission earned, and estimated and recorded a refund reserve of $1.3 million for these unredeemed vouchers as of December 31, 2022, as a reduction of revenues on the consolidated statements of operations and accrued expenses and other on the consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $20.6 million as of December 31, 2023 is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
(d) Business Combinations
The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company records the net assets and results of operations of an acquired entity from the acquisition date and adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date, as it obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

(e) Identifiable intangible assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment annually, and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
(f) Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2023 and 2022 and no impairment charges were identified in connection with the annual impairment tests.
(g) Allowance for Expected Losses
The Company records a provision for credit losses based on its historical experience with uncollectible amounts due and a detailed assessment of accounts receivable and allowance for expected credit losses. In estimating the provision for credit losses, management considers the age of the accounts receivable, historical provisioning and write-offs, creditworthiness of the debtor, the economic conditions of the debtor’s industry and general economic conditions, among other factors. Should any of these factors change, estimates made by management may also change, which could impact the level of future provisioning for credit losses. Specifically, if the financial condition of our clients were to deteriorate, affecting their ability to make payments, additional provisioning for credit losses may be required.
(h) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs for Travelzoo North America and Travelzoo Europe amounted to $8.1 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively. Advertising costs for Jack's Flight Club were $1.5 million and $545,000 for the years ended December 31, 2023 and 2022, respectively. Advertising costs for New Initiatives were $238,000 and $0 for the years ended December 31, 2023 and 2022, respectively.
(i) Operating Leases
The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of future minimum lease payments due over the lease term, at commencement date. The lease payments used to determine the operating lease assets may include lease incentives and stated rent increases. The Company does not include options to extend or terminate until it is reasonably certain that an option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining lease liabilities, as the Company’s leases generally do not provide an implicit rate. The Company elected not to recognize leases with an initial term of 12 months or less on its consolidated balance sheets.
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities on our accompanying consolidated balance sheet as of December 31, 2023. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a lease agreement for real estate which it subleases to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the sublease term in its consolidated statements of operations.
(j) Stock-Based Compensation
The Company accounts for employee stock option grants under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant, employing an option pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. See Note 10 to the consolidated financial statements for a further discussion of stock-based compensation.

(k) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gains of $65,000 and $72,000 for 2023 and 2022, respectively, are included in Other income (loss), net in the Company’s consolidated statements of operations.
(l) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.
Significant judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final outcomes of these matters will not be different. The Company adjusts its reserves in light of changing facts and circumstances, such as the progress or closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
(m) Comprehensive Income
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
(n) Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer goods or services on compelling terms to our members. The outbreak of the coronavirus (COVID-19) in 2020 had an unprecedented impact on the global travel and hospitality industries. As the Company and many of our advertisers are part of the global travel and hospitality industries, the measures implemented to contain COVID-19 had a significant negative effect on our business, financial condition, results of operations and cash flows. During the pandemic, many of the Company’s advertising partners paused, canceled and/or stopped advertising. Additionally, there were significant levels of cancellations by members and partners for hotel and travel packages, and voucher refund requests. Now that COVID-19 and its lingering effects have largely subsided, many of our advertisers and partners are returning to advertise with us and we have altered certain policies to align with the changing environment (including reverting to a 14-day return window for voucher purchases and implementing a surcharge for vouchers to be fully refundable), although with the emergence of new variants, this trend could stop or even reverse, which could result in a material adverse impact on our business and financial performance. It is difficult to estimate the impact of the coronavirus, future variants or other events giving rise to a pandemic on the Company’s future revenues, results of operations, cash flows, liquidity or financial condition.
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenues earned from customers located in the U.S. and internationally. As of December 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more its accounts receivable.

As of December 31, 2023, the Company had merchant payables of $20.6 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. As such, the consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $3.4 million at December 31, 2023. Payables to merchants are generally due upon the redemption of vouchers by members who purchased them from the Company. As of December 31, 2023, unredeemed vouchers have maturities ranging from January 2024 through December 2025; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of December 31, 2023 will be sufficient to provide for working capital needs for at least the next twelve months.

(o) Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable security deposits for real estate leases and funds held in escrow.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$15,713	$18,693
Restricted cash	675	675
Cash, cash equivalents and restricted cash–discontinued operations	1	10
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$16,389	$19,378

(p) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. The Company also includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its website and processes supporting the Company’s business, in accordance with the framework established and guidance provided by the FASB relating to accounting for the cost of computer software developed or obtained for internal use, and website development costs. Costs incurred in the planning stage and operating stage are expensed as incurred, while costs incurred in the application development stage and infrastructure development stage are capitalized, assuming such costs are deemed to be recoverable.
Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 5 years for computer hardware and software, capitalized internal-use software and website development costs, and office equipment and furniture. The Company depreciates leasehold improvements over the term of the lease or the estimated useful life of the asset, whichever is shorter.
(q) Impairment of Property and Equipment
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2023 and 2022.
(r) Recently Adopted Accounting Pronouncements
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
(s) Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating the ASU to determine its impact on our income tax disclosures.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net income attributable to Travelzoo—continuing operations	$11,906	$6,693
Net income (loss) attributable to Travelzoo—discontinued operations	460	(59)
Denominator:
Weighted average common shares—basic	14,897	12,372
Effect of dilutive securities: stock options	67	189
Weighted average common shares—diluted	14,964	12,561

Income (loss) per share—basic
Continuing operations	$0.80	$0.54
Discontinued operations	0.03	—
Net income (loss) per share —basic	$0.83	$0.54

Income (loss) per share—diluted
Continuing operations	$0.80	$0.53
Discontinued operations	0.03	—
Net income (loss) per share—diluted	$0.83	$0.53
For the years ended December 31, 2023 and 2022, options to purchase 750,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3: Acquisitions
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc., a Related-Party
In connection with the acquisition of MTE, formerly a wholly-owned subsidiary of Azzurro, the Company completed a private placement of newly issued shares with Azzurro. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder at the time of the MTE acquisition and, as of December 31, 2022, Azzurro and Ralph Bartel, in his individual capacity, owned approximately 50.3% the Company's outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of the Shares of $15.2 million. The consideration for the Shares consisted of the following: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note, carrying a 12% interest rate per annum, issued on the Closing Date and payable by June 30, 2023; and (c) the transfer to the Company of all outstanding capital stock of MTE, which was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company recorded the $4.8 million promissory note as Note receivable from shareholder in the stockholders' equity section on the consolidated balance sheet as of December 31, 2022. In October 2023, the Company and Azzurro agreed to a payment plan for payment of the promissory note in five installments, ending in February 2024, with interest on the outstanding principal accruing at 16% per annum beginning on July 1, 2023. During the year ended December 31, 2023, Azzurro paid $3.0 million of principal and $604,000 of interest. The remaining principal amount of $1.8 million promissory note is collateralized by the Shares and is expected to be paid in 2024.
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
As a result of the MTE acquisition, the Company also assumed MTE’s historical net operating loss carryforwards of approximately $64.7 million. While these net operating losses (NOLs) may be used to offset future taxable income, given certain accounting considerations for the transaction, the Company determined it is appropriate to record an uncertain tax benefit liability in accordance with ASC Topic 740—Income Taxes. Subject to the provisions of the SPA, Azzurro agreed to indemnify Travelzoo for tax related liabilities in the event of the inability of the Company to utilize any NOLs of MTE as a result of any breach of or inaccuracy in any representation or warranty made by Azzurro, which included the representation that NOLs will be available for use by the Company after the closing for federal and analogous state income tax purposes, including pursuant to section 381(a) of the U.S. tax code, and that, as of the date of the SPA, no NOLs of MTE are subject to any limitation, restriction or impairment on its use. Based on the terms of the agreement, the Company believes that with the uncertain tax position recognized related to the acquired NOLs, the Company has the right to claim losses against Azzurro if NOLs are not able to be utilized. Therefore, the Company recorded an indemnification asset of $9.5 million for the relative fair value of this indemnification. Any losses indemnified by Azzurro related to the inability to utilize MTE’s net operating loss carryforwards shall be satisfied by Azzurro returning to the Company the number of shares of common stock of Travelzoo corresponding to the value of the loss. Accordingly, the Company has classified this tax indemnification asset as contra-equity in the accompanying consolidated financial statements.

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
The Company recorded the transactions with both Secret Escapes Limited and Metaverse Travel Experiences, Inc. as asset acquisitions as the assets acquired and liabilities assumed do not meet the definition of a business in Accounting Standards Codification (“ASC”) 805-10. Cost accumulation model was used to account for the cost of the acquisition and the 100,000 Euros earn-out was considered as contingent consideration based on ASC 805-50. Travelzoo acquired the database of members and recorded $2.2 million intangible assets from both agreements.

Intangible Assets
The following table presents the gross fair values and estimated useful lives of intangible assets (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
Non-compete agreement (Jack's Flight Club)	660	4.0
Intangible assets (Secret Escapes Spain member database)	445	3.0
Intangible assets (Secret Escapes U.S. member database)	1,751	2.3
Assets Measured at Fair Value on a Non-recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value if an impairment is recognized during the period. The fair value measurements are based on Level 3 inputs which are unobservable inputs based on management assumptions used to measure assets at fair value.
The goodwill assessment was performed by comparing the fair value of the reporting units to their carrying value. The fair value estimates for the reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach, using Level 3 inputs. The indefinite-lived intangible assets assessment was performed using the relief-from-royalty method, which includes unobservable inputs, classified as Level 3 inputs, including projected revenues and an approximate 5% royalty rate.
The Company performed an annual impairment test in October 2023 and did not identify any indicators of impairment for the year ended December 31, 2023.The Company performed its annual test as of October 31, 2022 and a Trade name impairment charge of $200,000 was recorded as “General and administrative expenses” for Jack's flight club, as revenue for Jack's Flight Club was negatively impacted by the pandemic and did not meet forecasted growth expectations. No impairment charge was identified and recorded for goodwill in 2022. In 2020, the Company recorded a goodwill impairment of $2.1 million and a Trade name impairment of $810,000 for Jack's Flight Club, due to the pandemic.
Amortization of Acquired Intangible Assets
The following table presents the activities of intangible assets for the years ended December 31, 2023 and 2022 (in thousands):

	Jack's Flight Club	Secret Escapes Spain member database	Secret Escapes U.S. member database
Intangible assets, net—January 1, 2022	$3,426	—	—
Acquisitions—March 2022	—	445	1,751
Amortization of intangible assets with definite lives	(875)	(118)	(778)
Impairment of trade name—December 31, 2022	(200)	—	—
Intangible assets, net—December 31, 2022	2,351	327	973
Amortization of intangible assets with definite lives	(641)	(141)	(778)
Intangible assets, net—December 31, 2023	$1,710	$186	$195

Amortization expense for acquired intangibles was $1.6 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. Expected future amortization expense of acquired intangible assets as of December 31, 2023 is as follows (in thousands):

Years ending December 31,
2024	$594
2025	47
$641

The Company performed its annual impairment testing of Trade name as of October 31, 2023 using a relief from royalty method. No impairment was identified in 2023. As of December 31, 2023, the carrying value of the Trade name was $1.5 million. The Company's annual impairment test as of October 31, 2022 indicated that Jack’s Flight Club’s indefinite lived intangible assets (“Trade name”) was impaired and an impairment charge of $200,000 was recorded as general and administrative expenses.
Note 4: Debt
On April 24, 2020 and May 5, 2020, the Company received $3.1 million and $535,000, respectively, pursuant to loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the Small Business Association. The loans had a maturity of two (2) years from the disbursement of the funds and an annual interest rate of 1%. The Company used the funds from these loans only for the purposes included in the PPP, including payroll, employee benefits, and rent, and also intends to apply for forgiveness of a portion of the loans in compliance with the CARES Act.
In 2021, the Company settled the $535,000 PPP loan, $494,000 was forgiven and the remaining outstanding principal balance of the loan and interest of $111,000 was repaid. During 2021, the principal and the interest of the $3.1 million PPP loan were forgiven. It is possible that the SBA could subsequently audit the forgiven loans. The Company believes it was eligible to participate in PPP, calculated the loan amount correctly, spent loan proceeds on allowable uses and is entitled to loan forgiveness. The Company will hold onto its financial documents relating to the PPP loans for six years as required.
Note 5: Balance Sheet Components
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$1,084	$764
Notes receivable — current	—	232
Deposits	286	153
Other current assets	90	140
Total prepaid expenses and other	$1,460	$1,289
Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Office equipment and furnishings	$2,141	$5,005
Capitalized internal-use software and website development	2,230	4,601
Leasehold improvements	804	2,414
Computer hardware and software	45	1,728
Property and equipment	5,220	13,748
Less accumulated depreciation and amortization	(4,642)	(13,091)
Total property and equipment, net	$578	$657
Depreciation expense was $291,000 and $418,000 for the years ended December 31, 2023 and 2022, respectively.
Amortization of capitalized internal-use software and website development costs was $39,000 and $1,000 for the years ended December 31, 2023 and 2022, respectively. Amortization of acquired intangible assets is presented in Note 3 above.

Changes to the allowance for credit losses and reserve for member refunds are as follows (in thousands):

	Allowance for doubtful accounts	Reserve for member refunds
Balance at December 31, 2021	$2,094	$5,166
Additions — charged to costs and expenses, or contra revenue	54	15
Deductions — recoveries of amounts previously reserved	(470)	(3,006)
Deductions — write-offs or refunds	(210)	(897)
Balance at December 31, 2022	1,468	1,278
Additions — charged to costs and expenses, or contra revenue	172	—
Deductions — recoveries of amounts previously reserved	(133)	(459)
Deductions — write-offs or refunds	(23)	(551)
Balance at December 31, 2023	$1,484	$268
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation expense	1,381	1,744
Reserve for member refunds	$268	$1,278
Accrued advertising expense	743	538
Other accrued expenses	1,266	1,489
Total accrued expenses and other	$3,658	$5,049

At December 31, 2023 and 2022, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair values because of their relative short maturities.
Note 6: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if management can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of December 31, 2023 or 2022. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
The Company was formed as a result of a combination and merger of entities founded by Ralph Bartel. Azzurro, of which the Ralph Bartel 2005 Trust (of which he is the sole beneficiary) is the controlling shareholder, holds approximately 40.2% of the Company’s outstanding shares as of December 31, 2023. In 2002, Travelzoo.com Corporation was merged into Travelzoo. Under and subject to the terms of the merger agreement, holders of promotional shares of Travelzoo.com Corporation (“Netsurfers”) who established that they had satisfied certain prerequisite qualifications were allowed a period of 2 years following the effective date of the merger to receive one share of Travelzoo in exchange for each share of common stock of Netsurfers. In 2004, two years following the effective date of the merger, certain promotional shares remained unexchanged. As the right to exchange these promotional shares expired, no additional shares were reserved for issuance. Thereafter, the Company began to offer a voluntary cash program for those who established that they had satisfied certain prerequisite qualifications for Netsurfers promotional shares as further described below.
From 2010 through 2014, the Company became subject to unclaimed property audits of various states in the United States related to the above unexchanged promotional shares and completed settlements with all such states. Although the Company has settled the unclaimed property claims with all such states, the Company may still receive inquiries from certain potential Netsurfers promotional stockholders that had not provided their state of residence to the Company by April 25, 2004.

Therefore, the Company is continuing its voluntary program under which it makes cash payments to individuals related to promotional shares for individuals whose residence was unknown by the Company and who establish that they satisfy the original conditions required for them to receive shares of Netsurfers, and who failed to submit requests to convert their shares into shares of Travelzoo within the required time period. This voluntary program is not available for individuals whose promotional shares have been escheated to a state by the Company, except those individuals for whom their residence was unknown to the Company. The Company did not make any such payments in 2023 or 2022.
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
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining terms ranging from less than one year to up to seven years. The Company maintains standby letters of credit (“LOC”) to serve as collateral issued to the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Consolidated Balance Sheets.
Rent expense was $2.8 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively. The Company’s rental income from sublease was approximately $271,000 and $353,000 for the years ended December 31, 2023 and 2022. See Note 14–Leases for more information.
The Company has purchase commitments aggregating approximately $535,000 as of December 31, 2023, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 7: Income Taxes
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S.	$15,319	$9,636
Foreign	1,794	322
	$17,113	$9,958

Income tax expense consists of current and deferred components, further categorized by federal, state and foreign jurisdictions, as shown below. The current provision is generally that portion of income tax expense that is currently payable to the taxing authorities. The Company makes estimated payments of these amounts during the year. The deferred tax provision results from changes in the Company’s deferred tax assets (future deductible amounts) and tax liabilities (future taxable amounts), which are presented in the table below:

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2023
Federal	$3,267	$7	$3,274
State	664	72	736
Foreign	1,126	(31)	1,095
	$5,057	$48	$5,105
Year Ended December 31, 2022
Federal	$1,772	$528	$2,300
State	376	221	597
Foreign	348	25	373
	$2,496	$774	$3,270

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022
Federal tax at statutory rates	$3,594	$2,091
State taxes, net of federal income tax benefit	584	471
Change of valuation allowance	—	(34)
Uncertain tax positions	43	107
Foreign income taxed at different rates	539	(38)
Stock-based compensation expense	30	469
Other	315	204
Total income tax expense	$5,105	$3,270
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss and credit carryforwards	$3,349	$4,935
Operating lease liabilities	1,947	2,417
State income taxes	109	74
Accruals and allowances	391	627
Stock-based compensation	432	256
Unrealized foreign exchange losses	363	329
Deferred revenue	61	191
Property, equipment and intangible assets	156	—
Capital loss carryforward	404	410
Total deferred tax assets	7,212	9,239
Valuation allowance	(2,878)	(4,455)
Total deferred tax assets net of valuation allowance	4,334	4,784
Deferred tax liabilities:
Operating lease right-of-use assets	(1,138)	(1,416)
Property, equipment and intangible assets	—	(146)
Total deferred tax liabilities	(1,138)	(1,562)
Net deferred tax assets	$3,196	$3,222
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2023	$4,455	(1,577)		$2,878
2022	$8,717	—	(4,262)	$4,455
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholders' equity or deferred tax assets (liabilities).

As of December 31, 2023, the Company has a valuation allowance of approximately $2.3 million related to foreign net operating loss (“NOL”) carryforwards of approximately $18.2 million primarily related to the Company's Asia Pacific entities (whose operations were classified as discontinued operations as of March 2020), for which it is more likely than not that the tax benefit will not be realized.

The liquidations of Travelzoo Australia, Travelzoo (Hong Kong) Limited and Travelzoo Local (Hong Kong) were completed in 2023, resulting in a write-off of the remaining net deferred tax assets of approximately $1.8 million for these entities, offset by the release of the corresponding valuation allowance. If not utilized, $10.9 million of the remaining foreign NOL may be carried forward indefinitely, and $7.3 million will expire at various times between 2024 and 2027.
As of December 31, 2023, the Company has U.S. federal NOL carryforwards of $48.4 million as a result of the acquisition of MTE discussed in Note 3 above. If not utilized, $7.4 million of the remaining NOL may be carried forward indefinitely, and $41.0 million will expire at various times between 2030 and 2037. As of December 31, 2023, the Company had state and local NOL carryforwards of $121.7 million, which expire at various times between 2035 and 2042. The Company has not recorded these net operating losses because an uncertain tax position has been recorded relating to them.
As of December 31, 2023, the Company is permanently reinvested in certain non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributable to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $775,000 at December 31, 2023.
The total amount of gross unrecognized tax benefits was $23.9 million as of December 31, 2023, of which up to $16.6 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits in 2022 and 2023 is as follows (in thousands):

Gross unrecognized tax benefits balance at December 31, 2021	$1,044
Increase related to current year tax positions	15,833
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2022	16,877
Increase related to prior year tax positions	7,018
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2023	$23,895

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2023, the Company had approximately $803,000 in accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2019, and is subject to California tax examinations for years after 2018. The IRS and taxing authorities can also audit the NOL carryforwards acquired through the MTE acquisition, which were generated starting in 2008.
Although the timing of any initiation, resolution and/or closure of any audits is highly uncertain, it is reasonably possible that the balance of the gross unrecognized tax benefits related to the method of computing income taxes in certain jurisdictions and losses reported on certain income tax returns could significantly change in the next 12 months. These changes may occur through settlement with taxing authorities or expiration of the statute of limitations on returns filed. The Company is unable to estimate a range of possible adjustments to the balance of gross unrecognized tax benefits.
Note 8: Accumulated Other Comprehensive Loss
The following table summarizes changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$(4,905)	$(3,793)
Other comprehensive income (loss) due to foreign currency translation	298	(1,112)
Ending balance	$(4,607)	$(4,905)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022. Accumulated other comprehensive income (loss) consists of foreign currency translation gain (loss).

Note 9: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company has matched employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vest after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $673,000 and $689,000 for the years ended December 31, 2023 and 2022, respectively.
Note 10: Stock-Based Compensation and Stock Options
The Company accounts for its employee stock options under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant, employing an option-pricing model. The value of the portion of awards expected to vest is recognized on a straight-line basis as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations.
On May 29, 2020, the shareholders of the Company approved certain amendments to the Bartel Option Agreements, which increased and repriced all outstanding, unexercised options granted to Mr. Holger Bartel (the “Option Agreement Amendments”). Pursuant to the Option Agreement Amendments and subject to shareholder approval, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the Option Agreement Amendments, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49. Additionally, the Option Agreement Amendments made the following increases: (a) 400,000 additional options to purchase the Company’s common stock pursuant to the 2015 Option Agreement, (b) 150,000 additional options to purchase the Company’s common stock pursuant to the 2017 Option Agreement, and (c) 400,000 additional options to purchase the Company’s common stock pursuant to the 2019 Option Agreement, which resulted in a total of 1,900,000 options granted to Mr. Bartel pursuant to the Option Agreement Amendments. Mr. Bartel’s amended options pursuant to the 2015 Option Agreement and the 2017 Option Agreement were fully vested upon the execution of the applicable Option Agreement Amendment. Therefore, stock-based compensation related to these options was fully expensed in the second quarter of 2020. In 2021, 800,000 options granted pursuant to the 2015 Option Agreement, 300,000 options granted pursuant to the 2017 Option Agreement and 260,000 options granted pursuant to the 2019 Option Agreement were exercised by Mr. Bartel, 681,902 shares of common stock were issued as the result of a cashless exercise or net settlement with respect to the option exercise price or taxes which were approved by Travelzoo's Board of Directors. As of December 31, 2021, stock-based compensation related to the 2019 Option Agreement and applicable Option Agreement Amendment was fully expensed. Mr. Bartel exercised the remaining 540,000 options granted pursuant to the 2019 Option Agreement in 2022. The Company received aggregate cash proceeds of $1.9 million.
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee's departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise which were approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. No option was exercised in 2022. In 2023, 50,000 options were exercised and 18,098 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2023, stock-based compensation related to these Option Agreements and applicable Option Agreement Amendments were fully expensed.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company at the time, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2023, 200,000 options were exercised and 121,307 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of December 31, 2022, stock-based compensation related to this grant was fully expensed.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee's departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of cashless exercise or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. In 2023, 50,000 options were exercised and 16,619 shares of common stock were issued as the result of the cashless exercise which were approved by Travelzoo’s Board of Directors. As of December 31, 2023, there was approximately $25,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.3 years.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of December 31, 2023, there was approximately $144,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 1.0 year.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of December 31, 2023, stock-based compensation related to this grant was fully expensed.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. As of December 31, 2023, there was approximately $239,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years.
In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2025. As of December 31, 2023, there was approximately $417,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.0 years.
The Company recorded $1.6 million and $1.8 million of stock-based compensation in general and administrative expenses for the years ended December 31, 2023 and 2022, respectively.
The Company utilizes the Black-Scholes option pricing model to value the stock options, with an expected life as defined under the simplified method, using an average of the contractual term and vesting period of the stock options, and risk-free interest rates based on the U.S. Treasury yield curve in effect at the time of grant. Historical volatility is calculated based upon implied volatility of the Company's historical stock prices. The Company accounts for forfeitures as they occur.

The fair value of stock options granted in 2023 and 2022 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2023	2022
Weighted-average fair value of options granted per share	$2.78	$3.00
Historical volatility	75%	77%
Risk-free interest rate	4.40%	2.85%
Dividend yield	—	—
Expected life in years	3.6	3.2
As of December 31, 2023, there was approximately $824,000 of unrecognized stock-based compensation expense related to outstanding stock options, expected to be recognized over 0.8 years.

Option activities during the years ended December 31, 2021 and 2023 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2021	1,090,000	$3.76	2.92 years
Options Granted	700,000	7.95
Exercised options	(565,000)	3.49
Options forfeited and canceled	(50,000)	3.49
Outstanding at December 31, 2022	1,175,000	$6.40	3.38 years
Options Granted	200,000	$4.96
Exercised options	(325,000)	$3.49
Outstanding at December 31, 2023	1,050,000	$7.02	3.11 years	$2,632
Exercisable and fully vested at December 31, 2023	783,332	$7.48	2.97 years	$1,610
Outstanding at December 31, 2023 and expected to vest thereafter	266,668	$5.70	3.51 years	$1,022
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2023. These amounts change based on the fair value of the Company’s stock. The Company’s policy is to issue shares from authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2023 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$3.49	100,000	0.82 years	$3.49	75,000	0.68 years
$4.96	200,000	4.19 years	$4.96	50,000	4.19 years
$6.78	100,000	3.42 years	$6.78	33,332	3.42 years
$8.14	600,000	3.17 years	$8.14	600,000	3.17 years
$9.44	50,000	2.01 years	$9.44	25,000	2.01 years

Note 11: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and with capital allocation. Management is allowed discretion in the execution of repurchase programs, based upon market conditions and consideration of capital allocation.
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In 2022, the Company repurchased 306,375 shares of common stock for an aggregate purchase price of $1.6 million, which was recorded as part of treasury stock as of December 31, 2022. The Company repurchased 34,687 shares of common stock in the first quarter of 2023 for $186,000 and repurchased 658,938 shares of common stock in the second quarter of 2023 for $4.7 million. The shares repurchased were retired and recorded as a reduction of additional paid-in capital. This stock repurchase program was completed in 2023.
On July 26, 2023, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company subsequently repurchased 1,000,000 shares of common stock for an aggregate purchase price of $6.9 million, with such shares retired and recorded as a reduction of additional paid-in capital. This stock repurchase program was completed in 2023.
On October 24, 2023, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company repurchased 600,000 shares of common stock for an aggregate purchase price of $5.0 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital. As of December 31, 2023, there were 400,000 shares remaining to be repurchased under this program.
Note 12: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the chief operating decision maker’s management of the business. During 2023, the Company had four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing activities in certain Asia Pacific territories, the Travelzoo META subscription service and MTE.
In 2022, the Company managed its business and operated in three reportable segments, including Travelzoo North America, Travelzoo Europe and Jack’s Flight Club. Following the acquisition of MTE in December 2022 and the development and announcement of Travelzoo META, the Company’s chief operating decision maker evaluated New Initiatives as an additional reportable segment beginning in 2023. Accordingly, segment operating results reported below for the year ended December 31, 2022 have been restated in accordance with GAAP under the FASB’s Segment Reporting (Topic 280). Specifically, the 2022 Travelzoo North America segment financial information was adjusted to exclude results related to the 2022 New Initiatives segment, which is now presented separately.
For the year ended December 31, 2023, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack's Flight Club comprised 5% of revenues.
Management relies on an internal management reporting process that provides revenue and segment operating profit (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating profit (loss) are appropriate measures of evaluating the operational performance of the Company’s segments. As noted above, the reported financial information for 2022 has been reclassified to conform to the current segment presentation.
The following is a summary of operating results and assets by business segment (in thousands):

Year Ended December 31, 2023	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$54,837	$25,291	$4,145	$204	$84,477
Intersegment revenues	1,243	(1,270)	27	—	—
Total net revenues	$56,080	$24,021	$4,172	$204	$84,477
Operating income (loss)	$15,254	$1,317	$(23)	$(976)	$15,572

Year Ended December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$47,029	$20,068	$3,477	$25	$70,599
Intersegment revenues	613	(613)	—	—	—
Total net revenues	$47,642	$19,455	$3,477	$25	$70,599
Operating income (loss)	$10,348	$(1,803)	$—	$(988)	$7,557

As of December 31, 2023	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$152	$106	$—	$320	$—	$578
Total assets	$96,865	$22,655	$19,472	$3,570	$(87,181)	$55,381

As of December 31, 2022	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$357	$86	$—	$214	$—	$657
Total assets	$97,960	$19,253	$18,737	$336	$(69,023)	$67,263
Revenues for each segment are recognized based on customer locations within a designated geographic region. Property and equipment are attributed to the geographic region in which the assets are located.
For the years ended December 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category and segment. Travel revenue includes travel publications (such as Top 20 newsletter, Standalone newsletters, Travelzoo website, Travelzoo Network), Getaways vouchers, hotel platform and vacation packages. Local revenue includes Local Deals vouchers and entertainment offers.

	Year Ended December 31,
	2023	2022
Travelzoo North America
Travel	$53,448	$44,446
Local	2,632	3,196
Total Travelzoo North America revenues	56,080	47,642
Travelzoo Europe
Travel	22,415	18,053
Local	1,606	1,402
Total Travelzoo Europe revenues	24,021	19,455
Jack's Flight Club	4,172	3,477
New Initiatives	204	25
Consolidated
Travel	75,863	62,499
Local	4,238	4,598
Jack's Flight Club	4,172	3,477
New Initiatives	204	25
Total revenues	$84,477	$70,599
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

The following table sets forth revenues for individual countries that comprised 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2023	2022
Revenue
United States	$50,891	$43,151
United Kingdom	19,486	15,795
Rest of the world	14,100	11,653
Total revenues	$84,477	$70,599
The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2023	2022
United States	$115	$274
Rest of the world	463	383
Total long-lived assets	$578	$657
Note 13: Related Party Transactions
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2023, holds approximately 40.2% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 3.8% of the Company's outstanding shares as of December 31, 2023.
Stock Purchase Agreement between Travelzoo and Azzurro Capital Inc.
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro, and also completed a private placement of newly issued shares. As of December 31, 2022, Azzurro and Ralph Bartel owned approximately 50.3% of the Company’s outstanding shares. See Note 3–Acquisitions in the consolidated financial statements for further information.
Service Agreement with Metaverse Travel Experiences, Inc.
On March 1, 2022, Travelzoo (Asia) Limited, a Hong Kong limited company and wholly-owned subsidiary of the Company (“Travelzoo Asia”), entered in a four year Service Agreement (the “Service Agreement”) with a wholly-owned subsidiary of Azzurro Capital Inc., MTE, formerly Azzurro Brands Inc. Azzurro Capital Inc. is the Company’s largest shareholder. The Service Agreement was reviewed and unanimously authorized and approved by the Audit Committee of the Board of Directors, which is comprised solely of independent and disinterested directors. Pursuant to the Service Agreement, MTE will source curated Metaverse experiences in exchange for $25,000 per month, payable in advance each quarter. $250,000 was paid to MTE from Travelzoo (Asia) Limited in 2022 for Metaverse experiences which was expensed as Sales and marketing expenses in 2022. MTE is also entitled to receive commission equal to 25% of any subscription revenue generated by the Company. The Service Agreement is for a term of four (4) years but may be terminated for convenience after two (2) years. No commission was paid to MTE in 2022. Upon consummation of the Stock Purchase Agreement between the Company and Azzurro Capital Inc. as described above, the Service Agreement was terminated.

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
On March 17, 2022, the Company, as Buyer, entered into an Asset Purchase Agreement (the “APA”) with Azzurro Brands Inc. to purchase the database previously utilized by Travelzoo in accordance with the License Agreement. The purchase price for the transaction was $1.75 million, with $600,000 paid in cash upon closing in March 2022 and the remaining $1.15 million payable in the form of a credit with Seller relating to prepaid license fees, under the License Agreement. The remaining commitment of the Company under the License Agreement for the then-current remaining term (equal to $825,000) was eliminated.
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
On May 23, 2023, Travelzoo was named as a nominal defendant in a complaint for recovery of short swing profits filed in the Southern District of New York under Section 16(b) of the Securities Exchange Act, by Dennis J. Donoghue and Mark Rubenstein, against Ralph Bartel, the Ralph Bartel 2005 Trust and Azzurro Capital Inc. This case is ongoing but as Travelzoo is a nominal defendant, it did not accrue any expense as of December 31, 2023.
Note 14: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to seven years. Certain leases include one or more options to renew. In addition, we sublease certain real estate to a third party. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$2,349	$2,316
Short-term lease cost	149	—
Variable lease cost	580	683
Sublease income	(271)	(353)
Total lease cost	$2,807	$2,646

Cash payments against the operating lease liabilities totaled $3.2 million for each of the years ended December 31, 2023 and 2022. ROU assets obtained in exchange for lease obligations was $602,000 and $1.7 million for the year ended December 31, 2023 and 2022, respectively.

The following table summarizes the presentation in our consolidated balance sheets of our operating leases (in thousands):

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$6,015	$7,440

Liabilities:
Operating lease liabilities	$2,530	$2,972
Long-term operating lease liabilities	6,717	8,326
Total operating lease liabilities	$9,247	$11,298

Weighted average remaining lease term (years)	5.26	5.87
Weighted average discount rate	4.3%	4.3%

Maturities of remaining lease liabilities at December 31, 2023 were as follows (in thousands):

Years ending December 31,
2024	$2,701
2025	1,900
2026	1,396
2027	1,350
2028	1,350
Thereafter	1,575
Total lease payments	10,272
Less interest	(1,025)
Present value of operating lease liabilities	$9,247
Note 15: Discontinued Operations
On March 10, 2020, Travelzoo issued a press release announcing that it will exit its loss-making business in Asia Pacific. The decision supports the Company's strategy to focus on value creation for shareholders by focusing on growing the businesses in North America and Europe.

The Asia Pacific business ceased operations as of March 31, 2020, except for the Company's Japan and Singapore units, which were held for sale. The Company classified Asia Pacific as discontinued operations at March 31, 2020. Prior periods have been reclassified to conform with the current presentation. The following table provides a summary of amounts included in discontinued operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses:
Sales and marketing	—	—
Product development	—	—
General and administrative	12	—
Total operating expenses	12	—
Loss from operations	(12)	—
Other income (loss), net	472	(35)
Income (loss) before income taxes	460	(35)
Income tax expense	—	24
Net income (loss) from discontinued operations	$460	$(59)
On June 16, 2020, in connection with its Asia Pacific exit plan, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Japan to Mr. Hajime Suzuki (the “Japan Buyer”) for consideration of 1 Japanese Yen. The Company recognized a pre-tax loss of $128,000. The parties also entered into a License Agreement, whereby Travelzoo Japan obtained rights to use the intellectual property of Travelzoo exclusively in Japan in exchange for quarterly royalty payments based on revenue over a 5-year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46.0 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining repaid in 2023. The Company recognized royalties of $36,000 and $0 for its licensing arrangements from the licensee in Japan for the years ended December 31, 2023 and 2022.
On August 24, 2020, the Company completed a sale of 100% of the outstanding capital stock of Travelzoo Singapore, to an unaffiliated entity, Finest Hotels Pty Ltd d/b/a Travelzoo (“AUS Buyer”), which is fully owned by Mr. Julian Rembrandt, the Company's former General Manager of Southeast Asia and Australia for consideration of 1 Singapore Dollar. The parties also entered into a License Agreement, whereby the AUS Buyer obtained a license to use the intellectual property of Travelzoo exclusively in Australia, New Zealand and Singapore and non-exclusively in China and Hong Kong for quarterly royalty payments based upon revenue over a 5-year term, with an option to renew. The non-exclusive license in China and Hong Kong was terminated by Travelzoo. The Company recognized royalties of $35,000 and $25,000 for its licensing arrangements from AUS Buyer for the years ended December 31, 2023 and 2022, respectively.

The following table presents information related to the major classes of assets and liabilities classified as assets and liabilities from discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 31, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$1	$10
Prepaid expenses and other	—	1
Total assets from discontinued operations	$1	$11
LIABILITIES
Accounts payable	$—	$403
Accrued expenses and other	—	13
Income tax payable	24	24
Deferred revenue	—	12
Total liabilities from discontinued operations	$24	$452

Net cash used in operating activities and investing activities for discontinued operations for the for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(9)	$(21)

Note 16: Non-Controlling Interest
The Company’s consolidated financial statements include Jack's Flight Club, which the Company has operating control over but owns a 60% equity interest in.
Non-controlling interest for the years ended December 31, 2023 and 2022 was as follows (in thousands):

Non-controlling interest—January 1, 2022	$4,600
Net loss attributable to non-controlling interest	(5)
Non-controlling interest—December 31, 2022	4,595
Net loss attributable to non-controlling interest	102
Non-controlling interest—December 31, 2023	$4,697
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
At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and PAO concluded that certain of our disclosure controls and procedures were not effective as of December 31, 2023, related to financial reporting and disclosure of non-routine, non-recurring, unusual and complex transactions, as further described below.
However, after giving full consideration to the material weakness, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with US GAAP. Our CEO and PAO have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
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
Remediation Plan
We have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above. Specifically, we realigned certain of our personnel (including recruiting for additional headcount in Finance), improved reporting processes, and designed and implemented new controls in preparation for the next non-routine, non-recurring, unusual or complex transaction. We will engage sufficient outside subject matter experts and specialists to ensure the complete and timely accounting and financial reporting for certain non-routine, unusual or complex transactions and technical matters, where appropriate. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 for the reasons discussed above.

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

March 22, 2024

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
(3) Exhibits:
See attached Exhibit Index

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Travelzoo (Incorporated by reference to our Schedule 14A (File No. 000-50171), filed April 1, 2019)

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.5 on Form 8-K (File No. 000-50171), filed April 5, 2022).

4.1*	—	Description of the Company’s Common and Preferred Stock (Incorporated by reference to Exhibit 4.1 on Form 10-K (File No. 000-50171), filed March 31, 2021)

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2	—	Stock Repurchase Agreement, dated March 27, 2021, between Travelzoo and Holger Bartel (Incorporated by reference to Exhibit 10.11 on Form 10-K (File No. 000-50171), filed March 31, 2021)

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2‡	—	Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97†	—	Travelzoo Clawback Policy, dated October 10, 2022

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: March 22, 2024
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

Signatures	Title(s)	Date

/s/ CHRISTINA SINDONI CIOCCA	Chair of the Board of Directors	March 22, 2024
Christina Sindoni Ciocca

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 22, 2024
Holger Bartel

/s/ LIJUN QI	Principal Accounting Officer	March 22, 2024
Lijun Qi

/s/ VOLODYMYR CHEREVKO	Director	March 22, 2024
Volodymyr Cherevko

/s/ MICHAEL KARG	Director	March 22, 2024
Michael Karg

/s/ CARRIE LIQUN LIU	Director	March 22, 2024
Carrie Liqun Liu