Form 10-Q
period 2024-03-31
TRAVELZOO
filed 2024-05-15
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of May 7, 2024 was 13,097,998.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$16,190	$15,713
Accounts receivable, less allowance for doubtful accounts of $1,490 and $1,484 as of March 31, 2024 and December 31, 2023, respectively	13,151	12,965
Prepaid income taxes	566	629
Prepaid expenses and other	1,681	1,460
Assets from discontinued operations	—	1
Total current assets	31,588	30,768
Deposits and other	225	1,115
Deferred tax assets	3,107	3,196
Restricted cash	675	675
Operating lease right-of-use assets	5,892	6,015
Property and equipment, net	532	578
Intangible assets, net	1,773	2,091
Goodwill	10,944	10,944
Total assets	$54,736	$55,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,514	$4,546
Merchant payables	17,827	20,622
Accrued expenses and other	3,634	3,658
Deferred revenue	3,247	2,044
Income tax payable	805	766
Operating lease liabilities	2,463	2,530
Liabilities from discontinued operations	24	24
Total current liabilities	33,514	34,190
Long-term tax liabilities	5,596	4,681
Long-term operating lease liabilities	6,458	6,717
Other long-term liabilities	376	911
Total liabilities	45,944	46,499
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 13,202 shares issued and outstanding as of March 31, 2024, 13,575 shares issued and outstanding as of December 31, 2023)	132	136
Additional paid in capital	—	439
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	(1,753)	(1,753)
Retained earnings	20,125	19,508
Accumulated other comprehensive loss	(4,861)	(4,607)
Total Travelzoo stockholders’ equity	4,106	4,186
Non-controlling interest	4,686	4,697
Total stockholders’ equity	8,792	8,883
Total liabilities and stockholders’ equity	$54,736	$55,382

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$21,985	$21,601
Cost of revenues	2,640	2,691
Gross profit	19,345	18,910
Operating expenses:
Sales and marketing	8,598	9,296
Product development	566	490
General and administrative	4,590	4,413
Total operating expenses	13,754	14,199
Operating income	5,591	4,711
Other income, net	139	350
Income from continuing operations before income taxes	5,730	5,061
Income tax expense	1,505	1,378
Income from continuing operations	4,225	3,683
Loss from discontinued operations, net of taxes	—	(2)
Net income	4,225	3,681
Net income (loss) attributable to non-controlling interest	(11)	8
Net income attributable to Travelzoo	$4,236	$3,673

Net income attributable to Travelzoo—continuing operations	$4,236	$3,675
Net loss attributable to Travelzoo—discontinued operations	$—	$(2)

Income per share—basic
Continuing operations	$0.31	$0.23
Discontinued operations	$—	$—
Net income per share —basic	$0.31	$0.23

Income per share—diluted
Continuing operations	$0.31	$0.23
Discontinued operations	$—	$—
Income per share—diluted	$0.31	$0.23

Shares used in per share calculation from continuing operations—basic	13,489	15,697
Shares used in per share calculation from discontinued operations—basic	13,489	15,697

Shares used in per share calculation from continuing operations—diluted	13,625	15,779
Shares used in per share calculation from discontinued operations—diluted	13,625	15,779

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$4,225	$3,681
Other comprehensive income (loss):
Foreign currency translation adjustment	(254)	80
Total comprehensive income	$3,971	$3,761

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,225	$3,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	478
Stock-based compensation	95	396
Deferred income tax	(15)	(68)
Net foreign currency effect	3	3
Net recoveries of accounts receivable and refund reserves	(33)	(712)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(235)	372
Prepaid income taxes	63	407
Prepaid expenses and other	582	160
Accounts payable	1,008	(1,321)
Merchant payables	(2,678)	(4,591)
Accrued expenses and other	(239)	13
Deferred revenue	1,211	898
Income tax payable	54	—
Other liabilities, net	197	819
Net cash provided by operating activities	4,621	535
Cash flows from investing activities:
Proceeds from repayment of note receivable	—	39
Purchases of property and equipment	(35)	(111)
Net cash used in investing activities	(35)	(72)
Cash flows from financing activities:
Repurchase of common stock	(3,872)	(186)
Net cash used in financing activities	(3,872)	(186)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(238)	171
Net increase in cash, cash equivalents and restricted cash	476	448
Cash, cash equivalents and restricted cash at beginning of period	16,389	19,378
Cash, cash equivalents and restricted cash at end of period	$16,865	$19,826
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$548	$74
Right-of-use assets obtained in exchange for lease obligations—operating leases	$235	$—
Cash paid for amounts included in the measurement of lease liabilities	$857	$860
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$36	$—
Accrued tax withholding related to option exercise	$249	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	13,575	$136	$—	$439	$(9,537)	$(1,753)	$19,508	$(4,607)	$4,186	$4,697	$8,883
Stock-based compensation expense	—	—		95	—	—	—	—	95	—	95
Repurchase of common stock (1)	—	—	(3,908)	—	—	—		—	(3,908)	—	(3,908)
Retirement of treasury stock	(400)	(4)	3,908	(285)	—	—	(3,619)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	27	—	—	(249)	—	—	—	—	(249)	—	(249)
Foreign currency translation adjustment	—	—		—	—	—	—	(254)	(254)	—	(254)
Net income	—	—		—	—	—	4,236	—	4,236	(11)	4,225
Balances, March 31, 2024	13,202	$132	$—	$—	$(9,537)	$(1,753)	$20,125	$(4,861)	$4,106	$4,686	$8,792

(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256	$4,595	$8,851
Stock-based compensation expense	—	—		396	—	—	—	—	396	—	396
Repurchase of common stock	—	—	(186)	—	—	—		—	(186)	—	(186)
Foreign currency translation adjustment	—	—		—	—	—	—	80	80	—	80
Net income	—	—		—	—	—	3,673	—	3,673	8	3,681
Balances, March 31, 2023	16,505	$165	$(7,316)	$23,670	$(9,537)	$(4,753)	$10,815	$(4,825)	$8,219	$4,603	$12,822

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. It operates Travelzoo®, the club for travel enthusiasts, and Jack’s Flight Club®, a subscription service that provides information about exceptional airfares. Travelzoo has more than 30 million members.
Through its websites, e-mails newsletters, iOS and Android apps, and social media channels, Travelzoo provides members information and access to exclusive discounted travel, entertainment, and local offers and experiences. Offers are researched, negotiated, and personally selected by Travelzoo’s deal experts around the globe. Offers are sourced from more than 5,000 top travel and entertainment partners.
The Company generates revenues from advertising, membership fees, and other.
In March 2022, the Company began the development of Travelzoo META, a subscription service that is intended to provide Metaverse travel experiences.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements covering Australia, Japan, New Zealand, Singapore, and South Korea. The license agreements the licensees exclusive rights to use Travelzoo products, services and intellectual property quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. Azzurro Capital Inc. is the Company’s largest shareholder, and as of March 31, 2024, holds approximately 39.6% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 3.9% of the Company's outstanding shares as of March 31, 2024.
Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s Form 10-K filed with the SEC on March 22, 2024.
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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future period, and the Company makes no representations related thereto.
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
(c) Significant Accounting Policies
Below is a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenue Recognition
The Company follows Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), under which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenues consist of (1) advertising revenues and commissions, derived from and generated in connection with purchases made by Travelzoo members, (2) membership fees and (3) other.
Advertising Revenues
Advertising revenues are generated from the publishing of travel and entertainment deals on the Travelzoo website, in Top 20 email newsletters, in Standalone email newsletters and through the Travelzoo Network. The Company also generates transaction-based commission revenues from the sale of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform and limited offerings of vacation packages.
Specifically, for fixed-fee website advertising, the Company recognizes revenues ratably over the contracted placement period. For Top 20 email newsletters and other email products, the Company recognizes revenues when the emails are delivered to its members. For cost-per-click advertising, whereby an advertiser pays the Company when a user clicks on an ad (typically served on Travelzoo properties or Travelzoo Network partner properties), the Company recognizes revenues each time a user clicks on the ad.
The Company also offers clients other advertising models whereby an advertiser pays the Company based on the number of times their advertisement is displayed (whether on Travelzoo properties, email advertisements, Travelzoo Network properties, social platforms or other media properties). For these instances, the Company recognizes revenues each time an ad is displayed.
For transaction-based advertising revenues, including from products such as Local Deals and Getaways prepaid voucher sales, hotel platform bookings and vacation package sales, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis). Accordingly, the Company reports transaction-based advertising revenues on a net basis, as third-party suppliers are primarily responsible for fulfilling the underlying good or service, which the Company does not control prior to its transfer to the customer.

For Local Deals and Getaways prepaid voucher sales, the Company earns a fee for acting as an agent on the sale, while vouchers can subsequently be redeemed for goods or services with third-party merchants. Commission revenues are, accordingly, presented net of amounts due to third-party merchants for fulfilling the underlying goods and services, and net of estimated future refunds to consumers, as the terms of the vouchers permit. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
Membership Fee Revenues
Membership fee revenues are generated from subscription fees paid by Travelzoo, Jack's Flight Club and Travelzoo META members. We recognize subscription revenues ratably over the subscription periods.
Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023.
Other Revenues
Other revenues include licensing fees, fees generated from the existing retail business acquired by the Company when it acquired MTE.
Deferred Revenues
Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2023, $1.5 million was recorded as deferred revenue for Jack's Flight Club, of which $769,000 was recognized in the three months ended March 31, 2024, $569,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $441,000 was recognized as revenue in the three months ended March 31, 2024. As of March 31, 2024, the deferred revenue balance was $3.2 million, of which $2.2 million was for Jack's Flight Club and the remaining $998,000 was for Travelzoo North America and Travelzoo Europe.
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
The Company's refund policy is a 14-day refund period from date of purchase, with an option to extend refund eligibility until voucher redemption or expiration, for a surcharge. As of March 31, 2024, the expiration dates of unexpired vouchers ranged from April 2024 through December 2025; provided, that expiration dates may sometimes be extended on a case-by-case basis and final payments to merchants upon expiration may not be due for up to a year later.

As of March 31, 2024, the Company had approximately $4.5 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $212,000 for these unredeemed vouchers as of March 31, 2024, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2023, the Company had approximately $5.2 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $268,000 for these unredeemed vouchers as of December 31, 2023, as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $17.8 million as of March 31, 2024 is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2023 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the three months ended March 31, 2024.
Operating Leases
The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease payments used to determine the operating lease assets may include lease incentives and stated rent increases. The Company does not include options to extend or terminate until it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company’s leases generally do not provide an implicit rate. The Company elected not to recognize leases with an initial term of 12 months or less on its unaudited condensed consolidated balance sheets.
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities on our unaudited condensed consolidated balance sheets. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer goods or services on compelling terms to our members.
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of March 31, 2024 and December 31, 2023, the Company did not have any customers that accounted for 10% or more of accounts receivable.

As of March 31, 2024, the Company had merchant payables of $17.8 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $1.9 million at March 31, 2024. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of March 31, 2024, unredeemed vouchers have maturities ranging from April 2024 through December 2025; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of March 31, 2024 will be sufficient to provide for working capital needs for at least the next twelve months.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2023	2023
Cash and cash equivalents	$16,190	$15,713
Restricted cash	675	675
Cash, cash equivalents and restricted cash–discontinued operations	—	1
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$16,865	$16,389
The Company’s restricted cash was included in noncurrent assets as of March 31, 2024 and December 31, 2023.
Note 2: Net Income Per Share
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income attributable to Travelzoo—continuing operations	$4,236	$3,675
Net loss attributable to Travelzoo—discontinued operations	$—	$(2)
Denominator:
Weighted average common shares—basic	13,489	15,697
Effect of dilutive securities: stock options	136	82
Weighted average common shares—diluted	13,625	15,779

Income per share—basic
Continuing operations	$0.31	$0.23
Discontinued operations	—	—
Net income per share —basic	$0.31	$0.23

Income per share—diluted
Continuing operations	$0.31	$0.23
Discontinued operations	—	—
Net income per share—diluted	$0.31	$0.23

For the three months ended March 31, 2024 and 2023, options to purchase 925,000 and 950,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions
Jack’s Flight Club
In January 2020, the Company acquired a 60% interest in JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares.

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro
In connection with the acquisition of MTE, formerly a wholly-owned subsidiary of Azzurro, the Company completed a private placement of newly issued shares with Azzurro. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder at the time of the MTE acquisition and, as of December 31, 2022, Azzurro and Ralph Bartel, in his individual capacity, owned approximately 50.3% of the Company’s outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of the Shares of $15.2 million. The consideration for the Shares consisted of the following: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note, carrying a 12% interest rate per annum, issued on the Closing Date and payable by June 30, 2023; and (c) the transfer to the Company of all outstanding capital stock of MTE, which was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company records the $4.8 million promissory note as Note receivable from shareholder in the stockholders’ equity section. In October 2023, the Company and Azzurro agreed to a payment plan for payment of the promissory note in five installments, ending in February 2024, with interest on the outstanding principal accruing at 16% per annum beginning on July 1, 2023. During the year ended December 31, 2023, Azzurro paid $3.0 million of principal. The remaining principal amount of $1.8 million promissory note is collateralized by the Shares and is expected to be paid in 2024. Azzurro paid the interest of $70,000 and $0 in the three months ended March 31, 2024 and 2023, respectively.

Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from acquisitions (in thousands):

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
The goodwill assessment was performed by comparing the fair value of the reporting units to their carrying value. The fair value estimates for the reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach, using Level 3 inputs. The indefinite-lived intangible assets assessment was performed using the relief-from-royalty method, which includes unobservable inputs, classified as Level 3, including projected revenues and approximately 5% royalty rate.
The Company performed an annual impairment test in October 2023 and did not identify any indicators of impairment for the year ended December 31, 2023.
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended March 31, 2024 and 2023 (in thousands):

	Jack’s Flight Club	Secret Escape Spain	Secret Escape U.S.
Intangible assets—December 31, 2022	$2,351	$327	$973
Amortization of intangible assets with definite lives	(168)	(39)	(195)
Intangible assets—March 31, 2023	2,183	288	778
Amortization of intangible assets with definite lives	(158)	(36)	(194)
Intangible assets—June 30, 2023	2,025	252	584
Amortization of intangible assets with definite lives	(157)	$(29)	$(195)
Intangible assets—September 30, 2023	1,868	223	389
Amortization of intangible assets with definite lives	(158)	(37)	(194)
Intangible assets—December 31, 2023	1,710	186	195
Amortization of intangible assets with definite lives	(75)	(48)	(195)
Intangible assets—March 31, 2024	$1,635	$138	$—
Amortization expense for acquired intangibles was $318,000 and $402,000 for the three months ended March 31, 2024 and 2023, respectively.

Expected future amortization expense of acquired intangible assets as of March 31, 2024 is as follows (in thousands):

Years ending December 31,
2024 (excluding the three months ended March 31, 2024)	277
2025	47
$324
The Company performed its annual impairment testing of Trade name as of October 31, 2023 using a relief from royalty method. No impairment was identified in 2023. As of March 31, 2024, the carrying value of the Trade name was $1.5 million. The Company did not identify any indicators of impairment during the three months ended March 31, 2024.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of March 31, 2024 and December 31, 2023. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
The Company leases office space in Canada, France, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining terms ranging from less than one year to up to six years. The Company maintained standby letters of credit (“LOC”) serve as collateral issued to the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the condensed consolidated balance sheets.
The Company has purchase commitments aggregating approximately $384,000 as of March 31, 2024, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.
In January 2022, July 2022 and May 2023, the Company’s German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received notification and payments of $1.2 million, $494,000 and $205,000 from the German Federal Government under its Bridging Aid III plan, Bridging Aid III+ and Bridging Aid IV programs, respectively. These programs were for companies that suffered in the pandemic a decrease in sales of at least 30% in one month compared to the reference month in 2019. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022, July of 2022, and May 2023. The Company is required to submit a final declaration in connection with the grants received by September 30, 2024. The Company believes it was eligible to participate in the programs and is entitled to the funding received and does not expect significant changes to the amounts already received to arise from the final submission. The Company recorded $1.2 million, $494,000 and $205,000 gains in Other income, net in the first and third quarters of 2022 and second quarter of 2023, respectively.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K. The Company’s effective tax rate from continuing operations was 26% and 27%, respectively, for the three months ended March 31, 2024 and 2023. The Company’s effective tax rate for the three months ended March 31, 2024 changed from the three months ended March 31, 2023 primarily due to a decrease in certain non-deductible expenses in the three months ended March 31, 2024.
As of March 31, 2024, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $792,000.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2024, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s effective income tax rate if realized.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2024 and December 31, 2023, the Company had approximately $825,000 and $803,000 in accrued interest and penalties, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2019 and forward and is subject to California tax examinations for years after 2018.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$(4,607)	$(4,905)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(254)	80
Ending balance	$(4,861)	$(4,825)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise which were approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. No option was exercised in 2022. In 2023, 50,000 options were exercised and 18,098 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2023, stock-based compensation related to these Option Agreements and applicable Option Agreement Amendments were fully expensed. During the three months ended March 31, 2024, 75,000 options were exercised and 27,546 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of March 31, 2024, all options granted under these Option Agreements have been exercised or forfeited.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company at the time, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. The options expire in March 2025. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Stock-based compensation related to this grant was fully expensed in 2022. In 2023, the remaining 200,000 options were exercised and 121,307 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors.
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee’s departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. In 2023, 50,000 options were exercised and 16,619 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of March 31, 2024, 25,000 options were vested and outstanding. Total stock-based compensation related to this option grant of $25,000 was recorded in general and administrative expenses for each of the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation related to this grant was fully expensed during the three months ended March 31, 2024.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of March 31, 2024, 50,000 options were outstanding and 37,500 of these options were vested. Total stock-based compensation related to this option grant of $36,000 was recorded in general and administrative expenses for each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $107,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.8 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of March 31, 2024, 600,000 options were vested and outstanding. During the three months ended March 31, 2023, $216,000 was recorded in general and administrative expenses. Stock-based compensation related to this grant was fully expensed in 2023.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. As of March 31, 2024, 100,000 options were outstanding and 33,333 of these options were vested. Total stock-based compensation related to this option grant of $0 and $30,000 was recorded in sales and marketing expenses for the three months ended March 31, 2024 and 2023, respectively As of March 31, 2024, there was approximately $239,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years.
In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2025. As of March 31, 2024, 200,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 and $17,000 was recorded in general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $382,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.8 years.

In March 2024, the Compensation Committee of the Board of Directors granted Holger Bartel 600,000 stock options that vest through December 31, 2025. On April 26, 2024, pursuant to an executed Option Agreement, the shareholders of the Company approved to grant Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029.
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
During the three months ended March 31, 2024, the Company repurchased 400,000 shares of common stock for an aggregate purchase price of $3.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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

The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,273	$6,580	$1,100	$32	$21,985
Intersegment revenues	(45)	82	(37)	—	—
Total net revenues	14,228	6,662	1,063	32	21,985
Operating profit (loss)	$4,438	$1,382	$(99)	$(130)	$5,591

Three Months Ended March 31, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,567	$6,078	$948	$8	$21,601
Intersegment revenues	191	(191)	—	—	—
Total net revenues	14,758	5,887	948	8	21,601
Operating profit (loss)	$4,516	$457	$(45)	$(217)	$4,711
Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of March 31, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$129	$113	$—	$290	$—	$532
Total assets excluding discontinued operations	$96,599	$22,201	$19,474	$3,520	$(87,058)	$54,736

As of December 31, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$152	$106	$—	$320	$—	$578
Total assets excluding discontinued operations	$96,865	$22,655	$19,472	$3,570	$(87,181)	$55,381
For the three months ended March 31, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2024 and December 31, 2023, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category: Advertising, Membership Fees, and Other. Advertising includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform, vacation packages, Local Deals vouchers and entertainment offers (vouchers and direct bookings). Membership Fees includes subscription fees paid by Travelzoo, Jack's Flight Club and Travelzoo META members. Travelzoo and Jack's Flight Club members. Other includes licensing fees from license agreements and the existing retail business acquired by the Company in the MTE transaction.

	Three Months Ended
	March 31,
	2024	2023
Advertising	$20,850	$20,645
Membership Fees	1,104	948
Other	31	8
Total revenues	$21,985	$21,601

Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue
United States	$12,771	$13,473
United Kingdom	5,515	4,962
Germany	1,871	1,495
Rest of the world	1,828	1,671
Total revenues	$21,985	$21,601

The following table sets forth property and equipment by geographic area (in thousands):

	March 31,	December 31,
	2024	2023
United States	$106	$115
China (Hong Kong)	279	308
Rest of the world	147	155
Total long-lived assets	$532	$578

Note 10: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to six years. Certain leases include one or more options to renew. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$532	$674
Short-term lease cost	137	20
Variable lease cost	120	150
Sublease income	—	(90)
Total lease cost	$789	$754
Cash payments against the operating lease liabilities totaled $857,000 and $860,000 for the three months ended March 31, 2024 and 2023, respectively. ROU assets obtained in exchange for lease obligations was $235,000 for the three months ended March 31, 2024. There was no ROU asset obtained in exchange for lease obligations for three months ended March 31, 2023.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$5,892	$6,015

Liabilities:
Operating lease liabilities	$2,463	$2,530
Long-term operating lease liabilities	6,458	6,717
Total operating lease liabilities	$8,921	$9,247

Weighted average remaining lease term (years)	5.04	5.26
Weighted average discount rate	4.3%	4.3%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2024 (excluding the three months ended March 31, 2024)	$2,044
2025	2,263
2026	1,457
2027	1,350
2028	1,350
Thereafter	1,575
Total lease payments	10,039
Less interest	(1,118)
Present value of operating lease liabilities	$8,921
Note 11: Non-Controlling Interest
The Company’s consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

Non-controlling interest—December 31, 2022	$4,595
Net income attributable to non-controlling interest	8
Non-controlling interest—March 31, 2023	4,603
Net income attributable to non-controlling interest	37
Non-controlling interest—June 30, 2023	4,640
Net income attributable to non-controlling interest	52
Non-controlling interest—September 30, 2023	4,692
Net income attributable to non-controlling interest	5
Non-controlling interest—December 31, 2023	4,697
Net income attributable to non-controlling interest	(11)
Non-controlling interest—March 31, 2024	$4,686

Note 12: Related Party Transactions
Stock Purchase Agreement between Travelzoo and Azzurro
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc., and also completed a private placement of newly issued shares. As of December 31, 2022, Azzurro Capital Inc. and Ralph Bartel owned approximately 50.3% of the Company’s outstanding shares. See Note 3: Acquisitions in the condensed consolidated financial statements for further information.
Sale and Purchase of Travelzoo Common Stock within Six Month Period
On May 23, 2023, Travelzoo was named as a nominal defendant in a complaint for recovery of short swing profits filed in the Southern District of New York under Section 16(b) of the Securities Exchange Act, by Dennis J. Donoghue and Mark Rubenstein, against Ralph Bartel, the Ralph Bartel 2005 Trust and Azzurro Capital Inc.
Note 13: Subsequent Event
On April 29, 2024, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. Purchases may be made, from time to time, in the open market and will be funded from available cash. The number of shares to be purchased and the timing of purchases will be based on the level of Travelzoo’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

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
Overview
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. It operates Travelzoo®, the club for travel enthusiasts, and Jack’s Flight Club®, a subscription service that provides information about exceptional airfares. Travelzoo has more than 30 million members.
Through its websites, e-mails newsletters, iOS and Android apps, and social media channels, Travelzoo provides members information and access to exclusive discounted travel, entertainment, and local offers and experiences. Offers are researched, negotiated, and personally selected by Travelzoo’s deal experts around the globe. Offers are sourced from more than 5,000 top travel and entertainment partners.
The Company generates revenues from advertising, membership fees, and other.
In March 2022, the Company began the development of Travelzoo META, a subscription service that is intended to provide Metaverse travel experiences.
We also license Travelzoo products, services and intellectual property to licenses in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company recognized $17,000 and $8,000 in royalties in the three months ended March 31, 2024 and 2023, respectively. Under the licensing agreements, Travelzoo's existing member list in the applicable territories continue to be owned by the Company.
In May 2023 we launched Travelzoo META, to extend the range of experiences we offer consumers in the emerging metaverse. This paid membership service currently provides founding members with a limited edition “Travel Companion” non-fungible token (“NFT”) and future access to beta version metaverse travel experiences, as developed. In December 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), to support Travelzoo META in sourcing prospective metaverser travel experiences. MTE also continues to operate its legacy business in retail and fashion, which is included in but not material to the Company’s consolidated results. See Note 3—Acquisitions to the accompanying condensed consolidated financial statements included in this report for further information regarding the acquisition of MTE.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements covering Australia, New Zealand and Singapore, as well as Japan and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use Travelzoo products, services and intellectual property in Australia, New Zealand and Singapore in exchange for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $10,000 and $8,000 from the licensee for the three months ended March 31, 2024 and 2023, respectively.

The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining amount repaid in 2023. The Company recognized royalties of $7,000 and $0 from the licensee for the three months ended March 31, 2024 and 2023, respectively.
Reportable Segments
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, the Travelzoo META subscription service and MTE. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 9–Segment Reporting and Significant Customer Information to the accompanying condensed consolidated financial statements included in this report.
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
How We Generate Revenues
Travelzoo
Revenues from the Travelzoo brand and business are generated primarily from three categories: Advertising, Membership Fees, and Other.
The "Advertising" category consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties, (b) commission generated from the sale of Getaways vouchers and bookings on our hotel platform, and (c) publishing fees from high-quality local businesses, sale of Local Deals vouchers and entertainment offers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders, which are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale as commission, net of an allowance for future refunds. Merchant agreements for Getaways advertisers are typically for periods between twelve and twenty-four months and are not automatically renewed. Revenues generated from local business offers are based upon a percentage of the face value of the vouchers sold, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of vouchers, upon notification of the amount of direct bookings or upon delivery of emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds. Insertion orders and merchant agreements for Local Deals are typically for periods between one and twelve months and are not automatically renewed.
In the second quarter of 2020, due to the pandemic and various stay-at-home protocols, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy was reverted in April 2022 to a 14-day refund period from date of purchase, with a newly introduced option to extend refund eligibility until voucher redemption or expiration, for a surcharge. The expiration dates of vouchers range between April 2024 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year later.
As of March 31, 2024 and December 31, 2023, the Company had approximately $4.5 million and $5.2 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $212,000 and $268,000 as of March 31, 2024 and December 31, 2023, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the consolidated statements of operations, and accrued expense and other on the consolidated balance sheet.
Merchant payables of $17.8 million as of March 31, 2024 related to unredeemed vouchers is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
The "Membership Fees" category consists of subscription fees paid by Travelzoo, Jack's Flight Club, and Travelzoo META members. Travelzoo® membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods. For Travelzoo META, a founding membership was launched in 2022 following a test-and-learn strategy.
The "Other" category consists of licensing fees from license agreements, as well as the retail business originally operated by MTE and acquired and maintained by the Company following the acquisition of MTE.
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
Revenues from local business have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average commission rate earned by us from the merchants for vouchers sold. However, during the global pandemic, we saw an increase in demand by consumers for fully refundable travel options, which led to a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers (although demand for restaurants and spas continued to be low). With the ending of the pandemic, the importance of fully refundable travel options has decreased (and we also shifted to offering a surcharge for full refundability), and the trend is therefore returning to pre-pandemic patterns.

Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search and social media companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024we have been adjusting our user acquisition strategies whose timeframes to become effective are uncertain. While we are initially reducing our expenditures on acquiring traffic as we test new strategies for efficacy, in time we plan to increase these expenditures to maintain or grow our membership, audience and the reach of our publications. We continue to see a shift in users accessing our services through mobile devices and social media and, therefore, anticipate continuing to address this growing channel through additional investments in mobile app development.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Changes in the average cost per acquisition of new members impacts our advertising expenses and sales and marketing expenses as a percentage of revenue, and are not readily predictable. With the introduction of membership fees in 2024, we expect the cost of acquiring new paying members to increase significantly, as compared with the cost of acquiring non-paying members prior to 2024. We are early in the development of new strategies to acquire paying members, so our test budgets have not yet fully scaled. However, as we test new strategies and gain more learnings as to acquiring paying members, our expenditures may increase significantly. We hope efficiencies we have gained through our testing will scale as well. In addition, there may be a significant number of members that cancel or we may cancel their memberships for various reasons, which may prompt us to spend more on member acquisition in order to replace lost members.
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
We do not know what our product development expenses as a percentage of revenue will be in future periods. We expect to increase investment in our products in connection with building out and refining the value proposition of the Travelzoo membership. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in receptivity of our offerings to our member audience and advertiser clients. We expect our efforts in developing products and services will continue to be a focus in the future, which may lead to increased product development expenses. Increases in expense may result from costs related to third-party technology service providers and software licenses, headcount and the use of professional services.

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
Due to the adverse effects of the global pandemic, the Company reduced expenditures in many areas, including but not limited to, marketing, technology and human resources. For example, in 2020, the Company ceased operations in Asia Pacific, conducted employee furloughs and restructured its operations significantly. The Company also renegotiated many of its outstanding contractual obligations with vendors and closed some ancillary office locations. We do not currently anticipate that additional cost-cutting measures will be necessary. In the foreseeable future, we anticipate relatively slow growth in fixed costs for our existing business, while investing in new initiatives where we see opportunities to expand our business, in aggregate, in-line with the trend of our revenues.
The key elements of our growth strategy include building our trusted travel, entertainment and local brands, refining and building out the value proposition of our membership and consequently increasing the value and engagement of our members, sourcing more exclusive and compelling offers from travel and entertainment partners, and innovating with new experiences and revenue streams. We expect to continue our efforts to grow; however, we may not grow or we may experience slower growth.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2024	2023
Revenues	100.0%	100.0%
Cost of revenues	12.0	12.5
Gross profit	88.0	87.5
Operating expenses:
Sales and marketing	39.1	43.0
Product development	2.6	2.3
General and administrative	20.9	20.4
Total operating expenses	62.6	65.7
Operating income	25.4	21.8
Other income, net	0.6	1.6
Income from continuing operations before income taxes	26.0	23.4
Income tax expense	6.8	6.4
Income from continuing operations	19.2	17.0
Loss from discontinued operations, net of taxes	—	—
Net income	19.2	17.0
Net income attributable to non-controlling interest	(0.1)	—
Net income attributable to Travelzoo	19.3%	17.0%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2024	2023
North America
Total members (1)	16,168,000	16,280,000
Average cost per acquisition of a new member	$5.46	$2.79
Revenue per member (2)	$3.50	$3.63
Revenue per employee (3)	$463,000	$465,000
Mobile application downloads	4,220,000	4,158,000
Social media followers	3,320,000	3,282,000
Europe
Total members (1)	9,175,000	9,059,000
Average cost per acquisition of a new member	$4.07	$3.31
Revenue per member (2)	$2.89	$2.61
Revenue per employee (3)	$284,000	$232,000
Mobile application downloads	2,409,000	2,356,000
Social media followers	1,010,000	906,000
Jack's Flight Club
Total members	2,404,000	1,980,000
Other locations	3,226,000	3,219,000
Consolidated
Total members (1)	30,973,000	30,538,000
Average cost per acquisition of a new member	$4.83	$2.97
Revenue per member (2)	$3.07	$2.83
Revenue per employee (3)	$386,000	$361,000
Mobile application downloads	7,736,000	7,524,000
Social media followers	4,430,000	4,188,000
(1)Members represent individuals who receive one or more of our email publications.
(2)Annualized revenue divided by number of members at the beginning of the year.
(3)Annualized revenue divided by number of employees at the end of the quarter.

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category Advertising, Membership Fees, and Other. Advertising includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform, vacation packages, Local Deals vouchers and entertainment offers (vouchers and direct bookings). Membership Fees includes subscription fees paid by Travelzoo, Jack’s Flight Club and Travelzoo META members. Other includes licensing fees from license agreements and the retail business acquired with MTE.

	Three Months Ended
	March 31,
	2024	2023
Advertising	$20,850	$20,645
Membership Fees	1,104	948
Other	31	8
Total revenues	$21,985	$21,601
Advertising
Advertising revenue increased $205,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023. This increase was primarily due to $746,000 increase in Hotel commission and $302,000 increase in revenues from Travelzoo Network, offset partially by $809,000 decrease in revenues from Top 20 and Standalone.
Membership Fees
Revenues from Membership fees increased $156,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Other
Revenues from Other increased $23,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to $14,000 revenue increase from retail and fashion business and $9,000 increase in licensing revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software and license expenses, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $2.6 million and $2.7 million, respectively, for the three months ended March 31, 2024 and 2023.
Cost of revenues decreased $51,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to the decrease of software and license expenses.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $8.6 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2024 and 2023, advertising expenses accounted for 10% and 25%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.

Sales and marketing expenses decreased $698,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023. The decrease was primarily due to $1.5 million decrease in member acquisition costs as a result of management's strategic plan, offset partially by $350,000 increase in salary and related expenses, $161,000 increase in trade and brand marketing expenses and $154,000 increase in marketing professional service costs.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $566,000 and $490,000 for the three months ended March 31, 2024 and 2023, respectively.
Product development expenses increased $76,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to the increase in salary and related expenses.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.6 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively.
General and administrative expenses increased $177,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to the increase in professional service expenses.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income, net was $139,000 and $350,000, respectively, for the three months ended March 31, 2024 and 2023.
Other income, net decreased $211,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to $90,000 decrease in sublease income as the result of the sublease term expiration in 2023 and $72,000 decrease in interest income as the result of Azzurro's repayment of $3.0 million principal of its Notes Receivable in 2023.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $1.5 million and $1.4 million, respectively, for the three months ended March 31, 2024 and 2023. Our effective tax rate from continuing operations was 26% and 27%, respectively, for the three months ended March 31, 2024 and 2023. The Company’s effective tax rate for the three months ended March 31, 2024 changed from the three months ended March 31, 2023 primarily due to a decrease in certain non-deductible expenses in the three months ended March 31, 2024.
We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves and the need for valuation allowances on certain tax assets, if any. See Note 7–Income Taxes to the accompanying condensed consolidated financial statements for further information.

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
Travelzoo North America

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues	$14,228	$14,758
Operating profit	$4,438	$4,516
Operating profit as a % of revenue	31.2%	30.6%
North America revenues decreased by $530,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023. This decrease was primarily due to $1.3 million decrease in revenues from Top 20 and Standalone, offset partially by $437,000 increase in Hotel commission and $302,000 increase in revenues from Travelzoo Network. North America expenses decrease by $452,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023. The decrease was primarily due to $910,000 decrease in member acquisition costs, offset partially by $552,000 increase in professional service expenses.
Travelzoo Europe

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues	$6,662	$5,887
Operating profit	$1,382	$457
Operating profit as a % of revenue	20.7%	7.8%
Europe revenues increased by $775,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023. The increase was primarily due to $548,000 increase in Advertising revenues and $227,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Advertising revenue of $548,000 was primarily due to the increase in revenues from Top 20 and Standalone. Europe expenses decreased by $150,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to $608,000 decrease in member acquisition costs, offset partially by $365,000 increase in salary and headcount related expenses and $82,000 increase in bad debt expense.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $63,000 for the three months ended March 31, 2024. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $92,000 for the three months ended March 31, 2023.

Jack’s Flight Club

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues	$1,063	$948
Operating profit (loss)	$(99)	$(45)
Operating profit (loss) as a % of revenue	(9.3)%	(4.7)%

Jack’s Flight Club revenues increased by $115,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 due to the increase of premium members. Jack’s Flight Club expenses increased by $169,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to $78,000 increase in software expenses and $47,000 increase in advertising and marketing expenses.
New Initiatives

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues	$32	$8
Operating profit (loss)	$(130)	$(217)
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META subscription service, Metaverse experience scouting and development business and retail and fashion business acquired with MTE. New Initiatives revenues increased $24,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to $14,000 revenue increase from retail and fashion business and $9,000 increase in licensing revenue. New Initiatives segment expenses decreased by $63,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to decrease in salary and related expenses.
Liquidity and Capital Resources
As of March 31, 2024, we had $16.2 million in cash and cash equivalents, of which $11.0 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We also had $675,000 in restricted cash held in the U.S. as of March 31, 2024.
Cash, cash equivalents and restricted cash increased $476,000 from $16.4 million as of December 31, 2023 to $16.9 million as of March 31, 2024 primarily due to $4.6 million cash provided by operating activities, offset partially by $3.9 million cash used to repurchase common stock.
As of March 31, 2024, we had merchant payables of $17.8 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $1.9 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between April 2024 through December 2025; however these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2024 will be sufficient to provide for working capital needs for at least the next twelve months.

The following table provides a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$4,621	$535
Net cash used in investing activities	(35)	(72)
Net cash used in financing activities	(3,872)	(186)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(238)	171
Net increase in cash, cash equivalents and restricted cash	$476	$448
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2024 was $4.6 million, which primarily consisted of net income of $4.2 million and $433,000 increase in non-cash items, offset partially by $37,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $383,000 for depreciation and amortization and $95,000 for stock-based compensation, offset partially by $33,000 net recoveries of accounts receivable and refund reserves. The decrease in cash from changes in operating assets and liabilities was primarily due to $2.7 million decrease in merchant payables and $235,000 increase in accounts receivables, offset partially by $1.2 million increase in deferred revenue, $1.0 million increase in accounts payable and $582,000 million decrease in prepaid expenses, deposits and other.
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
Cash paid for income tax, net of refunds received, during the three months ended March 31, 2024 and 2023 was $548,000 and $74,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $35,000 and $72,000, respectively. The cash used in investing activities for the three months ended March 31, 2024 and 2023 was primarily consisted of purchases of property and equipment.
Net cash used for financing activities for the three months ended March 31, 2024 and 2023 was $3.9 million and $186,000, respectively. The cash used in financing activities was for the repurchase of common stocks.
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
The information set forth under “Note 6—Commitments and Contingencies” and “Note 11—Leases” to the accompanying condensed consolidated financial statements included in this report. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $24.7 million as of March 31, 2024. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include income taxes. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principle Accounting Officer (PAO), as of March 31, 2024, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are not effective due to the material weakness in internal control over financial reporting noted below to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.
However, after giving full consideration to the material weakness, management, including our CEO and PAO, that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

Material Weakness
We identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process. Specifically, the Company did not have internal financial staff with sufficient specific expertise to ensure complete and timely financial reporting and disclosures related to technical and complex accounting transactions.
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
Changes in Internal Control over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended March 31, 2024, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 400,000 shares of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
February 1, 2024–February 28, 2024	19,198	$9.78	19,198	380,802
March 1, 2024–March 31, 2024	380,802	$9.67	380,802	—
	400,000		400,000
On October 24, 2023, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company subsequently repurchased 600,000 shares of common stock for an aggregate purchase price of $5.0 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital in 2023. During the three months ended March 31, 2024, the Company repurchased 400,000 shares of common stock for an aggregate purchase price of $3.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
On April 29, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. Purchases may be made, from time to time, in the open market and will be funded from available cash. The number of shares to be purchased and the timing of purchases will be based on the level of Travelzoo’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.
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

Date: May 15, 2024