Form 10-Q
period 2024-06-30
TRAVELZOO
filed 2024-08-09
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 7, 2024 was 12,290,191.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$12,567	$15,713
Accounts receivable, less allowance for doubtful accounts of $1,554 and $1,484 as of June 30, 2024 and December 31, 2023, respectively	13,220	12,965
Prepaid income taxes	998	629
Prepaid expenses and other	1,726	1,461
Total current assets	28,511	30,768
Deposits and other	223	1,115
Deferred tax assets	3,102	3,196
Restricted cash	675	675
Operating lease right-of-use assets	5,873	6,015
Property and equipment, net	499	578
Intangible assets, net	1,686	2,091
Goodwill	10,944	10,944
Total assets	$51,513	$55,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,212	$4,546
Merchant payables	16,708	20,622
Accrued expenses and other	4,217	3,658
Deferred revenue	3,207	2,044
Income tax payable	1,070	766
Operating lease liabilities	2,389	2,530
Liabilities from discontinued operations	24	24
Total current liabilities	32,827	34,190
Long-term tax liabilities	6,323	4,681
Long-term operating lease liabilities	6,342	6,717
Other long-term liabilities	376	911
Total liabilities	45,868	46,499
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value (20,000 shares authorized; 12,402 shares issued and outstanding as of June 30, 2024, 13,575 shares issued and outstanding as of December 31, 2023)	124	136
Additional paid in capital	—	439
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	(1,753)	(1,753)
Retained earnings	17,083	19,508
Accumulated other comprehensive loss	(4,951)	(4,607)
Total Travelzoo stockholders’ equity	966	4,186
Non-controlling interest	4,679	4,697
Total stockholders’ equity	5,645	8,883
Total liabilities and stockholders’ equity	$51,513	$55,382

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$21,141	$21,128	$43,126	$42,729
Cost of revenues	2,520	2,880	5,160	5,571
Gross profit	18,621	18,248	37,966	37,158
Operating expenses:
Sales and marketing	9,386	10,142	17,984	19,438
Product development	603	518	1,169	1,008
General and administrative	4,621	4,315	9,211	8,728
Total operating expenses	14,610	14,975	28,364	29,174
Operating income	4,011	3,273	9,602	7,984
Other income, net	176	479	315	829
Income from continuing operations before income taxes	4,187	3,752	9,917	8,813
Income tax expense	1,267	1,091	2,772	2,469
Income from continuing operations	2,920	2,661	7,145	6,344
Income from discontinued operations, net of taxes	—	2	—	—
Net income	2,920	2,663	7,145	6,344
Net income (loss) attributable to non-controlling interest	(7)	37	(18)	45
Net income attributable to Travelzoo	$2,927	$2,626	$7,163	$6,299

Net income attributable to Travelzoo—continuing operations	$2,927	$2,624	$7,163	$6,299
Net income attributable to Travelzoo—discontinued operations	$—	$2	$—	$—

Income per share—basic
Continuing operations	$0.23	$0.17	$0.54	$0.41
Discontinued operations	$—	$—	$—	$—
Net income per share —basic	$0.23	$0.17	$0.54	$0.41

Income per share—diluted
Continuing operations	$0.23	$0.17	$0.54	$0.40
Discontinued operations	$—	$—	$—	$—
Income per share—diluted	$0.23	$0.17	$0.54	$0.40

Shares used in per share calculation from continuing operations—basic	12,895	15,275	13,191	15,485
Shares used in per share calculation from discontinued operations—basic	12,895	15,275	13,191	15,485

Shares used in per share calculation from continuing operations—diluted	12,976	15,337	13,300	15,557
Shares used in per share calculation from discontinued operations—diluted	12,976	15,337	13,300	15,557

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$2,920	$2,663	$7,145	$6,344
Other comprehensive income (loss):
Foreign currency translation adjustment	(90)	135	(344)	215
Total comprehensive income	$2,830	$2,798	$6,801	$6,559

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$7,145	$6,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558	945
Stock-based compensation	783	828
Deferred income tax	(27)	(38)
Loss on long-lived assets	—	10
Net foreign currency effect	(11)	(33)
Net recoveries of accounts receivable and refund reserves	(7)	(829)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(385)	3,888
Prepaid income taxes	(327)	1,017
Prepaid expenses and other	533	2,485
Accounts payable	714	(2,393)
Merchant payables	(3,779)	(8,604)
Accrued expenses and other	526	(86)
Deferred revenue	1,173	463
Income tax payable	278	234
Other liabilities, net	753	1,419
Net cash provided by operating activities	7,927	5,650
Cash flows from investing activities:
Proceeds from repayment of note receivable	—	113
Purchases of property and equipment	(83)	(157)
Net cash used in investing activities	(83)	(44)
Cash flows from financing activities:
Repurchase of common stock	(10,422)	(4,870)
Exercise of stock options, net of taxes paid for net share settlement	(257)	(299)
Net cash used in financing activities	(10,679)	(5,169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(311)	382
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,146)	819
Cash, cash equivalents and restricted cash at beginning of period	16,389	19,378
Cash, cash equivalents and restricted cash at end of period	$13,243	$20,197
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$1,206	$(494)
Right-of-use assets obtained in exchange for lease obligations—operating leases	$646	$—
Cash paid for amounts included in the measurement of lease liabilities	$1,689	$1,725
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$102	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2024	13,202	$132	$—	$—	$(9,537)	$(1,753)	$20,125	$(4,861)	$4,106	$4,686	$8,792
Stock-based compensation expense	—	—		688	—	—	—	—	688	—	688
Repurchase of common stock (1)	—	—	(6,658)	—	—	—		—	(6,658)	—	(6,658)
Retirement of treasury stock	(800)	(8)	6,658	(681)	—	—	(5,969)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—		(7)	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—		—	—	—	—	(90)	(90)	—	(90)
Net income	—	—		—	—	—	2,927	—	2,927	(7)	2,920
Balances, June 30, 2024	12,402	$124	$—	$—	$(9,537)	$(1,753)	$17,083	$(4,951)	$966	$4,679	$5,645

(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2023	16,505	$165	$(7,316)	$23,670	$(9,537)	$(4,753)	$10,815	$(4,825)	$8,219	$4,603	$12,822
Stock-based compensation expense	—	—		432	—	—	—	—	432	—	432
Repurchase of common stock	—	—	(4,683)	—	—	—		—	(4,683)	—	(4,683)
Retirement of treasury stock	(1,495)	(14)	11,999	(11,985)	—	—	—	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	160	1		(301)	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustment	—	—		—	—	—	—	135	135	—	135
Net income	—	—		—	—	—	2,626	—	2,626	37	2,663
Balances, June 30, 2023	15,170	$152	$—	$11,816	$(9,537)	$(4,753)	$13,441	$(4,690)	$6,429	$4,640	$11,069

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	13,575	$136	$—	$439	$(9,537)	$(1,753)	$19,508	$(4,607)	$4,186	$4,697	$8,883
Stock-based compensation expense	—	—	—	783	—	—	—	—	783	—	783
Repurchase of common stock (1)	—	—	(10,566)	—	—	—	—	—	(10,566)	—	(10,566)
Retirement of treasury stock	(1,200)	(12)	10,566	(966)	—	—	(9,588)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	27	—	—	(256)	—	—	—	—	(256)	—	(256)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(344)	(344)	—	(344)
Net income	—	—	—	—	—	—	7,163	—	7,163	(18)	7,145
Balances, June 30, 2024	12,402	$124	$—	$—	$(9,537)	$(1,753)	$17,083	$(4,951)	$966	$4,679	$5,645

(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,256	$4,595	$8,851
Stock-based compensation expense	—	—	—	828	—	—	—	—	828	—	828
Repurchase of common stock	—	—	(4,869)	—	—	—	—	—	(4,869)	—	(4,869)
Retirement of treasury stock	(1,495)	(14)	11,999	(11,985)	—	—	—	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	160	1	—	(301)	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustment	—	—	—	—	—	—	—	215	215	—	215
Net income	—	—	—	—	—	—	6,299	—	6,299	45	6,344
Balances, June 30, 2023	15,170	$152	$—	$11,816	$(9,537)	$(4,753)	$13,441	$(4,690)	$6,429	$4,640	$11,069
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
Travelzoo currently has license agreements covering Australia, Japan, New Zealand, Singapore, and South Korea. The license agreements provide the licensees exclusive rights to use Travelzoo products, services and intellectual property in each jurisdiction in exchange for quarterly royalty payments based upon net revenue over a five-year term, with an option to renew.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. Azzurro Capital Inc. is the Company’s largest shareholder, and as of June 30, 2024, holds approximately 40.8% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds 2.5% of the Company's outstanding shares as of June 30, 2024.
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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future period, and the Company makes no representations related thereto.
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
Deferred Revenues
Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2023, $1.5 million was recorded as deferred revenue for Jack's Flight Club, of which $1.2 million was recognized in the six months ended June 30, 2024, $569,000 was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $532,000 was recognized as revenue in the six months ended June 30, 2024. As of June 30, 2024, the deferred revenue balance was $3.2 million, of which $2.0 million was for Jack's Flight Club and the remaining $1.2 million was for Travelzoo North America and Travelzoo Europe.
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
The Company's refund policy is a 14-day refund period from date of purchase, with an option to extend refund eligibility until voucher redemption or expiration, for a surcharge. As of June 30, 2024, the expiration dates of unexpired vouchers ranged from July 2024 through December 2025; provided, that expiration dates may sometimes be extended on a case-by-case basis and final payments to merchants upon expiration may not be due for up to a year later.

As of June 30, 2024, the Company had approximately $4.2 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $177,000 for these unredeemed vouchers as of June 30, 2024, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2023, the Company had approximately $5.2 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $268,000 for these unredeemed vouchers as of December 31, 2023, as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $16.7 million as of June 30, 2024 is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2023 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2024.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of June 30, 2024 and December 31, 2023, the Company did not have any customers that accounted for 10% or more of accounts receivable.

As of June 30, 2024, the Company had merchant payables of $16.7 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $4.3 million at June 30, 2024. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of June 30, 2024, unredeemed vouchers have maturities ranging from July 2024 through December 2025; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of June 30, 2024 will be sufficient to provide for working capital needs for at least the next twelve months.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$12,567	$15,713
Restricted cash	675	675
Cash, cash equivalents and restricted cash–discontinued operations	1	1
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$13,243	$16,389
The Company’s restricted cash was included in noncurrent assets as of June 30, 2024 and December 31, 2023.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Travelzoo—continuing operations	$2,927	$2,624	$7,163	$6,299
Net income attributable to Travelzoo—discontinued operations	$—	$2	$—	$—
Denominator:
Weighted average common shares—basic	12,895	15,275	13,191	15,485
Effect of dilutive securities: stock options	81	62	109	72
Weighted average common shares—diluted	12,976	15,337	13,300	15,557

Income per share—basic
Continuing operations	$0.23	$0.17	$0.54	$0.41
Discontinued operations	—	—	—	—
Net income per share —basic	$0.23	$0.17	$0.54	$0.41

Income per share—diluted
Continuing operations	$0.23	$0.17	$0.54	$0.40
Discontinued operations	—	—	—	—
Net income per share—diluted	$0.23	$0.17	$0.54	$0.40

For the three months ended June 30, 2024 and 2023, options to purchase 850,000 and 750,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For each of the six months ended June 30, 2024 and 2023, options to purchase 750,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions
Jack’s Flight Club
In January 2020, the Company acquired a 60% interest in JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares.

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro
In connection with the acquisition of Metaverse Travel Experiences (“MTE”), formerly a wholly-owned subsidiary of Azzurro, the Company completed a private placement of newly issued shares with Azzurro. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder at the time of the MTE acquisition and, as of December 31, 2022, Azzurro and Ralph Bartel, in his individual capacity, owned approximately 50.3% of the Company’s outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of the Shares of $15.2 million. The consideration for the Shares consisted of the following: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note, carrying a 12% interest rate per annum, issued on the Closing Date and payable by June 30, 2023; and (c) the transfer to the Company of all outstanding capital stock of MTE, which was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. The Company records the $4.8 million promissory note as Note receivable from shareholder in the stockholders’ equity section. In October 2023, the Company and Azzurro agreed to a payment plan for payment of the promissory note in five installments, ending in February 2024, with interest on the outstanding principal accruing at 16% per annum beginning on July 1, 2023. During the year ended December 31, 2023, Azzurro paid $3.0 million of principal. The remaining principal amount of $1.8 million promissory note is collateralized by the Shares and is expected to be paid in 2024. Azzurro paid interest of $70,000 and

$285,000 in the three months ended June 30, 2024 and 2023, respectively. Azzurro paid interest of $140,000 and $285,000 in the six months ended June 30, 2024 and 2023, respectively.
Intangible Assets
The following table represents the fair value and estimated useful lives of intangible assets from acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack’s Flight Club)	$3,500	5.0
Trade name (Jack’s Flight Club)	2,460	indefinite
Non-compete agreements (Jack’s Flight Club)	660	4.0
Secret Escapes Spain member database	445	3.0
Secret Escapes U.S. member database	1,751	2.3
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
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended June 30, 2024 and 2023 (in thousands):

	Jack’s Flight Club	Secret Escape Spain	Secret Escape U.S.
Intangible assets—December 31, 2022	$2,351	$327	$973
Amortization of intangible assets with definite lives	(168)	(39)	(195)
Intangible assets—March 31, 2023	2,183	288	778
Amortization of intangible assets with definite lives	(158)	(36)	(194)
Intangible assets—June 30, 2023	2,025	252	584
Amortization of intangible assets with definite lives	(157)	$(29)	$(195)
Intangible assets—September 30, 2023	1,868	223	389
Amortization of intangible assets with definite lives	(158)	(37)	(194)
Intangible assets—December 31, 2023	1,710	186	195
Amortization of intangible assets with definite lives	(75)	(48)	(195)
Intangible assets—March 31, 2024	1,635	138	—
Amortization of intangible assets with definite lives	(59)	(28)	—
Intangible assets—June 30, 2024	$1,576	$110	$—
Amortization expense for acquired intangibles was $87,000 and $388,000 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for acquired intangibles was $405,000 and $790,000 for the six months ended June 30, 2024 and 2023, respectively.

Expected future amortization expense of acquired intangible assets as of June 30, 2024 is as follows (in thousands):

Years ending December 31,
2024 (excluding the six months ended June 30, 2024)	189
2025	47
$236
The Company performed its annual impairment testing of Trade name as of October 31, 2023 using a relief from royalty method. No impairment was identified in 2023. As of June 30, 2024, the carrying value of the Trade name was $1.5 million. The Company did not identify any indicators of impairment during the six months ended June 30, 2024.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of June 30, 2024 and December 31, 2023. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
The Company has purchase commitments aggregating approximately $256,000 as of June 30, 2024, which represent the minimum obligations the Company has under agreements with certain suppliers. These minimum obligations are less than the Company’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.
In January 2022, July 2022 and May 2023, the German branch of Travelzoo (Europe) Limited, a wholly-owned subsidiary of the Company (“Travelzoo Germany”), received notification and payments of $1.2 million, $494,000 and $205,000 from the German Federal Government under its Bridging Aid III plan, Bridging Aid III+ and Bridging Aid IV programs, respectively. These programs were for companies that suffered a decrease in sales of at least 30% in one month compared to the reference month in 2019 because of the COVID-19 pandemic. Travelzoo Germany applied for the funding in 2021 and 2022, respectively, and was approved by the German government in January 2022, July 2022, and May 2023. The Company is required to submit a final declaration in connection with the grants received by September 30, 2024. The Company believes it was eligible to participate in the programs and is entitled to the funding received and does not expect significant changes to the amounts already received to arise from the final submission. The Company recorded $1.2 million, $494,000 and $205,000 gains in Other income, net in the first and third quarters of 2022 and second quarter of 2023, respectively.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K.
The Company’s effective tax rate from continuing operations was 30% and 29%, respectively, for the three months ended June 30, 2024 and 2023. The Company’s effective tax rate for the three months ended June 30, 2024 changed from the three months ended June 30, 2023 primarily due to an increase in certain non-deductible expenses in the three months ended June 30, 2024. The Company’s effective tax rate from continuing operations was 28% for each of the six months ended June 30, 2024 and 2023.
As of June 30, 2024, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $826,000.

The Company maintains liabilities for uncertain tax positions. As of June 30, 2024, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s effective income tax rate if realized.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2024 and December 31, 2023, the Company had approximately $905,000 and $803,000 in accrued interest and penalties, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2019 and forward and is subject to California tax examinations for years after 2018.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$(4,861)	$(4,825)	$(4,607)	$(4,905)
Other comprehensive income (loss) due to foreign currency translation, net of tax	(90)	135	(344)	215
Ending balance	$(4,951)	$(4,690)	$(4,951)	$(4,690)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023. Accumulated other comprehensive income (loss) consists of foreign currency translation gain or loss.
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
In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee’s departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise which were approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. No option was exercised in 2022. In 2023, 50,000 options were exercised and 18,098 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2023, stock-based compensation related to these Option Agreements and applicable Option Agreement Amendments were fully expensed. During the six months ended June 30, 2024, 75,000 options were exercised and 26,871 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of June 30, 2024, all options granted under these Option Agreements have been exercised or forfeited.

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
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised, and 24,474 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee’s departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. In 2023, 50,000 options were exercised and 16,619 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. As of June 30, 2024, 25,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed as of March 31, 2023. Total stock-based compensation related to this option grant of $25,000 was recorded in general and administrative expenses for the six months ended June 30, 2024. Total stock-based compensation related to this option grant of $25,000 and $50,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2023, respectively.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. As of June 30, 2024, 50,000 options were outstanding and 37,500 of these options were vested. Total stock-based compensation related to this option grant of $36,000 was recorded in general and administrative expenses for each of the three months ended June 30, 2024 and 2023, respectively. Total stock-based compensation related to this option grant of $72,000 was recorded in general and administrative expenses for each of the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $72,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over the next 0.5 years.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. As of June 30, 2024, 600,000 options were vested and outstanding. During the three and six months ended June 30, 2023, $216,000 and $433,000, respectively, was recorded in general and administrative expenses. Stock-based compensation related to this grant was fully expensed in 2023.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both a time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. As of June 30, 2024, 100,000 options were outstanding and 33,333 of these options were vested. The Company did not record stock-based compensation related to this option grant during the six months ended June 30, 2024 and thus no shares vested in the six months ended June 30, 2024. Total stock-based compensation related to this option grant of $30,000 and $60,000 was recorded in sales and marketing expenses for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was approximately $239,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.0 year.

In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2025. As of June 30, 2024, 200,000 options were outstanding and 75,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 and $52,000 was recorded in general and administrative expenses for the three months ended June 30, 2024 and 2023, respectively. Total stock-based compensation related to this option grant of $70,000 was recorded in general and administrative expenses for each of the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $348,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 2.5 years.
In March 2024, the Compensation Committee of the Board of Directors granted Holger Bartel 600,000 stock options that vest through December 31, 2025. On April 26, 2024, pursuant to an executed Option Agreement, the shareholders of the Company approved to grant Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. As of June 30, 2024, 600,000 options were outstanding and 150,000 of these options were vested. Total stock-based compensation related to this option grant of $609,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2024. As of June 30, 2024, there was approximately $1.8 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years.
In June 2024, the Company granted 100,000 stock options as inducement awards to an employee, with an exercise price of $7.87, with annual vesting starting June 12, 2024 and ending on June 12, 2028. The options expire in June 2029. As of June 30, 2024, 100,000 options were outstanding and none of these options was vested. Total stock-based compensation related to this option grant of $8,000 was recorded in general and administrative expenses for the three and six months ended June 30, 2024. As of June 30, 2024, there was approximately $394,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 4.0 years.
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

On April 29, 2024, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2024, the Company repurchased 600,000 shares of common stock for an aggregate purchase price of $5.0 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of June 30, 2024, there were 400,000 shares remaining to be repurchased under this program.
On June 15, 2024, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This transaction was approved by the Compensation Committee of the Board of Directors. See Note 12: Related Party Transactions for further information.
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
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,015	$6,004	$1,099	$23	$21,141
Intersegment revenues	119	(53)	(66)	—	—
Total net revenues	14,134	5,951	1,033	23	21,141
Operating profit (loss)	$3,717	$512	$(34)	$(184)	$4,011

Three Months Ended June 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$13,642	$6,462	$1,011	$13	$21,128
Intersegment revenues	491	(575)	84	—	—
Total net revenues	14,133	5,887	1,095	13	21,128
Operating profit (loss)	$3,753	$(239)	$97	$(338)	$3,273

Six Months Ended June 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$28,288	$12,584	$2,199	$55	$43,126
Intersegment revenues	74	29	(103)	—	—
Total net revenues	28,362	12,613	2,096	55	43,126
Operating profit (loss)	$8,155	$1,894	$(133)	$(314)	$9,602

Six Months Ended June 30, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$28,209	$12,540	$1,959	$21	$42,729
Intersegment revenues	682	(766)	84	—	—
Total net revenues	28,891	11,774	2,043	21	42,729
Operating profit (loss)	$8,269	$218	$52	$(555)	$7,984

Property and equipment are attributed to the geographic region in which the assets are located. Revenues from unaffiliated customers excludes intersegment revenues and represents revenue with parties unaffiliated with the Company and its wholly owned subsidiaries.
The following is a summary of assets by business segment (in thousands):

As of June 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$116	$124	$—	$259	$—	$499
Total assets excluding discontinued operations	$98,898	$22,091	$19,673	$3,436	$(92,586)	$51,512

As of December 31, 2023	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Elimination	Consolidated
Long-lived assets	$152	$106	$—	$320	$—	$578
Total assets excluding discontinued operations	$96,865	$22,655	$19,472	$3,570	$(87,181)	$55,381
For the three and six months ended June 30, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2024 and December 31, 2023, the Company did not have any customers that accounted for 10% or more of accounts receivable.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Advertising	$19,957	$20,020	$40,807	$40,665
Membership Fees	1,161	1,095	2,265	2,043
Other	23	13	54	21
Total revenues	$21,141	$21,128	$43,126	$42,729
Revenue by geography is based on the billing address of the advertiser. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. The following table sets forth revenue for countries that exceed 10% of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
United States	$12,805	$12,749	$25,576	$26,222
United Kingdom	4,855	4,858	10,370	9,820
Germany	1,796	1,738	3,667	3,233
Rest of the world	1,685	1,783	3,513	3,454
Total revenues	$21,141	$21,128	$43,126	$42,729

The following table sets forth property and equipment by geographic area (in thousands):

	June 30,	December 31,
	2024	2023
United States	$105	$115
China (Hong Kong)	250	308
Rest of the world	144	155
Total long-lived assets	$499	$578

Note 10: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year up to six years. Certain leases include one or more options to renew. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$529	$646	$1,061	$1,320
Short-term lease cost	134	20	271	40
Variable lease cost	96	166	216	316
Sublease income	—	(90)	—	(180)
Total lease cost	$759	$742	$1,548	$1,496
Cash payments against the operating lease liabilities totaled $1.7 million for each of the six months ended June 30, 2024 and 2023, respectively. ROU assets obtained in exchange for lease obligations was $646,000 for the six months ended June 30, 2024. There was no ROU asset obtained in exchange for lease obligations for six months ended June 30, 2023.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$5,873	$6,015

Liabilities:
Operating lease liabilities	$2,389	$2,530
Long-term operating lease liabilities	6,342	6,717
Total operating lease liabilities	$8,731	$9,247

Weighted average remaining lease term (years)	4.93	5.26
Weighted average discount rate	4.6%	4.3%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2024 (excluding the six months ended June 30, 2024)	$1,311
2025	2,183
2026	1,530
2027	1,464
2028	1,463
Thereafter	1,679
Total lease payments	9,630
Less interest	(899)
Present value of operating lease liabilities	$8,731
Note 11: Non-Controlling Interest
The Company’s consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

Non-controlling interest—December 31, 2022	$4,595
Net income attributable to non-controlling interest	8
Non-controlling interest—March 31, 2023	4,603
Net income attributable to non-controlling interest	37
Non-controlling interest—June 30, 2023	4,640
Net income attributable to non-controlling interest	52
Non-controlling interest—September 30, 2023	4,692
Net income attributable to non-controlling interest	5
Non-controlling interest—December 31, 2023	4,697
Net income attributable to non-controlling interest	(11)
Non-controlling interest—March 31, 2024	4,686
Net income attributable to non-controlling interest	(7)
Non-controlling interest—June 30, 2024	$4,679

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
Stock Repurchase Agreement
Travelzoo, from time to time, engages in share repurchases, and on June 15, 2024, the Company entered into a Stock Repurchase Agreement (the “SRA”) with Holger Bartel, the Company's Global Chief Executive Officer, to repurchase an aggregate of 200,000 shares of the Company’s common stock at a price of $7.66 per share. Travelzoo's compensation committee negotiated the purchase price with Holger Bartel after receiving advice from an independent financial adviser. The aggregate purchase price of $1.5 million was paid during the three months ended June 30, 2024, following the execution of the SRA.

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
We also license Travelzoo products, services and intellectual property to licenses in Australia, Japan, New Zealand, Singapore, and South Korea. In each case, the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company recognized $18,000 and $13,000 in royalties in the three months ended June 30, 2024 and 2023, respectively. The Company recognized $35,000 and $21,000 in royalties in the six months ended June 30, 2024 and 2023, respectively. Under the licensing agreements, Travelzoo's existing member list in the applicable territories continues to be owned by the Company.
In May 2023 we launched Travelzoo META, to extend the range of experiences we offer consumers in the emerging metaverse. This paid membership service currently provides founding members with a limited edition “Travel Companion” non-fungible token (“NFT”) and future access to beta version metaverse travel experiences, as developed. In December 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), to support Travelzoo META in sourcing prospective metaverse travel experiences. MTE also continues to operate its legacy business in retail and fashion, which is included in but not material to the Company’s consolidated results. See Note 3—Acquisitions to the accompanying condensed consolidated financial statements included in this report for further information regarding the acquisition of MTE.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations as of March 31, 2020.
Travelzoo currently has license agreements covering Australia, Japan, New Zealand, Singapore, and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use Travelzoo products, services and intellectual property in each jurisdiction in exchange for quarterly royalty payments based upon net revenue over a five-year term, with an option to renew. The Company recognized royalties of $11,000 and $9,000 from the licensee for the three months ended June 30, 2024 and 2023, respectively. The Company recognized royalties of $21,000 and $17,000 from the licensee for the six months ended June 30, 2024 and 2023, respectively.

The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a five-year term, with an option to renew. An interest free loan was provided to the licensee for JPY 46 million (approximately $430,000), of which $133,000 was repaid in 2021 and the remaining amount repaid in 2023. The Company recognized royalties of $7,000 and $4,000 from the licensee for the three months ended June 30, 2024 and 2023, respectively. The Company recognized royalties of $14,000 and $4,000 from the licensee for the six months ended June 30, 2024 and 2023, respectively.
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
In the second quarter of 2020, due to the global pandemic and various stay-at-home protocols, the Company expanded its voucher refund policy to fully refundable until the voucher expires or is redeemed by the customer. This refund policy was reverted in April 2022 to a 14-day refund period from date of purchase, with a newly introduced option to extend refund eligibility until voucher redemption or expiration, for a surcharge. The expiration dates of vouchers range between July 2024 through December 2025; provided, that these expiration dates may sometimes be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year later.
As of June 30, 2024 and December 31, 2023, the Company had approximately $4.2 million and $5.2 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $177,000 and $268,000 as of June 30, 2024 and December 31, 2023, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the consolidated statements of operations, and accrued expense and other on the consolidated balance sheet.

Merchant payables of $16.7 million as of June 30, 2024 related to unredeemed vouchers is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search and social media companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024, we have been adjusting our user acquisition strategies whose timeframes to become effective are uncertain. While we are initially reducing our expenditures on acquiring traffic as we test new strategies for efficacy, in time we plan to increase these expenditures to maintain or grow our membership, audience and the reach of our publications. We continue to see a shift in users accessing our services through mobile devices and social media and, therefore, anticipate continuing to address this growing channel through additional investments in mobile app development.
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
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, foreign, federal, state and local tax law and regulations, and changes thereto. Our income taxes are also dependent on the determination of whether valuation allowances for certain tax assets are required or not, any audits of prior years' tax returns that result in adjustments, resolution of uncertain tax positions and different treatments for certain items for tax versus book purposes. We expect fluctuations in our income taxes from year to year and from quarter to quarter, which may be significant and have a material impact on our results of operations.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.9	13.6	12.0	13.0
Gross profit	88.1	86.4	88.0	87.0
Operating expenses:
Sales and marketing	44.4	48.0	41.7	45.5
Product development	2.8	2.5	2.7	2.4
General and administrative	21.9	20.4	21.3	20.4
Total operating expenses	69.1	70.9	65.7	68.3
Operating income	19.0	15.5	22.3	18.7
Other income, net	0.8	2.3	0.7	1.9
Income from continuing operations before income taxes	19.8	17.8	23.0	20.6
Income tax expense	6.0	5.2	6.4	5.8
Income from continuing operations	13.8	12.6	16.6	14.8
Income from discontinued operations, net of taxes	—	—	—	—
Net income	13.8	12.6	16.6	14.8
Net income attributable to non-controlling interest	—	0.2	—	0.1
Net income attributable to Travelzoo	13.8%	12.4%	16.6%	14.7%

Operating Metrics
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	June 30,
	2024	2023
North America
Total members (1)	16,118,000	16,225,000
Average cost per acquisition of a new member	$2.62	$4.68
Revenue per member (2)	$3.49	$3.56
Revenue per employee (3)	$461,000	$448,000
Mobile application downloads	4,220,000	4,158,000
Social media followers	3,323,000	3,260,000
Europe
Total members (1)	9,230,000	9,197,000
Average cost per acquisition of a new member	$3.47	$4.59
Revenue per member (2)	$2.73	$2.61
Revenue per employee (3)	$260,000	$238,000
Mobile application downloads	2,409,000	2,356,000
Social media followers	1,012,000	898,000
Jack's Flight Club
Total members	2,244,000	2,187,000
Other locations	3,221,000	3,214,000
Consolidated
Total members (1)	30,813,000	30,823,000
Average cost per acquisition of a new member	$2.93	$4.64
Revenue per member (2)	$2.80	$2.77
Revenue per employee (3)	$373,000	$356,000
Mobile application downloads	7,736,000	7,524,000
Social media followers	4,335,000	4,158,000
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Advertising	$19,957	$20,020	$40,807	$40,665
Membership Fees	1,161	1,095	2,265	2,043
Other	23	13	54	21
Total revenues	$21,141	$21,128	$43,126	$42,729
Advertising
Advertising revenue decreased $63,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023. This decrease was primarily due to $664,000 decrease in revenues from Top 20 and Standalone, offset partially by $267,000 increase in revenues from Travelzoo Network and $243,000 increase in Hotel commission.
Advertising revenue increased $142,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023. This increase was primarily due to $989,000 increase in Hotel commission and $569,000 increase in revenues from Travelzoo Network, offset partially by $1.5 million decrease in revenues from Top 20 and Standalone.
Membership Fees
Revenues from Membership fees increased $66,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Revenues from Membership fees increased $222,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Other
Revenues from Other increased $10,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to $5,000 revenue increase from retail and fashion business and $5,000 increase in licensing revenue.
Revenues from Other increased $33,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to $19,000 revenue increase from retail and fashion business and $14,000 increase in licensing revenue.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software and license expenses, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $2.5 million and $2.9 million, respectively, for the three months ended June 30, 2024 and 2023. Cost of revenues was $5.2 million and $5.6 million, respectively, for the six months ended June 30, 2024 and 2023.
Cost of revenues decreased $360,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to the $178,000 decrease in software and license costs and $112,000 decrease in estimated refunds to members for customer retention.
Cost of revenues decreased $411,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to the decrease in software and license costs.
Operating Expenses

Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $9.4 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively. Sales and marketing expenses were $18.0 million and $19.4 million for the six months ended June 30, 2024 and 2023, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2024 and 2023, advertising expenses accounted for 19% and 28%, respectively, of the total sales and marketing expenses. For the six months ended June 30, 2024 and 2023, advertising expenses accounted for 15% and 27%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses decreased $756,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023. The decrease was primarily due to the decrease in member acquisition costs as a result of management's strategic plan.
Sales and marketing expenses decreased $1.5 million for the six months ended June 30, 2024 from the six months ended June 30, 2023. The decrease was primarily due to $2.3 million decrease in member acquisition costs as a result of management's strategic plan, offset partially by $461,000 increase in salary and related expenses and $306,000 increase in professional service costs.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $603,000 and $518,000 for the three months ended June 30, 2024 and 2023, respectively. Product development expenses were $1.2 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
Product development expenses increased $85,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to the increase in professional service expenses.
Product development expenses increased $161,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to the increase in professional service expenses.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.6 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively. General and administrative expenses were $9.2 million and $8.7 million for the six months ended June 30, 2024 and 2023, respectively.
General and administrative expenses increased $306,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to $202,000 increase in salary and related expenses and $170,000 increase in professional service expenses.
General and administrative expenses increased $483,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to the increase in professional service expenses.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for COVID-19 pandemic relief, interest income earned on cash, cash equivalents and restricted cash as well as interest expense. Other income, net was $176,000 and $479,000, respectively, for the three months ended June 30, 2024 and 2023. Other income, net was $315,000 and $829,000, respectively, for the six months ended June 30, 2024 and 2023.
Other income, net decreased $303,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to $205,000 German federal government funding for COVID-19 pandemic relief the Company received in the three months ended June 30, 2023 and $90,000 decrease in sublease income as the result of the sublease term expiration in 2023.

Other income, net decreased $514,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to $205,000 German federal government funding for COVID-19 pandemic relief the Company received in the six months ended June 30, 2023, $180,000 decrease in sublease income as the result of the sublease term expiration in 2023 and $145,000 decrease in interest income as the result of Azzurro's repayment of $3.0 million principal of its Notes Receivable in 2023.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $1.3 million and $1.1 million, respectively, for the three months ended June 30, 2024 and 2023. Our effective tax rate from continuing operations was 30% and 29%, respectively, for the three months ended June 30, 2024 and 2023. The Company’s effective tax rate for the three months ended June 30, 2024 changed from the three months ended June 30, 2023 primarily due to an increase in certain non-deductible expenses in the three months ended June 30, 2024. Income tax expense was $2.8 million and $2.5 million, respectively, for the six months ended June 30, 2024 and 2023. Our effective tax rate from continuing operations was 28% for each the six months ended June 30, 2024 and 2023.
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
Travelzoo North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues	$14,134	$14,133	$28,362	$28,891
Operating profit	$3,717	$3,753	$8,155	$8,269
Operating profit as a % of revenue	26.3%	26.6%	28.8%	28.6%
North America revenues increased by $1,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023. This increase was primarily due to $267,000 increase in revenues from Travelzoo Network, $243,000 increase in Hotel commission and $233,000 increase in sale of Getaway Vouchers, offset partially by $664,000 decrease in revenues from Top 20 and Standalone. North America expenses increased by $37,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023. The increase was primarily due to $555,000 increase in salary and related expenses, offset partially by $504,000 decrease in member acquisition costs.
North America revenues decreased by $529,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023. This decrease was primarily due to $1.5 million decrease in revenues from Top 20 and Standalone, offset partially by $989,000 increase in hotel commission. North America expenses decreased by $415,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023. The decrease was primarily due to $1.4 million decrease in member acquisition costs, offset partially by $967,000 increase in professional service expenses.

Travelzoo Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues	$5,951	$5,887	$12,613	$11,774
Operating profit	$512	$(239)	$1,894	$218
Operating profit as a % of revenue	8.6%	(4.1)%	15.0%	1.9%
Europe revenues increased by $64,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023. The increase was primarily due to $24,000 increase in Advertising revenues and $40,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Advertising revenue of $24,000 was primarily due to $112,000 increase in Hotel commission and $90,000 increase in sale of Getaway Vouchers, offset partially by $150,000 decrease in revenues from Top 20 and Standalone. Europe expenses decreased by $687,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to $304,000 decrease in member acquisition costs, $174,000 decrease in trade and brand marketing expenses and $101,000 decrease in salary and related expenses.
Europe revenues increased by $839,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023. The increase was primarily due to $572,000 increase in Advertising revenues and $267,000 positive impact from foreign currency movements relative to the U.S. dollar. The increase in Advertising revenue of $572,000 was primarily due to the increase in Hotel commission. Europe expenses decreased by $837,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to the decrease in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $5,000 and $53,000 for the three and six months ended June 30, 2024, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $21,000 and $79,000 for the three and six months ended June 30, 2023, respectively.

Jack’s Flight Club

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues	$1,033	$1,095	$2,096	$2,043
Operating profit (loss)	$(34)	$97	$(133)	$52
Operating profit (loss) as a % of revenue	(3.3)%	8.9%	(6.3)%	2.5%

Jack’s Flight Club revenues decreased by $62,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 due to the decrease of subscription fees paid by the members. Jack’s Flight Club expenses increased by $69,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to the increase in salary and related expenses.
Jack’s Flight Club revenues increased by $53,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 due to the increase of premium members. Jack’s Flight Club expenses increased by $238,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to $146,000 increase in salary and related expenses and $109,000 increase in software expenses.
New Initiatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues	$23	$13	$55	$21
Operating profit (loss)	$(184)	$(338)	$(314)	$(555)

New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META subscription service, Metaverse experience scouting and development business and retail and fashion business acquired with MTE. New Initiatives revenues increased $10,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to $5,000 revenue increase from retail and fashion business and $5,000 increase in licensing revenue. New Initiatives segment expenses decreased by $144,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to decrease in salary and related expenses.
New Initiatives revenues increased $34,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to $19,000 revenue increase from retail and fashion business and $14,000 increase in licensing revenue. New Initiatives segment expenses decreased by $207,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to decrease in salary and related expenses.
Liquidity and Capital Resources
As of June 30, 2024, we had $12.6 million in cash and cash equivalents, of which $8.0 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We also had $675,000 in restricted cash held in the U.S. as of June 30, 2024.
Cash, cash equivalents and restricted cash decreased $3.1 million from $16.4 million as of December 31, 2023 to $13.2 million as of June 30, 2024 primarily due to $10.4 million cash used to repurchase common stock, offset partially by $7.7 million cash provided by operating activities.
As of June 30, 2024, we had merchant payables of $16.7 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $4.3 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire between July 2024 through December 2025; however, these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2024 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$7,927	$5,650
Net cash used in investing activities	(83)	(44)
Net cash used in financing activities	(10,679)	(5,169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(311)	382
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,146)	$819
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2024 was $7.9 million, which primarily consisted of net income of $7.1 million and $1.3 million increase in non-cash items, offset partially by $514,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $783,000 for stock-based compensation and $558,000 for depreciation and amortization. The decrease in cash from changes in operating assets and liabilities was primarily due to $3.8 million decrease in merchant payables, offset partially by $1.2 million increase in deferred revenue, $1.2 million increase in accounts payable and accrued expenses and other, and $753,00 increase in other non-current liabilities.
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

Cash paid for income tax, net of refunds received, during the six months ended June 30, 2024 was $1.2 million. Cash refunds for income tax, net of payment made, during the six months ended June 30, 2023 was $494,000.
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $83,000 and $44,000, respectively. The cash used in investing activities for the six months ended June 30, 2024 was consisted of purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2023 was primarily consisted of the $157,000 purchases of property and equipment, offset partially by $113,000 proceeds from repayment of the Japan loan.
Net cash used for financing activities for the six months ended June 30, 2024 was $10.7 million which primarily consisted of repurchase of common stock of $10.4 million and taxes paid for net share settlement of $257,000. Net cash used for financing activities for the six months ended June 30, 2023 was $5.2 million which primarily consisted of repurchase of common stock of $4.9 million and taxes paid for net share settlement of $299,000.
Consistent with our growth, we experienced fluctuations in our cost of revenues, sales and marketing expenses, product development expenses and general and administrative expenses, and we anticipate that these increases will continue for the foreseeable future. We believe cash on hand will be sufficient to pay such costs for at least the next twelve months. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital requirements.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $24.8 million as of June 30, 2024. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO) and Principle Accounting Officer (PAO), as of June 30, 2024, our CEO and PAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are not effective due to the material weakness in internal control over financial reporting noted below to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weakness previously reported related to non-routine, non-recurring, unusual or complex transactions. During the quarter ended June 30, 2024, we made no other changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 800,000 shares of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
May 1, 2024–May 31, 2024	482,172	$8.43	482,172	517,828
June 1, 2024–June 30, 2024	317,828	$7.81	317,828	200,000
	800,000		800,000
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
On April 29, 2024, Travelzoo announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2024, the Company repurchased 600,000 shares of common stock for an aggregate purchase price of $5.0 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of June 30, 2024, there were 400,000 shares remaining to be repurchased under this program.
In June 2024, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This transaction was approved by the Compensation Committee of the Board of Directors.
Item 3:    Defaults Upon Senior Securities
None.
Item 4:    Mine Safety Disclosures
None.

Item 5:    Other Information
None.
Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation to Authorize a Reduction of the Authorized Number of Shares of Our Common Stock from 40,000,000 to 20,000,000 Shares

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.5 on Form 8-K (File No. 000-50171), filed April 5, 2022).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2†	—	Stock Repurchase Agreement, dated June 15, 2024, between Travelzoo and Holger Bartel

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: August 9, 2024