Form 10-K
period 2024-12-31
TRAVELZOO
filed 2025-03-19
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $55,468,866.
The number of shares of the Registrant's common stock outstanding as of March 17, 2025 was 11,245,137 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo® (including its subsidiaries and affiliates, the “Company” or “we”), the club for travel enthusiasts, is a global Internet media company. We reach 30 million travelers. Club Members, who pay a membership fee, receive Club Offers personally reviewed by our deal experts around the globe. We work in partnership with thousands of top travel suppliers—our long-standing relationships give us access to irresistible offers.
Travelzoo attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, websites, social media and mobile applications. The Travelzoo website is visited by over 6 million unique visitors monthly. We have over 5 million social media followers on Facebook, Instagram, X and WeChat and, to date, our iOS and Android mobile applications have been downloaded 7.8 million times.
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
Thousands of travel and local providers use our advertising and marketing services, including Exoticca, Inspiring Vacations, Prestige Travel+Cruise, TraveloDeals, Globus Family of Brands, Tripmasters Inc., Destination Weddings Travel Group, Holland America Line, TripToGo, Gate 1 Travel, Visit Santa Barbara, Online Vacation Center, Princess Cruises, Travel Discounters, Vacation Express, Fiji Airways, Virgin Voyages, Wingbuddy.com, Rocky Mountaineer Vacations, Transat Tours Canada Inc. and WestJet Airlines.

The Company generates revenue from advertising, membership fees, and other sources.
Advertising revenue consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties, (b) commission generated from the sale of Getaways vouchers and bookings on our hotel platform, and (c) publishing fees from high-quality local businesses, sale of Local Deals vouchers and entertainment offers. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms. We recognize revenue upon the sale of vouchers, upon notification of the amount of direct bookings or upon delivery of emails. We recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds.
Membership fee revenue consists of subscription fees paid by Travelzoo, Jack's Flight Club, and Travelzoo META members. Travelzoo® membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods. For Travelzoo META, a founding membership was launched in 2023 following a test-and-learn strategy.

Other revenue consists of licensing fees from license agreements, as well as the retail business originally operated by Metaverse Travel Experiences, LLC ("MTE") and acquired and maintained by the Company following the acquisition of MTE.
We also license Travelzoo products, services and intellectual property to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to quarterly royalty payments based on a percentage of net revenue. The Company recognized $71,000 and $71,000 in royalties in 2024 and 2023, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
The Company has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, Travelzoo META and MTE. For the year ended December 31, 2024, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack’s Flight Club operations comprised 5% of revenues.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
As of December 31, 2024, there were 11,835,976 shares of common stock outstanding.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder and, as of December 31, 2024, holds approximately 37.5% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds less than 1% of the Company's outstanding shares as of December 31, 2024.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry

According to the World Travel & Tourism Council (WTTC), the global Travel & Tourism industry grew 13% in 2023 to reach more than $1 trillion, with a return to pre-pandemic levels anticipated by 2025. The WTTC forecasts that the global value of Travel & Tourism will grow by over 50% in the coming decade, expanding the industry’s value, contribution to GDP and employment. The United States was revealed as the world’s most powerful Travel & Tourism market, with Germany, the United Kingdom and France in the third, fifth and sixth spots, respectively.
Our mission, as the club for travel enthusiasts, is to provide our members with the highest quality information about the best travel, entertainment and local offers. Based upon this outlook for the travel industry, and our presence in the United States, Germany, the United Kingdom and France, we believe we are well positioned to continue pursuing our mission and growing our business.
Digital Advertising
Digital advertising, the primary means by which we operate, has been growing continuously. According to Zenith, online advertising continues to lead as the fastest growing category of advertising and is expected to account for 59%, or approximately $550 billion, of global advertising spending in 2024, with continued growth in 2025. Although traditional media outlets such as print (magazines and newspapers), television and radio continue to be another medium for travel, entertainment and local providers to advertise offers, the percentage spent on advertising in these traditional media outlets has been decreasing.
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
Subscription Services and the Metaverse
Historically, Travelzoo has provided free membership for consumers, while generating revenue from advertising fees and commissions. Upon the acquisition of 60% of Jack’s Flight Club in 2020, we entered the market for paid subscription services, adding another revenue stream to our business. Beginning in 2024, new Travelzoo members are charged an annual fee of $40 (or similar amount in their local currency), with the 2024 annual fee waived for existing members as of December 31, 2023. We cannot yet predict trends in consumer adoption of paid membership for Travelzoo, although as anticipated, because of the waiver of the fee for existing members, it did not yet contribute materially to our financial results in 2024. We are scaling and diversifying our marketing and advertising strategies to acquire new paying members and convert existing free members.
In 2023 we launched Travelzoo META to extend the range of travel, entertainment and local experiences we offer to consumers to the Metaverse. According to Precedence Research, the U.S. Metaverse market in 2025 is estimated at approximately $32.7 billion of revenue. The market is anticipated to grow rapidly and is forecasted to reach $395.15 billion by 2034. The Metaverse offers experiences that can be immersive and provide social features, enabling consumers to virtually travel geographically and through space and time. Travelzoo META is exploring options to further develop its service and offerings, including leveraging the capabilities of MTE, which we acquired in December, 2022. We believe developing a service for Metaverse travel experiences will enable us to be a first-mover in this fast-growing space.

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
		24/7	over 6 million unique visitors per month	Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to offers, ability to search and browse by destination or keyword

Travelzoo Newsletters	Including the Travelzoo Top 20 and Standalone emails		27.0 million travelers
Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding offers	Weekly		Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked offers chosen by our internal deal experts from among thousands

Standalone emails	Regionally targeted email newsletter service, usually with a single newsworthy travel and entertainment offer, which can include Local Deals and Getaways offers	As needed		Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Daily travel and local offers and ideas

Travelzoo Network	A network of third-party websites that list outstanding offers published by Travelzoo	24/7	Over 400 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel offers that have been handpicked and professionally reviewed by our internal experts

Travelzoo mobile applications	iOS and Android applications that allow users to discover the best travel, entertainment and local offers	On-demand	7.8 million downloads	Allows travel, entertainment and local offers advertisers to reach our audience that is on the go	24/7 access to travel, entertainment and local offers for consumers that are on the go

Jack's Flight Club website	Website available in the U.S, U.K., Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date exceptional airfares to paying members	24/7	417,000 visitors per month	N/A	24/7 access to alerts, travel advice and guides. Ability to change user settings

Jack's Flight Club mobile application	App available in the U.S, U.K., Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date exceptional airfares to paying members	1–12 per week depending on membership level and region	208,083 sessions per month	N/A	Timely alerts and push notifications of new alerts, 24/7 access to alerts, ability to change user settings and select departure airport

Jack's Flight Club newsletters	Regionally targeted newsletter alerting of outstanding cheap airfares and including articles about travel destinations and other newsworthy travel content. Newsletter includes paid and unpaid subscribers	1–12 per week depending on membership level and region	2.5 million emails per week	N/A	Breaking news flight offers and travel advice

*    For Travelzoo website, Top 20, Standalone emails (which can include Local Deals and Getaways), Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2024. For Jack’s Flight Club, reach/usage information is based on data from Google Analytics and internal Jack’s Flight Club statistics as of December 31, 2024.

Our Audience
With reach of 30 million travelers worldwide, we attract a high-quality audience of travel enthusiasts. We inform our audience about compelling offers sourced from over 5,000 providers worldwide. These offers are published by Travelzoo and its licensees in multiple languages across multiple digital channels and platforms, including email, websites, social media and mobile applications. We publish offers on Travelzoo and Jack’s Flight Club branded digital properties, as well as on third-party media properties via the Travelzoo Network, across which we syndicate our offer content.
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
Advertisers
As of December 31, 2024, our advertiser base included more than 5,000 travel, entertainment and local providers, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies. Some of our advertisers are:

Exoticca	Online Vacation Center
Inspiring Vacations	Princess Cruises
Prestige Travel + Cruise	Travel Discounters
Travelodeal	Vacation Express
Globus Family of Brands	Fiji Airways
Tripmasters Inc.	Virgin Voyages
Destination Weddings Travel Group	Imagine Cruising
Holland America Line	Wingbuddy.com
TripToGo	Rocky Mountaineer Vacations
Gate 1 Travel	Transat Tours Canada Inc
Visit Santa Barbara	WestJet Airlines
As discussed in Note 11–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report and incorporated herein by reference, as of December 31, 2024, the Company had one customer that accounted for more than 10% of revenues across Travelzoo North America and Travelzoo Europe. We did not have any advertisers that accounted for 10% or more of our total revenues during the years ended December 31, 2023. Our agreements with certain advertisers are in the form of multiple insertion orders, hotel agreements and merchant agreements from groups of entities under common control.
Sales and Marketing
As of December 31, 2024, our advertising sales force and sales support staff consisted of 75 employees worldwide. To maintain and expand relationships with partners and suppliers, we attend and sponsor industry conferences and live events, meet with existing and future prospects virtually and in person, and employ public relations to create visibility for our brand.

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
Employees
As of December 31, 2024, we had 227 employees. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the year ended December 31, 2024, we generated consolidated net income of $13.7 million, of which $13.6 million income was attributable to Travelzoo. In the year ended December 31, 2023, we generated consolidated net income of $12.5 million, of which $12.4 million income was attributable to Travelzoo. We forecast our future expense levels based on our operating plans and our estimates of future revenues. In the future, depending on various factors, including but not limited to, market conditions, changes in the general economy and the travel industry, we may need to cut expenses to preserve profitability or, alternatively, we may find it necessary to significantly accelerate expenditures to meet increased demand or to maintain brand awareness. We may also expand, upgrade and/or add technology and make investments in existing or new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed expectations or cannot be adjusted to reflect slower growth, we may not be profitable.
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
In December of 2023, we announced that effective January 1, 2024, we would be moving to a paid membership model, with existing Travelzoo members grandfathered in through the end of the year. In Q4 2024, we introduced additional member benefits, including but not limited to, Club Offers, early access to the Top 20, airport lounge access for delayed flights and a weekly giveaway. In March of 2022, we announced the creation of our new Metaverse business, following a test and learn strategy, with plans for the launch of a subscription membership service that provides members with exclusive access to Metaverse travel experiences to follow. The voucher product typically has a 14-day refund policy, but we may in the future alter or update the product, including refund windows, or invest in upgraded technology or new technology or products. Such product modifications and expansions may result in an increase in costs in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If our expanded product offerings are not embraced by our users or our advertising partners, or if we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. If we cannot attract members to our product offerings, our financial results could be affected. We can give no assurances that any of our product offerings will yield the benefits we expect and will not result in additional costs.
Our voucher products may be adversely impacted by competition and changing consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. This format may require additional investments to maintain and grow the business including the hiring of additional sales personnel and additional spend on customer service, marketing, technology tracking systems and payment processing. Our vouchers typically have a 14-day refundability period, but as of April 2022, also have a surcharge option, where members can pay an extra fee for full refundability of the voucher. However, since before 2021, we have seen a general decline in demand for voucher products. It is possible in the future that the Company may strategically move away from offering the surcharge or vouchers in general, or the Company may invest further in voucher offerings to expand them from a product perspective. While we are continually evolving our strategy, we may not always be successful in doing so and the demand for our vouchers may decline or refund rates may increase and may adversely impact revenues.
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
We perform our impairment test annually in October unless there are events that trigger the need for an interim test. No impairment was identified in connection with the annual impairment test for 2024. The determination of fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast which may result in additional impairment charges, which could have a material adverse effect on our results of operations.
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
Continued widespread use of mobile devices, smart phones, and tablets, coupled with improved web browsing functionality and development of thousands of apps available on these devices, has been driving substantial traffic and commerce activity to mobile. We have experienced a significant shift of both business and traffic to mobile. The consumer experience with mobile applications, as well as brand recognition and loyalty, has become even more important. We also rely on application marketplaces, to drive downloads. In the future, marketplaces may make changes that make access to our products more difficult.
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
We also may be subject to non-income-based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the U.S. and various foreign jurisdictions. From time to time, the Company may by audited by tax authorities with respect to these non-income-based taxes and may have exposure to additional non-income based tax liabilities. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating income.
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
Our expansion of our product offerings may subject us to state and local tax laws and result in additional tax liabilities. A number of jurisdictions in the U.S. historically initiated lawsuits against other online travel companies, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of such taxes. We operate our hotel booking platform and packaging technology as an agency model, whereby we facilitate reservations on behalf of a hotel or other supplier, therefore the payment of hotel occupancy taxes and other taxes should be the responsibility of the applicable hotel or packaging partner, which are typically responsible for remitting applicable taxes to the various tax authorities. Nevertheless, to the extent that any tax authority succeeds in asserting that we have a tax collection responsibility (for hotel bookings, packaging or any other aspects of our business, including Jack’s Flight Club and/or the paid membership), or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost to our customers and, consequently, could make our services less competitive and reduce reservation transactions and with respect to past transactions, we could have a liability for tax that we did not collect from our customers. This could have a material adverse effect on our business and results of operations.

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
Our business is highly dependent upon email and other messaging services. Email offers sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services, if we are unable to successfully deliver emails or messages, or if members decline to open or opt out of our emails or messages, or purchase any of our advertised offers, our revenue and profitability could be adversely affected. Laws and regulations regulating the sending of commercial emails, including those enacted in foreign jurisdictions (such as Canada, the U.K. and Europe), may affect our ability to deliver emails or messages and may also result in increased compliance costs. Further, actions by third parties to block, impose restrictions on, or charge for the delivery of emails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in costs would materially and adversely affect our revenue and profitability. In addition, the shift in our traffic originating from mobile devices accessing our services may decrease our members' willingness to use our services and could decrease their willingness to be an email member.
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
Our reported reach may be higher than the actual reach and may not be representative of the number of persons who are active potential customers.
The total reach we report may be higher than the actual reach due to multiple registrations, death/incapacity, fictitious names or email addresses not in use, or different preferences for email communications. Given the challenges inherent in identifying these individuals, we do not have a reliable system to accurately identify the true reach, and thus we rely on the reach shown in our records. In addition, the reach we report includes the total number of individuals that have completed registration through a specific date, less individuals who have fully unsubscribed. Those numbers may include individuals who do not receive our emails because our emails have been blocked or are otherwise undeliverable. As a result, the reported number should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our email offers.
We may not be able to obtain sufficient funds to grow our business and equity or debt financing may be on adverse terms.
For the year ended December 31, 2024, our cash and cash equivalents was $17.1 million, of which $13.8 million was held outside the U.S. in our foreign subsidiaries. As of December 31, 2024, we had negative working capital of $4.7 million. Merchant payables was $16.3 million as of December 31, 2024. The payable to merchants is generally due upon redemption of the voucher. The expiration dates of vouchers are through December 2025; however, these expiration dates may sometimes be extended on a case-by-case basis and final payment may not be due for up to a year after expiration. However, if redemption activities accelerate, if our business is not profitable, and if our planned targets for cash flows from operations are not met, we may need to obtain additional financing in the future. We may not be able to obtain financing on commercially reasonable terms, or at all, especially due to volatile market conditions. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our strategic objectives, meet our payroll obligations, successfully promote our brand, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business. If we choose to raise funds through an equity issuance, existing stockholders may experience dilution and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing through debt securities, the terms of these arrangements could require the pledging of assets, could subject the Company to restrictive covenants or large fees, and could limit our flexibility.
We may be sensitive to recessions or other macroeconomic circumstances or events affecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like war, political instability or other conflicts (including the war in Ukraine and the Israel-Hamas war), terrorist attacks, mass shooting incidents, strikes, natural disasters and extreme weather situations (e.g., hurricanes, fires, droughts and floods), plane crashes, major public health events and logistical challenges such as widespread travel disruptions may have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend, which can adversely impact our business. Macroeconomic factors and uncertainties such as tariffs, rising interest rates, persistently high inflation and/or recession fears may have a negative impact on consumer behavior by reducing consumers’ ability or willingness to engage in discretionary spending on travel. In turn, that could have a negative impact on demand for our services. We are not in a position to evaluate the net effect of these circumstances as many of these events cannot be reliably forecasted. In the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry and the economy overall.
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
We accept payments for the sale of vouchers using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time, raise our operating expenses, and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling (on favorable terms or otherwise) or unable to provide these services to us. Macroeconomic circumstances over which we have no control may result in payment processing services requiring larger deposits, imposing stricter rules or requirements, or deciding to stop working with companies related to the travel industry altogether. If we are unable to pivot to a new payment processor quickly, this could lead to periods of time where we are unable to accept or process payments from our members, impacting our ability to generate revenue. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
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
There has been an increased focus on ESG practices of companies, including climate change, diversity, equity and inclusion, human capital management, data privacy and security, supply chains (including human rights issues), among other topics, by institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, employees and other stakeholders. However, we cannot predict what, when and how the new administration in the U.S. may take actions to rollback or otherwise revise existing laws, rules or regulations focused on ESG. These evolving expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments, and targets present numerous risks, any of which may be outside of our control or could have a material adverse impact on our business. Our efforts in this area may result in a significant increase in costs and may not meet expectations, evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, or business partners, or expose us to various types of legal actions.
Risks Related to Our Markets and Strategy
Our international operations may result in operating losses and are subject to other material risks.
We may continue to invest in marketing as well as additional employees to support our operations (including licensing arrangements) or develop new products, such as Travelzoo META or the Travelzoo paid membership, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. There are certain additional risks inherent in doing business internationally, including: uncertainties and instability in economic and market conditions; exposure to local economic or political instability and threatened or actual acts of war or terrorism; compliance with regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions; financial risks from transactions in multiple currencies; longer payment cycles and difficulties in collecting accounts receivable; trade barriers and changes in trade regulations, including new or increased tariffs; difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences; stringent local labor laws and regulations; bans on travel among or between various countries; risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and potentially adverse tax consequences. Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We spent $2.5 million and $7.0 million on marketing initiatives relating to member acquisition for the years ended December 31, 2024 and 2023, respectively, and expect to continue to spend significant amounts to acquire members. Our long-term success depends on our continued ability to attract, retain and engage members. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members, especially after the introduction of a paid membership. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our membership and deals in numbers sufficient to grow our business, or if members cease to purchase, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our members declines or does not grow as expected, we may suffer a decline in growth or revenue. A significant decrease in the level of usage or growth would have an adverse effect on our business, financial condition and results of operations.
We may not be able to attract travel and entertainment companies or Internet users if we do not continually enhance and develop the content and features of our products and services.
To remain competitive, we must continually improve the responsiveness, functionality, and features of our products and services. We may not succeed in developing features, functions, products, or services that travel and entertainment companies and Internet users find attractive, including in unsettled and untested areas like generative artificial intelligence (AI) and the Metaverse. Our current technology may not meet the future technical requirements of travel and entertainment companies. This could reduce the number of travel and entertainment companies and Internet users using our products and materially adversely affect our business. We are also continually looking to refine our product offerings. We cannot guarantee that any such refinements will be embraced by our members. It may take us longer than expected to fully realize the anticipated benefits, and those benefits may ultimately be smaller than anticipated, which could adversely affect our business. While we are striving to improve functionality, usability and design in our products, the ongoing enhancements on web and mobile and investment in packaging and other technology may not achieve the desired results we anticipate, and if unsuccessful, could result in a decline in revenues, an increase in costs, and a negative impact on our business.

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
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. We compete for advertising dollars with large Internet portal sites, such as Tripadvisor, that offer listings or other advertising opportunities to travel, entertainment and local businesses. These companies have significantly greater financial, technical, marketing and other resources and larger advertiser bases. They may be able to research, develop and deploy new products and technologies (including in the area of generative AI) faster than us. We compete with companies like Groupon that sell vouchers for deals from local businesses such as spas, hotels and restaurants and tour operators for vacation packages. We compete with search engines like Google that offer pay-per-click listings. Additionally, certain search engines have increased their focus on acquiring or launching travel products, such as Google Flights. We compete with newspapers, magazines and other traditional media companies that operate websites which provide online advertising opportunities. We compete with travel metasearch engines like Kayak.com (owned by Booking Holdings) and online travel and entertainment deal publishers (including online restaurant reservation services). We compete with large online travel agencies like the Expedia Group and Booking Holdings, as well as thousands of individual travel agencies around the world, that also offer advertising placements and hotel booking platforms and capture consumer interest. We also compete with companies that offer similar services to Jack’s Flight Club, like Going (formerly Scott’s Cheap Flights) and Dollar Flight Club. There has been substantial consolidation of the global travel industry and we believe this trend will continue. Some of our competitors are large and have significant resources and substantial international operations. Such companies have also completed acquisitions to further consolidate the industry.
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
The implementation of new information technology, payment, enterprise resource planning, or other systems (including generative AI) could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our costs or otherwise adversely affect our business, brand, market share, and results of operations.

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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent across jurisdictions, further increasing the costs of compliance and doing business. For example, Travelzoo and Jack’s Flight Club employ employees and engage contractors in various countries and therefore could be subject to misclassification or tax claims related to such arrangements or increased costs to ensure continued compliance as both companies grow and add to their workforce. In addition, the U.S. Federal Trade Commission and certain states (including California and Minnesota) have introduced or are considering laws aimed at eliminating or regulating "junk fees" that require us to include all mandatory, non-governmental fees and charges in the prices we display, even though these are set by our partners. The costs of compliance, which may arise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive, delay the introduction of new products, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. We have implemented policies and procedures designed to ensure compliance, but there can be no assurance that our employees, contractors, partners, or agents will not violate such laws and regulations or the Company’s policies and procedures. In particular, we cannot predict what, when and how the new administration in the U.S. may take actions to rollback or otherwise revise existing laws or regulations, or the ultimate impact such changes may have on our results of operations.

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
We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. There are a number of proposals for enactment or modification of data privacy laws pending or proposed in other jurisdictions (including various states across the U.S.), including laws and regulations which dictate whether, how and under what circumstances we can transfer, process, or receive certain data that is critical to our operations and consent-related requirements for email marketing. While we do not “sell” personal data and/or do not engage in “behavioral advertising”, as each are defined under the various laws and regulations in different jurisdictions, it is possible that these definitions may change and/or that regulators may not agree with our interpretations. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices, the Company’s business and results of operations could be materially and adversely affected.
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

The SEC approved amendments in 2018 that raised the cap for status as a “smaller reporting company”. Travelzoo has qualified as a smaller reporting company since 2020, meaning it is not subject to the SOX 404(b) requirement of having an auditor attestation report on internal control over financial reporting. However, we may be obligated to do so if we were no longer a smaller reporting company. We are unable to predict if we may have future ineffective controls and procedures, if we will be able to effectively and efficiently remediate any such deficiencies and whether these deficiencies or the corresponding remediation efforts could result in a negative impact to our business.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2024, the closing price of our common stock on NASDAQ ranged from $7.12 to $22.44. Our stock price may fluctuate in response to a number of factors, such as quarterly variations in operating results; announcements by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of comparable companies; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades; and repurchases of our common stock, including failure to meet internal or external expectations around the timing or price of share repurchases and any reductions or discontinuances of repurchase activities. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit these arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below expectations, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.
We have a significant shareholder.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2024, holds approximately 37.5% of the Company's outstanding shares. Azzurro previously held greater than 50% ownership until approximately 2018 and again from late 2022 until Q2 2023 and should Azzurro purchase additional shares or should the Company repurchase additional shares of its common stock, Azzurro’s ownership percentage could increase again, potentially above 50%, resulting in the Company being a controlled company again. The Company already has in place applicable corporate governance processes and procedures necessary for a controlled company to ensure independence (e.g., board of directors with majority independent directors, committees comprised solely of independent directors, etc.). Holger Bartel, the Company’s Global Chief Executive Officer, is Ralph Bartel’s brother and holds less than 1% of the Company’s outstanding shares. It is possible that the interests of Azzurro may conflict with those of the Company or its other stockholders in the future. As a result of Azzurro’s ownership interests and voting power, they could be in a position to influence significant corporate actions. Our other stockholders will therefore have limited influence and control on matters requiring stockholder approval and this significant ownership position could discourage others from initiating any potential merger or takeover that may otherwise be beneficial to Travelzoo stockholders.

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
Item 3. Legal Proceedings
The information set forth under Note 5–Commitments and Contingencies to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.
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

	High	Low
2024:
Fourth Quarter	$22.44	$11.37
Third Quarter	$15.23	$7.12
Second Quarter	$10.65	$7.39
First Quarter	$11.23	$8.02
2023:
Fourth Quarter	$10.45	$5.08
Third Quarter	$8.83	$5.83
Second Quarter	$10.42	$5.64
First Quarter	$6.04	$4.51
On March 17, 2025, the last reported sales price of our common stock on the NASDAQ Global Select Market was $14.42 per share.
As of March 17, 2025, there were approximately 161 stockholders of record of our shares.
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
Repurchases of Equity Securities
We repurchased 135,792 of our equity securities during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs
October 1, 2024 - October 31, 2024	52,418	$16.64	52,418	947,582
November 1, 2024 - November 30, 2024	83,374	$17.51	83,374	864,208
December 1, 2024 - December 31, 2024	0	$—	0	864,208
	135,792		135,792

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Composite Index (the “NASDAQ Market Index”), and the Russell 2000 Index. Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The graph assumes that $100 was invested on December 31, 2018 in the Common Stock of the Company, the NASDAQ Market Index and the Russell 2000 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Travelzoo
NASDAQ Market Index
Russell 2000 Index

Measurement Point	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Travelzoo	$100	$109	$96	$96	$45	$97	$202
NASDAQ Market Index	$100	$135	$194	$236	$158	$226	$291
Russell 2000 Index	$100	$124	$146	$167	$131	$150	$165

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
Overview
Travelzoo, the club for travel enthusiasts, is a global Internet media company. We reach 30 million travelers. Club Members receive Club Offers personally reviewed by our deal experts around the globe. We work in partnership with thousands of top travel suppliers—our long-standing relationships give us access to irresistible deals.
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
We also license Travelzoo products, services and intellectual property to licenses in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company recognized $71,000 and $71,000 in royalties in 2024 and 2023, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
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
Travelzoo currently has license agreements covering Australia, New Zealand and Singapore, as well as Japan and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use the Travelzoo products, services and intellectual property in Australia, New Zealand and Singapore in exchange for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $41,000 and $35,000 from the licensee for the years ended December 31, 2024 and 2023, respectively.
The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $30,000 and $36,000 from the licensee for the years ended December 31, 2024 and 2023, respectively.

Reportable Segments
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, the Travelzoo META subscription service and MTE. For the year ended December 31, 2024, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack's Flight Club comprised 5% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein.
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
The "Membership Fees" category consists of subscription fees paid by Travelzoo, Jack's Flight Club, and Travelzoo META members. Travelzoo® membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. We recognize subscription revenues ratably over the respective subscription periods. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods. For Travelzoo META, a founding membership was launched in 2022 following a test-and-learn strategy.
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
We believe that an important factor for our advertising rates is the reach of our publications, however, we also believe that there are other important factors, such as the engagement of our membership base with our content. With the introduction of a membership fee in 2024, the main way in which we will increase our reach and our engagement is by acquiring new Club Members, or paying members. We do not know if we will be able to efficiently or effectively acquire Club Members at sufficient volumes. We therefore also do not know if we will be able to increase the reach of our engagement with our publications. Even if we are able to increase the reach of our publications, we still may not be able to or want to increase rates given market conditions, including intense competition in our industry. Even if we increase our rates, the increased price may reduce the number of advertisers willing to advertise with us and could, therefore, decrease our revenue. We may need to decrease our rates based on competitive market conditions and the performance of our audience in order to maintain or grow our revenue. While we will have membership revenue to offset any reductions in advertising revenue or add incrementally to advertising revenue so that we can continue to grow total revenue, we are unsure of the volumes in which we will be able to convert to membership from either our existing database or through new member acquisition.
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may change in relation to volume and terms with third-party partners of the Travelzoo network, incurring merchant processing fees from the sale of vouchers for Local Deals and Getaways and payment of membership fees, changes in refund request trends and provisioning of customer service. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and may have a material impact on our results of operations.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2024	2023
Revenues	100.0%	100.0%
Cost of revenues	12.5	12.9
Gross profit	87.5	87.1
Operating expenses:
Sales and marketing	41.1	44.7
Product development	2.9	2.5
General and administrative	21.5	21.4
Total operating expenses	65.5	68.6
Operating income	22.0	18.5
Other income, net	0.7	1.7
Income from continuing operations before income taxes	22.7	20.2
Income tax expense	6.4	6.0
Income from continuing operations	16.3	14.2
Income from discontinued operations, net of tax	—	0.5
Net income	16.3	14.7
Net income attributable to non-controlling interest	0.1	0.1
Net income attributable to Travelzoo	16.2%	14.6%

Net income attributable to Travelzoo—continuing operations	16.2%	14.1%
Net income attributable to Travelzoo—discontinued operations	—%	0.5%

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

	Year Ended December 31,
	2024	2023
Advertising	$78,396	$80,128
Membership Fees	5,399	4,145
Other	107	204
Total revenues	$83,902	$84,477

Advertising

Advertising revenue decreased $1.7 million, or 2%, from 2023 to 2024. This decrease was primarily due to $2.1 million decrease in revenues from Top 20 and offset by increases in other revenue products.

Membership Fees

Revenues from Membership fees increased $1.3 million, or 30%, from 2023 to 2024 due to the increase of members paying subscription fees for both Travelzoo and Jack's Flight Club.

Other

Revenues from Other decreased $97,000 due to decrease in activities attributable to MTE.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software license expenses, merchant processing fees, certain estimated refunds for member purchases of vouchers, customer service costs and salary expenses associated with network operations and customer service employees. Cost of revenues was $10.5 million and $10.9 million for the years ended December 31, 2024 and 2023, respectively.
Cost of revenues decreased $465,000 for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease in software and license costs. Cost of revenues as a percent of revenues declined from 12.9% in 2023 to 12.5% in 2024.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $34.5 million and $37.8 million for the years ended December 31, 2024 and 2023, respectively. Advertising expenses consist primarily of online advertising, which we refer to as user acquisition costs and member acquisition costs. For the years ended December 31, 2024 and 2023, advertising expenses accounted for 13% and 26%, respectively, of total sales and marketing expenses. The goal of our advertising is to acquire new members, increase our audience through mobile and social media channels, drive traffic to our websites and increase brand awareness.
Sales and marketing expenses decreased $3.3 million, or 9%, in 2024 as compared to 2023, primarily due to decrease in member acquisition. Sales and marketing expenses as a percent of revenues declined from 44.7% in 2023 to 41.1% in 2024.

Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization and facilities costs. Product development expenses were $2.4 million and $2.1 million for each of the years ended December 31, 2024 and 2023, respectively.
Product development expenses increased by $300,000, or 14%, in 2024 as compared to 2023, primarily due to increased salary and related expenses. Product development expenses as a percent of revenues were 2.9% and 2.5% in 2024 and 2023, respectively.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, professional service expenses, legal expenses, amortization of intangible assets, general office expense, facilities costs and bad debt expense. General and administrative expenses were $18.1 million and $18.1 million for the years ended 2024 and 2023, respectively.
General and administrative expenses remained flat year-over-year.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income and interest expense. Other income was $588,000 and $1.5 million for the years ended December 31, 2024 and 2023, respectively.
Other income decreased $953,000, or 62%, in 2024 as compared to 2023, primarily due to a $205,000 German federal government funding for COVID-19 pandemic relief the Company received in 2023, $348,000 decrease in sublease income as a result of the sublease term expiration in 2023, and $375,000 decrease in interest income as the result of Azzurro's repayment of $3.0 million principal of its Notes Receivable in 2023.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $5.4 million and $5.1 million, respectively, for the years ended December 31, 2024 and 2023. Our effective tax rate was 28.3% and 30% for 2024 and 2023, respectively.
Our effective tax rate decreased for 2024 as compared to 2023, primarily due to a decrease in non-deductible stock compensation. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves and the need for valuation allowances on certain tax assets, if any. See Note 6–Income Taxes to the accompanying consolidated financial statements included in Part II, Item 8 of this report which is incorporated herein by reference.
Segment Information
Travelzoo North America

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenues	$55,092	$56,080
Income from operations	$15,883	$15,254
Income from operations as a % of revenues	29%	27%

North America revenues decreased $988,000, or 1.8%, in 2024 as compared to 2023. This decrease was primarily due to the decrease in revenues from hotel platform and Local Deals. North America cost of sales and operating expenses decreased by $1.9 million in 2024 as compared to 2023, primarily due to a $2.5 million decrease in member acquisition costs and $631K decrease in software expenses, offset by various increases including $811K in salary costs.

Travelzoo Europe

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenues	$24,071	$24,021
Income from operations	$3,081	$1,317
Income from operations as a % of revenues	13%	5%
Europe revenues increased $50,000, or 0.2%, in 2024 as compared to 2023. Europe cost of sales and operating expenses decreased $2.9 million in 2024 as compared to 2023, primarily due to decreased member acquisition costs.

Foreign currency movements relative to the U.S. dollar impacted local currency income from our operations in Europe by approximately $106,000 and negatively $40,000 in 2024 and 2023, respectively.
Jack's Flight Club

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenues	4,632	$4,172
Income (Loss) from operations	$44	$(23)
Income (Loss) from operations as a % of revenues	1%	(1)%

Jack’s Flight Club revenues increased $460,000, or 11%, in 2024 as compared to 2023 due to increase of subscription fees and increase of premium members. Jack’s Flight Club cost of sales and operating expenses increased $690,000 in 2024 as compared to 2023, primarily due to an increase in headcount to support Canadian expansion and advertising and marketing expenses.
New Initiatives

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenues	$107	$204
Loss from operations	$(510)	$(976)

New Initiatives revenues decreased $97,000 in 2024 as compared to 2023. New Initiatives cost of sales and operating expenses decreased $604,000 in 2024 as compared to 2023, primarily due to decreases in sales and marketing and headcount.
Liquidity and Capital Resources
As of December 31, 2024, we had $17.1 million of cash and cash equivalents, of which $13.8 million was held outside the U.S., and we had $675,000 in restricted cash held in the U.S. If our cash and cash equivalents held outside the U.S. were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash, cash equivalents and restricted cash increased by $1.3 million to $17.7 million as of December 31, 2024 from $16.4 million as of December 31, 2023, primarily due to cash provided by operating activities, offset partially by cash used to repurchase common stock.

As of December 31, 2024, we had merchant payables of $16.3 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-K report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $4.7 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire through December 2025; however these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Based on current projections of redemption activity, we expect that cash and cash equivalents on hand as of December 31, 2024 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$21,100	$10,675
Net cash used in investing activities	(177)	(39)
Net cash used in financing activities	(18,973)	(14,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(599)	525
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,351	$(2,989)
Net cash provided by operating activities for 2024 was $21 million, as compared to $10.7 million in 2023, consisting of net income of $13.7 million, $2 million of adjustments for non-cash items and $5.4 million used in changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of $907,000 for depreciation and amortization and $1.6 million for stock-based compensation, offset partially by $518,000 of deferred income tax change. Cash used in operating assets and liabilities was primarily due to a $4.1 million decrease in merchant payables, offset partially by a $950,000 decrease in prepaid expenses and other and $1.9 million increase in other liabilities.
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
Cash paid for income tax, net of refunds received, in 2024, was $1.9 million. Cash received for income tax refunds, net of payments in 2023, was $1,000.
Net cash used in investing activities for 2024 was $177,000 for purchases of property and equipment. Net cash used in investing activities for 2023 was $39,000 which consisted of $255,000 for purchases of property and equipment and $216,000 proceeds from repayment of note receivable from a licensee.
Net cash used in financing activities for 2024 was $19 million primarily for the repurchase of common stock. Net cash used in financing activities for 2023 was $14.2 million, which primarily consisted of $16.8 million for the repurchase of common stock and $3.0 million payment of promissory notes.
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
The information set forth under “Note 5—Commitments and Contingencies” and “Note 14—Leases” to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference. Litigation and claims against the Company may result in legal defense costs, settlements or judgments that could have a material impact on our financial condition.
The following summarizes our principal contractual commitments as of December 31, 2024 (in thousands):

	Operating Lease Commitments Long-term	Operating Lease Commitments Short-term	Total Operating Lease Commitments	Purchase Obligations	Total Commitments
2025	$2,723	$264	$2,987	$586	$3,573
2026	1,800	—	1,800	584	2,384
2027	1,458	—	1,458	133	1,591
2028	1,458	—	1,458	—	1,458
Thereafter	1,674	—	1,674	—	1,674
Total	$9,113	$264	$9,377	$1,303	$10,680

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $25 million as of December 31, 2024. See Note 6—Income Taxes to the accompanying consolidated financial statements included in Part II, Item 8 of this report which is incorporated herein by reference for further information.
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

To the Stockholders and Board of Directors
Travelzoo:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Travelzoo and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sufficiency of audit evidence over revenue related to advertising fees

As discussed in Notes 1(b) and 11 to the consolidated financial statements, the Company enters into contracts with advertisers to promote their respective advertisements through the Travelzoo website and emails. Advertising revenue is recognized by the Company upon the delivery of the emails to its members or each time a user clicks on the respective advertisements. For the year ended December 31, 2024, the Company recorded $78.4 million in advertising revenues, which included advertising fee revenues from email newsletters and cost-per-click advertising.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain internal controls over the Company’s revenue process, including general IT controls and IT application controls over the tracking of emails and clicks recorded. We performed a software-assisted data analysis to test relationships among certain revenue transactions. For a selection of transactions, we assessed the recorded revenue by comparing the amounts recognized for consistency to underlying documentation, including contract terms, number of emails or clicks, and subsequent cash, if applicable. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2023.
New York, New York
March 19, 2025

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$17,064	$15,713
Accounts receivable, net of allowance of $1,612 and $1,484 as of December 31, 2024 and 2023, respectively	12,825	12,965
Prepaid income taxes	736	629
Prepaid expenses and other	1,148	1,461
Total current assets	31,773	30,768
Deposits and other	374	1,115
Deferred tax assets	3,380	3,196
Restricted cash	675	675
Operating lease right-of-use assets	5,655	6,015
Property and equipment, net	423	578
Intangible assets, net	1,498	2,091
Goodwill	10,944	10,944
Total assets	$54,722	$55,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,138	$4,546
Merchant payables	16,294	20,622
Accrued expenses and other	3,404	3,658
Deferred revenue	6,545	2,044
Operating lease liabilities	2,472	2,530
Income tax payable	1,619	766
Liabilities from discontinued operations	24	24
Total current liabilities	36,496	34,190
Long-term tax liabilities	7,851	4,681
Long-term operating lease liabilities	5,646	6,717
Other long-term liabilities	376	911
Total liabilities	50,369	46,499
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2024 and 2023, respectively; 11,836 shares issued and outstanding as of December 31, 2024 and 13,575 shares issued and outstanding as of December 31, 2023)	118	136
Additional paid-in capital	—	439
Tax indemnification	(9,537)	(9,537)
Note receivable from shareholder	—	(1,753)
Retained earnings	14,284	19,508
Accumulated other comprehensive loss	(5,327)	(4,607)
Total Travelzoo stockholders’ equity (deficit)	(462)	4,186
Non-controlling interest	4,815	4,697
Total stockholders’ equity	4,353	8,883
Total liabilities and stockholders’ equity	$54,722	$55,382
See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$83,902	$84,477
Cost of revenues	10,469	10,934
Gross profit	73,433	73,543
Operating expenses:
Sales and marketing	34,470	37,774
Product development	2,407	2,113
General and administrative	18,058	18,084
Total operating expenses	54,935	57,971
Operating income	18,498	15,572
Other income, net	588	1,541
Income from continuing operations before income taxes	19,086	17,113
Income tax expense	5,404	5,105
Income from continuing operations	13,682	12,008
Income from discontinued operations, net of tax	—	460
Net income	13,682	12,468
Net income attributable to non-controlling interest	118	102
Net income attributable to Travelzoo	$13,564	$12,366

Net income attributable to Travelzoo—continuing operations	$13,564	$11,906
Net income attributable to Travelzoo—discontinued operations	$—	$460

Income per share—basic
Continuing operations	$1.08	$0.80
Discontinued operations	$—	$0.03
Net income per share—basic	$1.08	$0.83

Income per share—diluted
Continuing operations	$1.06	$0.80
Discontinued operations	$—	$0.03
Net income per share —diluted	$1.06	$0.83

Shares used in per share calculation from continuing operations—basic	12,594	14,897
Shares used in per share calculation from discontinued operations—basic	12,594	14,897
Shares used in per share calculation from continuing operations—diluted	12,852	14,964
Shares used in per share calculation from discontinued operations—diluted	12,852	14,964

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023
Net income	$13,682	$12,468
Other comprehensive income (loss):
Foreign currency translation adjustment	(720)	298
Total comprehensive income	$12,962	$12,766

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2022	16,505	$165	$(7,130)	$23,274	$(9,537)	$(4,753)	$7,142	$(4,905)	$4,595	$8,851
Stock-based compensation expense	—	—	—	1,568	—	—	—	—	—	1,568
Repurchase of common stock (1)	—	—	(16,781)	(152)	—	—	—	—	—	(16,933)
Retirement of treasury stock	(3,095)	(30)	23,911	(23,881)					—	—
Exercise of stock options and taxes paid for net share settlement	165	1	—	(370)	—	—	—	—	—	(369)
Proceeds from Note receivable from shareholder	—	—	—	—	—	3,000	—	—	—	3,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	298	—	298
Net income—Travelzoo	—	—	—	—	—	—	12,366	—	102	12,468
Balances, December 31, 2023	13,575	136	—	439	(9,537)	(1,753)	19,508	(4,607)	4,697	8,883
Stock-based compensation expense	—	—	—	1,646	—	—	—	—	—	1,646
Repurchase of common stock (1)	—	—	(19,094)	—	—	—	—	—	—	(19,094)
Retirement of treasury stock	(1,888)	(18)	19,094	(288)	—	—	(18,788)	—	—	—
Exercise of stock options and taxes paid for net share settlement	149	—	—	(1,797)	—	—	—	—	—	(1,797)
Proceeds from Note receivable from shareholder	—	—	—	—	—	1,753	—	—	—	1,753
Foreign currency translation adjustment	—	—	—	—	—	—	—	(720)	—	(720)
Net income—Travelzoo	—	—	—	—	—	—	13,564	—	118	13,682
Balances, December 31, 2024	11,836	$118	$—	$—	$(9,537)	$—	$14,284	$(5,327)	$4,815	$4,353

(1) Includes a 1% excise tax applicable to share repurchases.

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$13,682	$12,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	907	1,893
Stock-based compensation	1,646	1,568
Deferred income tax	(518)	48
Loss on sale of long-lived assets	—	10
Net foreign currency effect	(33)	(62)
Provision for (net recoveries of) accounts receivable and refund reserves	40	(1,016)
Changes in operating assets and liabilities:
Accounts receivable	(145)	1,086
Prepaid income taxes	(107)	1,189
Prepaid expenses and other	950	3,835
Accounts payable	1,716	(523)
Merchant payables	(4,057)	(12,095)
Accrued expenses and other	(282)	(685)
Deferred revenue	4,556	(191)
Income tax payable	857	749
Other liabilities	1,888	2,401
Net cash provided by operating activities	21,100	10,675
Cash flows from investing activities:
Proceeds from repayment of note receivable	—	216
Purchases of property and equipment	(177)	(255)
Net cash used in investing activities	(177)	(39)
Cash flows from financing activities:
Repurchase of common stock	(18,929)	(16,781)
Proceeds from payment of promissory note	1,753	3,000
Exercise of stock options, net of taxes paid for net share settlement of equity awards	(1,797)	(369)
Net cash used in financing activities	(18,973)	(14,150)
Effect of exchange rate changes on cash and cash equivalents	(599)	525
Net increase (decrease) in cash, cash equivalents and restricted cash	1,351	(2,989)
Cash, cash equivalents and restricted cash at beginning of year	16,389	19,378
Cash, cash equivalents and restricted cash at end of year	$17,740	$16,389

Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$1,943	$(1)
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,273	$602
Cash paid for amounts included in the measurement of lease liabilities	$3,368	$3,235
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$165	$152

See accompanying notes to consolidated financial statements.

TRAVELZOO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”), the club for travel enthusiasts, is a global Internet media company. We reach 30 million travelers. Club Members receive Club Offers personally reviewed by our deal experts around the globe. We work in partnership with thousands of top travel suppliers—our long-standing relationships give us access to irresistible offers.
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
We also license Travelzoo products, services and intellectual property to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to quarterly royalty payments based on a percentage of net revenue. The Company recognized $71,000 and $71,000 in royalties in 2024 and 2023, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
In March 2022, we announced the development of, and in May 2023 we launched Travelzoo META to extend the range of experiences we offer consumers to the emerging metaverse. On December 30, 2022, we acquired Metaverse Travel Experiences, Inc., now Metaverse Travel Experiences, LLC (“MTE”), to support Travelzoo META in sourcing prospective travel experiences. See Note 3–Acquisitions to the consolidated financial statements for further information regarding the acquisition of MTE.
Jack’s Flight Club
In January 2020, Travelzoo acquired a 60% interest in JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. Jack’s Flight Club’s revenues are generated by subscription fees paid by members.
APAC Exit and Pivot to Licensing Model
In March 2020, Travelzoo exited its loss-making Asia Pacific business and pivoted to a licensing model. The Company’s Asia Pacific business was classified as discontinued operations at March 31, 2020.
Travelzoo currently has license agreements covering Australia, New Zealand and Singapore, as well as Japan and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use Travelzoo products, services and intellectual property in Australia, New Zealand and Singapore in exchange for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $41,000 and $35,000 from the licensee for the years ended December 31, 2024 and 2023, respectively.

The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $30,000 and $36,000 and from the licensee for the years ended December 31, 2024 and 2023, respectively.
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
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2024, holds approximately 37.5% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds less than 1% of the Company's outstanding shares as of December 31, 2024.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S."). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For our consolidated financial statements as of and for the period ended December 31, 2024, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).
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

Deferred Revenues

Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. At December 31, 2024, deferred revenue was $6.5 million of which $2 million was for Jack's Flight Club, and $4.5 million was for Travelzoo North America and Travelzoo Europe. At December 31, 2023, deferred revenue was $2 million, of which $1.5 million was for Jack's Flight Club, and $569,000 was for Travelzoo North America and Travelzoo Europe.
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
As of December 31, 2024, the expiration dates of unexpired vouchers are through December 2025; provided, that expiration dates may sometimes be extended on a case-by-case basis and final payments to merchants upon expiration may not be due for up to a year later.
As of December 31, 2024, the Company had approximately $4.1 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $144,000 for these unredeemed vouchers as of December 31, 2024, which is recorded as a reduction of revenues on the consolidated statements of operations and accrued expenses and other on the consolidated balance sheet. As of December 31, 2023, the Company had approximately $5.2 million of unredeemed vouchers that had been sold, representing the Company’s commission earned, and estimated and recorded a refund reserve of $268,000 for these unredeemed vouchers as of December 31, 2023, as a reduction of revenues on the consolidated statements of operations and accrued expenses and other on the consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $16.3 million as of December 31, 2024 is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
(f) Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2024 and 2023 and no impairment charges were identified in connection with the annual impairment tests.
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

(h) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs for Travelzoo North America and Travelzoo Europe amounted to $2.9 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively. Advertising costs for Jack's Flight Club were $1 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. Advertising costs for New Initiatives were $25,000 and $238,000 for the years ended December 31, 2024 and 2023, respectively.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities on our accompanying consolidated balance sheet as of December 31, 2024. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a lease agreement for real estate which it subleases to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the sublease term in its consolidated statements of operations.
(j) Stock-Based Compensation
The Company accounts for employee stock option grants under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant, employing an option pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s consolidated statements of operations. See Note 9 to the consolidated financial statements for a further discussion of stock-based compensation.
(k) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gains of $129,000 and $65,000 for 2024 and 2023, respectively, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenues earned from customers located in the U.S. and internationally. As of December 31, 2024 and 2023, the Company did not have any customers that accounted for 10% or more its accounts receivable.
As of December 31, 2024, the Company had merchant payables of $16.3 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. As such, the consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $4.7 million at December 31, 2024. Payables to merchants are generally due upon the redemption of vouchers by members who purchased them from the Company. As of December 31, 2024, unredeemed vouchers have maturities through December 2025; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of December 31, 2024 will be sufficient to provide for working capital needs for at least the next twelve months.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$17,064	$15,713
Restricted cash	675	675
Cash, cash equivalents and restricted cash–discontinued operations	1	1
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$17,740	$16,389

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
(q) Impairment of Property and Equipment

The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2024 and 2023.
(r) Recently Adopted Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 was adopted for the year ended December 31, 2024 retrospectively to all periods presented in the financial statements. See Note 11–Segment Reporting and Significant Customer Information.
(s) Recent Accounting Pronouncements Not Yet Adopted
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
On November 4, 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires more detailed disclosure for expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our disclosures.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net income attributable to Travelzoo—continuing operations	$13,564	$11,906
Net income (loss) attributable to Travelzoo—discontinued operations	—	460
Denominator:
Weighted average common shares—basic	12,594	14,897
Effect of dilutive securities: stock options	258	67
Weighted average common shares—diluted	12,852	14,964

Income (loss) per share—basic
Continuing operations	$1.08	$0.80
Discontinued operations	—	0.03
Net income (loss) per share —basic	$1.08	$0.83

Income (loss) per share—diluted
Continuing operations	$1.06	$0.80
Discontinued operations	—	0.03
Net income (loss) per share—diluted	$1.06	$0.83
For the years ended December 31, 2024 and 2023, options to purchase 0 and 750,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

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
During the year ended December 31, 2023, Azzurro paid interest of $604,000 and principal of $3.0 million, respectively. During the year ended December 31, 2024, Azzurro paid interest of $229,000 and the remaining principal amount of $1.8 million, respectively.
Intangible Assets
The following table presents the gross fair values and estimated useful lives of intangible assets from acquisitions (in thousands):

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
The Company performed an annual impairment test in October 2024 and 2023, and did not identify any indicators of impairment for the years ended December 31, 2024 and 2023.
Amortization of Acquired Intangible Assets
The following table presents the activities of intangible assets for the years ended December 31, 2024 and 2023 (in thousands):

	Jack's Flight Club	Secret Escapes Spain member database	Secret Escapes U.S. member database
Intangible assets, net—December 31, 2022	$2,351	$327	$973
Amortization of intangible assets with definite lives	(641)	(141)	(778)
Intangible assets, net—December 31, 2023	1,710	186	195
Amortization of intangible assets with definite lives	(250)	(148)	(195)
Intangible assets, net—December 31, 2024	$1,460	$38	$—

Amortization expense for acquired intangibles was $593,000 and $1.6 million for the years ended December 31, 2024 and 2023, respectively. Expected future amortization expense of acquired intangible assets as of December 31, 2024 is as follows (in thousands):

Years ending December 31,
2025	48
$48
The Company performed its annual impairment testing of Trade name as of October 31, 2024 and 2023 using a relief from royalty method, respectively. No impairment was identified in 2024 and 2023. As of December 31, 2024, the carrying value of the Trade name was $1.5 million.
Note 4: Balance Sheet Components
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$921	$1,084
Deposits	83	286
Other current assets	144	91
Total prepaid expenses and other	$1,148	$1,461
Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Office equipment and furnishings	$2,164	$2,141
Capitalized internal-use software and website development	2,196	2,230
Leasehold improvements	763	804
Computer hardware and software	45	45
Property and equipment	5,168	5,220
Less accumulated depreciation and amortization	(4,745)	(4,642)
Total property and equipment, net	$423	$578
Depreciation expense was $209,000 and $291,000 for the years ended December 31, 2024 and 2023, respectively.
Amortization of capitalized internal-use software and website development costs was $154,000 and $39,000 for the years ended December 31, 2024 and 2023, respectively. Amortization of acquired intangible assets is presented in Note 3 above.

Changes to the allowance for credit losses and reserve for member refunds are as follows (in thousands):

	Allowance for credit losses	Reserve for member refunds
Balance at December 31, 2022	$1,468	$1,278
Additions — charged to costs and expenses, or contra revenue	172	—
Deductions — recoveries of amounts previously reserved	(133)	(459)
Deductions — write-offs or refunds	(23)	(551)
Balance at December 31, 2023	1,484	268
Additions — charged to costs and expenses, or contra revenue	244	152
Deductions — recoveries of amounts previously reserved	(24)	—
Deductions — write-offs or refunds	(92)	(276)
Balance at December 31, 2024	$1,612	$144
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation expense	1,343	1,381
Reserve for member refunds	$144	$268
Accrued advertising expense	536	743
Other accrued expenses	1,381	1,266
Total accrued expenses and other	$3,404	$3,658

At December 31, 2024 and 2023, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair values because of their relative short maturities.
Note 5: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if management can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of December 31, 2024 or 2023. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
Rent expense was $2.7 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. The Company’s rental income from sublease was approximately $0 and $271,000 for the years ended December 31, 2024 and 2023. See Note 14–Leases for more information.
The Company has purchase commitments aggregating approximately $1.3 million as of December 31, 2024, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.

Note 6: Income Taxes
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S.	$12,747	$15,319
Foreign	6,339	1,794
	$19,086	$17,113

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2024
Federal	$3,044	$(471)	$2,573
State	877	(19)	858
Foreign	2,001	(28)	1,973
	$5,922	$(518)	$5,404
Year Ended December 31, 2023
Federal	$3,267	$7	$3,274
State	664	72	736
Foreign	1,126	(31)	1,095
	$5,057	$48	$5,105

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates applicable to the Company’s level of pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax at statutory rates	$4,005	$3,594
State taxes, net of federal income tax benefit	520	584
Uncertain tax positions	263	43
Foreign income taxed at different rates	586	539
Stock-based compensation	(90)	30
Other	120	315
Total income tax expense	$5,404	$5,105

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and credit carryforwards	$3,279	$3,349
Operating lease liabilities	1,575	1,947
State income taxes	117	109
Accruals and allowances	408	391
Stock-based compensation	433	432
Unrealized foreign exchange losses	23	363
Deferred revenue	616	61
Property, equipment and intangible assets	266	156
Capital loss carryforward	401	404
Total deferred tax assets	7,118	7,212
Valuation allowance	(2,806)	(2,878)
Total deferred tax assets net of valuation allowance	4,312	4,334
Deferred tax liabilities:
Operating lease right-of-use assets	(932)	(1,138)
Total deferred tax liabilities	(932)	(1,138)
Net deferred tax assets	$3,380	$3,196
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
2024	$2,878	(72)	—	$2,806
2023	$4,455	(1,577)	—	$2,878
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholders' equity or deferred tax assets (liabilities).

As of December 31, 2024, the Company has a valuation allowance of approximately $2.4 million related to foreign net operating loss (“NOL”) carryforwards of approximately $14.6 million primarily related to the Company's Asia Pacific entities, and 0.4 million related to capital loss carryforwards, for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented an increase of approximately $0.1 million over the amount recorded as of December 31, 2023, and was due to the increase of deferred tax assets and related valuation allowance for Travelzoo Asia. If not utilized, $14.6 million of the remaining foreign NOL may be carried forward indefinitely.
As of December 31, 2024, the Company has U.S. federal NOL carryforwards of $34.5 million as a result of the acquisition of MTE discussed in Note 3 above. If not utilized, $7.4 million of the remaining NOL may be carried forward indefinitely, and $27.1 million will expire at various times between 2032 and 2037. As of December 31, 2024, the Company had state and local NOL carryforwards of $120.6 million, which expire at various times between 2035 and 2044. The Company has not recorded these net operating losses because an uncertain tax position has been recorded relating to them.
As of December 31, 2024, the Company is permanently reinvested in certain non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings.  The estimated amount of the unrecognized deferred tax liability attributable to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $871,000 at December 31, 2024.

The total amount of gross unrecognized tax benefits was $23.9 million as of December 31, 2024, of which up to $16.6 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits in 2023 and 2024 is as follows (in thousands):

Gross unrecognized tax benefits balance at December 31, 2022	$16,877
Increase related to prior year tax positions	7,018
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2023	23,895
Increase related to current year tax positions	—
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2024	$23,895

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2020 and is subject to California tax examinations for years after 2019.

The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. At December 31, 2024, the Company had approximately $1.1 million in accrued interest and penalties.
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
Note 7: Accumulated Other Comprehensive Loss
The following table summarizes changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$(4,607)	$(4,905)
Other comprehensive income (loss) due to foreign currency translation	(720)	298
Ending balance	$(5,327)	$(4,607)
There were no amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023. Accumulated other comprehensive income (loss) consists of foreign currency translation gain (loss).
Note 8: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company has matched employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vest after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $730,000 and $673,000 for the years ended December 31, 2024 and 2023, respectively.
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

In September 2019, pursuant to executed Option Agreements, the Company granted six employees stock options to purchase 50,000 shares of common stock each (300,000 in the aggregate) with an exercise price of $10.79, of which 75,000 options vest and become exercisable annually starting on September 5, 2020 and ending on December 31, 2023. The options expire in September 2024. On May 29, 2020, the shareholders of the Company approved the grants, as well as certain amendments to the Option Agreements, which increased and repriced all outstanding, unexercised options granted to such employees. Pursuant to the applicable amendments, the exercise price for the options was repriced to the official NASDAQ closing share price on March 30, 2020 (the date of execution of the amendments to the Option Agreements, which immediately followed the date of approval of the grants from the Board of Directors of the Company), which was $3.49, the option grants were each increased to 100,000 each, resulting in 300,000 additional options in the aggregate. In 2020, 100,000 unvested options were forfeited upon an employee's departure, 75,000 options were exercised and 54,258 shares of common stock were issued as the result of a cashless exercise which were approved by Travelzoo’s Board of Directors. In 2021, 125,000 unvested options were forfeited upon employees’ departure, 150,000 options were exercised and 88,917 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. No option was exercised in 2022. In 2023, 50,000 options were exercised and 18,098 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. As of December 31, 2023, stock-based compensation related to these Option Agreements and applicable Option Agreement Amendments were fully expensed. In 2024, 75,000 options were exercised and 27,546 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. As of December 31, 2024, all options granted under these Option Agreements have been exercised or forfeited.
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
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expire in March 2025. In 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee's departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of cashless exercise or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. In 2023, 50,000 options were exercised and 16,619 shares of common stock were issued as the result of the cashless exercise which were approved by Travelzoo’s Board of Directors. In 2024, 25,000 options were exercised and 8,420 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. Stock-based compensation related to this grant was fully expensed in 2024 and all options granted under this Option Agreement have been exercised or forfeited as of December 31, 2024.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. Stock-based compensation related to this grant was fully expensed in 2024.
In March 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. Stock-based compensation related to this grant was fully expensed in 2023.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. Total stock-based compensation related to this option grant of $89,000 was recorded in sales and marketing expenses for 2023, with 25,000 shares were vesting. Total stock-based compensation related to this option grant of $119,000 was recorded in sales and marketing expenses for 2024, with 25,000 shares vesting.
In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2025. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors.
In March 2024, the Compensation Committee of the Board of Directors granted Holger Bartel 600,000 stock options that vest through December 31, 2025. On April 26, 2024, pursuant to an executed Option Agreement, the shareholders of the Company approved to grant Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25.0% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029.
The Company recorded $1.5 million of stock-based compensation in general and administrative expenses for each of the years ended December 31, 2024 and 2023.
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
The fair value of stock options granted in 2024 and 2023 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2024	2023
Weighted-average fair value of options granted per share	$4.06	$2.78
Historical volatility	64%	75%
Risk-free interest rate	4.84%	4.40%
Dividend yield	—	—
Expected life in years	3.1	3.6
As of December 31, 2024, there was approximately $824,000 of unrecognized stock-based compensation expense related to outstanding stock options, expected to be recognized over 0.8 years.

Option activities during the years ended December 31, 2022, 2023 and 2024 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2022	1,175,000	$6.40	3.38 years
Options Granted	200,000	4.96
Exercised options	(325,000)	3.49
Options forfeited and canceled	—	—
Outstanding at December 31, 2023	1,050,000	$7.02	3.11 years
Options Granted	600,000	$8.58
Exercised options	(462,500)	$6.74
Options forfeited and canceled	(8,333)	6.78
Outstanding at December 31, 2024	1,179,167	$7.99	3.33 years	$1,813
Exercisable and fully vested at December 31, 2024	733,333	$8.20	3.05 years	$978
Outstanding at December 31, 2024 and expected to vest thereafter	445,833	$7.66	3.84 years	$835
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2024. These amounts change based on the fair value of the Company’s stock. The Company’s policy is to issue shares from authorized shares to fulfill stock option exercises.
Outstanding options at December 31, 2024 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$4.96	125,000	3.18 years	$4.96	25,000	3.18 years
$6.78	41,667	2.42 years	$6.78	8,333	2.42 years
$8.14	400,000	2.17 years	$6.78	400,000	2.17 years
$8.58	600,000	4.24 years	$8.14	300,000	4.24 years
$9.44	12,500	1.00 year	$9.44	—	1.00 year

Note 10: Stock Repurchase Program
The Company's stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and with capital allocation. Management is allowed discretion in the execution of repurchase programs, based upon market conditions and consideration of capital allocation.
In June 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In 2022, the Company repurchased 306,375 shares of common stock for an aggregate purchase price of $1.6 million, which was recorded as part of treasury stock as of December 31, 2022. In 2023, the Company repurchased 693,625 shares of common stock for an aggregate purchase price of $4.9 million. The shares repurchased were retired and recorded as a reduction of additional paid-in capital. This stock repurchase program was completed in 2023.
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
On October 24, 2023, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. In 2023, the Company repurchased 600,000 shares of common stock for an aggregate purchase price of $5.0 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital. In 2024, the Company repurchased the remaining 400,000 shares of common stock for an aggregate purchase price of $3.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This stock repurchase program was completed in 2024.

On April 30, 2024, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,000,000 shares of common stock for an aggregate purchase price of $8.8 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This stock repurchase program was completed in 2024.

On October 23, 2024, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company repurchased 135,792 shares of common stock for an aggregate purchase price of $2.3 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of December 31, 2024, there were 911,529 shares remaining to be repurchased under this program.

Note 11: Segment Reporting and Significant Customer Information
During 2024, the Company had four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing activities in certain Asia Pacific territories, the Travelzoo META subscription service and MTE.
Our chief operating decision maker ("CODM") is our Global Chief Executive Officer. The CODM primarily use operating income (loss) to evaluate each segment's performance allocate resources and make capital investments. We allocate certain software and license costs, such as IT and customer support, across all segments but do not allocate expenses such as legal-related costs or income taxes. Financial information is utilized along with forecasts to enable decision maker to manage our business across all operating segments.
For the year ended December 31, 2024, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack's Flight Club comprised 5% of revenues.

The following is a summary of operating results by business segment (in thousands):

Year Ended December 31, 2024	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$54,968	$24,113	$4,714	$107	$83,902
Intersegment revenues	124	(42)	(82)	—	—
Total net revenues	55,092	24,071	4,632	107	83,902
Sales and marketing (1)	19,748	12,561	1,881	280	34,470
Other costs and expenses (2)	19,461	8,429	2,707	337	30,934
Operating income (loss)	$15,883	$3,081	$44	$(510)	$18,498
Other income, net					$588
Income from continuing operations before income taxes					$19,086
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $1.5 million and $0, respectively.

Year Ended December 31, 2023	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$54,837	$25,291	$4,145	$204	$84,477
Intersegment revenues	1,243	(1,270)	27	—	—
Total net revenues	$56,080	$24,021	$4,172	$204	$84,477
Sales and marketing (1)	22,029	13,636	1,788	321	37,774
Other costs and expenses (2)	18,797	9,068	2,406	859	31,130
Operating income (loss)	$15,254	$1,317	$(23)	$(976)	15,572
Other income, net					$1,541
Income from continuing operations before income taxes					$17,113

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative include stock based compensation of 1.2 million and $194,000, respectively.

A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
As of December 31, 2024, the Company had one customer that accounted for more than 10% of revenues at $8.8 million across Travelzoo North America and Travelzoo Europe. For the years ended December 31, 2023, the Company did not have any customers that accounted for 10% or more of revenue. As of December 31, 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.

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

	Year Ended December 31,
	2024	2023
Advertising	$78,396	$80,128
Membership Fees	5,399	4,145
Other	107	204
Total revenues	$83,902	$84,477
The following table sets forth revenues for individual countries that comprised 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2024	2023
Revenue
United States	$49,473	$50,891
United Kingdom	20,607	19,486
Rest of the world	13,822	14,100
Total revenues	$83,902	$84,477
Note 12: Related Party Transactions
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2024, holds approximately 37.5% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and separately holds less than 1% of the Company's outstanding shares as of December 31, 2024.
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
On September 5, 2024, the Company entered into a Stock Repurchase Agreement (the “Second SRA”) with Holger Bartel, the Company's Global Chief Executive Officer, to repurchase an aggregate of 200,000 shares of the Company’s common stock at a price of $11.44 per share. The Compensation Committee of the Board of Directors negotiated the purchase price with Holger Bartel after receiving advice from an independent financial adviser. The aggregate purchase price of $2.4 million was paid in 2024, following the execution of the Second SRA.
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the "Consulting Agreement"). The Consulting Agreement was amended and renewed, effective January 1, 2025. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr.

Bartel provides strategic advisory for Travelzoo META, advisory on talent search, performance management consulting, strategic advisory to IT and brand strategy and public relations support. In 2024, the fee payable to Mr. Bartel pursuant to the Consulting Agreement was $164,000, included within General and Administrative expenses. In 2023, the fee payable to Mr. Bartel was less than $120,000.
Profits from Sale and Purchase of Travelzoo Common Stock within Six Month Period
On May 23, 2023, Travelzoo was named as a nominal defendant in a complaint for recovery of short swing profits filed in the Southern District of New York under Section 16(b) of the Securities Exchange Act, by Dennis J. Donoghue and Mark Rubenstein, against Ralph Bartel, the Ralph Bartel 2005 Trust and Azzurro Capital Inc. This case is ongoing but as Travelzoo is a nominal defendant, it did not accrue any expense as of December 31, 2024.

Note 13: Non-Controlling Interest

The Company’s consolidated financial statements include Jack's Flight Club, which the Company has operating control over but owns a 60% equity interest in.

Non-controlling interest for the years ended December 31, 2024 and 2023 was as follows (in thousands):

Non-controlling interest—January 1, 2023	$4,595
Net Income attributable to non-controlling interest	102
Non-controlling interest—December 31, 2023	$4,697
Net Income attributable to non-controlling interest	118
Non-controlling interest—December 31, 2024	$4,815

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
The following table summarizes the components of lease expense for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,133	$2,349
Short-term lease cost	544	149
Variable lease cost	496	580
Sublease income	—	(271)
Total lease cost	$3,173	$2,807
Cash payments against the operating lease liabilities totaled $3.4 million for each of the years ended December 31, 2024. ROU assets obtained in exchange for lease obligations was $1.3 million and $602,000 for the year ended December 31, 2024 and 2023, respectively.

The following table summarizes the presentation in our consolidated balance sheets of our operating leases (in thousands):

	Year Ended December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$5,655	$6,015

Liabilities:
Operating lease liabilities	$2,472	$2,530
Long-term operating lease liabilities	5,646	6,717
Total operating lease liabilities	$8,118	$9,247

Weighted average remaining lease term (years)	4.43	5.26
Weighted average discount rate	4.8%	4.3%

Maturities of remaining lease liabilities at December 31, 2024 were as follows (in thousands):

Years ending December 31,
2025	$2,987
2026	1,800
2027	1,458
2028	1,458
Thereafter	1,674
Total lease payments	9,377
Less interest	(1,259)
Present value of operating lease liabilities	$8,118

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
At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (CEO), Financial Controller, North America and General Counsel and Head of Global Functions, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with US GAAP. Our management have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
Remediated Material Weakness
We previously identified a material weakness in our internal control over financial reporting related to having sufficient resources for the accounting for certain non-routine, non-recurring, unusual or complex transactions within our financial statement closing and reporting process. Specifically, the Company did not have internal financial staff with sufficient specific expertise to ensure complete and timely financial reporting and disclosures related to technical and complex accounting transactions.
We implemented our remediation plan for the material weakness in internal control over financial reporting described above. Specifically, we realigned certain of our personnel (including appointing a new Chief Accounting Officer and recruiting for additional headcount in Finance), improved reporting processes, and designed and implemented new controls in preparation for the next non-routine, non-recurring, unusual or complex transaction. We will engage sufficient outside subject matter experts and specialists to ensure the complete and timely accounting and financial reporting for certain non-routine, unusual or complex transactions and technical matters, where appropriate. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We consider the material weakness remediated as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are a smaller reporting company and are not subject to auditor attestation requirements under applicable SEC rules.

/s/ HOLGER BARTEL
Holger Bartel
Global Chief Executive Officer
/s/ JEFF HOFFMAN
Jeff Hoffman
Financial Controller, North America

March 19, 2025

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2024 and is incorporated herein by reference.
The Company has adopted a Code of Ethics applicable to all officers, directors and employees. The Code of Ethics is available under the “Code of Ethics” link under the “Governance” dropdown menu on our Investor Relations website (ir.travelzoo.com). In the event that we amend or waive any of the provisions of the Code of Ethics that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose such amendment or waiver at the same location on our website.
The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of the Company’s securities by directors, officers, and employees and is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
(3) Exhibits:
See attached Exhibit Index

EXHIBIT INDEX
Exhibit Number		Description
3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002).

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Travelzoo (Incorporated by reference to our Schedule 14A (File No. 000-50171), filed April 1, 2019)

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.4 on Form 8-K (File No. 000-50171), filed April 5, 2022).

4.1*	—	Description of the Company’s Common and Preferred Stock (Incorporated by reference to Exhibit 4.1 on Form 10-K (File No. 000-50171), filed March 31, 2021)

4.2		Registration Statement on Form S-8 (File No. 333-279727), filed May 24, 2024

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

19.1	—	Travelzoo Insider Trading Policy, dated September 29, 2023

21.1‡	—	Subsidiaries of Travelzoo

23.1‡	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1‡	—	Power of Attorney (included on signature page)

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97†	—	Travelzoo Clawback Policy, dated October 10, 2022

101.INS‡	—	XBRL Instance Document

101.SCH‡	—	XBRL Taxonomy Extension Schema Document

101.CAL‡	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	—	XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELZOO

By:	/s/ JEFF HOFFMAN
Jeff Hoffman
Financial Controller, North America
Date: March 19, 2025
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeff Hoffman as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ CHRISTINA SINDONI CIOCCA	Chair of the Board of Directors	March 19, 2025
Christina Sindoni Ciocca

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 19, 2025
Holger Bartel

/s/ JEFF HOFFMAN	Financial Controller, North America	March 19, 2025
Jeff Hoffman

/s/ VOLODYMYR CHEREVKO	Director	March 19, 2025
Volodymyr Cherevko

/s/ MICHAEL KARG	Director	March 19, 2025
Michael Karg

/s/ CARRIE LIQUN LIU	Director	March 19, 2025
Carrie Liqun Liu