Form 10-Q
period 2025-03-31
TRAVELZOO
filed 2025-05-13
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of May 12, 2025 was 11,095,078.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$11,474	$17,064
Accounts receivable, less allowance for doubtful accounts of $1,754 and $1,612 as of March 31, 2025 and December 31, 2024, respectively	12,387	12,825
Prepaid income taxes	799	736
Prepaid expenses and other	1,665	1,148
Total current assets	26,325	31,773
Deposits and other	279	374
Deferred tax assets	3,426	3,380
Restricted cash	753	675
Operating lease right-of-use assets	5,605	5,655
Property and equipment, net	399	423
Intangible assets, net	1,471	1,498
Goodwill	10,944	10,944
Total assets	$49,202	$54,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,054	$6,162
Merchant payables	14,833	16,294
Accrued expenses and other	4,464	3,404
Deferred revenue	7,838	6,545
Income tax payable	709	1,619
Operating lease liabilities	2,690	2,472
Total current liabilities	36,588	36,496
Long-term tax liabilities	8,508	7,851
Long-term operating lease liabilities	5,251	5,646
Other long-term liabilities	—	376
Total liabilities	50,347	50,369
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share ( 5,000 shares authorized; none issued) Common stock, $0.01 par value (20,000 shares authorized; 11,245 shares issued and outstanding as of March 31, 2025, 11,836 shares issued and outstanding as of December 31, 2024)	112	118
Additional paid in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings	8,819	14,284
Accumulated other comprehensive loss	(5,447)	(5,327)
Total Travelzoo stockholders’ equity (deficit)	(6,053)	(462)
Non-controlling interest	4,908	4,815
Total stockholders’ equity (deficit)	(1,145)	4,353
Total liabilities and stockholders’ equity (deficit)	$49,202	$54,722

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$23,140	$21,985
Cost of revenues	4,172	2,640
Gross profit	18,968	19,345
Operating expenses:
Sales and marketing	10,225	8,598
Product development	634	566
General and administrative	4,305	4,590
Total operating expenses	15,164	13,754
Operating income	3,804	5,591
Other income, net	629	139
Income from operations before income taxes	4,433	5,730
Income tax expense	1,173	1,505
Net income	3,260	4,225
Net income (loss) attributable to non-controlling interest	93	(11)
Net income attributable to Travelzoo	$3,167	$4,236

Net income per share —basic	$0.27	$0.31

Net Income per share—diluted	$0.26	$0.31

Shares used in per share calculation from operations—basic	11,670	13,489

Shares used in per share calculation from operations—diluted	12,249	13,625

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$3,260	$4,225
Other comprehensive income (loss):
Foreign currency translation adjustment	(120)	(254)
Total comprehensive income	$3,140	$3,971

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,260	$4,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	383
Stock-based compensation	369	95
Deferred income tax	4	(15)
Net foreign currency effect	(106)	3
Recoveries of (loss on) accounts receivable and refund reserves	206	(33)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	434	(235)
Prepaid income taxes	(63)	63
Prepaid expenses and other	(418)	582
Accounts payable	(144)	1,008
Merchant payables	(1,651)	(2,678)
Accrued expenses and other	867	(239)
Deferred revenue	1,241	1,211
Income tax payable	(949)	54
Other liabilities, net	158	197
Net cash provided by operating activities	3,284	4,621
Cash flows from investing activities:
Purchases of property and equipment	(21)	(35)
Net cash used in investing activities	(21)	(35)
Cash flows from financing activities:
Repurchase of common stock	(8,918)	(3,872)
Net cash used in financing activities	(8,918)	(3,872)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	142	(238)
Net decrease in cash, cash equivalents and restricted cash	(5,513)	476
Cash, cash equivalents and restricted cash at beginning of period	17,740	16,389
Cash, cash equivalents and restricted cash at end of period	$12,227	$16,865
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$1,541	$548
Right-of-use assets obtained in exchange for lease obligations—operating leases	$321	$235
Cash paid for amounts included in the measurement of lease liabilities	$861	$857
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$89	$36

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2024	11,836	118	—	—	(9,537)	14,284	(5,327)	(462)	4,815	4,353
Stock-based compensation expense	—	—	—	369	—	—	—	369	—	369
Repurchase of common stock (1)	—	—	(9,007)	—	—	—	—	(9,007)	—	(9,007)
Retirement of treasury stock	(591)	(6)	9,007	(369)	—	(8,632)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(120)	(120)	—	(120)
Net income	—	—	—	—	—	3,167	—	3,167	93	3,260
Balances, March 31, 2025	11,245	$112	$—	$—	$(9,537)	$8,819	$(5,447)	$(6,053)	$4,908	$(1,145)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	13,575	136	—	439	(9,537)	19,508	(4,607)	4,186	4,697	8,883
Stock-based compensation expense	—	—		95	—	—	—	95	—	95
Repurchase of common stock	—	—	(3,908)	—	—		—	(3,908)	—	(3,908)
Retirement of treasury stock	(400)	(4)	3,908	(285)	—	(3,619)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	27	—	—	(249)	—	—	—	(249)	—	(249)
Foreign currency translation adjustment	—	—		—	—	—	(254)	(254)	—	(254)
Net income	—	—		—	—	4,236	—	4,236	(11)	4,225
Balances, March 31, 2024	13,202	132	—	—	(9,537)	20,125	(4,861)	4,106	4,686	8,792

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. It operates Travelzoo®, the club for travel enthusiasts, and Jack’s Flight Club®, a subscription service that provides information about exceptional airfares. Travelzoo reaches 30 million travelers.
Through its websites, e-mail newsletters, iOS and Android apps, and social media channels, Travelzoo provides members information and access to exclusive discounted travel, entertainment, and local offers and experiences. Offers are researched, negotiated, and personally selected by Travelzoo’s deal experts around the globe. Offers are sourced from more than 5,000 top travel and entertainment partners.
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
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc ("Azzurro"). Azzurro is the Company’s largest shareholder, and as of March 31, 2025, holds approximately 38.2% of the Company's outstanding shares.
Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Form 10-K filed with the SEC on March 19, 2025.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the U.S. Significant estimates included in the consolidated financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and applies to our FY25 year-end reporting. We are currently evaluating the impact of this standard and will include the required income tax disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
(c) Significant Accounting Policies
Below is a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Advertising Revenues and Commissions
Advertising revenues are generated from the publishing of travel and entertainment offers on the Travelzoo website, in Top 20 email newsletters, in Standalone email newsletters and through the Travelzoo Network. The Company also generates transaction-based commission revenues from the sale of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform and limited offerings of vacation packages.
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
For Local Deals and Getaways prepaid voucher sales, the Company typically earns a fee for acting as an agent on the sale, while vouchers can subsequently be redeemed for goods or services with third-party merchants. Commission revenues are, accordingly, presented net of amounts due to third-party merchants for fulfilling the underlying goods and services, and net of estimated future refunds to consumers, as the terms of the vouchers permit. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
In certain scenarios, the Company will pre-purchase vouchers or hotel inventory (in the form of credit amounts,vouchers or gift cards) in bulk from clients and partners (e.g. hotel or spa partners). In those scenarios, the Company is not acting as the agent, but rather as the principal. The pre-purchased vouchers are recorded as inventory, within prepaid expenses and other on the condensed consolidated balance sheet, until sold to and purchased by Travelzoo members, at which point, the amount for which the vouchers were sold to Travelzoo members is recognized fully as revenue and the amount for which the vouchers were purchased from the hotel or spa partners is recognized as cost of revenues.
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
Membership Fee Revenues
Membership fee revenues are generated from subscription fees paid by Travelzoo and Jack's Flight Club. We recognize subscription revenues ratably over the subscription periods.
Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023.
Other Revenues
Other revenues include licensing fees and fees generated from the existing retail business acquired by the Company when it acquired MTE.
Deferred Revenues
Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2024, $2 million was recorded as deferred revenue for Jack's Flight Club, of which $1.0 million was recognized in the three months ended March 31, 2025, and $4.5 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $2.1 million was recognized as revenue in the three months ended March 31, 2025. At March 31, 2025, deferred revenue was $7.8 million, of which $2.6 million was for Jack's Flight Club, and $5.2 million was for Travelzoo North America and Travelzoo Europe.
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
As of March 31, 2025, the Company had approximately $3.7 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $214,000 for these unredeemed vouchers as of March 31, 2025, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2024, the Company had approximately $4.1 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $144,000 for these unredeemed vouchers as of December 31, 2024, as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet.

If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $14.8 million as of March 31, 2025 is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2024 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the three months ended March 31, 2025.
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
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and offer goods or services on compelling terms to our members. The Company’s business is also subject to risks associated with the travel industry generally, including the changing economic and political situation of countries around the world (e.g., decreases in discretionary spending due to recession or increased prices due to tariffs, changes in international trade policies and immigration and decreases in demand for travel generally and for certain destinations specifically).
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of March 31, 2025 and December 31, 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of March 31, 2025, the Company had merchant payables of $14.8 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $10.3 million at March 31, 2025. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of March 31, 2025, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of March 31, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$11,474	$17,064
Restricted cash	753	676
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$12,227	$17,740
The Company’s restricted cash was included in noncurrent assets as of March 31, 2025 and December 31, 2024.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to Travelzoo from operations	$3,167	$4,236
Denominator:
Weighted average common shares—basic	11,670	13,489
Effect of dilutive securities: stock options	579	136
Weighted average common shares—diluted	12,249	13,625

Net income per share —basic	$0.27	$0.31

Net income per share—diluted	$0.26	$0.31
For the three months ended March 31, 2025 and 2024, options to purchase 0 and 50,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro
In connection with the acquisition of Metaverse Travel Experiences (“MTE”), formerly a wholly-owned subsidiary of Azzurro, the Company completed a private placement of newly issued shares with Azzurro. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder at the time of the MTE acquisition and, as of December 31, 2022, Azzurro and Ralph Bartel, in his individual capacity, owned approximately 50.3% of the Company’s outstanding shares. On December 28, 2022, the stockholders of Travelzoo approved the issuance and sale of 3.4 million shares of common stock (the “Shares”) of Travelzoo to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of the Shares of $15.2 million. The consideration for the Shares consisted of the following: (a) $1.0 million in cash paid on the Closing Date; (b) $4.8 million paid in the form of a promissory note, carrying a 12% interest rate per annum, issued on the Closing Date and payable by June 30, 2023; and (c) the transfer to the Company of all outstanding capital stock of MTE, which was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date. In October 2023, the Company and Azzurro agreed to a payment plan for payment of the promissory note in five installments, ending in February 2024, with interest on the outstanding principal accruing at 16% per annum beginning on July 1, 2023. During the year ended December 31, 2023, Azzurro paid $3.0 million of principal. The remaining principal amount of $1.8 million together with interest of $19,000, was paid off in October 2024. Azzurro paid interest of $0 and $70,000 in the three months ended March 31, 2025 and 2024, respectively.
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
The Company performed an annual impairment test as of October 31, 2024 and did not identify any indicators of impairment for the year ended December 31, 2024.
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended March 31, 2025 and 2024 (in thousands):

	Jack’s Flight Club	Secret Escape Spain
Intangible assets—December 31, 2023	1,710	186
Amortization of intangible assets with definite lives	(75)	(48)
Intangible assets—March 31, 2024	1,635	138
Amortization of intangible assets with definite lives	(59)	(28)
Intangible assets—June 30, 2024	1,576	110
Amortization of intangible assets with definite lives	(58)	(37)
Intangible assets—September 30, 2024	1,518	73
Amortization of intangible assets with definite lives	(58)	(35)
Intangible assets—December 31, 2024	1,460	38
Amortization of intangible assets with definite lives	(3)	(24)
Intangible assets—March 31, 2025	$1,457	$14
Amortization expense for acquired intangibles was $26,000 and $318,000 for the three months ended March 31, 2025 and 2024, respectively.

Expected future amortization expense of acquired intangible assets as of March 31, 2025 is as follows (in thousands):

Years ending December 31,
2025	21
$21
The Company performed its annual impairment testing of Trade name as of October 31, 2024 using a relief from royalty method. No impairment was identified in 2024. As of March 31, 2025, the carrying value of the Trade name was $1.5 million. The Company did not identify any indicators of impairment during the three months ended March 31, 2025.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of March 31, 2025 and December 31, 2024. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
Rent expense was $687,000 and $670,000 for the three months ended March 31, 2025 and 2024, respectively. See Note 10–Leases for more information.
The Company has purchase commitments aggregating approximately $1.1 million as of March 31, 2025, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the U.K.
The Company’s effective tax rate from operations was 26% and 26% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 changed from the three months ended March 31, 2024 primarily due to a higher interest expense related to unrecognized tax positions in the three months ended March 31, 2025.
As of March 31, 2025, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $878,000.
The Company maintains liabilities for uncertain tax positions. As of March 31, 2025, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s effective income tax rate if realized.
The Company’s policy is to include interest and penalties related to unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2025 and December 31, 2024, the Company had approximately $1.2 million and $1.1 million in accrued interest, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2020 and forward and is subject to California tax examinations for years after 2019.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$(5,327)	$(4,607)
Other comprehensive loss due to foreign currency translation, net of tax	(120)	(254)
Ending balance	$(5,447)	$(4,861)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024. Accumulated other comprehensive loss consists of foreign currency translation gain or loss.
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
On January 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. As of March 31, 2025, 12,500 options were vested and outstanding. Total stock-based compensation related to this option grant of $0 and $36,000 was recorded in general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation related to this grant was fully expensed in 2024.
On March 3, 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. As of March 31, 2025, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
On June 1, 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both a time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. Total stock-based compensation related to this option grant of $30,000 and $0 was recorded in sales and marketing expenses for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, 41,667 options were outstanding and 25,000 of these options were vested. As of March 31, 2025, there was approximately $60,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.5 years.

On March 8, 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. As of March 31, 2025, 125,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 was recorded in general and administrative expenses for each the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $243,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.8 years.
On March 28, 2024, pursuant to an executed Option Agreement, the Company granted its Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. This grant was approved at the 2024 Annual Meeting of the shareholders. As of March 31, 2025, 600,000 options were outstanding and 300,000 of these options were vested. Total stock-based compensation related to this option grant of $305,000 and $0 was recorded in general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $914,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.8 years.
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
On October 23, 2024, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the year ended December 31, 2024, the Company repurchased 88,471 shares of common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. For the three months ended March 31, 2025, the Company repurchased 590,839 shares of common stock for an aggregate purchase price of $8.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of March 31, 2025, there were 320,690 shares remaining to be repurchased under this program.

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
Our chief operating decision maker ("CODM") is our Global Chief Executive Officer. The CODM primarily uses operating income (loss) to evaluate each segment's performance, allocate resources and make capital investments. We allocate certain software and license costs, such as IT and customer support, across all segments but do not allocate expenses such as legal-related costs or income taxes. Financial information is utilized along with forecasts to enable the CODM to manage our business across all operating segments.
For the three months ended March 31, 2025, Travelzoo North America operations comprised 65% of revenues, Travelzoo Europe operations comprised 29% of revenues and Jack's Flight Club comprised 6% of revenues.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2025	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,830	$6,970	$1,323	$17	$23,140
Intersegment revenues	298	(258)	(40)	—	—
Total net revenues	15,128	6,712	1,283	17	23,140
Sales and marketing (1)	5,700	3,902	623	—	10,225
Other costs and expenses (2)	5,834	2,582	648	47	9,111
Operating profit (loss)	$3,594	$228	$12	$(30)	$3,804
Other income, net					$629
Income from continuing operations before income taxes					$4,433

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $339,000 and $0, respectively.

Three Months Ended March 31, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,273	$6,580	$1,100	$32	$21,985
Intersegment revenues	(45)	82	(37)	—	—
Total net revenues	14,228	6,662	1,063	32	21,985
Sales and marketing	5,107	3,061	405	—	8,573
Other costs and expenses	4,683	2,219	757	162	7,821
Operating profit (loss)	$4,438	$1,382	$(99)	$(130)	$5,591
Other income, net					$139
Income from continuing operations before income taxes					$5,730
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $95,000 and $0, respectively.

A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
For the three months ended March 31, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of revenue. As of March 31, 2025 and December 31, 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category: Advertising, Membership Fees, and Other. Advertising includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform, vacation packages, Local Deals vouchers and entertainment offers (vouchers and direct bookings). Membership Fees includes subscription fees paid by Travelzoo and Jack's Flight Club members. Other includes licensing fees from license agreements and the existing retail business acquired by the Company in the MTE transaction.

	Three Months Ended
	March 31,
	2025	2024
Advertising	$20,680	$20,850
Membership Fees	2,443	1,104
Other	17	31
Total revenues	$23,140	$21,985

The following table sets forth revenues for individual countries that comprised 10% or more of total revenue (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue
United States	$13,576	$12,771
United Kingdom	5,643	5,514
Rest of the world	3,921	3,700
Total revenues	$23,140	$21,985

Note 10: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to seven years. Certain leases include one or more options to renew. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$552	$532
Short-term lease cost	140	137
Variable lease cost	114	120
Total lease cost	$806	$789

Cash payments against the operating lease liabilities totaled $861,000 and $857,000 for the three months ended March 31, 2025 and 2024. ROU assets obtained in exchange for lease obligations was $321,000 and $235,000 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$5,605	$5,655

Liabilities:
Operating lease liabilities	$2,690	$2,472
Long-term operating lease liabilities	5,251	5,646
Total operating lease liabilities	$7,941	$8,118

Weighted average remaining lease term (years)	4.08	4.43
Weighted average discount rate	5.0%	4.8%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2025 (excluding the three months ended March 31, 2025)	$2,246
2026	1,812
2027	1,459
2028	1,459
2029	1,449
Thereafter	225
Total lease payments	8,650
Less interest	(709)
Present value of operating lease liabilities	$7,941
Note 11: Non-Controlling Interest
The Company’s consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

Non-controlling interest—December 31, 2023	4,697
Net income attributable to non-controlling interest	(11)
Non-controlling interest—March 31, 2024	4,686
Net income attributable to non-controlling interest	(7)
Non-controlling interest—June 30, 2024	4,679
Net income attributable to non-controlling interest	72
Non-controlling interest—September 30, 2024	4,751
Net income attributable to non-controlling interest	64
Non-controlling interest—December 31, 2024	4,815
Net income attributable to non-controlling interest	93
Non-controlling interest—March 31, 2025	$4,908

Note 12: Related Party Transactions
Stock Purchase Agreement between Travelzoo and Azzurro
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc., and also completed a private placement of newly issued shares. As of March 31, 2025, Azzurro Capital Inc. and Ralph Bartel owned approximately 38.2% of the Company’s outstanding shares. See Note 3: Acquisitions in the condensed consolidated financial statements for further information.
Sale and Purchase of Travelzoo Common Stock within Six Month Period
On May 23, 2023, Travelzoo was named as a nominal defendant in a complaint for recovery of short swing profits filed in the Southern District of New York under Section 16(b) of the Securities Exchange Act, by Dennis J. Donoghue and Mark Rubenstein, against Ralph Bartel, the Ralph Bartel 2005 Trust and Azzurro Capital Inc. The Southern District of New York found in favor of the defendant and although the plaintiff appealed, the Second Circuit reaffirmed the District Court’s ruling on March 28, 2025, resulting in dismissal of the action.
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the "Consulting Agreement"). The Consulting Agreement was amended and renewed, effective January 1, 2025. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, advisory on talent search, performance management consulting, strategic advisory to IT and brand strategy and public relations support. For the three months ended March 31, 2025, the fee payable to Mr. Bartel pursuant to the Consulting Agreement was $78,000, included within General and Administrative expenses.

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
Overview
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. It operates Travelzoo®, the club for travel enthusiasts, and Jack’s Flight Club®, a subscription service that provides information about exceptional airfares. Travelzoo reaches 30 million travelers.
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
We also license Travelzoo products, services and intellectual property to licenses in Australia, Japan, New Zealand, Singapore, and South Korea. In each case, the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company recognized $17,000 in royalties in each of the three months ended March 31, 2025 and 2024. Under the licensing agreements, Travelzoo's existing member list in the applicable territories continues to be owned by the Company.
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
APAC Licensing
Travelzoo currently has license agreements covering Australia, Japan, New Zealand, Singapore, and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use Travelzoo products, services and intellectual property in each jurisdiction in exchange for quarterly royalty payments based upon net revenue over a five-year term, with an option to renew. The Company recognized royalties of $10,000 from the licensee for each of the three months ended March 31, 2025 and 2024, respectively.
The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a five-year term, with an option to renew. The Company recognized royalties of $7,000 from the licensee for each of the three months ended March 31, 2025 and 2024, respectively.
Reportable Segments
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. The Company currently has four reportable operating segments: Travelzoo North America,

Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, Travelzoo META, and MTE. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 9–Segment Reporting and Significant Customer Information to the accompanying condensed consolidated financial statements included in this report.
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
As of March 31, 2025 and December 31, 2024, the Company had approximately $3.7 million and $4.1 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $214,000 and $139,000 as of March 31, 2025 and December 31, 2024, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the consolidated statements of operations, and accrued expense and other on the consolidated balance sheet.
Merchant payables of $14.8 million as of March 31, 2025 related to unredeemed vouchers is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
In certain scenarios, the Company will pre-purchase vouchers or hotel inventory (in the form of credit amounts,vouchers or gift cards) in bulk from clients and partners (e.g. hotel or spa partners). In those scenarios, the Company is not acting as the agent, but rather as the principal. The pre-purchased vouchers are recorded as inventory, within prepaid expenses and other on the condensed consolidated balance sheet until sold to and purchased by Travelzoo members, at which point, the amount for which the vouchers were sold to Travelzoo members is recognized fully as revenue and the amount for which the vouchers were purchased from the hotel or spa partners is recognized as cost of revenues.
The "Membership Fees" category consists of subscription fees paid by Travelzoo and Jack's Flight Club members. Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.

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
Factors relating to advertisers include our ability to sell more advertising to existing and new advertisers, our ability to enhance our audience reach, engagement and advertising rates (particularly as we transition to a paid membership model) and spending controls by travel intermediaries to focus on improving profitability. As we build out our offering of Club Offers (offers available only to Club Members, or members who have paid the membership fee), we must balance maintaining the advertising business while working with our advertisers to also provide us these offers exclusively for paying members.
Factors relating to competitors include the willingness of certain competitors to grow their business unprofitably and willingness to utilize new technologies such as artificial intelligence (“AI”) to provide lower quality content at greater volumes. Factors relating to the travel industry include geopolitical tensions affecting consumer travel to certain regions, the imposition or threat of tariffs, immigration issues, and risk of future unforeseeable macro events that impact travel, while factors relating to the online advertising business include shifts in consumer use of different digital media formats such as from desktop to mobile, from mobile web to mobile app, and from email to push notifications and SMS text messaging.
Internal factors include risks relating to our ability to continue to service members without interruption, our ability to develop and launch new products that members will utilize and advertisers will adopt (such as Club Offers), and hiring and relying on key employees for the continued maintenance and growth of our business.
External factors include the introduction of new methods of advertising, the relative condition of the economy (including risks of recession), cybersecurity risks due to increased dependence on digital technologies, and climate change and related legislation, to the extent such legislation impacts the businesses of our advertisers such as airlines and cruise ship operators, which have come under increasing scrutiny for their carbon footprints.
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
Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search and social media companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024, we have been adjusting our member acquisition strategies to ensure that we pursue a strategy of efficient growth. While we initially reduced our expenditures on acquiring members as we tested new strategies for efficacy, we have now increased and plan to further increase these expenditures to grow our paid membership and engagement with our products. We do not know if we will be able to continue efficiently growing through member acquisition. We continue to see a shift in users accessing our services through mobile devices and social media and, therefore, anticipate continuing to address this growing channel through additional investments in mobile app development and mobile friendly acquisition channels.
We believe that an important factor for our advertising rates is the reach of our publications, however, we also believe, particularly as we transition to paid membership, that there are other more important factors, such as the engagement of our membership base with our content. We do not know if we will be able to increase engagement, however, early signs indicate that on average paying members are more engaged than members who have not paid a fee. We do not know if by increasing engagement, we will also be able to increase other key metrics of importance to our advertisers. As we make this transition, we may need to decrease our rates based on competitive market conditions and the performance of our audience. However, as we increase member acquisition, we expect that a greater proportion of our revenue will be driven by membership revenue, as opposed to advertising revenue.
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may change in relation to volume and terms with third-party partners of the Travelzoo network, the incurrence of merchant processing fees from the sale of vouchers for Local Deals and Getaways and payment of membership fees, changes in refund request trends, pre-purchasing of voucher inventory and provisioning of customer service. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and may have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Changes in the average cost per acquisition of new members impacts our advertising expenses and sales and marketing expenses as a percentage of revenue, and are not readily predictable. With the introduction of membership fees in 2024, we expect the cost of acquiring new paying members to increase significantly, as compared with the cost of acquiring non-paying members prior to 2024. We have found efficiencies in member acquisition gained through careful testing and optimizing throughout 2024 and we hope that we will be able to continue to scale. However, in the future, there may be a significant number of members that cancel or we may cancel their memberships for various reasons, which may prompt us to spend more on member acquisition in order to replace lost members.
In addition to the type of membership offered, we believe the average cost per acquisition depends mainly on the advertising rates we pay for media buys, the quality of the members we acquire (based on both clicks and purchases through Travelzoo), our ability to manage our member acquisition efforts successfully, the regions we target to acquire new members and the relative costs for that region, and the degree of competition in our industry. All else equal, increased competition may require us to increase advertising for our brand and advertisers’ deals.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2025	2024
Revenues	100.0%	100.0%
Cost of revenues	18.0	12.0
Gross profit	82.0	88.0
Operating expenses:
Sales and marketing	44.2	39.1
Product development	2.7	2.6
General and administrative	18.6	20.9
Total operating expenses	65.5	62.6
Operating income	16.5	25.4
Other income, net	2.7	0.6
Income from continuing operations before income taxes	19.2	26.0
Income tax expense	5.1	6.8
Net income	14.1	19.2
Net income attributable to non-controlling interest	0.4	(0.1)
Net income attributable to Travelzoo	13.7%	19.3%
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

	Three Months Ended
	March 31,
	2025	2024
Advertising	$20,680	$20,850
Membership Fees	2,443	1,104
Other	17	31
Total revenues	$23,140	$21,985
Advertising
Advertising revenue decreased by $170,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024. This decrease was primarily driven by $603,000 decrease in revenues from Travelzoo website (CPC) and $277,000 decrease in revenues from our hotel platform. These decreases were partially offset by a $729,000 increase in Standalone email newsletter revenue.
Membership Fees

Revenues from Membership fees increased $1.3 million for the three months ended March 31, 2025 from the three months ended March 31, 2024 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Other
Revenues from Other decreased $14,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to the decrease revenue from the retail and fashion business.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software and license expenses, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, costs recognized upon the sale of pre-purchased vouchers and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $4.1 million and $2.6 million, respectively, for the three months ended March 31, 2025 and 2024.
Cost of revenues increased $1.5 million for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $10.2 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2025 and 2024, advertising expenses accounted for 15% and 10%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $1.6 million for the three months ended March 31, 2025 from the three months ended March 31, 2024. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $634,000 and $566,000 for the three months ended March 31, 2025 and 2024, respectively.
Product development expenses increased $68,000 for the first months ended March 31, 2025 from the first months ended March 31, 2024 primarily due to the increase in salary and related expenses.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.3 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively.
General and administrative expenses decreased $285,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to $244,000 increase in stock compensation expense and $117,000 increase in bad debt expense, offset by a $224,000 decrease in legal expense and a $286,000 decrease in professional service expense.
Other Income, net

Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for COVID-related pandemic relief, interest income and interest expense. Other income, net was $629,000 and $139,000, respectively, for the three months ended March 31, 2025 and 2024.
Other income, net increased $490,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to a $210,000 release of JFC VAT liabilities after a four-years statute of limitations and a $179,000 German federal government funding for COVID-19 pandemic relief the Company received and the foreign exchange transactions gains.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $1.2 million and $1.5 million, respectively, for the three months ended March 31, 2025 and 2024. Our effective tax rate from continuing operations was 26% and 26%, respectively, for the three months ended March 31, 2025 and 2024. The Company’s effective tax rate for the three months ended March 31, 2025 changed from the three months ended March 31, 2024 primarily due to a higher interest expense related to unrecognized tax positions in the three months ended March 31, 2025.
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
Travelzoo North America

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues	$15,128	$14,228
Operating profit	$3,594	$4,438
Operating profit as a % of revenue	23.8%	31.2%
North America revenues increased by $900,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024. This increase was primarily due to the increase in paid membership fees. North America expenses increased by $1.7 million for the three months ended March 31, 2025 from the three months ended March 31, 2024. The increase was primarily due to a $948,000 increase in pre-purchased vouchers and a $763,000 increase in member acquisition costs.
Travelzoo Europe

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues	$6,712	$6,662
Operating profit	$228	$1,382
Operating profit as a % of revenue	3.4%	20.7%

Europe revenues increased by $50,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024. The increase was primarily due to $100,000 positive impact from foreign currency movements relative to the U.S. dollar, offset partially by $65,000 decrease in revenues. The decrease in revenue of $65,000 was primarily due to the decrease in sale of Getaway Vouchers. Europe expenses increased by $1.2 million for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to $496,000 in salary and related expenses, a $401,000 increase in pre-purchased vouchers and a $225,000 increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $11,000 and $63,000 for the three months ended March 31, 2025 and 2024 respectively.

Jack’s Flight Club

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues	$1,283	$1,063
Operating loss	$(48)	$(99)
Operating profit loss as a % of revenue	(3.7)%	(9.3)%

Jack’s Flight Club revenues increased by $220,000 for the first months ended March 31, 2025 from the first months ended March 31, 2024 due to the increase of subscription fees paid by the members. Jack’s Flight Club expenses increased by $152,000 for the first months ended March 31, 2025 from the first months ended March 31, 2024 primarily due to the increase in salary and related expenses.
New Initiatives

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues	$17	$32
Operating loss	$(30)	$(130)
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META, Metaverse experience scouting and development business and retail and fashion business acquired with MTE. New Initiatives revenues decreased $15,000 for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to the decrease in the retail and fashion business.
Liquidity and Capital Resources
As of March 31, 2025, we had $11.5 million in cash and cash equivalents, of which $8.3 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We also had $753,000 in restricted cash held in the U.S. as of March 31, 2025.
Cash, cash equivalents and restricted cash decreased $5.5 million from $17.7 million as of December 31, 2024 to $12.2 million as of March 31, 2025 primarily due to $8.9 million cash used to repurchase common stock, offset partially by $3.3 million cash provided by operating activities.
As of March 31, 2025, we had merchant payables of $14.8 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $10.3 million. Payables to merchants are generally due upon redemption of vouchers. As of March 31, 2025, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$3,284	$4,621
Net cash used in investing activities	(21)	(35)
Net cash used in financing activities	(8,918)	(3,872)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	142	(238)
Net decrease in cash, cash equivalents and restricted cash	$(5,513)	$476
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2025 was $3.3 million, which primarily consisted of net income of $3.3 million, $549,000 increase in non-cash items and $525,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $369,000 for stock-based compensation and $206,000 for Provision of loss (net recoveries) on accounts receivable and refund reserve. The decrease in cash from changes in operating assets and liabilities was primarily due to $1.7 million decrease in merchant payables, offset partially by $1.2 million increase in deferred revenue
Cash paid for income tax, net of refunds received, during the three months ended March 31, 2025 and 2024 was $1.5 million and $548,000, respectively.
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $21,000 and $35,000, respectively. The cash used in investing activities for the three months ended March 31, 2025 was consisted of purchases of property and equipment.
Net cash used for financing activities for the three months ended March 31, 2025 was $8.9 million which primarily consisted of the repurchase of common stock of $8.9 million. Net cash used for financing activities for the three months ended March 31, 2024 was $3.9 million which primarily consisted of the repurchase of common stock.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $23.9 million as of March 31, 2025. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include income taxes. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2024 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO), Financial Controller, North America, General Counsel and Head of Global Functions and other supporting Finance staff), as of March 31, 2025, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our Global CEO, Financial Controller, North America and General Counsel and Head of Global Functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.

We may be sensitive to recessions or other macroeconomic circumstances or events affecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like war, political instability, international trade disputes or other conflicts (including the war in Ukraine and the Israel-Hamas war), terrorist attacks, mass shooting incidents, strikes, natural disasters and extreme weather situations (e.g., hurricanes, fires, droughts and floods), plane crashes, major public health events and logistical challenges such as widespread travel disruptions may have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend, which can adversely impact our business. Macroeconomic factors and uncertainties such as the implementation of tariffs (by the United States or other governments), rising interest rates, persistently high inflation and/or recession fears may have a negative impact on consumer behavior by reducing consumers’ ability or willingness to engage in discretionary spending on travel (e.g., we have seen some reluctance from our Canadian members to travel to the United States). In turn, that could have a negative impact on demand for our services. Since the majority of our revenue is derived from members and advertisers within the United States, economic conditions in the United States have a greater impact on us. We are not in a position to evaluate the net effect of these circumstances as many of these events cannot be reliably forecasted. In the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry and the economy overall.

The pre-purchasing of vouchers and hotel inventory could create additional risks or liabilities for our business.
We sometimes pre-purchase vouchers or hotel inventory (in the form of credit amounts,vouchers or gift cards) in bulk from clients and partners (e.g., hotel or spa partners). In those scenarios, we are not acting as the agent of the client, but rather as the principal, meaning the risk of selling the inventory is on the Company. The pre-purchased vouchers are considered “inventory” in our books until sold to and purchased by Travelzoo members. The vouchers are usually only redeemable with the client during a specified period and the Company does allow refunds in accordance with our policies. If we are unable to sell all of these pre-purchased vouchers, we may be required to impair that inventory and our operating results could be adversely affected. A significant impairment would have an adverse effect on our business, financial condition and results of operations.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 590,839 shares of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
January 1, 2025–January 31, 2025	—	$—	—	911,529
February 1, 2025–February 28, 2025	142,572	$15.53	142,572	768,957
March 1, 2025–March 31, 2025	448,267	$14.95	448,267	320,690
	590,839		590,839
On October 23, 2024, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the three months ended March 31, 2025, the Company repurchased 590,839 shares of common stock for an aggregate purchase price of $8.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of March 31, 2025, there were 320,690 shares remaining to be repurchased under this program.
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

TRAVELZOO
(Registrant)

By:	/s/ JEFF HOFFMAN
Jeff Hoffman
On behalf of the Registrant and as Principal Accounting Officer

Date: May 13, 2025