Form 10-Q
period 2025-06-30
TRAVELZOO
filed 2025-08-12
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 7, 2025 was 10,980,939.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,441	$17,064
Accounts receivable, less allowance for doubtful accounts of $1,691 and $1,612 as of June 30, 2025 and December 31, 2024, respectively	11,500	12,825
Prepaid income taxes	503	736
Income taxes receivable	324	—
Prepaid expenses and other	1,392	1,148
Total current assets	24,160	31,773
Deposits and other	304	374
Deferred tax assets	3,591	3,380
Restricted cash	757	675
Operating lease right-of-use assets	5,204	5,655
Property and equipment, net	320	423
Intangible assets, net	1,455	1,498
Goodwill	10,944	10,944
Total assets	$46,735	$54,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,130	$6,162
Merchant payables	12,419	16,294
Accrued expenses and other	5,596	3,404
Deferred revenue	8,459	6,545
Income tax payable	—	1,619
Operating lease liabilities	2,564	2,472
Total current liabilities	35,168	36,496
Long-term tax liabilities	8,792	7,851
Long-term operating lease liabilities	4,856	5,646
Other long-term liabilities	—	376
Total liabilities	48,816	50,369
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share ( 5,000 shares authorized; none issued) Common stock, $0.01 par value (20,000 shares authorized; 11,081 shares issued and outstanding as of June 30, 2025, 11,836 shares issued and outstanding as of December 31, 2024)	111	118
Additional paid in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings	7,934	14,284
Accumulated other comprehensive loss	(5,576)	(5,327)
Total Travelzoo stockholders’ equity (deficit)	(7,068)	(462)
Non-controlling interest	4,987	4,815
Total stockholders’ equity (deficit)	(2,081)	4,353
Total liabilities and stockholders’ equity (deficit)	$46,735	$54,722

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$23,906	$21,141	$47,046	$43,126
Cost of revenues	5,163	2,520	9,335	5,160
Gross profit	18,743	18,621	37,711	37,966
Operating expenses:
Sales and marketing	11,483	9,386	21,708	17,984
Product development	698	603	1,332	1,169
General and administrative	4,502	4,621	8,807	9,211
Total operating expenses	16,683	14,610	31,847	28,364
Operating income	2,060	4,011	5,864	9,602
Other income, net	161	176	790	315
Income before income taxes	2,221	4,187	6,654	9,917
Income tax expense	740	1,267	1,912	2,772
Net income	1,481	2,920	4,742	7,145
Net income (loss) attributable to non-controlling interest	79	(7)	172	(18)
Net income attributable to Travelzoo	$1,402	$2,927	$4,570	$7,163

Net income per share —basic	$0.13	$0.23	$0.39	$0.54

Net Income per share—diluted	$0.12	$0.23	$0.38	$0.54

Shares used in per share calculation—basic	11,139	12,895	11,617	13,191

Shares used in per share calculation—diluted	11,505	12,976	12,088	13,300

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$1,481	$2,920	$4,742	$7,145
Other comprehensive income (loss):
Foreign currency translation adjustment	(129)	(90)	(249)	(344)
Total comprehensive income	$1,352	$2,830	$4,493	$6,801

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,742	$7,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	558
Stock-based compensation	708	783
Deferred income tax	5	(27)
Net foreign currency effect	(295)	(11)
Provision of loss (net recoveries) on accounts receivable and refund reserve	124	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,743	(385)
Prepaid income taxes	238	(327)
Prepaid expenses, deposits and other	(144)	533
Accounts payable	(180)	714
Merchant payables	(4,441)	(3,779)
Accrued expenses and other	1,842	526
Deferred revenue	1,720	1,173
Income tax payable	(2,007)	278
Other liabilities	345	753
Net cash provided by operating activities	4,582	7,927
Cash flows from investing activities:
Purchases of property and equipment	(34)	(83)
Net cash used in investing activities	(34)	(83)
Cash flows from financing activities:
Repurchase of common stock	(11,418)	(10,422)
Exercise of stock options and taxes paid for net share settlement of equity awards	(104)	(257)
Net cash used in financing activities	(11,522)	(10,679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	432	(311)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,542)	(3,146)
Cash, cash equivalents and restricted cash at beginning of period	17,740	16,389
Cash, cash equivalents and restricted cash at end of period	$11,198	$13,243
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$2,726	$1,206
Right-of-use assets obtained in exchange for lease obligations—operating leases	$438	$646
Cash paid for amounts included in the measurement of lease liabilities	$897	$1,689
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$113	$102

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, March 31, 2025	11,245	112	—	—	(9,537)	8,820	(5,447)	(6,052)	4,908	(1,144)
Stock-based compensation expense	—	—		339	—	—	—	339	—	339
Repurchase of common stock (1)	—	—	(2,524)	—	—		—	(2,524)	—	(2,524)
Retirement of treasury stock	(172)	(1)	2,524	(235)	—	(2,288)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—		(104)	—	—	—	(104)	—	(104)
Foreign currency translation adjustment	—	—		—	—	—	(129)	(129)	—	(129)
Net income	—	—		—	—	1,402	—	1,402	79	1,481
Balances, June 30, 2025	11,081	$111	$—	$—	$(9,537)	$7,934	$(5,576)	$(7,068)	$4,987	$(2,081)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2024	13,202	132	—	—	(9,537)	20,125	(4,861)	4,106	4,686	8,792
Stock-based compensation expense	—	—		688	—	—	—	688	—	688
Repurchase of common stock	—	—	(6,658)	—	—		—	(6,658)	—	(6,658)
Retirement of treasury stock	(800)	(8)	6,658	(681)	—	(5,969)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—		(7)	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—		—	—	—	(90)	(90)	—	(90)
Net income	—	—		—	—	2,927	—	2,927	(7)	2,920
Balances, June 30, 2024	12,402	$124	$—	$—	$(9,537)	$17,083	$(4,951)	$966	$4,679	$5,645

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2024	11,836	118	—	—	(9,537)	14,284	(5,327)	(462)	4,815	4,353
Stock-based compensation expense	—	—	—	708	—	—	—	708	—	708
Repurchase of common stock (1)	—		(11,531)	—	—	—	—	(11,531)	—	(11,531)
Retirement of treasury stock	(763)	(7)	11,531	(604)	—	(10,920)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—	—	(104)	—	—	—	(104)	—	(104)
Foreign currency translation adjustment	—	—	—	—	—	—	(249)	(249)	—	(249)
Net income	—	—	—	—	—	4,570	—	4,570	172	4,742
Balances, June 30, 2025	11,081	$111	$—	$—	$(9,537)	$7,934	$(5,576)	$(7,068)	$4,987	$(2,081)

(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	13,575	136	—	439	(9,537)	19,508	(4,607)	4,186	4,697	8,883
Stock-based compensation expense	—	—	—	783	—	—	—	783	—	783
Repurchase of common stock	—	—	(10,566)	—	—	—	—	(10,566)	—	(10,566)
Retirement of treasury stock	(1,200)	(12)	10,566	(966)	—	(9,588)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	27	—	—	(256)	—	—	—	(256)	—	(256)
Foreign currency translation adjustment	—	—	—	—	—	—	(344)	(344)	—	(344)
Net income	—	—	—	—	—	7,163	—	7,163	(18)	7,145
Balances, June 30, 2024	12,402	$124	$—	$—	$(9,537)	$17,083	$(4,951)	$966	$4,679	$5,645
See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. It operates Travelzoo®, the club for travel enthusiasts, and Jack’s Flight Club®, a subscription service that provides information about exceptional airfares. Travelzoo reaches 30 million travelers in the United States, Canada, United Kingdom, Germany, France and Spain and through licensing arrangements in Australia, Japan, New Zealand, Singapore and South Korea.
Through our website, e-mails, iOS and Android apps, and social media channels, we provide our members Club Offers that represent outstanding travel, entertainment, and lifestyle experiences. Offers are rigorously vetted and negotiated for travel enthusiasts by Travelzoo’s deal experts around the globe. We work in partnership with thousands of top travel suppliers—our long-standing relationships give us access to irresistible deals.
Our reported revenue consists of advertising and commerce revenues, derived from and generated in connection with purchases made by Travelzoo members, and membership fees.
We are developing Travelzoo META, a subscription service that is intended to provide Metaverse travel experiences, with discipline.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc ("Azzurro"). Azzurro is the Company’s largest shareholder, and as of June 30, 2025, holds approximately 36.7% of the Company's outstanding shares.
Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Form 10-K filed with the SEC on March 19, 2025.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have reclassified prior period financial statements to conform to the current period presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and the Company makes no representations related thereto.
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
The Company's revenue consists of (1) advertising and commerce revenues, derived from and generated in connection with purchases made by Travelzoo members, (2) membership fees and (3) other.
Advertising and Commerce Revenues
Advertising revenues are generated from the publishing of travel and entertainment offers on the Travelzoo website, in emails, on social media platforms and through the Travelzoo Network. The Company also generates transaction-based commerce revenues in the form of commissions from sales of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform, and sales of pre-purchased vouchers or hotel inventory as principal.
Specifically, for fixed-fee website advertising, the Company recognizes revenues ratably over the contracted placement period. For Top 20 email newsletters and other email products, the Company recognizes revenues when the emails are delivered to its members. For cost-per-click advertising, whereby an advertiser pays the Company when a user clicks on an ad (typically served on the Company's media properties or Travelzoo Network partner properties), the Company recognizes revenues each time a user clicks on the ad.
The Company also offers advertisers other advertising models whereby an advertiser pays the Company based on the number of times their advertisement is displayed (whether on the Company's media properties, in emails, on social media platforms or other media properties). For these instances, the Company recognizes revenues each time an ad is displayed.
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
For Local Deals and Getaways voucher sales, the Company typically earns a fee for acting as an agent on the sale, while vouchers can subsequently be redeemed for goods or services with third-party merchants. Commission revenues are, accordingly, presented net of amounts due to third-party merchants for fulfilling the underlying goods and services, and net of estimated future refunds to consumers, as the terms of the vouchers permit. Certain merchant contracts allow the Company to retain the proceeds from unredeemed vouchers. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
In certain scenarios, the Company will pre-purchase vouchers or hotel inventory (in the form of credit amounts, vouchers or gift cards) in bulk from suppliers (e.g. hotel or spa partners). In those scenarios, the Company is not acting as the agent, but rather as the principal. The pre-purchased vouchers are recorded as inventory, within prepaid expenses and other on the condensed consolidated balance sheet, until sold to and purchased by Travelzoo members, at which point, the amount for which the vouchers were sold to Travelzoo members is recognized fully as revenue and the amount for which the vouchers were purchased from the hotel or spa partners is recognized as cost of revenues.
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
Membership Fees
Membership fee revenues are generated from subscription fees paid by Travelzoo Club Members and Jack's Flight Club Premium members. We recognize subscription revenues ratably over the applicable subscription periods.
Travelzoo membership has historically been free, however, on January 1, 2024, we introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany. The 2024 annual fee was waived for existing members.
Other
Other revenues include licensing fees and revenues generated from Metaverse Travel Experiences, LLC ("MTE"), including but not limited to sales from the existing retail business of MTE.
Deferred Revenues
Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2024, $2 million was recorded as deferred revenue for Jack's Flight Club, of which $1.6 million was recognized in the six months ended June 30, 2025, and $4.5 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $3.3 million was recognized as revenue in the six months ended June 30, 2025. As of June 30, 2025, deferred revenue was $8.5 million, of which $2.4 million was for Jack's Flight Club, and $6 million was for Travelzoo North America and Travelzoo Europe.
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
As of June 30, 2025, the Company had approximately $3.1 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $215,000 for these unredeemed vouchers as of June 30, 2025, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2024, the Company had approximately $4.1 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $144,000 for these unredeemed vouchers as of December 31, 2024, as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $12.4 million as of June 30, 2025 is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2024 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the six months ended June 30, 2025.
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
Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers, offer goods or services on compelling terms to our members and attract and retain paying members. The Company’s business is also subject to risks associated with the travel industry generally, including the changing economic and political situation of countries around the world (e.g., decreases in discretionary spending due to recession or increased prices due to tariffs, changes in international trade policies and immigration and decreases in demand for travel generally and for certain destinations specifically).
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of June 30, 2025 and December 31, 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of June 30, 2025, the Company had merchant payables of $12.4 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the condensed consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $11.0 million at June 30, 2025. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of June 30, 2025, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of June 30, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$10,441	$17,064
Restricted cash	757	676
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$11,198	$17,740
The Company’s restricted cash was included in noncurrent assets as of June 30, 2025 and December 31, 2024.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Travelzoo	$1,402	$2,927	$4,570	$7,163
Denominator:
Weighted average common shares—basic	11,139	12,895	11,617	13,191
Effect of dilutive securities: stock options	366	81	471	109
Weighted average common shares—diluted	11,505	12,976	12,088	13,300

Net income per share —basic	$0.13	$0.23	$0.39	$0.54

Net income per share—diluted	$0.12	$0.23	$0.38	$0.54
For the three months ended June 30, 2025 and 2024, options to purchase 25,000 and 850,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Acquisitions

Stock Purchase Agreement (“SPA”) between Travelzoo and Azzurro
In connection with the acquisition of Metaverse Travel Experiences, LLC (“MTE”), formerly a wholly-owned subsidiary of Azzurro, the Company completed a private placement of newly issued shares with Azzurro. Ralph Bartel, who founded the Company, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro was the Company’s largest shareholder at the time of the MTE acquisition and, as of December 31, 2022, Azzurro and Ralph Bartel, in his individual capacity, owned approximately 50.3% of the Company’s outstanding shares. On December 28, 2022, the Company's stockholders approved the issuance and sale of 3.4 million shares of common stock of Travelzoo (the “Shares”) to Azzurro, in exchange for certain consideration, and on December 30, 2022 (the “Closing Date”), the transaction was consummated. The closing price of Travelzoo’s common stock on December 30, 2022 was $4.45 per share, resulting in an aggregate fair value of the Shares of $15.2 million. The consideration for the Shares consisted of cash paid on the Closing Date; a promissory note, which was repaid in full during 2024; and the transfer to the Company of all outstanding capital stock of MTE, which was effected pursuant to a merger of MTE with a wholly-owned subsidiary of the Company on the Closing Date.

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
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended June 30, 2025 and 2024 (in thousands):

	Jack’s Flight Club	Secret Escape Spain
Intangible assets—December 31, 2023	1,710	186
Amortization of intangible assets with definite lives	(75)	(48)
Intangible assets—March 31, 2024	1,635	138
Amortization of intangible assets with definite lives	(59)	(28)
Intangible assets—June 30, 2024	1,576	110
Amortization of intangible assets with definite lives	(58)	(37)
Intangible assets—September 30, 2024	1,518	73
Amortization of intangible assets with definite lives	(58)	(35)
Intangible assets—December 31, 2024	1,460	38
Amortization of intangible assets with definite lives	(3)	(24)
Intangible assets—March 31, 2025	1,457	14
Amortization of intangible assets with definite lives	(2)	(14)
Intangible assets—June 30, 2025	$1,455	$—
Amortization expense for acquired intangibles was $16,000 and $87,000 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for acquired intangibles was $43,000 and $405,000 for the six months ended June 30, 2024 and 2023, respectively.
Expected future amortization expense of acquired intangible assets as of June 30, 2025 is as follows (in thousands):

Years ending December 31,
2025	5
$5

The Company performed its annual impairment testing of the Jack's Flight Club trade name as of October 31, 2024 using a relief from royalty method. No impairment was identified in 2024. As of June 30, 2025, the carrying value of the trade name was $1.5 million. The Company did not identify any indicators of impairment during the six months ended June 30, 2025.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of June 30, 2025 and December 31, 2024. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
Rent expense was $734,000 and $686,000 for the three months ended June 30, 2025 and 2024, respectively. See Note 10–Leases for more information.
The Company has purchase commitments aggregating approximately $1.0 million as of June 30, 2025, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the UK.
For the three months ended June 30, 2025 and 2024, the Company’s reported effective income tax rate was 33% and 30%, respectively. This increase of the Company’s reported effective income tax rate is primarily due to a provision for higher interest expense related to uncertain tax positions. For the six months ended June 30, 2025 and 2024, the Company’s reported effective income tax rate was 29% and 28%, respectively.
As of June 30, 2025, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $930,000.
The Company maintains a reserve for potential liabilities for uncertain tax positions. As of June 30, 2025, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s reported income if realized and recognized.
The Company’s policy is to include provisions for interest and penalties related to uncertain and unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2025 and December 31, 2024, the Company had approximately $1.3 million and $1.1 million in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2020 and forward and is subject to California tax examinations for years after 2019.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the three month period ended September 30, 2025.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$(5,447)	$(4,861)	$(5,327)	$(4,607)
Other comprehensive loss due to foreign currency translation, net of tax	(129)	(90)	(249)	(344)
Ending balance	$(5,576)	$(4,951)	$(5,576)	$(4,951)
There were no amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024. Accumulated other comprehensive loss consists of foreign currency translation gain or loss.
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
On January 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of June 30, 2025, 12,500 options were vested and outstanding. Total stock-based compensation related to this option grant of $0 and $36,000 was recorded in general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation related to this grant was fully expensed in 2024.
On March 3, 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of June 30, 2025, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
On June 1, 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on September 30, 2025 with vesting based on both time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. Total stock-based compensation related to this option grant of $30,000 was recorded in sales and marketing expenses for each of the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, 41,667 options were outstanding and 25,000 of these options were vested. As of June 30, 2025, there was approximately $60,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.

On March 8, 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. In 2025, 25,000 options were exercised and 7,890 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of June 30, 2025, 100,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 was recorded in general and administrative expenses for each the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $209,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years.
On March 28, 2024, pursuant to an executed Option Agreement, the Company granted its Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. This grant was approved at the 2024 Annual Meeting of the shareholders. As of June 30, 2025, 600,000 options were outstanding and 450,000 of these options were vested. Total stock-based compensation related to this option grant of $305,000 and $609,000 was recorded in general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $609,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.5 years.
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
On April 29, 2024, the Company announced that its Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased 600,000 shares and 352,679 shares of common stock for an aggregate purchase price of $5.0 million and $3.8 million, respectively, for the second and third quarter of 2024, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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

During the three months ended June 30, 2025, the Company repurchased 172,088 shares of common stock for an aggregate purchase price of $2.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of June 30, 2025, there were 148,602 shares remaining to be repurchased under this program.

Note 9: Segment Reporting and Significant Customer Information
The Company determines its reportable segments based upon the chief operating decision maker’s management of the business. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from Premium members. New Initiatives consists of Travelzoo’s licensing activities in certain Asia Pacific territories, Travelzoo META and MTE.
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
For the three months ended June 30, 2025, Travelzoo North America operations comprised 67% of revenues, Travelzoo Europe operations comprised 27% of revenues and Jack's Flight Club comprised 6% of revenues.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2025	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$15,737	$6,740	$1,410	$19	$23,906
Intersegment revenues	395	(355)	(40)	—	—
Total net revenues	16,132	6,385	1,370	19	23,906
Sales and marketing (1)	6,453	4,427	603	—	11,483
Other costs and expenses (2)	6,861	2,841	611	50	10,363
Operating profit (loss)	$2,818	$(883)	$156	$(31)	$2,060
Other income, net					161
Income from continuing operations before income taxes					2,221

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

Three Months Ended June 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,015	$6,004	$1,099	$23	$21,141
Intersegment revenues	119	(53)	(66)	—	—
Total net revenues	14,134	5,951	1,033	23	21,141
Sales and marketing (1)	5,444	3,330	477	135	9,386
Other costs and expenses (2)	4,973	2,109	590	72	7,744
Operating profit (loss)	$3,717	$512	$(34)	$(184)	$4,011
Other income, net					176
Income from continuing operations before income taxes					4,187
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $688,000 and $0, respectively.

Six Months Ended June 30, 2025	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$30,567	$13,710	$2,733	$36	$47,046
Intersegment revenues	693	(613)	(80)	—	—
Total net revenues	31,260	13,097	2,653	36	47,046
Sales and marketing (1)	12,153	8,329	1,226	—	21,708
Other costs and expenses (2)	12,695	5,423	1,259	97	19,474
Operating profit (loss)	$6,412	$(655)	$168	$(61)	$5,864
Other income, net					790
Income from continuing operations before income taxes					6,654
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $679,000 and $0, respectively.

Six Months Ended June 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$28,288	$12,584	$2,199	55	$43,126
Intersegment revenues	74	29	(103)	—	—
Total net revenues	28,362	12,613	2,096	55	43,126
Sales and marketing (1)	$10,551	$6,391	$882	$135	17,959
Other costs and expenses (2)	$9,657	$4,328	$1,347	$234	15,566
Operating profit (loss)	$8,155	$1,894	$(133)	$(314)	$9,602
Other income, net					315
Income from continuing operations before income taxes					9,917

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $783,000 and $0, respectively.

A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
For the three months ended June 30, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of revenue. As of June 30, 2025 and December 31, 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.
The following table sets forth the breakdown of revenues (in thousands) by category: Advertising and Commerce, Membership Fees, and Other. Advertising and Commerce includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform, vacation packages, Local Deals vouchers and entertainment offers (vouchers and direct bookings). Membership Fees includes subscription fees paid by Travelzoo and Jack's Flight Club members. Other includes licensing fees from license agreements and the existing retail business acquired by the Company in the MTE transaction.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Advertising and Commerce	$20,874	$19,957	$41,554	$40,807
Membership Fees	3,013	1,161	5,456	2,265
Other	19	23	36	54
Total revenues	$23,906	$21,141	$47,046	$43,126

The following table sets forth revenues for individual countries that comprised 10% or more of total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
United States	$15,129	$13,577	$29,455	$27,178
United Kingdom	4,875	4,076	9,726	8,761
Rest of the world	3,902	3,488	7,865	7,187
Total revenues	$23,906	$21,141	$47,046	$43,126

Note 10: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to seven years. Certain leases include one or more options to renew. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$577	$529	$1,130	$1,061
Short-term lease cost	138	134	278	271
Variable lease cost	116	96	230	216
Total lease cost	$831	$759	$1,638	$1,548
Cash payments against the operating lease liabilities totaled $897,000 and $1.7 million for the six months ended June 30, 2025 and 2024. ROU assets obtained in exchange for lease obligations was $438,000 and $646,000 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$5,204	$5,655

Liabilities:
Operating lease liabilities	$2,564	$2,472
Long-term operating lease liabilities	4,856	5,646
Total operating lease liabilities	$7,420	$8,118

Weighted average remaining lease term (years)	3.97	4.43
Weighted average discount rate	4.7%	4.8%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2025 (excluding the six months ended June 30, 2025)	$1,571
2026	1,905
2027	1,464
2028	1,464
2029	1,454
Thereafter	225
Total lease payments	8,083
Less interest	(663)
Present value of operating lease liabilities	$7,420

Note 11: Non-Controlling Interest
The Company’s condensed consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

Non-controlling interest—December 31, 2023	4,697
Net income attributable to non-controlling interest	(11)
Non-controlling interest—March 31, 2024	4,686
Net income attributable to non-controlling interest	(7)
Non-controlling interest—June 30, 2024	4,679
Net income attributable to non-controlling interest	72
Non-controlling interest—September 30, 2024	4,751
Net income attributable to non-controlling interest	64
Non-controlling interest—December 31, 2024	4,815
Net income attributable to non-controlling interest	93
Non-controlling interest—March 31, 2025	4,908
Net income attributable to non-controlling interest	79
Non-controlling interest—June 30, 2025	$4,987
Note 12: Related Party Transactions
Stock Purchase Agreement between Travelzoo and Azzurro
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc., and also completed a private placement of newly issued shares. As of June 30, 2025, Azzurro Capital Inc. and Ralph Bartel owned approximately 36.7% of the Company’s outstanding shares. See Note 3: Acquisitions in the condensed consolidated financial statements for further information.
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
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the "Consulting Agreement"). The Consulting Agreement was amended and renewed, effective January 1, 2025. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, advisory on talent search, strategic advisory to IT and brand strategy and public relations support. For the three months ended June 30, 2025, the fee payable to Mr. Bartel, including the reimbursement of travel expenses, pursuant to the Consulting Agreement totaled $73,000, included within General and administrative expenses.

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
Overview
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. It operates Travelzoo®, the club for travel enthusiasts, and Jack’s Flight Club®, a subscription service that provides information about exceptional airfares. Travelzoo reaches 30 million travelers around the globe, including the United States, Canada, United Kingdom, Germany, France and Spain and through licensing arrangements covering Australia, Japan, New Zealand, Singapore and South Korea.
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
The Company generates revenues from advertising and commerce, membership fees, and other sources.
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
How We Generate Revenues
Travelzoo
Revenues are generated primarily from three categories: Advertising and Commerce, Membership Fees, and Other.
The "Advertising and Commerce" category consists of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties, (b) commissions and revenues generated from the sale of Getaways vouchers and bookings on our hotel platform, and (c) publishing fees from high-quality local businesses, sale of Local Deals vouchers and entertainment offers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders, which are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale as commission, net of an allowance for future refunds. Merchant agreements for Getaways advertisers are typically for periods between twelve and twenty-four months and are not automatically renewed. Revenues generated from local business offers are based upon a percentage of the face value of the vouchers sold, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of vouchers, upon notification of the amount of direct bookings or upon delivery of emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds. Insertion orders and merchant agreements for Local Deals are typically for periods between one and twelve months and are not automatically renewed.
As of June 30, 2025 and December 31, 2024, the Company had approximately $3.1 million and $4.1 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $215,000 and $144,000 as of June 30, 2025 and December 31, 2024, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the condensed consolidated statements of operations, and accrued expense and other on the condensed consolidated balance sheet.
Merchant payables of $12.4 million as of June 30, 2025 related to unredeemed vouchers is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
In certain scenarios, the Company will pre-purchase vouchers or hotel inventory (in the form of credit amounts, vouchers or gift cards) in bulk from clients and partners (e.g. hotel or spa partners). In those scenarios, the Company is not acting as the agent, but rather as the principal. The pre-purchased vouchers are recorded as inventory, within prepaid expenses and other on the condensed consolidated balance sheet until sold to and purchased by Travelzoo members, at which point, the amount for which the vouchers were sold to Travelzoo members is recognized fully as revenue and the amount for which the vouchers were purchased from the hotel or spa partners is recognized as cost of revenues.
The "Membership Fees" category consists of subscription fees paid by Travelzoo Club Members and Jack's Flight Club Premium members. Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.
The "Other" category consists of licensing fees from license agreements, and revenue generated from MTE, including but not limited to sales from the retail business originally operated by MTE and acquired and maintained by the Company following the acquisition of MTE.
Trends in Our Business
Revenues from local businesses have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the last several years, we have seen a decline in the number of vouchers sold and a decrease in the average commission rate earned by us from the merchants for vouchers sold. However, during the global pandemic, we saw an increase in demand by consumers for fully refundable travel options, which led to a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers (although demand for restaurants and spas continued to be low). With the ending of the pandemic, the importance of fully refundable travel options has decreased (and we also shifted to offering a surcharge for full refundability), and the trend is therefore returning to pre-pandemic patterns.
Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and increase activity on our websites by acquiring traffic from Internet search and social media companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024, we have been adjusting our member acquisition strategies to ensure that we pursue a strategy of efficient growth. While we initially reduced our expenditures on acquiring members as we tested new strategies for efficacy, we have now increased and plan to further increase these expenditures to grow our paid membership and engagement with our products. We do not know if we will be able to continue efficiently growing through member acquisition. We continue to see a shift in users accessing our services through mobile devices and social media and, therefore, anticipate continuing to address this growing channel through additional investments in mobile app development and mobile friendly acquisition channels.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Changes in the average cost per acquisition of new members impacts our advertising expenses and sales and marketing expenses as a percentage of revenue, and are not readily predictable. With the introduction of membership fees in 2024, we expect the cost of acquiring new paying members to increase significantly, as compared with the cost of acquiring non-paying members prior to 2024. We have found efficiencies in member acquisition gained through careful testing and optimizing throughout 2024 and the beginning of 2025 and we hope that we will be able to continue to scale. However, in the future, there may be a significant number of members that cancel or we may cancel their memberships for various reasons, which may prompt us to spend more on member acquisition in order to replace lost members.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	21.6	11.9	19.8	12.0
Gross profit	78.4	88.1	80.2	88.0
Operating expenses:
Sales and marketing	48.1	44.4	46.1	41.7
Product development	2.9	2.8	2.8	2.7
General and administrative	18.8	21.9	18.7	21.3
Total operating expenses	69.8	69.1	67.6	65.7
Operating income	8.6	19.0	12.5	22.3
Other income, net	0.7	0.8	1.7	0.7
Income from continuing operations before income taxes	9.3	19.8	14.1	23.0
Income tax expense	3.1	6.0	4.1	6.4
Net income	6.2	13.8	10.0	16.6
Net income attributable to non-controlling interest	0.3	—	0.4	—
Net income attributable to Travelzoo	5.9%	13.8%	9.7%	16.6%
Revenues
The following table sets forth the breakdown of revenues (in thousands) by category Advertising and Commerce, Membership Fees, and Other. Advertising includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform, vacation packages, Local Deals vouchers and entertainment offers (vouchers and direct bookings). Membership Fees includes subscription fees paid by Travelzoo Club Members and Jack’s Flight Club Premium members. Other includes licensing fees from license agreements and the retail business acquired with MTE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Advertising and Commerce	$20,874	$19,957	$41,554	$40,807
Membership Fees	3,013	1,161	5,456	2,265
Other	19	23	36	54
Total revenues	$23,906	$21,141	$47,046	$43,126
Advertising and Commerce
Advertising and Commerce revenue increased by $917,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024. This increase was primarily driven by $1.6 million increase in revenues from Getaways vouchers purchases which was partially offset by a $603,000 decrease in hotel platform and other commission revenue.
Advertising and Commerce revenue increased by $747,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024. This increase was primarily driven by $2.1 million increase in revenues from Getaways vouchers purchases which was partially offset by a $1.2 million decrease in hotel platform and other commission revenue.
Membership Fees
Revenues from Membership fees increased $1.9 million for the three months ended June 30, 2025 from the three months ended June 30, 2024 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.

Revenues from Membership fees increased $3.2 million for the six months ended June 30, 2025 from the six months ended June 30, 2024 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Other
Revenues from Other decreased $4,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to the decrease revenue from the retail and fashion business.
Revenues from Other decreased $18,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to the decrease revenue from the retail and fashion business.
Cost of Revenues
Cost of revenues consists primarily of network expenses, including fees we pay for co-location services and depreciation and maintenance of network equipment, payments made to third-party partners of the Travelzoo Network, amortization of capitalized website development costs, software and license expenses, credit card fees, certain estimated refunds to members and customer service costs associated with vouchers we sell and hotel bookings, costs recognized upon the sale of pre-purchased vouchers and salary and related expenses associated with network operations and customer service employees. Cost of revenues was $5.2 million and $2.5 million, respectively, for the three months ended June 30, 2025 and 2024. Cost of revenues was $9.3 million and $5.2 million, respectively, for the six months ended June 30, 2025 and 2024.
Cost of revenues increased $2.7 million for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Cost of revenues increased $4.1 million for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $11.5 million and $9.4 million for the three months ended June 30, 2025 and 2024, respectively. Sales and marketing expenses were $21.7 million and $18.0 million for the six months ended June 30, 2025 and 2024, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended June 30, 2025 and 2024, advertising expenses accounted for 25% and 19%, respectively, of the total sales and marketing expenses. For the six months ended June 30, 2025 and 2024, advertising expenses accounted for 20% and 15%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media channels.
Sales and marketing expenses increased $2.1 million for the three months ended June 30, 2025 from the three months ended June 30, 2024. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Sales and marketing expenses increased $3.7 million for the six months ended June 30, 2025 from the six months ended June 30, 2024. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $698,000 and $603,000 for the three months ended June 30, 2025 and 2024, respectively. Product development expenses were $1.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.
Product development expenses increased $95,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to the increase in salary and professional services expenses.
Product development expenses increased $100,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to the increase in salary and professional services expenses.

General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.5 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses were $8.8 million and $9.2 million for the six months ended June 30, 2025 and 2024, respectively.
General and administrative expenses decreased $119,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to $349,000 decrease in stock compensation expenses, offset by a $170,000 increased in bonus expense and a $68,000 increased in office expenses.
General and administrative expenses decreased $404,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to $225,000 decrease in professional services expenses and $266,000 decreased in legal expense, offset by a $100,000 increased in office expenses.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for COVID-related pandemic relief, interest income and interest expense. Other income, net was $161,000 and $176,000, respectively, for the three months ended June 30, 2025 and 2024. Other income, net was $790,000 and $315,000, respectively, for the six months ended June 30, 2025 and 2024.
Other income, net decreased $14,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to the interest income and foreign exchange transactions loss.
Other income, net increased $475,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to a $210,000 release of JFC VAT liabilities after a four-years statute of limitations and a $179,000 German federal government funding for COVID-19 pandemic relief the Company received and the foreign exchange transactions gains.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $740,000 and $1.3 million, respectively, for the three months ended June 30, 2025 and 2024. Our effective tax rate from continuing operations was 33% and 30%, respectively, for the three months ended June 30, 2025 and 2024. The Company’s effective tax rate for the three months ended June 30, 2025 changed from the three months ended June 30, 2024 primarily due to a higher interest expense related to unrecognized tax positions in the three months ended June 30, 2025. Income tax expense was $1.9 million and $2.8 million, respectively, for the six months ended June 30, 2025 and 2024. The Company’s effective tax rate from continuing operations was 29% and 28% for the six months ended June 30, 2025 and 2024.
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

Travelzoo North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$16,132	$14,134	$31,260	$28,362
Operating profit	$2,818	$3,717	$6,412	$8,155
Operating profit as a % of revenue	17.5%	26.3%	20.5%	28.8%
North America revenues increased by $2 million for the three months ended June 30, 2025 from the three months ended June 30, 2024. This increase was primarily due to the increase in paid membership fees and Getaway vouchers. North America expenses increased by $2.9 million for the three months ended June 30, 2025 from the three months ended June 30, 2024. The increase was primarily due to a $1.7 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the six months ended June 30, 2025, and a $811,000 increase in member acquisition costs.
North America revenues increased by $2.9 million for the six months ended June 30, 2025 from the six months ended June 30, 2024. This increase was primarily due to the increase in paid membership fees and Getaway vouchers. North America expenses increased by $4.6 million for the six months ended June 30, 2025 from the six months ended June 30, 2024. The increase was primarily due to a $2.7 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the six months ended June 30, 2025,and a $1.6 million increase in member acquisition costs.
Travelzoo Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$6,385	$5,951	$13,097	$12,613
Operating profit	$(883)	$512	$(655)	$1,894
Operating profit as a % of revenue	(13.8)%	8.6%	(5.0)%	15.0%
Europe revenues increased by $434,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024. The increase was primarily due to the increase in paid membership fees. Europe expenses increased by $1.8 million for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to $631,000 in member acquisition costs, a $488,000 increase in pre-purchased vouchers and a $353,000 increase in salary and related expenses.
Europe revenues increased by $484,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024. The increase was primarily due to the increase in paid membership fees. Europe expenses increased by $3 million for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to $882,000 in member acquisition costs, a $857,000 increase in pre-purchased vouchers and a $866,000 increase in salary and related expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $42,000 and $5,000 for the three months ended June 30, 2025 and 2024 respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $11,000 and $21,000 for the six months ended June 30, 2025 and 2024 respectively.

Jack’s Flight Club

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$1,370	$1,033	$2,653	$2,096
Operating loss	$156	$(34)	$168	$(133)
Operating profit loss as a % of revenue	11.4%	(3.3)%	6.3%	(6.3)%

Jack’s Flight Club revenues increased by $337,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 due to the increase of subscription fees paid by the members. Jack’s Flight Club expenses increased by $126,000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to the increase in advertising expenses.
Jack’s Flight Club revenues increased by $557,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 due to the increase of subscription fees paid by the members. Jack’s Flight Club expenses increased by $256,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to the increase in advertising expenses.
New Initiatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$19	$23	$36	$55
Operating loss	$(31)	$(184)	$(61)	$(314)
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META, Metaverse experience scouting and development business and retail and fashion business acquired with MTE. New Initiatives revenues decreased $4000 for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to the decrease in the retail and fashion business.
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META, Metaverse experience scouting and development business and retail and fashion business acquired with MTE. New Initiatives revenues decreased $19,000 for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to the decrease in the retail and fashion business.
Liquidity and Capital Resources
As of June 30, 2025, we had $10.4 million in cash and cash equivalents, of which $7.9 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional foreign withholdings taxes in certain circumstances. We also had $757,000 in restricted cash held in the U.S. and U.K. as of June 30, 2025.
Cash, cash equivalents and restricted cash decreased $6.5 million from $17.7 million as of December 31, 2024 to $11.2 million as of June 30, 2025 primarily due to $11.4 million cash used to repurchase common stock, offset partially by $4.6 million cash provided by operating activities.
As of June 30, 2025, we had merchant payables of $12.4 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $11.0 million. Payables to merchants are generally due upon redemption of vouchers. As of June 30, 2025, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$4,582	$7,927
Net cash used in investing activities	(34)	(83)
Net cash used in financing activities	(11,522)	(10,679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	432	(311)
Net decrease in cash, cash equivalents and restricted cash	$(6,542)	$(3,146)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2025 was $4.6 million, which primarily consisted of net income of $4.7 million, $724,000 increase in non-cash items and $884,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $708,000 for stock-based compensation and $182,000 for depreciation and amortization. The decrease in cash from changes in operating assets and liabilities was primarily due to $4.4 million decrease in merchant payables, offset partially by $1.7 million increase in deferred revenue and $1.8 million increase in accrued expenses and others.
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
Cash paid for income tax, net of refunds received, during the six months ended June 30, 2025 and 2024 was $2.7 million and $1.2 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $34,000 and $83,000, respectively. The cash used in investing activities for the six months ended June 30, 2025 was consisted of purchases of property and equipment.
Net cash used for financing activities for the six months ended June 30, 2025 was $11.5 million which primarily consisted of the repurchase of common stock of $11.4 million. Net cash used for financing activities for the six months ended June 30, 2024 was $10.4 million which primarily consisted of the repurchase of common stock.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $23.9 million as of June 30, 2025. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our condensed consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the condensed consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include income taxes. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2024 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO), Financial Controller, North America, General Counsel and Head of Global Functions and other supporting Finance staff), as of June 30, 2025, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our Global CEO, Financial Controller, North America and General Counsel and Head of Global Functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 172,088 shares of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
April 1, 2025 – April 30, 2025	54,620	$15.09	54,620	266,070
May 1, 2025 – May 31, 2025	117,468	$14.26	117,468	148,602
June 1, 2025 – June 30, 2025	—	$—	—	148,602
	172,088		172,088
On October 23, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the three months ended June 30, 2025, the Company repurchased 172,088 shares of common stock for an aggregate purchase price of $2.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of June 30, 2025, there were 148,602 shares remaining to be repurchased under this program.
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

Date: August 12, 2025