Form 10-Q
period 2025-09-30
TRAVELZOO
filed 2025-11-10
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of November 7, 2025 was 10,932,337.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,491	$17,064
Accounts receivable, less allowance for doubtful accounts of $1,635 and $1,612 as of September 30, 2025 and December 31, 2024, respectively	12,460	12,825
Prepaid income taxes	654	736
Income taxes receivable	887	—
Prepaid expenses and other	1,931	1,148
Total current assets	24,423	31,773
Deposits and other	302	374
Deferred tax assets	3,469	3,380
Restricted cash	756	675
Operating lease right-of-use assets	4,540	5,655
Property and equipment, net	278	423
Intangible assets, net	1,452	1,498
Goodwill	10,944	10,944
Total assets	$46,164	$54,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,405	$6,162
Merchant payables	11,767	16,294
Accrued expenses and other	4,557	3,404
Deferred revenue	9,060	6,545
Income tax payable	—	1,619
Operating lease liabilities	2,058	2,472
Total current liabilities	35,847	36,496
Long-term tax liabilities	8,906	7,851
Long-term operating lease liabilities	4,494	5,646
Other long-term liabilities	—	376
Total liabilities	49,247	50,369
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share ( 5,000 shares authorized; none issued) Common stock, $0.01 par value (20,000 shares authorized; 10,932 shares issued and outstanding as of September 30, 2025, 11,836 shares issued and outstanding as of December 31, 2024)	109	118
Additional paid in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings	6,925	14,284
Accumulated other comprehensive loss	(5,596)	(5,327)
Total Travelzoo stockholders’ equity (deficit)	(8,099)	(462)
Non-controlling interest	5,016	4,815
Total stockholders’ equity (deficit)	(3,083)	4,353
Total liabilities and stockholders’ equity (deficit)	$46,164	$54,722

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$22,198	$20,098	$69,245	$63,224
Cost of revenues	4,519	2,548	13,132	7,708
Gross profit	17,679	17,550	56,113	55,516
Operating expenses:
Sales and marketing	12,198	8,247	34,378	26,231
Product development	631	594	1,963	1,763
General and administrative	4,362	4,664	13,420	13,875
Total operating expenses	17,191	13,505	49,761	41,869
Operating income	488	4,045	6,352	13,647
Other income (loss), net	(64)	359	727	674
Income before income taxes	424	4,404	7,079	14,321
Income tax expense	245	1,148	2,158	3,920
Net income	179	3,256	4,921	10,401
Net income attributable to non-controlling interest	29	72	201	54
Net income attributable to Travelzoo	$150	$3,184	$4,720	$10,347

Net income per share —basic	$0.01	$0.26	$0.41	$0.81

Net Income per share—diluted	$0.01	$0.26	$0.39	$0.79

Shares used in per share calculation—basic	10,987	12,176	11,585	12,851

Shares used in per share calculation—diluted	11,213	12,386	11,974	13,035

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$179	$3,256	$4,921	$10,401
Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	(128)	(269)	(472)
Total comprehensive income	$159	$3,128	$4,652	$9,929

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,921	$10,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	737
Stock-based compensation	1,108	1,239
Deferred income tax	4	(39)
Net foreign currency effect	(224)	(165)
Provision of loss (net recoveries) on accounts receivable and refund reserve	30	121
Changes in operating assets and liabilities:
Accounts receivable	756	(258)
Prepaid income taxes	84	(461)
Prepaid expenses, deposits and other	(702)	464
Accounts payable	2,134	430
Merchant payables	(5,053)	(3,348)
Accrued expenses and other	859	372
Deferred revenue	2,363	1,790
Income tax payable	(2,583)	593
Other liabilities	273	1,381
Net cash provided by operating activities	4,209	13,257
Cash flows from investing activities:
Purchases of property and equipment	(49)	(129)
Net cash used in investing activities	(49)	(129)
Cash flows from financing activities:
Repurchase of common stock	(12,964)	(16,605)
Exercise of stock options and taxes paid for net share settlement of equity awards	(104)	(592)
Net cash used in financing activities	(13,068)	(17,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	415	(214)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,493)	(4,283)
Cash, cash equivalents and restricted cash at beginning of period	17,740	16,389
Cash, cash equivalents and restricted cash at end of period	$9,247	$12,106
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$3,612	$1,472
Right-of-use assets obtained in exchange for lease obligations—operating leases	$321	$1,273
Cash paid for amounts included in the measurement of lease liabilities	$2,664	$2,547
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$129	$160

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, June 30, 2025	11,081	111	—	—	(9,537)	—	7,934	(5,576)	(7,068)	4,987	(2,081)
Stock-based compensation expense	—	—	—	399	—	—	—	—	399	—	399
Repurchase of common stock (1)	—	—	(1,560)	—	—	—		—	(1,560)	—	(1,560)
Retirement of treasury stock	(149)	(2)	1,560	(399)	—	—	(1,159)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—	—	—	—	—	—	—	—	—	—
Account receivable from shareholder	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(20)	(20)	—	(20)
Net income	—	—	—	—	—	—	150	—	150	29	179
Balances, September 30, 2025	10,932	$109	$—	$—	$(9,537)	$—	$6,925	$(5,596)	$(8,099)	$5,016	$(3,083)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2024	12,402	124	—	—	(9,537)	(1,753)	17,083	(4,951)	966	4,679	5,645
Stock-based compensation expense	—	—	—	456	—	—	—	—	456	—	456
Repurchase of common stock	—	—	(6,198)	—	—	—	—	—	(6,198)	—	(6,198)
Retirement of treasury stock	(553)	(5)	6,198	(121)	—	—	(6,072)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	31	—	—	(335)	—	—	—	—	(335)	—	(335)
Account receivable from shareholder	—	—	—	—	—	(176)	—	—	(176)	—	(176)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(128)	(128)	—	(128)
Net income	—	—	—	—	—	—	3,184	—	3,184	72	3,256
Balances, September 30, 2024	11,880	$119	$—	$—	$(9,537)	$(1,929)	$14,195	$(5,079)	$(2,231)	$4,751	$2,520

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2024	11,836	118	—	—	(9,537)	—	14,284	(5,327)	(462)	4,815	4,353
Stock-based compensation expense	—	—	—	1,108	—	—	—	—	1,108	—	1,108
Repurchase of common stock (1)	—		(13,092)	—	—	—	—	—	(13,092)	—	(13,092)
Retirement of treasury stock	(912)	(9)	13,092	(1,004)	—	—	(12,079)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—	—	(104)	—	—	—	—	(104)	—	(104)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(269)	(269)	—	(269)
Net income	—	—	—	—	—	—	4,720	—	4,720	201	4,921
Balances, September 30, 2025	10,932	$109	$—	$—	$(9,537)	$—	$6,925	$(5,596)	$(8,099)	$5,016	$(3,083)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	13,575	136	—	439	(9,537)	(1,753)	19,508	(4,607)	4,186	4,697	8,883
Stock-based compensation expense	—	—	—	1,239	—	—	—	—	1,239	—	1,239
Repurchase of common stock	—	—	(16,764)	—	—	—	—	—	(16,764)	—	(16,764)
Retirement of treasury stock	(1,753)	(17)	16,764	(1,087)	—	—	(15,660)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	58	—	—	(591)	—	—	—	—	(591)	—	(591)
Account receivable from shareholder	—	—	—	—	—	(176)	—	—	(176)	—	(176)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(472)	(472)	—	(472)
Net income	—	—	—	—	—	—	10,347	—	10,347	54	10,401
Balances, September 30, 2024	11,880	$119	$—	$—	$(9,537)	$(1,929)	$14,195	$(5,079)	$(2,231)	$4,751	$2,520
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
Through our website, e-mails, iOS and Android apps, and on social media platforms, we provide our members Club Offers that represent outstanding travel, entertainment, and lifestyle experiences. Offers are rigorously vetted and negotiated for travel enthusiasts by Travelzoo’s deal experts around the globe. We work in partnership with thousands of top travel suppliers—our long-standing relationships give us access to irresistible deals.
Our reported revenue consists of advertising and commerce revenues, derived from and generated in connection with purchases made by Travelzoo members, and membership fees.
We are developing Travelzoo META, a subscription service that is intended to provide Metaverse travel experiences, with discipline.
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. ("Azzurro"). Azzurro is the Company’s largest shareholder, and as of September 30, 2025, holds approximately 34.7% of the Company's outstanding shares.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and applies to our FY25 year-end reporting. We are currently evaluating the impact of this standard and will include the required income tax disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires more detailed disclosure for expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our disclosures.
(c) Significant Accounting Policies
Below is a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenue Recognition
The Company follows ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), under which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenue consists of (1) advertising and commerce revenues, derived from and generated in connection with purchases made by Travelzoo members, (2) membership fees and (3) other.
Advertising and Commerce Revenues
Advertising revenues are generated from the publishing of travel and entertainment offers on the Travelzoo website, in emails, on social media platforms and through the Travelzoo Network. The Company also generates transaction-based commerce revenues in the form of commissions from sales of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform, and sales of pre-purchased vouchers or hotel inventory.
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
For transaction-based advertising revenues, including from products such as Local Deals and Getaways voucher sales, hotel platform bookings and vacation package sales, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis). Accordingly, the Company reports transaction-based advertising revenues on a net basis, as third-party suppliers are primarily responsible for fulfilling the underlying good or service, which the Company does not control prior to its transfer to the customer.
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
Deferred Revenues
Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2024, $2 million was recorded as deferred revenue for Jack's Flight Club, of which $2 million was recognized in the nine months ended September 30, 2025, and $4.5 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $3 million was recognized as revenue in the nine months ended September 30, 2025. As of September 30, 2025, deferred revenue was $9 million, of which $2.3 million was for Jack's Flight Club, and $6.7 million was for Travelzoo North America and Travelzoo Europe.
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
As of September 30, 2025, the Company had approximately $2.9 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $173,000 for these unredeemed vouchers as of September 30, 2025, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2024, the Company had approximately $4.1 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $144,000 for these unredeemed vouchers as of December 31, 2024, as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $11.8 million as of September 30, 2025 is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2024 and no impairment charge was identified in connection with the annual impairment test. The Company did not identify any indicators of impairment during the nine months ended September 30, 2025.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of September 30, 2025 and December 31, 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of September 30, 2025, the Company had merchant payables of $11.8 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the condensed consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $11.4 million at September 30, 2025. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of September 30, 2025, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of September 30, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$8,491	$17,064
Restricted cash	756	676
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$9,247	$17,740
The Company’s restricted cash was included in noncurrent assets as of September 30, 2025 and December 31, 2024.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Travelzoo	$150	$3,184	$4,720	$10,347
Denominator:
Weighted average common shares—basic	10,987	12,176	11,585	12,851
Effect of dilutive securities: stock options	226	210	389	184
Weighted average common shares—diluted	11,213	12,386	11,974	13,035

Net income per share —basic	$0.01	$0.26	$0.41	$0.81

Net income per share—diluted	$0.01	$0.26	$0.39	$0.79
For the three months ended September 30, 2024, options to purchase 612,500 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.  No options were excluded for the three months ended September 30, 2025.
Note 3: Acquisitions
Intangible Assets
The following table represents the carrying value and estimated useful lives of intangible assets from acquisitions (in thousands):

	Carrying Value	Estimated Life (Years)
Customer relationships (Jack’s Flight Club)	$3,500	5.0
Trade name (Jack’s Flight Club)	2,460	indefinite
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
The Company performed an annual impairment test as of October 31, 2024 and did not identify any indicators of impairment for the year ended December 31, 2024. As of date, no indicators of impairment have been identified for the period ended September 30, 2025.
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended September 30, 2025 and 2024 (in thousands):

	Jack’s Flight Club	Secret Escape Spain	Secret Escape U.S.
Intangible assets—December 31, 2023	1,710	186	195
Amortization of intangible assets with definite lives	(75)	(48)	(195)
Intangible assets—March 31, 2024	1,635	138	—
Amortization of intangible assets with definite lives	(59)	(28)	—
Intangible assets—June 30, 2024	1,576	110	—
Amortization of intangible assets with definite lives	(58)	(37)	—
Intangible assets—September 30, 2024	1,518	73	—
Amortization of intangible assets with definite lives	(58)	(35)	—
Intangible assets—December 31, 2024	1,460	38	—
Amortization of intangible assets with definite lives	(3)	(24)	—
Intangible assets—March 31, 2025	1,457	14	—
Amortization of intangible assets with definite lives	(2)	(14)	—
Intangible assets—June 30, 2025	$1,455	$—	$—
Amortization of intangible assets with definite lives	(3)	—	—
Intangible assets—September 30, 2025	$1,452	$—	$—
Amortization expense for acquired intangibles was $2,000 and $95,000 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for acquired intangibles was $46,000 and $500,000 for the nine months ended September 30, 2025 and 2024, respectively.
Expected future amortization expense of acquired intangible assets as of September 30, 2025 is as follows (in thousands):

Years ending December 31,
2025	2
$2
The Company performed its annual impairment testing of the Jack's Flight Club trade name as of October 31, 2024 using a relief from royalty method. No impairment was identified in 2024. As of September 30, 2025, the carrying value of the trade name was $1.5 million. The Company did not identify any indicators of impairment during the nine months ended September 30, 2025.

Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of September 30, 2025 and December 31, 2024. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
The Company leases office space in Canada, Germany, Spain, the U.K., and the U.S. under operating leases. Our leases have remaining terms ranging from less than one year to up to five years. The Company maintains standby letters of credit (“LOC”) to serve as collateral issued to certain of the landlords. The LOCs are collateralized with cash which is included in the line item “Restricted cash” in the Condensed Consolidated Balance Sheets.
Rent expense was $746,000 and $675,000 for the three months ended September 30, 2025 and 2024, respectively. See Note 10–Leases for more information.
The Company has purchase commitments aggregating approximately $0.9 million as of September 30, 2025, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the UK.
For the three months ended September 30, 2025 and 2024, the Company’s reported effective income tax rate was 58% and 26%, respectively. This increase of the Company’s reported effective income tax rate is primarily due to a decrease in operating profit. For the nine months ended September 30, 2025 and 2024, the Company’s reported effective income tax rate was 30% and 27%, respectively.
As of September 30, 2025, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $941,000.
The Company maintains a reserve for potential liabilities for uncertain tax positions. As of September 30, 2025, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s reported income if realized and recognized.
The Company’s policy is to include provisions for interest and penalties related to uncertain and unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2025 and December 31, 2024, the Company had approximately $1.4 million and $1.1 million in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2020 and forward and is subject to California tax examinations for years after 2019.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We have assessed the legislation and its effect on our consolidated financial statements. The enactment of the OBBBA Act did not have a material impact during the three-month period ended September 30, 2025. We will continue to monitor any future guidance or legislative developments related to the OBBBA Act to assess its potential implications on our tax position.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$(5,576)	$(4,951)	$(5,327)	$(4,607)
Other comprehensive loss due to foreign currency translation, net of tax	(20)	(128)	(269)	(472)
Ending balance	$(5,596)	$(5,079)	$(5,596)	$(5,079)
There were no amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024. Accumulated other comprehensive loss consists of foreign currency translation gain or loss.
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
On January 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in January 2026. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of September 30, 2025, 12,500 options were vested and outstanding. Total stock-based compensation related to this option grant of $0 and $36,000 was recorded in general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation related to this grant was fully expensed in 2024.
On March 3, 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of September 30, 2025, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
On June 1, 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on September 30, 2025 with vesting based on both time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. Total stock-based compensation related to this option grant of $89,000 and was recorded in sales and marketing expenses for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, 41,667 options were vested and outstanding. As of September 30, 2025, there was approximately $0 of unrecognized stock-based compensation expense relating to these options.

On March 8, 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. In 2025, 25,000 options were exercised and 7,890 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of September 30, 2025, 100,000 options were outstanding and 25,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 was recorded in general and administrative expenses for each the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $174,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years.
On March 28, 2024, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. This grant was approved at the 2024 Annual Meeting of Stockholders. As of September 30, 2025, 600,000 options were outstanding and 450,000 of these options were vested. Total stock-based compensation related to this option grant of $305,000 was recorded in general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $305,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.
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
On April 29, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. The Company repurchased 600,000 shares and 352,679 shares of common stock for an aggregate purchase price of $5.0 million and $3.8 million, respectively, for the second and third quarter of 2024, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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
During the three months ended September 30, 2025, the Company repurchased 148,602 shares of common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This completed the share repurchase program authorized on October 23, 2024.

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
For the three months ended September 30, 2025, Travelzoo North America operations comprised 64% of revenues, Travelzoo Europe operations comprised 30% of revenues and Jack's Flight Club comprised 6% of revenues.
The following is a summary of operating results by business segment (in thousands):

Three Months Ended September 30, 2025	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$13,728	$7,036	$1,407	$27	$22,198
Intersegment revenues	503	(471)	(32)	—	—
Total net revenues	14,231	6,565	1,375	27	22,198
Sales and marketing (1)	6,998	4,549	651	—	12,198
Other costs and expenses (2)	6,104	2,655	704	48	9,511
Operating profit (loss)	$1,128	$(640)	$20	$(20)	$488
Other income, net					(64)
Income from continuing operations before income taxes					424

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

Three Months Ended September 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$12,846	$6,021	$1,198	$33	$20,098
Intersegment revenues	(24)	(3)	27	—	—
Total net revenues	12,822	6,018	1,225	33	20,098
Sales and marketing (1)	4,557	3,038	511	145	8,251
Other costs and expenses (2)	5,115	1,952	687	48	7,802
Operating profit (loss)	$3,150	$1,028	$27	$(160)	$4,045
Other income, net					359
Income from continuing operations before income taxes					4,404
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $331,000 and $0, respectively.

Nine Months Ended September 30, 2025	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$44,296	$20,745	$4,140	$64	$69,245
Intersegment revenues	1,196	(1,084)	(112)	—	—
Total net revenues	45,492	19,661	4,028	64	69,245
Sales and marketing (1)	19,400	13,101	1,877	—	34,378
Other costs and expenses (2)	18,551	7,856	1,963	145	28,515
Operating profit (loss)	$7,541	$(1,296)	$188	$(81)	$6,352
Other income, net					727
Income from continuing operations before income taxes					7,079
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $1 million and $0, respectively.

Nine Months Ended September 30, 2024	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$41,134	$18,605	$3,397	88	$63,224
Intersegment revenues	50	26	(76)	—	—
Total net revenues	41,184	18,631	3,321	88	63,224
Sales and marketing (1)	$15,107	$9,429	$1,393	$280	26,209
Other costs and expenses (2)	$14,772	$6,280	$2,034	$282	23,368
Operating profit (loss)	$11,305	$2,922	$(106)	$(474)	$13,647
Other income, net					674
Income from continuing operations before income taxes					14,321

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $1 million and $0, respectively.

A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
For the three months ended September 30, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Advertising and Commerce	$18,580	$18,619	$60,135	$59,426
Membership Fees	3,591	1,446	9,047	3,711
Other	27	33	63	87
Total revenues	$22,198	$20,098	$69,245	$63,224

The following table sets forth revenues for individual countries that comprised 10% or more of total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
United States	$13,282	$11,666	$42,712	$37,242
United Kingdom	4,888	5,199	14,639	15,569
Rest of the world	4,028	3,233	11,894	10,413
Total revenues	$22,198	$20,098	$69,245	$63,224

Note 10: Leases
The Company has operating leases for real estate and certain equipment. The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. under operating leases. Our leases have remaining lease terms ranging from less than one year to up to five years. Certain leases include one or more options to renew. All of our leases qualify as operating leases.
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$569	$536	$1,699	$1,597
Short-term lease cost	160	137	438	408
Variable lease cost	109	154	339	370
Total lease cost	$838	$827	$2,476	$2,375
Cash payments against the operating lease liabilities totaled $2.7 million and $2.5 million for the nine months ended September 30, 2025 and 2024. ROU assets obtained in exchange for lease obligations was $321,000 and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$4,540	$5,655

Liabilities:
Operating lease liabilities	$2,058	$2,472
Long-term operating lease liabilities	4,494	5,646
Total operating lease liabilities	$6,552	$8,118

Weighted average remaining lease term (years)	3.91	4.43
Weighted average discount rate	4.4%	4.8%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$918
2026	2,178
2027	1,462
2028	1,462
2029	1,452
Thereafter	225
Total lease payments	7,697
Less interest	(1,145)
Present value of operating lease liabilities	$6,552

Note 11: Non-Controlling Interest
The Company’s condensed consolidated financial statements include Jack’s Flight Club where the Company has operating control but owns 60% of the equity interest.
The non-controlling interest for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

Non-controlling interest—December 31, 2023	4,697
Net income attributable to non-controlling interest	(11)
Non-controlling interest—March 31, 2024	4,686
Net income attributable to non-controlling interest	(7)
Non-controlling interest—June 30, 2024	4,679
Net income attributable to non-controlling interest	72
Non-controlling interest—September 30, 2024	4,751
Net income attributable to non-controlling interest	64
Non-controlling interest—December 31, 2024	4,815
Net income attributable to non-controlling interest	93
Non-controlling interest—March 31, 2025	4,908
Net income attributable to non-controlling interest	79
Non-controlling interest—June 30, 2025	4,987
Net income attributable to non-controlling interest	29
Non-controlling interest—September 30, 2025	$5,016
Note 12: Related Party Transactions
Stock Purchase Agreement between Travelzoo and Azzurro
In connection with the development of Travelzoo META, on December 28, 2022, the Company acquired MTE, a wholly owned subsidiary of Azzurro Capital Inc., and also completed a private placement of newly issued shares. As of September 30, 2025, Azzurro Capital Inc. and Ralph Bartel owned approximately 34.7% of the Company’s outstanding shares. See Note 3: Acquisitions in the condensed consolidated financial statements for further information.
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
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the "Consulting Agreement"). The Consulting Agreement was amended and renewed, effective July 1, 2025. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, advisory on talent search, strategic advisory to IT and brand strategy and public relations support. For the three months ended September 30, 2025, the fees payable to Mr. Bartel, including the reimbursement of travel expenses, pursuant to the Consulting Agreement totaled $72,000, included within General and administrative expenses.

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
Through its websites, e-mails newsletters, iOS and Android apps, and on social media platforms, Travelzoo provides members information and access to exclusive discounted travel, entertainment, and local offers and experiences. Offers are researched, negotiated, and personally selected by Travelzoo’s deal experts around the globe. Offers are sourced from more than 5,000 top travel and entertainment partners.
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
As of September 30, 2025 and December 31, 2024, the Company had approximately $2.9 million and $4.1 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $173,000 and $144,000 as of September 30, 2025 and December 31, 2024, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the condensed consolidated statements of operations, and accrued expense and other on the condensed consolidated balance sheet.
Merchant payables of $11.8 million as of September 30, 2025 related to unredeemed vouchers is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
The "Membership Fees" category consists of subscription fees paid by Travelzoo Club Members and Jack's Flight Club Premium members. Travelzoo membership has historically been free, however, on January 1, 2024, the Company introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.
The "Other" category consists of licensing fees from license agreements, and revenue generated from MTE, including but not limited to sales from the retail business originally operated by MTE and acquired and maintained by the Company following the acquisition of MTE.
Trends in Our Business
Revenues from local businesses have been and may continue to decline over time due to market conditions driven by competition and declines in consumer demand. In the years prior to the COVID pandemic, we saw a decline in the number of vouchers sold and a decrease in the average commission rate earned by us from the merchants for vouchers sold. However, during the global pandemic, we saw an increase in demand by consumers for fully refundable travel options, which led to a slight reversal of this trend and an increase in the sale of Getaways hotel vouchers (although demand for restaurants and spas continued to be low). With the ending of the pandemic, the importance of fully refundable travel options decreased (and we also shifted to offering a surcharge for full refundability), and the trend is therefore returning to pre-pandemic patterns.
Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and increase activity on our websites by acquiring traffic from Internet search and social media companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024, we have been adjusting our member acquisition practices to ensure that we pursue a strategy of efficient growth. We initially reduced our expenditures on acquiring members as we tested new strategies for efficacy. Having now been able to achieve in certain cases a one quarter payback period to acquire a paying member, we have now increased and plan to further increase these expenditures to grow our paid membership and engagement with our products. We will continue to invest for so long as we are able to maintain efficiency. We do not know if we will be able to maintain efficiency or continue efficiently growing through member acquisition. We continue to see a shift in users accessing our services through mobile devices and social media and, therefore, anticipate continuing to address these growing channels through additional investments.
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
We do not know what our cost of revenues as a percentage of revenues will be in future periods. Our cost of revenues may change in relation to volume and terms with third-party partners of the Travelzoo Network, the incurrence of merchant processing fees from the sale of vouchers for Local Deals and Getaways, changes in refund request trends, pre-purchasing of voucher inventory and provisioning of customer service. With the transition to paid membership, we regularly review the classification of cost of revenues and operating expenses. We expect fluctuations in cost of revenues as a percentage of revenues from quarter to quarter. Some of the fluctuations may be significant and may have a material impact on our results of operations.
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Changes in the average cost per acquisition of new members impacts our advertising expenses and sales and marketing expenses as a percentage of revenue, and are not readily predictable. With the introduction of membership fees in 2024, we expect the cost of acquiring new paying members to increase significantly, as compared with the cost of acquiring non-paying members prior to 2024. We have found efficiencies in member acquisition gained through careful testing and optimizing throughout 2024 and the beginning of 2025 and we hope that we will be able to continue to scale. However, in the future, there may be a significant number of members that cancel or we may cancel their memberships for various reasons, which may prompt us to spend more on member acquisition in order to replace lost members. We also cannot predict seasonality and the potential increase of advertising rates by third party channels, which would impact the efficiency of our member acquisition activities.
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
We do not know what our product development expenses as a percentage of revenue will be in future periods. We expect to increase investment in our products in connection with building out and refining the value proposition of the Travelzoo club membership. There may be fluctuations that have a material impact on our results of operations. Product development changes may lead to reductions of revenue based on changes in receptivity of our offerings to our member audience and advertiser clients. We expect our efforts in developing products and services will continue to be a focus in the future, which may lead to increased product development expenses. Increases in expense may result from costs related to third-party technology service providers and software licenses, headcount and the use of professional services.
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
Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	20.4	12.7	19.0	12.2
Gross profit	79.6	87.3	81.0	87.8
Operating expenses:
Sales and marketing	54.9	41.0	49.6	41.5
Product development	2.8	3.0	2.8	2.8
General and administrative	19.7	23.2	19.4	21.9
Total operating expenses	77.4	67.2	71.8	66.2
Operating income	2.2	20.1	9.2	21.6
Other income, net	(0.3)	1.8	1.0	1.1
Income from continuing operations before income taxes	1.9	21.9	10.2	22.7
Income tax expense	1.1	5.7	3.1	6.2
Net income	0.8	16.2	7.1	16.5
Net income attributable to non-controlling interest	0.1	0.4	0.3	0.1
Net income attributable to Travelzoo	0.7%	15.8%	6.8%	16.4%
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Advertising and Commerce	$18,580	$18,619	$60,135	$59,426
Membership Fees	3,591	1,446	9,047	3,711
Other	27	33	63	87
Total revenues	$22,198	$20,098	$69,245	$63,224
Advertising and Commerce
Advertising and Commerce revenue decreased by $39,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024. This decrease was primarily driven by a $1.3 million decrease in Top 20 and Newsflash and a $201,000 decrease in hotel platform commission revenue which was partially offset by $1.5 million increase in revenues from Getaways and Local Deals vouchers purchases.
Advertising and Commerce revenue increased by $709,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. This increase was primarily driven by $3.6 million increase in revenues from Getaways vouchers purchases which was partially offset by a $1.9 million decrease in hotel platform and other commission revenue and a $0.4 million decrease in cost per click revenue.
Membership Fees
Revenues from Membership fees increased $2.1 million for the three months ended September 30, 2025 from the three months ended September 30, 2024 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Revenues from Membership fees increased $5.3 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due to the increase of subscription fees paid by Travelzoo and Jack's Flight Club members.
Other
Revenues from Other decreased $6,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the decrease revenue from the retail and fashion business.
Revenues from Other decreased $24,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the decrease revenue from the retail and fashion business.
Cost of Revenues
Cost of revenues consists primarily of network expenses related to powering the Company's websites, database services, sending e-mails, amortization of capitalized website development costs, software and license expenses, publishing fees to partners of the Travelzoo Network, costs incurred upon the sale of pre-purchased vouchers and other products, including directly attributable member services (call center), cost of certain membership benefits that are considered integral to the contractual obligation to Club Members, and fees to payment processors. Cost of revenues was $4.5 million and $2.5 million, respectively, for the three months ended September 30, 2025 and 2024. Cost of revenues was $13.1 million and $7.7 million, respectively, for the nine months ended September 30, 2025 and 2024.
Cost of revenues increased $2.0 million for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Cost of revenues increased $5.4 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $12.2 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses were $34.4 million and $26.2 million for the nine months ended September 30, 2025 and 2024, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended September 30, 2025 and 2024, advertising expenses accounted for 26% and 14%, respectively, of the total sales and marketing expenses. For the nine months ended September 30, 2025 and 2024, advertising expenses accounted for 22% and 12%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media platforms.
Sales and marketing expenses increased $4.0 million for the three months ended September 30, 2025 from the three months ended September 30, 2024. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Sales and marketing expenses increased $8.1 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Product Development

Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $631,000 and $594,000 for the three months ended September 30, 2025 and 2024, respectively. Product development expenses were $2 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Product development expenses increased $37,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the increase in salary expense.
Product development expenses increased $200,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the increase in salary expense.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.4 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses were $13.4 million and $13.9 million for the nine months ended September 30, 2025 and 2024, respectively.
General and administrative expenses decreased $302,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to a $175,000 decrease in salary expense and a $193,000 decrease in bad debt.
General and administrative expenses decreased $455,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to $335,000 decrease in professional services expenses and $257,000 decrease in legal expense, offset partially by $196,000 increase in office expenses.
Other Income (loss), net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for COVID-related pandemic relief, interest income and interest expense. Other income (loss), net was ($64,000) and $359,000, respectively, for the three months ended September 30, 2025 and 2024. Other income, net was $727,000 and $674,000, respectively, for the nine months ended September 30, 2025 and 2024.
Other income (loss), net decreased $423,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the interest income and foreign exchange transactions loss.
Other income, net increased $53,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the release of JFC VAT liabilities after a four-year statute of limitations and foreign exchange transactions gains.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $245,000 and $1.1 million, respectively, for the three months ended September 30, 2025 and 2024. Our effective tax rate from continuing operations was 58% and 26%, respectively, for the three months ended September 30, 2025 and 2024. The Company’s effective tax rate for the three months ended September 30, 2025 changed from the three months ended September 30, 2024 primarily due to a higher interest expense related to unrecognized tax positions in the three months ended September 30, 2025. Income tax expense was $2.2 million and $3.9 million, respectively, for the nine months ended September 30, 2025 and 2024. The Company’s effective tax rate from continuing operations was 30% and 27% for the nine months ended September 30, 2025 and 2024.
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
Travelzoo North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$14,231	$12,822	$45,492	$41,184
Operating profit	$1,128	$3,150	$7,541	$11,305
Operating profit as a % of revenue	7.9%	24.6%	16.6%	27.4%
North America revenues increased by $1.4 million for the three months ended September 30, 2025 from the three months ended September 30, 2024. This increase was primarily due to the increase in paid membership fees and Getaway vouchers. North America expenses increased by $3.4 million for the three months ended September 30, 2025 from the three months ended September 30, 2024. The increase was primarily due to a $1.3 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the three months ended September 30, 2025, and a $1.7 million increase in member acquisition costs.
North America revenues increased by $4.3 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. This increase was primarily due to the increase in paid membership fees and Getaway vouchers. North America expenses increased by $8.1 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The increase was primarily due to a $3.9 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the nine months ended September 30, 2025, and a $3.3 million increase in member acquisition costs.
Travelzoo Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$6,565	$6,018	$19,661	$18,631
Operating profit (loss)	$(640)	$1,028	$(1,296)	$2,922
Operating profit (loss) as a % of revenue	(9.7)%	17.1%	(6.6)%	15.7%
Europe revenues increased by $547,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024. The increase was primarily due to the increase in paid membership fees. Europe expenses increased by $2.2 million for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to $833,000 in member acquisition costs, a $569,000 increase in cost of revenue related to the purchase of vouchers and gift cards which were sold during the three months ended September 30, 2025, and a $269,000 increase in salary and related expenses.
Europe revenues increased by $1 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The increase was primarily due to the increase in paid membership fees. Europe expenses increased by $5.2 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to $1.6 million in member acquisition costs, a $1.4 million increase in cost of revenue related to the purchase of vouchers and gift cards which were sold during the three months ended September 30, 2025, and a $1.1 million increase in salary and related expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $41,000 for the three months ended September 30, 2025 and positively impacted our local currency income from our operations in Europe by approximately $31,000 for the three months ended September 30, 2024. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $31,000 for the nine months ended September 30, 2025 and positively impacted our local currency income from our operations in Europe by approximately $84,000 for the nine months ended September 30, 2024.

Jack’s Flight Club

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$1,375	$1,225	$4,028	$3,321
Operating profit (loss)	$20	$27	$188	$(106)
Operating profit (loss) as a % of revenue	1.5%	2.2%	4.7%	(3.2)%
Jack’s Flight Club revenues increased by $150,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 due to the increase of subscription fees paid by the members. Jack’s Flight Club expenses increased by $140,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the increase in advertising expenses.
Jack’s Flight Club revenues increased by $707,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due to the increase of subscription fees paid by the members. Jack’s Flight Club expenses increased by $413,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the increase in advertising expenses.
New Initiatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues	$27	$33	$64	$88
Operating loss	$(20)	$(160)	$(81)	$(474)
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META, Metaverse experience scouting and development business and the retail and fashion business acquired with MTE. New Initiatives revenues decreased $6,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the decrease in the retail and fashion business. New Initiatives segment expenses decreased by $145,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to the decrease in salary and related expenses.
New Initiatives revenues decreased $24,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the decrease in the retail and fashion business. New Initiatives segment expenses decreased by $417,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to the decrease in salary and related expenses.
Liquidity and Capital Resources
As of September 30, 2025, we had $8.5 million in cash and cash equivalents, of which $6.1 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional foreign withholdings taxes in certain circumstances. We also had $756,000 in restricted cash held in the U.S. and U.K. as of September 30, 2025.
Cash, cash equivalents and restricted cash decreased $8.5 million from $17.7 million as of December 31, 2024 to $9.2 million as of September 30, 2025, primarily due to $13 million cash used to repurchase common stock, offset partially by $4.2 million cash provided by operating activities.

As of September 30, 2025, we had merchant payables of $11.8 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $11.4 million. Payables to merchants are generally due upon redemption of vouchers. As of September 30, 2025, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of redemption activity, we expect that cash on hand as of September 30, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$4,209	$13,257
Net cash used in investing activities	(49)	(129)
Net cash used in financing activities	(13,068)	(17,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	415	(214)
Net decrease in cash, cash equivalents and restricted cash	$(8,493)	$(4,283)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2025 was $4.2 million, which primarily consisted of net income of $4.9 million, $1.2 million increase in non-cash items and $884,000 decrease in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.1 million for stock-based compensation and $239,000 for depreciation and amortization. The decrease in cash from changes in operating assets and liabilities was primarily due to $5.1 million decrease in merchant payables, offset partially by $2.4 million increase in deferred revenue and $2.1 million increase in accounts payable.
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
Cash paid for income tax, net of refunds received, during the nine months ended September 30, 2025 and 2024 was $3.6 million and $1.5 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $49,000 and $129,000, respectively. The cash used in investing activities for the nine months ended September 30, 2025 consisted of purchases of property and equipment.
Net cash used for financing activities for the nine months ended September 30, 2025 was $13 million which primarily consisted of the repurchase of common stock of $13 million. Net cash used for financing activities for the nine months ended September 30, 2024 was $16.6 million which primarily consisted of the repurchase of common stock.
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
We also have contingencies related to net unrecognized tax benefits, including interest and penalties, of approximately $23.9 million as of September 30, 2025. See “Note 5: Income Taxes” to the accompanying unaudited condensed consolidated financial statements for further information.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO), Financial Controller, North America, General Counsel and Head of Global Functions and other supporting Finance staff), as of September 30, 2025, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our Global CEO, Financial Controller, North America and General Counsel and Head of Global Functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Because we recognize revenue from subscriptions for our club membership over the term of the subscription, downturns or upturns may not be immediately reflected in our operating results.
We generally recognize membership revenue ratably over the terms of their agreements, which are typically one year. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns or declines in conversion or retention rates, may not be fully apparent or reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 148,602 shares of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
July 1, 2025 – July 31, 2025	100,000	$10.47	100,000	48,602
August 1, 2025 – August 31, 2025	48,602	$10.25	48,602	—
September 1, 2025 – September 30, 2025	—	$—	—	—
	148,602		148,602
On October 23, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the three months ended September 30, 2025, the Company repurchased 148,602 shares of common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This completed the share repurchase program authorized on October 23, 2024.
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

Date: November 10, 2025