Form 10-K
period 2025-12-31
TRAVELZOO
filed 2026-03-11
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-K
______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's common stock, as reported on the NASDAQ Global Select Market, was $88,813,773.
The number of shares of the Registrant's common stock outstanding as of March 9, 2026 was 10,932,337 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
Item 1. Business
Overview
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. We operate Travelzoo®, the club for travel enthusiasts, Jack’s Flight Club®, and Travelzoo META. We reach 30 million travelers. Club Members, who pay a membership fee, receive Club Offers negotiated and rigorously vetted by our deal experts around the globe. Our relationships with thousands of top travel suppliers—give us access to irresistible deals. Our club and its benefits are built around the lifestyle of a travel enthusiast.
Travelzoo attracts a high-quality audience of travel enthusiasts across multiple digital platforms, including email, websites, social media and mobile applications. We have over 4.7 million social media followers on Facebook, Instagram, X and WeChat and, to date, our iOS and Android mobile applications have been downloaded 8.1 million times.
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
Thousands of travel and local providers use our advertising and marketing services.
The Company generates revenue from advertising and commerce, membership fees, and other sources.
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
Membership fee revenue consists of subscription fees paid by Travelzoo and Jack's Flight Club. Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. On January 1, 2026, we increased the annual membership fee to $50 for new members in the United States only. For existing Club Members, the new pricing will apply from the next renewal of their membership after February 1, 2026. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.
Other revenue consists of licensing fees from license agreements, as well as the retail business originally operated by Metaverse Travel Experiences LLC ("MTE") and acquired and maintained by the Company following the acquisition of MTE.

We also license Travelzoo products, services and intellectual property to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to quarterly royalty payments based on a percentage of net revenue. The Company recognized $68,000 and $71,000 in royalties in 2025 and 2024, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
The Company has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain, and the UK. Jack’s Flight Club consists of subscription revenue from premium members to access and receive flight deals via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, Travelzoo META and MTE. For the year ended December 31, 2025, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 28% of revenues and Jack’s Flight Club operations comprised 6% of revenues.
Our principal business office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022.
As of December 31, 2025, there were 10,932,337 shares of common stock outstanding.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder and, as of December 31, 2025, holds approximately 33.5% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and did not hold any of the Company's outstanding shares as of December 31, 2025.
Travelzoo is listed on the NASDAQ Global Select Market under the symbol “TZOO.”
Our Industry
According to the World Travel & Tourism Council (WTTC), the global Travel & Tourism industry experienced significant growth in 2025, reaching historic record-breaking levels. The global sector's total economic contribution grew about 7% year-over-year in 2025, reaching $11.7 trillion (approximately 10% of global GDP). This figure includes direct, indirect and induced contributions to global GDP and reflects a continued recovery and expansion of travel and tourism worldwide. The WTTC forecasts that the global value of Travel & Tourism will grow by over 50% in the coming decade, expanding the industry’s value, contribution to GDP and employment. The United States was revealed as the world’s most powerful Travel & Tourism market, with Germany, the United Kingdom and France in the third, fifth and sixth spots, respectively.
Our mission, as the club for travel enthusiasts, is to provide our members with the highest quality information about the best travel, entertainment and local offers and to provide unique benefits designed to support the lifestyle of a travel enthusiast. Based upon this outlook for the travel industry, and our presence in the United States, Germany, the United Kingdom and France, we believe we are well positioned to continue pursuing our mission and growing our business.
Digital Advertising
Digital advertising, the primary means by which we operate, has been growing continuously. According to Zenith, online advertising continues to lead as the fastest growing category of advertising. Digital channels were forecast to account for 59% of total global ad spend in 2025, reflecting annual growth of about 6.8%. Zenith projected that, going forward, digital advertising would keep expanding its share. Although traditional media outlets such as print (magazines and newspapers), television and radio continue to be another medium for travel, entertainment and local providers to advertise offers, the percentage spent on advertising in these traditional media outlets has been decreasing.
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
In recent years, digital advertising has shifted towards social media. Social media ad spend continues to grow strongly, reaching approximately $247 billion in 2024, according to WARC Media. This represented a significant year-on-year increase of 14.3%. Key drivers of the spend in 2024 were Meta, which accounted for roughly 63% of the total global social spend, and formats like TikTok and Instagram Reels (video), which saw explosive growth, with social video spend rising by 20% as brands shifted towards short-form engagement. While email marketing still outperforms social media in conversions and return-on-investment, social media can be better for brand awareness, product discovery and broad audience engagement (e.g., around 51% of consumers say they discover new products through social ads). Companies are increasingly viewing social platforms as core advertising channels.
While we have always had a strong presence on social media and offered advertising opportunities to our partners via various channels, we believe it is important to note the shift towards social media and the importance to provide a multi-channel solution to clients and partners that includes comprehensive social media support, in addition to traditional digital advertising channels. We also note the importance of switching formats to video and supporting video throughout the Travelzoo user experience (acquisition, membership, etc.). This has become an integral priority and focus for us.
Subscription Services
Historically, Travelzoo has provided free membership for consumers, while generating revenue from advertising fees and commissions. Upon the acquisition of 60% of Jack’s Flight Club in 2020, we entered the market for paid subscription services, adding another revenue stream to our business. Beginning in 2024, new Travelzoo members are charged an annual fee of $40 (or similar amount in their local currency), with the 2024 annual fee waived for existing members as of December 31, 2023. In 2025, we began to increase the number of Club Members significantly and see positive adoption rates for the paid membership, however, we cannot yet predict whether this will continue at the same or a different rate. On January 1, 2026, we increased the annual membership fee for Travelzoo members in the United States to $50 for new members. For existing members, the new pricing will apply from the next renewal of their membership after February 1, 2026. We are investing in acquiring new Club Members, so long as the return and efficiencies are attractive. We believe that we are currently able to achieve an attractive return on investment (ROI) and payback.
Metaverse
In 2023 we launched Travelzoo META to extend the range of travel, entertainment and local experiences we offer to consumers to the Metaverse. According to Precedence Research, the U.S. Metaverse market in 2025 is estimated at approximately $32 billion of revenue. The market is anticipated to grow rapidly and is forecasted to reach $395 billion by 2034. The Metaverse offers experiences that can be immersive and provide social features, enabling consumers to virtually travel geographically and through space and time. Travelzoo META is exploring options to further develop its service and offerings, including leveraging the capabilities of MTE, which we acquired in December, 2022. We plan to include Metaverse travel experiences as a benefit of Travelzoo club membership in 2026, allowing us to utilize and leverage all we have learned and developed over the past few years for Travelzoo META for the benefit of our Club Members.

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
		24/7		Broad reach, sustained exposure, targeted placements by destination and travel segment	24/7 access to offers, ability to search and browse by destination or keyword

Travelzoo Newsletters	Including the Travelzoo Top 20 and Standalone emails		26.0 million travelers
Travelzoo Top 20	Popular email newsletter listing 20 of the week's most outstanding offers	Weekly		Mass “push” advertising vehicle to quickly stimulate incremental travel and entertainment purchases	Weekly access to 20 outstanding, handpicked offers chosen by our internal deal experts from among thousands

Standalone emails	Regionally targeted email newsletter service, usually with a single newsworthy travel and entertainment offer, which can include Local Deals and Getaways offers	As needed		Regional targeting, 100% share of voice for advertiser, flexible publication schedule	Daily travel and local offers and ideas

Travelzoo Network	A network of third-party websites that list outstanding offers published by Travelzoo	24/7	Over 500 third-party websites	Drives qualified users with substantial distribution beyond the Travelzoo audience	Contextually relevant travel offers that have been handpicked and professionally reviewed by our internal experts

Travelzoo mobile applications	iOS and Android applications that allow users to discover the best travel, entertainment and local offers	On-demand	8.1 million downloads	Allows travel, entertainment and local offers advertisers to reach our audience that is on the go	24/7 access to travel, entertainment and local offers for consumers that are on the go

Jack's Flight Club website	Website available in the U.S, U.K., Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date exceptional airfares to members	24/7	470,000 visitors per month	N/A	24/7 access to alerts, travel advice and guides. Ability to change user settings

Jack's Flight Club mobile application	App available in the U.S, U.K., Germany, Netherlands, Luxembourg, Norway, Sweden, Denmark, Belgium, listing up to date exceptional airfares to members	1–12 per week depending on membership level and region	147,905 sessions per month	N/A	Changed to benefit of premium (paying) members only in Q4 2025

Jack's Flight Club newsletters	Regionally targeted newsletter alerting of outstanding cheap airfares and including articles about travel destinations and other newsworthy travel content. Newsletter includes paid and unpaid subscribers	1–12 per week depending on membership level and region	2.5 million emails per week	N/A	Breaking news flight offers and travel advice

*    For Travelzoo website, Top 20, Standalone emails (which can include Local Deals and Getaways), Travelzoo Network and Travelzoo mobile applications, reach/usage information is based on internal Travelzoo statistics as of December 31, 2025. For Jack’s Flight Club, reach/usage information is based on data from Google Analytics and internal Jack’s Flight Club statistics from the Jack's Flight Club CRM platform as of December 31, 2025.

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
•Multichannel Approach. While email continues to be our primary channel, we pursue a multichannel approach with presence on various social media channels, native ad networks, affiliate networks, paid search and more. This allows advertisers’ offers to reach Travelzoo members where they are spending most of their time online.
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
Club membership has also allowed us to add additional benefits for our members, which empowers them to live the lifestyle of a travel enthusiast. These benefits include, but are not limited to:
•Club Offers: With a true closed user group of highly engaged members, Travelzoo is able to use its negotiating leverage to secure high-quality offers from high-end partners, available only to Club Members. These offers are available only on Travelzoo and cannot be found on other travel sites.
•Member Days: 4x per year, Travelzoo provides access to Club Members only to 48-hour sale events.
•Lounge Access for Delayed Flights: Club Members receive complimentary lounge access in case of a flight delay of one hour or more. This benefit is available for up to three companions and no matter where the Club Member booked the flight.

•Travel Enthusiast HotlineTM: Travelzoo now provides specialized travel assistance services (covering medical, personal and logistical needs) in partnership with Allianz Partners. These services provide support for Club Members whenever and wherever they are traveling.
Jack’s Flight Club’s flight alert newsletters provide members with the best airfares for their chosen departure airports, as sourced by our expert team of flight finders, utilizing technology to search thousands of data points each day and meeting our rigorous quality standards. To maintain their independence, flight alerts are not sponsored by third parties and Jack’s Flight Club does not receive any commissions or payments for content published within the flight alerts.
Advertisers
As of December 31, 2025, our advertiser base included more than 5,000 travel, entertainment and local providers, including airlines, hotels, cruise lines, vacations packagers, tour operators, destinations, car rental companies, travel agents, theater and performing arts groups, restaurants, spas, and activity companies.
As discussed in Note 11–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report and incorporated herein by reference, as of December 31, 2025, the Company did not have any customers that accounted for more than 10% of revenues across Travelzoo North America and Travelzoo Europe. We had one customer that accounted for 10% or more of our total revenues during the years ended December 31, 2024.
Sales and Marketing
As of December 31, 2025, our advertising sales force and sales support staff consisted of 65 employees worldwide. To maintain and expand relationships with partners and suppliers, we attend and sponsor industry conferences and live events, meet with existing and future prospects virtually and in person, and employ public relations to create visibility for our brand.
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
Regulatory Matters
Our business is subject to a significant number of federal, state, local and international laws, rules and regulations applicable to online or digital advertising and commercial email marketing. We are also subject to laws, rules, and regulations regarding data collection, privacy and data security, consumer protection, intellectual property ownership and infringement, sweepstakes and promotions and taxation, among others. We own and operate consumer-facing websites in the various regions in which we operate and are subject to the laws, rules, and regulations of those countries as they impact our operations.
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

Employees
As of December 31, 2025, we had 249 employees. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
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
In the year ended December 31, 2025, we generated consolidated net income of $5 million, of which $4.7 million income was attributable to Travelzoo. In the year ended December 31, 2024, we generated consolidated net income of $13.7 million, of which $13.6 million income was attributable to Travelzoo. We forecast our future expense levels based on our operating plans and our estimates of future revenues. In the future, depending on various factors, including but not limited to, market conditions, changes in the general economy and the travel industry, we may need to cut expenses to preserve profitability or, alternatively, we may find it necessary to significantly accelerate expenditures to acquire Club Members. We may also expand, upgrade and/or add technology and make investments in existing or new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed expectations or cannot be adjusted to reflect slower growth, we may not be profitable.
Fluctuations in our operating results may negatively impact our stock price.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on quarter to quarter comparisons of our results of operations, as they are not considered an indication of future performance. Factors that may affect quarterly results include: level of investment in member acquisition, consumer refund rate; mismatches between resource allocation and client demand due to difficulties in predicting client demand; changes in general economic conditions (perceived or actual) that could impair consumer spending; the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors; our ability to attract, hire and retain key personnel; our ability to maintain merchant and member satisfaction and continue to attract high-quality merchants and members; our ability to manage our planned growth; our ability to encourage member engagement with our products and services and convert non-paying members to Club Members; our ability to encourage renewals and retention of Club Members; and technical difficulties or system downtime.
We may significantly decrease our operating expenses in response to changes in general economic conditions, performance and/or declines in consumer demand. We may significantly increase our operating expenses for a certain period if, among other reasons, we see a unique opportunity to accelerate our acquisition of new members or engagement of existing members. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our operating expenses in response, our operating results would be lower than expected and our stock price may fall.
Expansion of product offerings may result in additional costs that exceed revenue and may trigger additional stock price volatility.

On January 1, 2024, we moved to a paid membership model, with existing Travelzoo members grandfathered in through the end of the year. Since then, we have introduced additional Club Member benefits. In March of 2022, we announced the creation of our Metaverse business. We plan to include Metaverse travel experiences as a benefit of Travelzoo membership in 2026. The voucher product typically has a 14-day refund policy, but we may in the future alter or update the product, including refund windows, or invest in upgraded technology or new technology or products. Such product modifications and expansions may result in an increase in costs in the near-term and an increase in cost structure in the long-term, which may be in excess of incremental revenue. If we are unsuccessful in our efforts to monetize these initiatives, our business and financial results could be adversely affected. If we cannot attract members to our product offerings or our advertisers do not embrace the changes in our product offerings, our financial results could be affected. We can give no assurances that any of our product offerings will yield the benefits we expect and will not result in additional costs.
Our voucher products may be adversely impacted by competition and changing consumer demand for vouchers.
Our Local Deals and Getaways products include the sale of vouchers directly to consumers to advertise promotional offers provided by merchants. In some instances, we pre-purchase vouchers/hotel rooms in bulk. The voucher format may require additional investments to maintain and grow the business. Our vouchers typically have a 14-day refundability period and also have a surcharge option. However, since before 2021, we have seen a general decline in demand for voucher products. It is possible in the future that the Company may strategically move away from offering the surcharge option or vouchers in general, or the Company may invest further in voucher offerings to expand them from a product perspective. While we are continually evolving our strategy, we may not always be successful in doing so and the demand for our vouchers may decline or refund rates may increase and may adversely impact revenues.
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
We perform our impairment test annually in October unless there are events that trigger the need for an interim test. No impairment was identified in connection with the annual impairment test for 2025. The determination of fair value reflects numerous assumptions that are subject to various risks and uncertainties. It requires significant judgments and estimates and actual results could be materially different. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast which may result in additional impairment charges, which could have a material adverse effect on our results of operations.
Our business could be negatively affected by reliance on digital platforms and changes in search engine algorithms or other traffic-generating arrangements.
We rely heavily on our ability to attract and convert users into Club Members through our websites and mobile apps in a cost-effective manner. We utilize digital advertising platforms (including social media), Internet search engines (through the purchase of travel-related keywords and through organic/algorithmic search) and other online sources to generate additional traffic to our websites. These platforms increasingly incorporate generative AI features, such as AI-generated answers, assistants, and recommendations, that may satisfy user intent without directing users to our websites or may favor the platform's own or affiliated offerings. In addition, changes in algorithms, ranking methodologies, user interfaces, access terms, pricing, or the placement of AI-generated content by these platforms could reduce the visibility of our services, increase member acquisition costs or decrease traffic. A significant amount of traffic is directed to our websites through our participation in pay-per-click, pay-per-acquisition and display advertising campaigns on social media channels, search engines, travel metasearch engines, and Internet media properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Also, we may scale back our expenditures at any time. We could also face a significant decrease in traffic to our websites, decreased efficiencies and/or increased costs. Additionally, in some of our contracts we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our marketing efficiency and results of operations.

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
The Company’s use of the net operating losses (“NOLs”) of MTE or the NOLs themselves may be audited by the Internal Revenue Service (“IRS”) or other taxing agency. The IRS may disagree with the Company’s position that the NOLs may be fully utilized, resulting in a whole or partial limitation on the use of the NOLs by the Company.
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

Our current revenue model depends primarily on advertising fees paid by travel and entertainment companies and still relies significantly on email communications with our members. If current clients/partners decide not to continue or are unable to continue advertising their offers with us and we are unable to replace them with new clients/partners or alternative revenue streams (such as, for example, from the sale of paid memberships), our business may be adversely affected. To be successful, we must provide online marketing solutions that achieve broad market acceptance by travel and entertainment companies. In addition, we must attract sufficient Internet users with attractive demographic characteristics to our products via channels, such as social media, that they are frequently using. It is possible that we will be required to further adapt our business model and products in response to changes in the online advertising market or travel industry or if our current or planned business model is not successful. If we do not adapt to these trends fully or quickly enough, we may lose revenue as consumer usage may decline. If we are not able to anticipate changes in the online advertising market or if our business model is not successful, our business could be materially adversely affected.
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
If our advertisers and content do not meet the needs and expectations of our members, our business could suffer.
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
“Cookie”, “pixel” and tracking technology laws could negatively impact the way we do business.
Cookies, pixels and other similar tracking technologies are common tools used by thousands of websites and mobile apps to, among other things, store or gather information (e.g., remember log-on details), market to consumers and enhance the user experience. They are valuable tools to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and several U.S. states, have adopted regulations governing the use of tracking technology. To the extent any such regulations require "opt-in" consent before certain tracking technology may be placed on a user's computer or mobile device, our ability to serve certain consumers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our website might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations. In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. For example, Apple has its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser, which blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Google has shifted its approach from completely phasing out third-party cookies to allowing users to make browser-level privacy choices, which could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our members.
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
For the year ended December 31, 2025, our cash and cash equivalents was $10 million, of which $7.8 million was held outside the U.S. in our foreign subsidiaries. As of December 31, 2025, we had negative working capital of $10.8 million. Merchant payables was $11.7 million as of December 31, 2025. The payable to merchants is generally due upon redemption of the voucher. The expiration dates of vouchers are through December 2026; however, these expiration dates may sometimes be extended on a case-by-case basis and final payment may not be due for up to a year after expiration. Additionally, planned investments in member acquisition require significant funds, but we believe that renewals in 2026 and beyond, as well as efficiencies we find in our acquisition activities allowing for a quick payback, should enable us to fund member acquisition with our own cash flow. However, if redemption activities accelerate, if our marketing activities are no longer efficient, if our renewal rates are lower than expected, if our business is not profitable, or if our planned targets for cash flows from operations are not met, we may need to obtain additional financing in the future. We may not be able to obtain financing on commercially reasonable terms, or at all, especially due to volatile market conditions. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our strategic objectives, meet our payroll obligations, successfully promote our brand, develop or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business. If we choose to raise funds through an equity issuance, existing stockholders may experience dilution and holders of the additional equity securities may have rights senior to existing stockholders of our common stock. If we obtain additional financing through debt securities, the terms of these arrangements could require the pledging of assets, could subject the Company to restrictive covenants or large fees, and could limit our flexibility.
We may be sensitive to recessions or other macroeconomic circumstances or events affecting the travel industry generally.
The demand for online advertising may be linked to the level of economic activity and employment in the U.S. and abroad. Specifically, our business is primarily dependent on the demand for online advertising from travel and entertainment companies. Events like war, political instability, international trade disputes or other conflicts (including the war in Ukraine, the

Israel-Hamas war and the recent Iran conflict), terrorist attacks, mass shooting incidents, strikes, natural disasters and extreme weather situations (e.g., hurricanes, fires, droughts and floods), plane crashes, major public health events and logistical challenges such as widespread travel disruptions may have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, advertisers may choose to limit advertising spend, which can adversely impact our business. Macroeconomic factors and uncertainties such as the implementation of tariffs (by the United States and other governments), rising interest rates, persistently high inflation and/or recession fears may have a negative impact on consumer behavior by reducing consumers’ ability or willingness to engage in discretionary spending on travel (e.g., we have seen some reluctance from our Canadian members to travel to the United States). In turn, that could have a negative impact on demand for our services. Since the majority of our revenue is derived from members and advertisers within the United States, economic conditions in the United States have a greater impact on us. We are not in a position to evaluate the net effect of these circumstances as many of these events cannot be reliably forecasted. In the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry and the economy overall.
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
We accept payments for the sale of vouchers and for membership fees using a variety of methods, including credit cards and debit cards. We pay interchange and other fees, which may increase over time, raise our operating expenses, and lower profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling (on favorable terms or otherwise) or unable to provide these services to us. Macroeconomic circumstances over which we have no control may result in payment processing services requiring larger deposits, imposing stricter rules or requirements, or deciding to stop working with companies related to the travel industry altogether. If we are unable to pivot to a new payment processor quickly, this could lead to periods of time where we are unable to accept or process payments from our members, impacting our ability to generate revenue. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers and regulations for electronic payment services, such as PSD2 in Europe, which could change or be reinterpreted to make it difficult or impossible for us to comply. In addition, our results can be negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record for certain transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. If we have an increase of charge-backs due to the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be adversely affected. Moreover, under payment card rules and our contracts with our card processors, if there is a security breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. If one or more of these contracts are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our results of operations.
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

Failure to meet environmental, social, and governance ("ESG") expectations or standards or achieve the Company's voluntary ESG-related goals may adversely impact our business, reputation, brand, results of operations, and/or financial condition.
There has been continued focus on the ESG practices of companies, including climate change, greenhouse gas emissions, diversity, equity and inclusion, human capital management, data privacy and security, supply chains (including human and civil rights issues), among other topics, by institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, employees and other stakeholders. This has resulted in expanding and increasingly complex expectations related to reporting, diligence, and disclosure on ESG topics. In addition, companies that implement ESG practices may face pushback from ESG opponents, anti-ESG legislation or regulation, and negative public reactions. These evolving expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments, and targets present numerous risks, any of which may be outside of our control or could have a material adverse impact on our business. Our efforts in this area may result in a significant increase in costs and may not meet expectations, evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, or business partners, or expose us to various types of legal actions.
Risks Related to Our Markets and Strategy
Our international operations may result in operating losses and are subject to other material risks.
We may continue to invest in marketing as well as additional employees to support our operations (including licensing arrangements) or develop new products, such as Travelzoo META or the Travelzoo club membership, which may generate operating losses. Furthermore, operating losses in certain jurisdictions may not have any recognizable tax benefit. These factors could have a material negative impact on our consolidated net income and cash flows, which could result in a significant decrease in the trading price of our common stock. There are certain additional risks inherent in doing business internationally, including: uncertainties and instability in economic and market conditions; exposure to local economic or political instability and threatened or actual acts of war or terrorism; compliance with regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions; financial risks from transactions in multiple currencies; longer payment cycles and difficulties in collecting accounts receivable; trade barriers and changes in trade regulations, including new or increased tariffs; difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences; stringent local labor laws and regulations; bans on travel among or between various countries; risks related to government regulation, including changing policies in areas such as trade, travel, immigration, and healthcare, among others; and potentially adverse tax consequences. Moreover, fluctuations in currency exchange rates can impact our revenues. Foreign currency movements relative to the U.S. dollar have negatively impacted our revenues from our operations in Europe. The uncertainty and volatility in foreign exchange rates, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We believe that continuing to build awareness of the Travelzoo, Travelzoo META, and Jack’s Flight Club brand names, are critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities. In order to maintain and build brand awareness, we must succeed in our marketing efforts. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition and to maintain and grow traffic to our platforms through performance marketing channels. If we fail to successfully promote and maintain our brand consistently across numerous jurisdictions and channels, incur significant expenses in promoting our brands and fail to generate a corresponding increase in revenues as a result of our efforts, or encounter legal obstacles which prevent our continued use of our brand names, our business could be materially adversely affected. Deterioration in our marketing efficiency could result in reduced revenues or revenue growth, or marketing expenses increasing faster than revenues, which would reduce margins and earnings growth.
If we fail to retain our existing members or acquire new members, our revenue and business will be harmed.
We spent $9.7 million and $2.5 million on marketing initiatives relating to member acquisition for the years ended December 31, 2025 and 2024, respectively, and expect to continue to spend significant amounts to acquire members. Our long-term success depends on our continued ability to attract, retain and engage members. We cannot assure you that the revenue from members we acquire will ultimately exceed the cost of acquiring new members. If members do not perceive our offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain members, especially after the introduction of a paid membership. If we reduce our member acquisition costs, we cannot assure you that this will not adversely impact our ability to acquire new members. If we are unable to acquire new members who purchase our membership and deals, and renew, in numbers sufficient to grow our business, or if members cease to purchase or renew, the revenue we generate may decrease and our operating results will be adversely affected. If the level of usage by our members declines or does not grow as expected, we may suffer a decline in growth or revenue. A significant decrease in the level of usage or growth would have an adverse effect on our business, financial condition and results of operations.
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
The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. There has also been substantial consolidation of the global travel industry and we believe this trend will continue. Many of our competitors have significantly greater financial, technical, marketing and other resources and larger advertiser bases. They may be able to research, develop and deploy new products and technologies faster than us, including developing or deploying generative AI-powered travel planning and booking tools that could reduce reliance on our services. We may not be able to keep up with these rapid changes and our ability to integrate and develop new and evolving technologies will require increased financial and personnel investments that could have an adverse impact on our operations unless and until we achieve expected return on these investments. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and local preferences, and to continually innovate and improve the performance, features, and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace.
Some competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor that has established other, more frequent, online interactions with consumers may be able to more easily acquire customers for its travel services than we can. If any of these platforms are successful in offering similar services to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our member acquisition efforts could be less effective and our member acquisition costs could increase, either of which would harm our business and results of operations. We expect to face additional competition as other companies enter the online advertising market. Competition could result in reduced margins on our services, loss of market share or less use of Travelzoo by advertisers and members. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.
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
We sometimes pre-purchase vouchers or hotel inventory (in the form of credit amounts, vouchers or gift cards) in bulk from clients and partners (e.g., hotel or spa partners). In those scenarios, we are not acting as the agent of the client, but rather as the principal, meaning the risk of selling the inventory is on the Company. The pre-purchased vouchers are considered “inventory” in our books until sold to and purchased by Travelzoo members. The vouchers are usually only redeemable with the client during a specified period and the Company does allow refunds in accordance with our policies. If we are unable to sell all of these pre-purchased vouchers, we may be required to impair that inventory and our operating results could be adversely affected. A significant impairment would have an adverse effect on our business, financial condition and results of operations.
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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent across jurisdictions, further increasing the costs of compliance and doing business. For example, Travelzoo and Jack’s Flight Club employ employees and engage contractors in various countries and therefore could be subject to misclassification or tax claims related to such arrangements or increased costs to ensure continued compliance as both companies grow and add to their workforce. In addition, the U.S. Federal Trade Commission and certain states (including California and Minnesota) have introduced or are considering laws aimed at eliminating or regulating "junk fees" that require us to include all mandatory, non-governmental fees and charges in the prices we display, even though these are set by our partners. The costs of compliance, which may arise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s services less attractive, delay the introduction of new products, or cause the Company to change or limit its business practices or incur more costs to comply or defend itself. We have implemented policies and procedures designed to ensure compliance, but there can be no assurance that our employees, contractors, partners, or agents will not violate such laws and regulations or the Company’s policies and procedures. In particular, we cannot predict what, when and how the current administration in the U.S. may take actions to rollback or otherwise revise existing laws or regulations, or the ultimate impact such changes may have on our results of operations.

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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as providers of prepaid access cards. We do not believe that we are a financial institution subject to these regulations based, in part, upon the closed loop nature and other characteristics of vouchers and our role with respect to the distribution of vouchers to members. However, the Financial Crimes Enforcement Network previously issued final rules regarding the scope and requirements for non-bank parties involved in stored value or prepaid access cards, including obligations on sellers or providers of “prepaid access”. Under the final rule, providers of closed loop vouchers, such as those offered through the Local Deals and Getaways, would only be subject to registration if the vouchers exceed $2,000 in total value or if they are sold in aggregate amounts exceeding $10,000 to any single person in one day. Should these limits be exceeded, then we may be deemed either a seller or provider of prepaid access subject to regulation. In the event that we become subject to these requirements or any other anti-money laundering laws or regulations imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income. In addition, the costs for third parties to sell vouchers would increase, which may restrict our ability to enlist third parties to issue vouchers.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2025, the closing price of our common stock on NASDAQ ranged from $6.59 to $24.85. Our stock price may fluctuate in response to a number of factors, such as quarterly variations in operating results; announcements by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of comparable companies; news reports relating to trends in our markets or general economic conditions; the level of demand for our stock, including the amount of short interest in our stock; stockholder collateral arrangements, and cash requirement on funds or stockholders that result in stockholder trades; and repurchases of our common stock, including failure to meet internal or external expectations around the timing or price of share repurchases and any reductions or discontinuances of repurchase activities. There are several products offered in the market that allow stockholders to hedge stock, pledge their stock for collateral or engage in short selling, which can negatively impact the price of our stock. The Company does not prohibit these arrangements but does have strict policies against trading with material non-public information. Our stock price may be volatile given that operating results may vary from the expectations of securities analysts and investors, which are beyond our control. In the event that our operating results fall below expectations, the trading price of our common shares may decline significantly. Moreover, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock in connection with merger and acquisition activities.
We have a significant shareholder.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2025, holds approximately 33.5% of the Company's outstanding shares. Azzurro previously held greater than 50% ownership until approximately 2018 and again from late 2022 until Q2 2023 and should Azzurro purchase additional shares or should the Company repurchase additional shares of its common stock, Azzurro’s ownership percentage could increase again, potentially above 50%, resulting in the Company being a controlled company again. The Company already has in place applicable corporate governance processes and procedures necessary for a controlled company to ensure independence (e.g., board of directors with majority independent directors, committees comprised solely of independent directors, etc.). Holger Bartel, the Company’s Global Chief Executive Officer, is Ralph Bartel’s brother and did not hold any of the Company’s outstanding shares as of December 31, 2025. It is possible that the interests of Azzurro may conflict with those of the Company or its other stockholders in the future. As a result of Azzurro’s ownership interests and voting power, they could be in a position to influence significant corporate actions. Our other stockholders will therefore have limited influence and control on matters requiring stockholder approval and this significant ownership position could discourage others from initiating any potential merger or takeover that may otherwise be beneficial to Travelzoo stockholders.

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
Risk Management and Strategy
Our approach involves an annual review of our established IT systems and vendor relationships, to assess salient risks and discuss mitigation procedures, as well as the establishment of an Incident Response Team appointed to manage cybersecurity risk, which meets at least twice per year. The Incident Response Team is led by the Company’s Systems Administrator and Cybersecurity Analyst, and includes employees from different functions and levels of the organization, including the Head of Engineering (most senior IT leader), the Chief Membership Officer and General Counsel (executive-level legal), the Global Head of Business Services (most senior business operations leader), as well as representatives from finance, marketing, and customer service. The team is also supported by external vendors and consultants, as needed (for example, specialized cybersecurity legal counsel, specialized IT cybersecurity agencies and Sarbanes-Oxley (SOX) compliance/audit consultants to assist with internal controls review). We also carry cyber liability insurance to compensate us for losses that may occur as a result of certain cybersecurity incidents.
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

Although we expend significant internal resources to protect against security breaches, our existing security measures may not be successful in preventing all attacks on our systems. We have historically experienced cybersecurity incidents and threats, including malware, phishing, partner and customer account takeover attacks, and denial-of-service attacks on our systems. We do not believe these cybersecurity incidents have had a materially adverse effect on our Company, including our business strategy, results of operations, or financial condition. For further discussion, please review our Risk Factors.
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

	High	Low
2025:
Fourth Quarter	$10.69	$6.59
Third Quarter	$14.05	$9.20
Second Quarter	$16.56	$10.39
First Quarter	$24.85	$12.95
2024:
Fourth Quarter	$22.44	$11.37
Third Quarter	$15.23	$7.12
Second Quarter	$10.65	$7.39
First Quarter	$11.23	$8.02
On March 9, 2026, the last reported sales price of our common stock on the NASDAQ Global Select Market was $6.64 per share.
As of March 9, 2026, there were approximately 155 stockholders of record of our shares.
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
Repurchases of Equity Securities
We repurchased 911,529 of our equity securities during the year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under the Programs
January 1, 2025 - March 31, 2025	590,839	$15.09	590,839	320,690
April 1, 2025 - June 30, 2025	172,088	$14.53	172,088	148,602
July 1, 2025 - September 30, 2025	148,602	$10.40	148,602	—
October 31, 2025 - December 31, 2025	—	$—	—	—
	911,529		911,529

Performance Graph
The following graph compares, for the dates specified, the cumulative total stockholder return for Travelzoo, the NASDAQ Composite Index (the “NASDAQ Market Index”), and the Russell 2000 Index. Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023, December 31, 2024, and December 31, 2025. The graph assumes that $100 was invested on December 31, 2018 in the Common Stock of the Company, the NASDAQ Market Index and the Russell 2000 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Travelzoo
NASDAQ Market Index
Russell 2000 Index

Measurement Point	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Travelzoo	$100	$109	$96	$96	$45	$97	$202	$72
NASDAQ Market Index	$100	$135	$194	$236	$158	$226	$291	$350
Russell 2000 Index	$100	$124	$146	$167	$131	$150	$165	$184

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
Overview
Travelzoo (including its subsidiaries and affiliates, the “Company” or “we”) is a global Internet media company. We operate Travelzoo®, the club for travel enthusiasts, Jack’s Flight Club®, and Travelzoo META. We reach 30 million travelers. Club Members, who pay a membership fee, receive Club Offers negotiated and rigorously vetted by our deal experts around the globe. Our relationships with thousands of top travel suppliers—give us access to irresistible deals. Our club and its benefits are built around the lifestyle of a travel enthusiast.
Travelzoo membership has historically been free, however, beginning in 2024, new members in the United States, Canada, United Kingdom and Germany are charged an annual fee of $40 (or local equivalent), with the 2024 annual fee waived for existing members as of December 31, 2023. On January 1, 2026, we increased the annual membership fee to $50 in the United States for new members, For existing members, the new pricing will apply from the next renewal of their membership after February 1, 2026. For any subscription revenue derived from the paid membership, we recognize revenue monthly pro rata over the subscription period.
We also license Travelzoo products, services and intellectual property to licenses in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. The Company recognized $68,000 and $71,000 in royalties in 2025 and 2024, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
Through Travelzoo META, we plan to include Metaverse travel experiences as a benefit of Travelzoo club membership in 2026, allowing us to utilize and leverage all we have learned and developed over the past few years for Travelzoo META for the benefit of our Club Members. MTE also continues to operate its legacy business in retail and fashion, which is included in but not material to the Company’s consolidated results
Reportable Segments
The Company determines its reportable segments based upon the Company's chief operating decision maker managing the performance of the business. The Company currently has four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing business, the Travelzoo META subscription service and MTE. For the year ended December 31, 2025, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 28% of revenues and Jack's Flight Club comprised 6% of revenues. Financial information with respect to our business segments and certain financial information about geographic areas appears in Note 11–Segment Reporting and Significant Customer Information to the accompanying consolidated financial statements included in Part II, Item 8 of this report is incorporated herein.
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
The "Advertising and Commerce" category consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties, (b) commissions and revenues generated from the sale of Getaways vouchers and bookings on our hotel platform, and (c) publishing fees from high-quality local businesses, sale of Local Deals vouchers and entertainment offers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders, which are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale as commission, net of an allowance for future refunds. Merchant agreements for Getaways advertisers are typically for periods between twelve and twenty-four months and are not automatically renewed. Revenues generated from local business offers are based upon a percentage of the face value of the vouchers sold, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of vouchers, upon notification of the amount of direct bookings or upon delivery of emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds. Insertion orders and merchant agreements for Local Deals are typically for periods between one and twelve months and are not automatically renewed.
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
The "Membership Fees" category consists of subscription fees paid by Travelzoo and Jack's Flight Club members. Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. On January 1, 2026, we increased the annual membership fee to $50 for new members in the United States only. For existing members, the new pricing will apply from the next renewal of their membership after February 1, 2026. We recognize subscription revenues ratably over the respective subscription periods. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.
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

Factors relating to competitors include the willingness of certain competitors to grow their business unprofitably. Factors relating to the travel industry include lingering effects of the global pandemic, geopolitical tensions affecting consumer travel to certain regions, and risk of future unforeseeable macro events that impact travel, while factors relating to the online advertising business include shifts in consumer use of different digital media formats such as from desktop to mobile, from mobile web to mobile app, and from email to push notifications and text messaging.
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
Our ability to continue generating revenues through advertising, commissions and subscriptions depends heavily upon our ability to maintain and grow an attractive audience for our publications. We monitor our membership base to assess our efforts to maintain and grow our audience reach. We obtain additional members and activity on our websites by acquiring traffic from Internet search companies. The costs to grow our audience have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period. With the introduction of membership fees in 2024, our former user acquisition strategies and marketing tactics are no longer applicable for the Travelzoo membership base, and we are developing new member acquisition strategies whose timeframes to become effective are inherently uncertain. While we are initially reducing our expenditures on acquiring traffic as we test new strategies for efficacy, in time we may need to increase these expenditures to maintain or grow our audience and reach of our publications. We continue to see a shift in members accessing our services through mobile devices and social media and, therefore, anticipate continuing to address this growing channel through increased marketing on social media channels.
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
We do not know what our sales and marketing expenses as a percentage of revenue will be in future periods. Changes in the average cost per acquisition of new members impacts our advertising expenses and sales and marketing expenses as a percentage of revenue, and are not readily predictable. With the introduction of membership fees in 2024, we expected the cost of acquiring new paying members to increase significantly, as compared with the cost of acquiring non-paying members prior to 2024. In 2025, advertising expenditures increased significantly as we implemented new strategies to acquire Club Members. However, as we test new strategies and gain more learnings as to acquiring paying members, our expenditures may fluctuate. In addition, there may be a significant number of members that cancel or we may cancel their subscriptions for various reasons, which may prompt us to spend more on member acquisition in order to replace lost members.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	2025	2024
Revenues	100.0%	100.0%
Cost of revenues	19.7	12.5
Gross profit	80.3	87.5
Operating expenses:
Sales and marketing	49.4	41.1
Product development	2.8	2.9
General and administrative	20.6	21.5
Total operating expenses	72.8	65.5
Operating income	7.5	22.0
Other income, net	0.8	0.7
Income from operations before income taxes	8.3	22.7
Income tax expense	2.9	6.4
Income from operations	5.4	16.3
Net income	5.4	16.3
Net income attributable to non-controlling interest	0.3	0.1
Net income attributable to Travelzoo	5.1%	16.2%

Net income attributable to Travelzoo operations	5.1%	16.2%

Revenues

The following table sets forth the breakdown of revenues (in thousands) by category Advertising, Membership Fees, and Other. Advertising includes travel publications (Top 20, Travelzoo website, Standalone email newsletters, Travelzoo Network), Getaways vouchers, hotel platform, vacation packages, Local Deals vouchers and entertainment offers (vouchers and direct bookings). Membership Fees includes subscription fees paid by Travelzoo and Jack’s Flight Club members. Other includes licensing fees from license agreements and the retail business acquired with MTE.

	Year Ended December 31,
	2025	2024
Advertising and Commerce	$78,446	$78,396
Membership Fees	13,193	5,399
Other	80	107
Total revenues	$91,719	$83,902

Advertising and Commerce

Advertising and Commerce revenue remained flat year over year.

Membership Fees

Revenues from Membership fees increased $7.8 million, or 144%, from 2024 to 2025 due to the increase of members paying subscription fees for both Travelzoo and Jack's Flight Club.

Other

Revenues from Other decreased $27,000 due to decrease in activities attributable to MTE.
Cost of Revenues
Cost of revenues consists primarily of network expenses related to powering the Company's websites, database services, sending e-mails, amortization of capitalized website development costs, software and license expenses, publishing fees to partners of the Travelzoo Network, costs incurred upon the sale of pre-purchased vouchers and other products, including directly attributable member services (call center), cost of certain membership benefits that are considered integral to the contractual obligation to Club Members, fees to payment processors. Cost of revenues was $18.1 million and $10.5 million for the years ended December 31, 2025 and 2024, respectively.
Cost of revenues increased $7.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in costs recognized upon the sale of pre-purchased vouchers. Cost of revenues as a percent of revenues increased from 12.5% in 2024 to 19.7% in 2025.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to participation in industry conferences, public relations expenses and facilities costs. Sales and marketing expenses were $45.3 million and $34.5 million for the years ended December 31, 2025 and 2024, respectively. Advertising expenses consist primarily of online advertising, which we refer to as user acquisition costs and member acquisition costs. For the years ended December 31, 2025 and 2024, advertising expenses accounted for 26% and 11%, respectively, of total sales and marketing expenses. The goal of our advertising is to acquire new members, increase our audience through mobile and social media channels, drive traffic to our websites and increase brand awareness.
Sales and marketing expenses increased $10.8 million, or 31%, in 2025 as compared to 2024, primarily due to increase in member acquisition. Sales and marketing expenses as a percent of revenues increased from 41% in 2024 to 49.4% in 2025.
Product Development

Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization and facilities costs. Product development expenses were $2.6 million and $2.4 million for each of the years ended December 31, 2025 and 2024, respectively.
Product development expenses increased by $144,000, or 6%, in 2025 as compared to 2024, primarily due to increase in salary and related expenses. Product development expenses as a percent of revenues were 2.8% and 2.9% in 2025 and 2024, respectively.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, professional service expenses, legal expenses, amortization of intangible assets, general office expense, facilities costs and bad debt expense. General and administrative expenses were $18.9 million and $18.1 million for the years ended 2025 and 2024, respectively.
General and administrative expenses increased by $863,000, or 5%, in 2025 as compared to 2024, primarily due to increase in a one-time expense related to a global company meeting. General and administrative expenses as a percent of revenues were 20.6% and 21.5% in 2025 and 2024, respectively.
Other Income, net
Other income, net consisted primarily of foreign exchange transactions gains and losses, sublease income, German federal government funding for Corona-related pandemic relief, interest income and interest expense. Other income was $753,000 and $588,000 for the years ended December 31, 2025 and 2024, respectively.
Other income increased $165,000, or 28%, in 2025 as compared to 2024, primarily due to a $210,000 release of JFC VAT liabilities after a four-years statute of limitations in 2025.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income, adjusted to take into account expenses that are treated as having no recognizable tax benefit. Income tax expense was $2.7 million and $5.4 million, respectively, for the years ended December 31, 2025 and 2024. Our effective tax rate was 35% and 28.3% for 2025 and 2024, respectively.
Our effective tax rate increased for 2025 as compared to 2024, primarily due to higher interest expense related to uncertain tax positions. We expect our effective tax rate to fluctuate in future periods depending on the geographic mix of our worldwide income or losses mainly incurred by our operations, statutory tax rate changes that may occur, existing or new uncertain tax matters that may arise and require changes in tax reserves and the need for valuation allowances on certain tax assets, if any. See Note 6–Income Taxes to the accompanying consolidated financial statements included in Part II, Item 8 of this report which is incorporated herein by reference.
Segment Information
Travelzoo North America

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenues	$60,292	$55,092
Income from operations	$8,996	$15,883
Income from operations as a % of revenues	15%	29%

North America revenues increased $5.2 million, or 9%, in 2025 as compared to 2024. This increase was primarily due to the increase in paid membership fees and sales of pre-purchased vouchers or hotel inventory. North America cost of sales and operating expenses increased by $12 million in 2025 as compared to 2024, primarily due to a $5.7 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the year ended December 31, 2025, and a $4.7 million increase in member acquisition costs.

Travelzoo Europe

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenues	25,976	$24,071
Income from operations	$(2,315)	$3,081
Income from operations as a % of revenues	(9)%	13%
Europe revenues increased $1.9 million, or 8%, in 2025 as compared to 2024. This increase was primarily due to the increase in paid membership fees and sales of pre-purchased vouchers or hotel inventory. Europe cost of sales and operating expenses increased by $7.3 million in 2025 as compared to 2024, primarily due to a $1.9 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the year ended December 31, 2025, a $2.5 million increase in member acquisition costs, and a $1 million increase in salary and related expenses.
Foreign currency movements relative to the U.S. dollar impacted local currency income from our operations in Europe by approximately negatively $97,000 and positively $106,000 in 2025 and 2024, respectively.
Jack's Flight Club

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenues	5,371	$4,632
Income (Loss) from operations	$338	$44
Income (Loss) from operations as a % of revenues	6%	1%

Jack’s Flight Club revenues increased $739,000, or 16%, in 2025 as compared to 2024 due to increase of subscription fees paid by the members. Jack’s Flight Club cost of sales and operating expenses increased $446,000 in 2025 as compared to 2024, primarily due to an increase in advertising and marketing expenses.
New Initiatives

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenues	80	$107
Loss from operations	$(115)	$(510)

New Initiatives revenues decreased $27,000 in 2025 as compared to 2024. New Initiatives cost of sales and operating expenses decreased $422,000 in 2025 as compared to 2024, primarily due to decreases in sales and marketing and headcount.
Liquidity and Capital Resources
As of December 31, 2025, we had $10 million of cash and cash equivalents, of which $7.8 million was held outside the U.S., and we had $756,000 in restricted cash held in the U.S. If our cash and cash equivalents held outside the U.S. were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.
Cash, cash equivalents and restricted cash decreased by $7.0 million to $10.8 million as of December 31, 2025 from $17.7 million as of December 31, 2024, primarily due to cash used to repurchase common stock, offset partially by cash provided by operating activities.

As of December 31, 2025, we had merchant payables of $11.7 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-K report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $10.8 million. Payables to merchants are generally due upon redemption of vouchers. The vouchers expire through December 2026; however these expiration dates may sometimes be extended on a case-by-case basis and final payment upon expiration may not be due for up to a year after expiration. Based on current projections of redemption activity, we expect that cash and cash equivalents on hand as of December 31, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$5,661	$21,100
Net cash used in investing activities	(65)	(177)
Net cash used in financing activities	(13,068)	(18,973)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	495	(599)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,977)	$1,351
Net cash provided by operating activities for 2025 was $5.7 million, as compared to $21.1 million in 2024, consisting of net income of $5 million, $1.2 million of adjustments for non-cash items and $478,000 used in changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of $305,000 for depreciation and amortization and $1.4 million for stock-based compensation, offset partially by $558,000 of deferred income tax change. Cash used in operating assets and liabilities was primarily due to a $5.2 million decrease in merchant payables, offset partially by a $2.4 million increase in accounts receivable and a $2 million increase in deferred revenue.
Net cash provided by operating activities for 2024 was $21 million, consisting of net income of $13.7 million, $2 million of adjustments for non-cash items and $5.4 million used in changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of $907,000 for depreciation and amortization and $1.6 million for stock-based compensation, offset partially by $518,000 of deferred income tax change. Cash used in operating assets and liabilities was primarily due to a $4.1 million decrease in merchant payables, offset partially by a $950,000 decrease in prepaid expenses and other and $1.9 million increase in other liabilities.
Cash paid for income tax, net of refunds received, in 2025, was $3.8 million. Cash received for income tax refunds, net of payments in 2024, was $1.9 million.
Net cash used in investing activities for 2025 was $65,000 for purchases of property and equipment. Net cash used in investing activities for 2024 was $177,000 for purchases of property and equipment.
Net cash used in financing activities for 2025 was $13 million primarily for the repurchase of common stock. Net cash used in financing activities for 2024 was $18.9 million primarily for the repurchase of common stock.
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
The following summarizes our principal contractual commitments as of December 31, 2025 (in thousands):

	Operating Lease Commitments Long-term	Operating Lease Commitments Short-term	Total Operating Lease Commitments	Purchase Obligations	Total Commitments
2026	$1,852	$1,132	$2,984	$592	$3,576
2027	1,464	45	1,509	141	1,650
2028	1,464	—	1,464	—	1,464
2029	1,454	—	1,454	—	1,454
2030	225	—	225	—	225
Total	$6,459	$1,177	$7,636	$733	$8,369

We also have contingencies related to net unrecognized tax benefits, including interest, of approximately $23.9 million as of December 31, 2025. See Note 6—Income Taxes to the accompanying consolidated financial statements included in Part II, Item 8 of this report which is incorporated herein by reference for further information.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Travelzoo and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue related to advertising fees

As discussed in Notes 1(b) and 11 to the consolidated financial statements, the Company enters into contracts with advertisers to promote their respective advertisements through the Travelzoo website and emails. Advertising revenue is recognized by the Company upon the delivery of the emails to its members or each time a user clicks on the respective advertisements. For the year ended December 31, 2025, the Company recorded $78.4 million in advertising and commerce revenues, which included advertising fee revenues from email newsletters and cost-per-click advertising.

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
New York, New York
March 11, 2026

TRAVELZOO
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,007	$17,064
Accounts receivable, net of allowance of $1,222 and $1,612 as of December 31, 2025 and 2024, respectively	10,723	12,825
Prepaid income taxes	1,364	736
Prepaid expenses and other	1,302	1,148
Total current assets	23,396	31,773
Deposits and other	166	374
Deferred tax assets	4,202	3,380
Restricted cash	756	675
Operating lease right-of-use assets	4,047	5,655
Property and equipment, net	231	423
Intangible assets, net	1,450	1,498
Goodwill	10,944	10,944
Total assets	$45,192	$54,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,761	$6,162
Merchant payables	11,665	16,294
Accrued expenses and other	3,926	3,404
Deferred revenue	8,728	6,545
Operating lease liabilities	1,811	2,472
Income tax payable	279	1,619
Total current liabilities	34,170	36,496
Long-term tax liabilities	9,260	7,851
Long-term operating lease liabilities	4,184	5,646
Other long-term liabilities	—	376
Total liabilities	47,614	50,369
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share (5,000 shares authorized; none issued)	—	—
Common stock, $0.01 par value (20,000 shares authorized as of December 31, 2025 and 2024, respectively; 10,932 shares issued and outstanding as of December 31, 2025 and 11,836 shares issued and outstanding as of December 31, 2024)	109	118
Additional paid-in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings	7,243	14,284
Accumulated other comprehensive loss	(5,331)	(5,327)
Total Travelzoo stockholders’ equity (deficit)	(7,516)	(462)
Non-controlling interest	5,094	4,815
Total stockholders’ equity (deficit)	(2,422)	4,353
Total liabilities and stockholders’ equity (deficit)	$45,192	$54,722
See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenues	$91,719	$83,902
Cost of revenues	18,076	10,469
Gross profit	73,643	73,433
Operating expenses:
Sales and marketing	45,267	34,470
Product development	2,551	2,407
General and administrative	18,921	18,058
Total operating expenses	66,739	54,935
Operating income	6,904	18,498
Other income, net	753	588
Income before income taxes	7,657	19,086
Income tax expense	2,679	5,404
Net income	4,978	13,682
Net income attributable to non-controlling interest	279	118
Net income attributable to Travelzoo	$4,699	$13,564

Net income per share—basic	$0.42	$1.08

Net income per share —diluted	$0.41	$1.06

Shares used in per share calculation from operations—basic	11,180	12,594
Shares used in per share calculation from operations—diluted	11,477	12,852

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024
Net income	$4,978	$13,682
Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	(720)
Total comprehensive income	$4,974	$12,962

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Note Receivable from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2023	13,575	$136	$—	$439	$(9,537)	$(1,753)	$19,508	$(4,607)	$4,697	$8,883
Stock-based compensation expense	—	—	—	1,646	—	—	—	—	—	1,646
Repurchase of common stock (1)	—	—	(19,094)	—	—	—	—	—	—	(19,094)
Retirement of treasury stock	(1,888)	(18)	19,094	(288)			(18,788)		—	—
Exercise of stock options and taxes paid for net share settlement	149	—	—	(1,797)	—	—	—	—	—	(1,797)
Proceeds from Note receivable from shareholder	—	—	—		—	1,753		—	—	1,753
Foreign currency translation adjustment	—	—	—	—	—	—	—	(720)	—	(720)
Net income—Travelzoo	—	—	—	—	—	—	13,564	—	118	13,682
Balances, December 31, 2024	11,836	118	—	—	(9,537)	—	14,284	(5,327)	4,815	4,353
Stock-based compensation expense	—	—	—	1,446	—	—	—	—	—	1,446
Repurchase of common stock (1)	—	—	(13,091)	—	—	—	—	—	—	(13,091)
Retirement of treasury stock	(912)	(9)	13,091	(1,342)	—	—	(11,740)	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—	—	(104)	—	—	—	—	—	(104)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	—	(4)
Net income—Travelzoo	—	—	—	—	—	—	4,699	—	279	4,978
Balances, December 31, 2025	10,932	$109	$—	$—	$(9,537)	$—	$7,243	$(5,331)	$5,094	$(2,422)

(1) Includes a 1% excise tax applicable to share repurchases.

See accompanying notes to consolidated financial statements.

TRAVELZOO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,978	$13,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	305	907
Stock-based compensation	1,446	1,646
Deferred income tax	(558)	(518)
Net foreign currency effect	(215)	(33)
Provision for accounts receivable and refund reserves	182	40
Changes in operating assets and liabilities:
Accounts receivable	2,374	(145)
Prepaid income taxes	(617)	(107)
Prepaid expenses and other	181	950
Accounts payable	1,473	1,716
Merchant payables	(5,184)	(4,057)
Accrued expenses and other	214	(282)
Deferred revenue	2,015	4,556
Income tax payable	(1,379)	857
Other liabilities	446	1,888
Net cash provided by operating activities	5,661	21,100
Cash flows from investing activities:
Purchases of property and equipment	(65)	(177)
Net cash used in investing activities	(65)	(177)
Cash flows from financing activities:
Repurchase of common stock	(12,964)	(18,929)
Proceeds from payment of promissory note	—	1,753
Exercise of stock options, net of taxes paid for net share settlement of equity awards	(104)	(1,797)
Net cash used in financing activities	(13,068)	(18,973)
Effect of exchange rate changes on cash and cash equivalents	495	(599)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,977)	1,351
Cash, cash equivalents and restricted cash at beginning of year	17,740	16,389
Cash, cash equivalents and restricted cash at end of year	$10,763	$17,740

Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$3,835	$1,943
Right-of-use assets obtained in exchange for lease obligations—operating leases	$321	$1,273
Cash paid for amounts included in the measurement of lease liabilities	$3,459	$3,368
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$129	$165

See accompanying notes to consolidated financial statements.

TRAVELZOO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
Travelzoo® (including its subsidiaries and affiliates, the “Company” or “we”), the club for travel enthusiasts, is a global Internet media company. We reach 30 million travelers. Club Members, who pay a membership fee, receive Club Offers negotiated and rigorously vetted by our deal experts around the globe. Our relationships with thousands of top travel suppliers give us access to irresistible deals. Our club and its benefits are built around the lifestyle of a modern travel enthusiast.
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
Travelzoo membership has historically been free, however, beginning in 2024, we introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members as of December 31, 2023. On January 1, 2026, we increased the annual membership fee to $50 for new members in the United States only. For existing members, the new pricing will apply from the next renewal of their membership after February 1, 2026. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.
We also license Travelzoo products, services and intellectual property to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to quarterly royalty payments based on a percentage of net revenue. The Company recognized $68,000 and $71,000 in royalties in 2025 and 2024, respectively. Under the licensing agreements, Travelzoo's existing members in the applicable territories continue to be owned by the Company.
Through Travelzoo META, we plan to include Metaverse travel experiences as a benefit of Travelzoo club membership in 2026, allowing us to utilize and leverage all we have learned and developed over the past few years for Travelzoo META for the benefit of our Club Members.
Jack’s Flight Club
In January 2020, Travelzoo acquired a 60% interest in JFC Travel Group Co. (“Jack’s Flight Club”), which operates Jack’s Flight Club, a subscription service that provides members with information about exceptional airfares. Jack’s Flight Club’s revenues are generated by subscription fees paid by members.
APAC Licensing Model
Travelzoo currently has license agreements covering Australia, New Zealand and Singapore, as well as Japan and South Korea. The license agreement for Australia, New Zealand and Singapore provides the licensee exclusive rights to use Travelzoo products, services and intellectual property in Australia, New Zealand and Singapore in exchange for quarterly royalty payments based upon net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $38,000 and $41,000 from the licensee for the years ended December 31, 2025 and 2024, respectively.

The license agreement for Japan and South Korea provides the licensee exclusive rights to use Travelzoo products, services, and intellectual property in exchange for quarterly royalty payments based on net revenue over a 5 year term, with an option to renew. The Company recognized royalties of $30,000 from the licensee for the both years ended December 31, 2025 and 2024, respectively.
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
Ownership
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company’s largest shareholder, and as of December 31, 2025, holds approximately 33.5% of the Company's outstanding shares. Holger Bartel, the Company's Global CEO, is Ralph Bartel's brother and did not hold any of the Company's outstanding shares as of December 31, 2025.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S."). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For our consolidated financial statements as of and for the period ended December 31, 2025, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).
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
The Company's revenues consist of (1) advertising and commerce revenues, derived from and generated in connection with purchases made by Travelzoo members, (2) membership fees and (3) other.

Advertising and Commerce Revenues

Advertising revenues are generated from the publishing of travel and entertainment deals on the Travelzoo website, in Top 20 email newsletters, in Standalone email newsletters and through the Travelzoo Network. The Company also generates transaction-based commerce revenues in the form of commissions from the sale of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform and limited offerings of vacation packages and sales of pre-purchased vouchers or hotel inventory.

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

For transaction-based advertising revenues, including from products such as Local Deals and Getaways prepaid voucher sales, hotel platform bookings, vacation package sales and sales of pre-purchased vouchers or hotel inventory, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis). Accordingly, the Company reports transaction-based advertising revenues on a net basis, as third-party suppliers are primarily responsible for fulfilling the underlying good or service, which the Company does not control prior to its transfer to the customer.

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

Membership Fee Revenues

Membership fee revenues are generated from subscription fees paid by Travelzoo and Jack's Flight Club members. We recognize subscription revenues ratably over the applicable subscription periods.
Travelzoo membership has historically been free, however, on January 1, 2024, Travelzoo introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany. The 2024 annual fee was waived for existing members as of December 31, 2023.

Other Revenues

Other revenues include licensing fees and revenues generated from MTE, including but not limited to sales from the existing retail business of MTE.

Deferred Revenues

Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. At December 31, 2025, deferred revenue was $8.7 million of which $2.2 million was for Jack's Flight Club, and $6.5 million was for Travelzoo North America and Travelzoo Europe. At December 31, 2024, deferred revenue was $6.5 million, of which $2 million was for Jack's Flight Club, and $4.5 million was for Travelzoo North America and Travelzoo Europe.
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
As of December 31, 2025, the expiration dates of unexpired vouchers are through December 2026; provided, that expiration dates may sometimes be extended on a case-by-case basis and final payments to merchants upon expiration may not be due for up to a year later.
As of December 31, 2025, the Company had approximately $2.9 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $188,000 for these unredeemed vouchers as of December 31, 2025, which is recorded as a reduction of revenues on the consolidated statements of operations and accrued expenses and other on the consolidated balance sheet. As of December 31, 2024, the Company had approximately $4.1 million of unredeemed vouchers that had been sold, representing the Company’s commission earned, and estimated and recorded a refund reserve of $144,000 for these unredeemed vouchers as of December 31, 2024, as a reduction of revenues on the consolidated statements of operations and accrued expenses and other on the consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $11.7 million as of December 31, 2025 is recorded on the consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
(f) Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs an impairment test by comparing the book value of the reporting unit to the fair value of the reporting unit utilizing a combination of valuation techniques, including an income approach (discounted cash flows) and market approach (guideline company method). The Company performed its annual impairment testing as of October 31, 2025 and 2024 and no impairment charges were identified in connection with the annual impairment tests.

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
(h) Advertising Costs
Advertising costs are expensed as incurred. Online advertising is expensed as incurred over the period the advertising is displayed. Advertising costs for Travelzoo North America and Travelzoo Europe amounted to $10 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively. Advertising costs for Jack's Flight Club were $1.8 million and $1 million for the years ended December 31, 2025 and 2024, respectively. Advertising costs for New Initiatives were $0 and $25,000 for the years ended December 31, 2025 and 2024, respectively.
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
The Company’s leases are reflected in operating lease ROU assets, operating lease liabilities and long-term operating lease liabilities on our accompanying consolidated balance sheet as of December 31, 2025. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company also has a lease agreement for real estate which it subleases to a third party. The Company recognizes sublease income in Other income (expense), net on a straight-line basis over the sublease term in its consolidated statements of operations.
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
(k) Foreign Currency
All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations. Total foreign currency transaction net gains of $235,000 and $129,000 for 2025 and 2024, respectively, are included in Other income (loss), net in the Company’s consolidated statements of operations.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenues earned from customers located in the U.S. and internationally. As of December 31, 2025 and 2024, the Company did not have any customers that accounted for 10% or more its accounts receivable.
As of December 31, 2025, the Company had merchant payables of $11.7 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-K report, following GAAP accounting principles, we classified all merchant payables as current. As such, the consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $10.8 million at December 31, 2025. Payables to merchants are generally due upon the redemption of vouchers by members who purchased them from the Company. As of December 31, 2025, unredeemed vouchers have maturities through December 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of future redemption activity, management expects that cash on hand as of December 31, 2025 will be sufficient to provide for working capital needs for at least the next twelve months.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the statements of cash flows (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$10,007	$17,064
Restricted cash	756	676
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$10,763	$17,740

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
(q) Impairment of Property and Equipment
The Company accounts for long-lived assets in accordance with the accounting standard relating to impairment of long-lived assets, which requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company evaluates long-lived assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment loss was recognized during the year ended December 31, 2025 and 2024.
(r) Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We adopted ASU 2023-09 for the year ended December 31, 2025 using a prospective transition method. See Note 6–Income Taxes.
(s) Recent Accounting Pronouncements Not Yet Adopted
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net income attributable to Travelzoo operations	$4,699	$13,564
Denominator:
Weighted average common shares—basic	11,180	12,594
Effect of dilutive securities: stock options	297	258
Weighted average common shares—diluted	11,477	12,852

Net income (loss) per share —basic	$0.42	$1.08

Net income (loss) per share—diluted	$0.41	$1.06

Note 3: Acquisitions
Intangible Assets
The following table presents the gross fair values and estimated useful lives of intangible assets from acquisitions (in thousands):

	Fair Value	Estimated Life (Years)
Customer relationships (Jack's Flight Club)	$3,500	5.0
Trade name (Jack's Flight Club)	2,460	indefinite
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
The Company performed an annual impairment test in October 2025 and 2024, and did not identify any indicators of impairment for the years ended December 31, 2025 and 2024.
Amortization of Acquired Intangible Assets
The following table presents the activities of intangible assets for the years ended December 31, 2025 and 2024 (in thousands):

	Jack's Flight Club	Secret Escapes Spain member database	Secret Escapes U.S. member database
Intangible assets, net—December 31, 2023	$1,710	$186	$195
Amortization of intangible assets with definite lives	(250)	(148)	(195)
Intangible assets, net—December 31, 2024	$1,460	$38	$—
Amortization of intangible assets with definite lives	(10)	(38)	—
Intangible assets, net—December 31, 2025	$1,450	$—	$—

Amortization expense for acquired intangibles was $48,000 and $593,000 for the years ended December 31, 2025 and 2024, respectively.
The Company performed its annual impairment testing of Trade name as of October 31, 2025 and 2024 using a relief from royalty method, respectively. No impairment was identified in 2025 and 2024. As of December 31, 2025, the carrying value of the Trade name was $1.5 million.
Note 4: Balance Sheet Components
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$829	$921
Deposits	259	83
Inventory	124	—
Other current assets	90	144
Total prepaid expenses and other	$1,302	$1,148
Property and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Office equipment and furnishings	$2,316	$2,164
Capitalized internal-use software and website development	2,169	2,196
Leasehold improvements	813	763
Computer hardware and software	47	45
Property and equipment	5,345	5,168
Less accumulated depreciation and amortization	(5,114)	(4,745)
Total property and equipment, net	$231	$423
Depreciation expense was $130,000 and $209,000 for the years ended December 31, 2025 and 2024, respectively.
Amortization of capitalized internal-use software and website development costs was $116,000 and $154,000 for the years ended December 31, 2025 and 2024, respectively. Amortization of acquired intangible assets is presented in Note 3 above.
Changes to the allowance for credit losses and reserve for member refunds are as follows (in thousands):

	Allowance for credit losses	Reserve for member refunds
Balance at December 31, 2023	$1,484	$268
Additions — charged to costs and expenses, or contra revenue	244	152
Deductions — recoveries of amounts previously reserved	(24)	—
Deductions — write-offs or refunds	(92)	(276)
Balance at December 31, 2024	1,612	144
Additions — charged to costs and expenses, or contra revenue	410	222
Deductions — recoveries of amounts previously reserved	(67)	—
Deductions — write-offs or refunds	(733)	(178)
Balance at December 31, 2025	$1,222	$188
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation expense	$1,485	$1,343
Reserve for member refunds	188	144
Accrued advertising expense	1,041	536
Other accrued expenses	1,212	1,381
Total accrued expenses and other	$3,926	$3,404

At December 31, 2025 and 2024, accounts receivable, accounts payable and accrued expenses are not measured at fair value; however, the Company believes that the carrying amounts of these assets and liabilities are a reasonable estimate of their fair values because of their relative short maturities.
Note 5: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if management can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of December 31, 2025 or 2024. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.
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
Rent expense was $2.9 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively. See Note 14–Leases for more information.
The Company has purchase commitments aggregating approximately $733,154 as of December 31, 2025, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 6: Income Taxes
The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$5,713	$12,747
Foreign	1,944	6,339
	$7,657	$19,086

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

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2025
Federal	$1,871	$(233)	$1,638
State	371	(31)	340
Foreign	995	(294)	701
	$3,237	$(558)	$2,679
Year Ended December 31, 2024
Federal	$3,044	$(471)	$2,573
State	877	(19)	858
Foreign	2,001	(28)	1,973
	$5,922	$(518)	$5,404

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates applicable to the Company’s level of pretax income as a result of the following (in thousands):

Year Ended December 31,
2024
Federal tax at statutory rates	$4,005
State taxes, net of federal income tax benefit	520
Uncertain tax positions	263
Foreign income taxed at different rates	586
Stock-based compensation	(90)
Other	120
Total income tax expense	$5,404

The effective tax rate of the Company's provision (benefit) for income taxes under ASU 2023-09 differs from the federal statutory rate as follows (in thousands):

	December 31,
	2025
US Federal Statutory Tax Rate	$1,608	21.00%
Domestic federal
Nontaxable and nondeductible Items	124	1.62%
Effect of Cross-Border Tax Laws	(71)	(0.92)%
Other	26	0.35%
State and Local Income Taxes, Net of Federal Income Tax Effect	239	3.12%
Foreign Tax Effects
Canada
Statutory rate differential	(184)	(2.41)%
Provincial tax	354	4.62%
Other	(10)	(0.13)%
Other foreign jurisdictions	72	0.94%
Worldwide changes in unrecognized tax benefits	521	6.80%
Tax Expense (Benefit) / Effective Tax Rate	2,679	34.99%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and credit carryforwards	$3,548	$3,279
Operating lease liabilities	1,276	1,575
State income taxes	56	117
Accruals and allowances	306	408
Stock-based compensation	648	433
Unrealized foreign exchange losses	290	23
Deferred revenue	1,005	616
Property, equipment and intangible assets	267	266
Capital loss carryforward	403	401
Total deferred tax assets	7,799	7,118
Valuation allowance	(2,806)	(2,806)
Total deferred tax assets net of valuation allowance	4,993	4,312
Deferred tax liabilities:
Operating lease right-of-use assets	(791)	(932)
Total deferred tax liabilities	(791)	(932)
Net deferred tax assets	$4,202	$3,380
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Balance at the beginning of the year	Charged (Credited) to expenses	Charged (Credited) to other account (*)	Balance at end of year
Deferred tax assets valuation allowance
Year Ended December 31, 2024	$2,878	(72)	—	$2,806
Year Ended December 31, 2025	$2,806	—	—	$2,806
(*) Amounts not charged (credited) to expenses are charged (credited) to stockholders' equity or deferred tax assets (liabilities).

The cash paid for income taxes (net of refunds) during the year ended December 31, 2025 was as follows (in thousands):

December 31,
2025
Federal	$228
State and Local
California	*
Illinois	*
Other	86
Foreign
Canada	1,270
United Kingdom	2,164
Other	87
Total Tax Paid	$3,835
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

As of December 31, 2025, the Company has a valuation allowance of approximately $2.4 million related to foreign net operating loss (“NOL”) carryforwards of approximately $14.6 million primarily related to the Company's Asia Pacific entities for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance represented an increase of approximately $1,000 over the amount recorded as of December 31, 2024, and was due to the increase of deferred tax assets and related valuation allowance for Travelzoo Asia. If not utilized, $14.6 million of the remaining foreign NOL may be carried forward indefinitely.
As of December 31, 2025, the Company has US federal NOL carryforwards of $31.2 million as a result of the transaction with MTE. If not utilized, $7.4 million may be carried forward indefinitely, and $23.8 million will expire at various times between 2032 and 2037. As of December 31, 2025, the Company has state and local NOL carryforwards of $119.9 million, which will expire at various times between 2035 and 2044. The Company has not recorded these net operating losses because an uncertain tax position has been recorded relating to them.
As of December 31, 2025, the Company is permanently reinvested in certain Non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $984.7 thousand at December 31, 2025.
The total amount of gross unrecognized tax benefits was $23.9 million as of December 31, 2025, of which up to $16.6 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits in 2024 and 2025 is as follows (in thousands):

Gross unrecognized tax benefits balance at December 31, 2023	23,895
Increase related to current year tax positions	—
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2024	23,895
Increase related to current year tax positions	—
Settlements	—
Gross unrecognized tax benefits balance at December 31, 2025	$23,895
The Company’s policy is to include provisions for interest and penalties related to uncertain and unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of December 31, 2025, and December 31, 2024, the Company had approximately $1.59 million and $1.1 million in accrued interest, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We have assessed the legislation and its effect on our consolidated financial statements. The enactment of the OBBBA Act did not have a material impact for the period ended December 31, 2025. We will continue to monitor any future guidance or legislative developments related to the OBBBA Act to assess its potential implications on our tax position.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes changes in accumulated balances of other comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$(5,327)	$(4,607)
Other comprehensive loss due to foreign currency translation, net of tax	(4)	(720)
Ending balance	$(5,331)	$(5,327)
There were no amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2025 and 2024. Accumulated other comprehensive loss consists of foreign currency translation gain.
Note 8: Employee Benefit Plan
The Company maintains a 401(k) Profit Sharing Plan & Trust (the “401(k) Plan”) for its employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to 80% of their eligible compensation, subject to certain limitations. Since 2006, the Company has matched employee contributions up to $1,500 per year. Employee contributions are fully vested upon contribution, whereas the Company’s matching contributions are fully vest after the first year of service. The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were approximately $832,000 and $730,000 for the years ended December 31, 2025 and 2024, respectively.
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
On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 800,000 shares of common stock to Mr. Ralph Bartel, Chairman of the Board of Directors of the Company at the time, with an exercise price of $3.49 and quarterly vesting beginning June 30, 2020 and ending on March 31, 2022. This grant was approved at the 2020 Annual Meeting of the shareholders. In 2021, 600,000 options were exercised and 390,809 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. Stock-based compensation related to this grant was fully expensed in 2022. In 2023, 200,000 options were exercised and 121,307 shares of common stock were issued as the result of the cashless exercises which were approved by Travelzoo’s Board of Directors. The options expired in March 2025.

On May 29, 2020, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 200,000 shares of common stock to two key employees, with an exercise price of $3.49 with annual vesting starting March 30, 2021 and ending on March 31, 2024. The options expired in March 2025. In 2021, 50,000 options were exercised and 24,474 shares of common stock were issued as the result of cashless exercises which were approved by Travelzoo’s Board of Directors. In 2022, 50,000 unvested options were forfeited upon one employee's departure, 25,000 options were exercised and 4,676 shares of common stock were issued as the result of cashless exercise or net settlement with respect to the option exercise price which were approved by Travelzoo’s Board of Directors. In 2023, 50,000 options were exercised and 16,619 shares of common stock were issued as the result of the cashless exercise which were approved by Travelzoo’s Board of Directors. In 2024, 25,000 options were exercised and 8,420 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. Stock-based compensation related to this grant was fully expensed in 2024 and all options granted under this Option Agreement have been exercised or forfeited as of December 31, 2025.
On June 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options expire in 2026. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of December 31, 2025, 12,500 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2024. The options expired in 2026.
In March 3, 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. As of December 31, 2025, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
In June 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on June 30, 2025 with vesting based on both time-based service condition and also performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. The Company did not recognize stock-based compensation expense for this grant as the performance targets were not achieved and thus no shares were vested in 2022. Total stock-based compensation related to this option grant of $89,000 was recorded in sales and marketing expenses for 2023, with 25,000 shares were vesting. Total stock-based compensation related to this option grant of $89,000 was recorded in sales and marketing expenses for 2024, with 25,000 shares vesting. Total stock-based compensation related to this option grant of $89,000 was recorded in sales and marketing expenses for 2025, with 25,000 shares vesting. Stock-based compensation related to this grant was fully expensed in 2025.
In March 2023, the Company granted its General Counsel and Head of Global Functions, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. Total stock-based compensation related to this option grant of $139,000 was recorded in general and administrative expenses for each the year ended December 31, 2025 and 2024, respectively. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. In 2025, 25,000 options were exercised and 7,890 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by Travelzoo’s Board of Directors. As of December 31, 2025, there was approximately $139,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.0 year.
In March 2024, the Compensation Committee of the Board of Directors granted Holger Bartel 600,000 stock options that vest through December 31, 2025. On April 26, 2024, pursuant to an executed Option Agreement, the shareholders of the Company approved to grant Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25.0% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. Stock-based compensation related to this grant was fully expensed in 2025.

The Company recorded $1.4 million of stock-based compensation in general and administrative expenses for the year ended December 31, 2025.
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
There were no stock options granted in 2025. The fair value of stock options granted in 2024 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2025	2024
Weighted-average fair value of options granted per share	$—	$4.06
Historical volatility	—%	64%
Risk-free interest rate	—%	4.84%
Dividend yield	—	—
Expected life in years	0.0	3.1
As of December 31, 2025, there was approximately $139,000 of unrecognized stock-based compensation expense related to outstanding stock options, expected to be recognized over 0.2 years.

Option activities during the years ended December 31, 2023, 2024 and 2025 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2023	1,050,000	$7.02	3.11 years
Options Granted	600,000	8.58
Exercised options	(462,500)	6.74
Options forfeited and canceled	(8,333)	6.78
Outstanding at December 31, 2024	1,179,167	$7.99	3.33 years
Options Granted	—	$—
Exercised options	(25,000)	$4.96
Options forfeited and canceled	—	—
Outstanding at December 31, 2025	1,154,167	$8.06	2.33 years	$(1,129)
Exercisable and fully vested at December 31, 2025	1,104,167		2.34 years	$(1,235)
Outstanding at December 31, 2025 and expected to vest thereafter	50,000		2.18 years	$106
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2025. These amounts change based on the fair value of the Company’s stock. The Company’s policy is to issue shares from authorized shares to fulfill stock option exercises.

Outstanding options at December 31, 2025 were as follows:

Exercise Price	Options Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Outstanding and Exercisable	Options Exercisable Weighted-Average Remaining Contractual Life
$4.96	100,000	2.18 years	$4.96	50,000	2.18 years
$6.78	41,667	1.42 years	$6.78	41,667	1.42 years
$8.14	400,000	1.17 years	$8.14	400,000	1.17 years
$8.58	600,000	3.24 years	$8.58	600,000	3.24 years
$9.44	12,500	0.00 years	$9.44	12,500	0.00 years
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
On April 30, 2024, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. In 2024, the Company repurchased 1,000,000 shares of common stock for an aggregate purchase price of $8.8 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
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
On October 23, 2024, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. In 2024, the Company repurchased 88,471 shares of common stock for an aggregate purchase price of $1.50 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. For year ended December 31, 2025, the Company repurchased 911,529 shares of common stock for an aggregate purchase price of $12.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings.
On March 5, 2026, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock.
Note 11: Segment Reporting and Significant Customer Information
During 2025, the Company had four reportable operating segments: Travelzoo North America, Travelzoo Europe, Jack’s Flight Club and New Initiatives. Travelzoo North America consists of the Company’s operations in the U.S. and Canada. Travelzoo Europe consists of the Company’s operations in France, Germany, Spain and the U.K. Jack’s Flight Club consists of subscription revenues from premium members to access and receive flight deals from Jack’s Flight Club via email or mobile applications. New Initiatives consists of Travelzoo’s licensing activities in certain Asia Pacific territories, the Travelzoo META subscription service and MTE.

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
For the year ended December 31, 2025, Travelzoo North America operations comprised 66% of revenues, Travelzoo Europe operations comprised 28% of revenues and Jack's Flight Club comprised 6% of revenues.
The following is a summary of operating results by business segment (in thousands):

Year Ended December 31, 2025	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$59,001	$27,122	$5,516	$80	$91,719
Intersegment revenues	1,291	(1,146)	(145)	—	—
Total net revenues	60,292	25,976	5,371	80	91,719
Sales and marketing (1)	25,501	17,396	2,370	—	45,267
Other costs and expenses (2)	25,795	10,895	2,663	195	39,548
Operating income (loss)	$8,996	$(2,315)	$338	$(115)	$6,904
Other income, net					$753
Income from continuing operations before income taxes					$7,657
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $1.4 million and $0, respectively.

Year Ended December 31, 2024	Travelzoo North America	Travelzoo Europe	Jack's Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$54,968	$24,113	$4,714	$107	$83,902
Intersegment revenues	124	(42)	(82)	—	—
Total net revenues	$55,092	$24,071	$4,632	$107	$83,902
Sales and marketing (1)	19,748	12,561	1,881	280	34,470
Other costs and expenses (2)	19,461	8,429	2,707	337	30,934
Operating income (loss)	$15,883	$3,081	$44	$(510)	18,498
Other income, net					$588
Income from continuing operations before income taxes					$19,086
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative include stock based compensation of $1.5 million and $0, respectively.
A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
As of December 31, 2025, the Company did not have any customers that accounted for 10% or more of revenue. For the year ended December 31, 2024, the Company had one customer that accounted for more than 10% of revenues at $8.8 million across Travelzoo North America and Travelzoo Europe. As of December 31, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of accounts receivable.

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

	Year Ended December 31,
	2025	2024
Advertising and Commerce	$78,446	$78,396
Membership Fees	13,193	5,399
Other	80	107
Total revenues	$91,719	$83,902
The following table sets forth revenues for individual countries that comprised 10% or more of total revenue (in thousands):

	Year Ended December 31,
	2025	2024
Revenue
United States	$55,301	$49,473
United Kingdom	19,894	20,607
Rest of the world	16,524	13,822
Total revenues	$91,719	$83,902
The Company disaggregates its revenue by geographic region based on the location of the legal entity providing the service.
Note 12: Related Party Transactions
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
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the "Consulting Agreement"). The Consulting Agreement was amended and renewed, effective January 1, 2026. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, advisory on talent search, performance management consulting, strategic advisory to IT and brand strategy and public relations support. In 2025, the fee payable to Mr. Bartel pursuant to the Consulting Agreement was $313,000, included within General and Administrative expenses. In 2024, the fee payable to Mr. Bartel was $164,000.

Framework Agreement with Talenti Milanesi S.R.L.
On February 28, 2019, with the unanimous approval of the Audit Committee, the Company entered into a Framework Agreement (the “Framework Agreement”) with Donna Elissa S.R.L. (“Donna Elissa”), a company controlled by Azzurro. Azzurro is the Company’s largest shareholder. Pursuant to the Framework Agreement, Donna Elissa provided certain strategic services to the Company, including the engagement of contractors and provision of office space in Milan. On January 24, 2025, the Audit Committee unanimously approved the assignment of Donna Elissa’s rights and obligations under the Framework Agreement to Talenti Milanesi S.R.L. (“Talenti”). In 2025, the aggregate fee payable to Donna Elissa and Talenti pursuant to the Framework Agreement was $208,000.

Note 13: Non-Controlling Interest

The Company’s consolidated financial statements include Jack's Flight Club, which the Company has operating control over but owns a 60% equity interest in.

Non-controlling interest for the years ended December 31, 2025 and 2024 was as follows (in thousands):

Non-controlling interest—December 31, 2023	$4,697
Net Income attributable to non-controlling interest	118
Non-controlling interest—December 31, 2024	$4,815
Net Income attributable to non-controlling interest	279
Non-controlling interest—December 31, 2025	$5,094

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
The following table summarizes the components of lease expense for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$2,266	$2,133
Short-term lease cost	617	544
Variable lease cost	428	496
Total lease cost	$3,311	$3,173
Cash payments against the operating lease liabilities totaled $3.5 million and $3.4 million for the years ended December 31, 2025 and 2024. ROU assets obtained in exchange for lease obligations was and $321,000 and $1.3 million for the year ended December 31, 2025 and 2024, respectively.

The following table summarizes the presentation in our consolidated balance sheets of our operating leases (in thousands):

	Year Ended December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$4,047	$5,655

Liabilities:
Operating lease liabilities	$1,811	$2,472
Long-term operating lease liabilities	4,184	5,646
Total operating lease liabilities	$5,995	$8,118

Weighted average remaining lease term (years)	3.84	4.43
Weighted average discount rate	4.1%	4.8%

Maturities of remaining lease liabilities at December 31, 2025 were as follows (in thousands):

Years ending December 31,
2026	$2,984
2027	1,509
2028	1,464
2029	1,454
2030	225
Total lease payments	7,636
Less interest	(1,641)
Present value of operating lease liabilities	$5,995

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
At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (CEO), Financial Controller, North America and General Counsel and Head of Global Functions, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 for the reasons discussed above.

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

March 11, 2026

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to Travelzoo’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Travelzoo’s fiscal year ended December 31, 2025 and is incorporated herein by reference.
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
Item 11. Executive Compensation
Information regarding executive compensation and compensation committee interlocks is incorporated by reference to the information in the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information in the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is set forth in the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
Date: March 11, 2026
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

Signatures	Title(s)	Date

/s/ CHRISTINA SINDONI CIOCCA	Chair of the Board of Directors	March 11, 2026
Christina Sindoni Ciocca

/s/ HOLGER BARTEL	Global Chief Executive Officer	March 11, 2026
Holger Bartel

/s/ JEFF HOFFMAN	Financial Controller, North America	March 11, 2026
Jeff Hoffman

/s/ VOLODYMYR CHEREVKO	Director	March 11, 2026
Volodymyr Cherevko

/s/ MICHAEL KARG	Director	March 11, 2026
Michael Karg

/s/ CARRIE LIQUN LIU	Director	March 11, 2026
Carrie Liqun Liu

/s/ SHARRY SUN	Director	March 11, 2026
Sharry Sun