Form 10-Q
period 2026-03-31
TRAVELZOO
filed 2026-05-14
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of May 13, 2026 was 10,279,709.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,571	$10,007
Accounts receivable, less allowance for doubtful accounts of $783 and $1,222 as of March 31, 2026 and December 31, 2025, respectively	13,537	10,723
Prepaid income taxes	1,512	1,364
Prepaid expenses and other	2,799	1,302
Total current assets	28,419	23,396
Deposits and other	206	166
Deferred tax assets	4,120	4,202
Restricted cash	754	756
Operating lease right-of-use assets	4,793	4,047
Property and equipment, net	181	231
Intangible assets, net	1,450	1,450
Goodwill	10,944	10,944
Total assets	$50,867	$45,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,273	$7,761
Merchant payables	13,453	11,665
Accrued expenses and other	4,572	3,926
Deferred revenue	10,657	8,728
Income tax payable	128	279
Operating lease liabilities	2,116	1,811
Total current liabilities	39,199	34,170
Long-term tax liabilities	10,316	9,260
Long-term operating lease liabilities	4,507	4,184
Total liabilities	54,022	47,614
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share ( 5,000 shares authorized; none issued) Common stock, $0.01 par value (20,000 shares authorized; 10,432 shares issued and outstanding as of March 31, 2026, 10,932 shares issued and outstanding as of December 31, 2025)	104	109
Additional paid-in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings	6,461	7,243
Accumulated other comprehensive loss	(5,297)	(5,331)
Total Travelzoo stockholders’ equity (deficit)	(8,269)	(7,516)
Non-controlling interest	5,114	5,094
Total stockholders’ equity (deficit)	(3,155)	(2,422)
Total liabilities and stockholders’ equity	$50,867	$45,192

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$24,273	$23,140
Cost of revenues	5,236	4,172
Gross profit	19,037	18,968
Operating expenses:
Sales and marketing	11,116	10,225
Product development	664	634
General and administrative	3,812	4,305
Total operating expenses	15,592	15,164
Operating income	3,445	3,804
Other income (loss), net	(5)	629
Income before income taxes	3,440	4,433
Income tax expense	942	1,173
Net income	2,498	3,260
Net income attributable to non-controlling interest	20	93
Net income attributable to Travelzoo	$2,478	$3,167

Net income per share —basic	$0.23	$0.27

Net Income per share—diluted	$0.23	$0.26

Shares used in per share calculation—basic	10,837	11,670

Shares used in per share calculation—diluted	10,837	12,249

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$2,498	$3,260
Other comprehensive income (loss):
Foreign currency translation adjustment	34	(120)
Total comprehensive income	$2,532	$3,140

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$2,498	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	76
Stock-based compensation	35	369
Deferred income tax	(25)	4
Net foreign currency effect	77	(106)
Provision for accounts receivable and refund reserve	11	206
Changes in operating assets and liabilities:
Accounts receivable	(2,818)	434
Prepaid income taxes	(253)	(63)
Prepaid expenses, deposits and other	(1,531)	(418)
Accounts payable	510	(144)
Merchant payables	1,909	(1,651)
Accrued expenses and other	554	867
Deferred revenue	1,983	1,241
Income tax payable	(64)	(949)
Other liabilities	909	158
Net cash provided by operating activities	3,851	3,284
Cash flows from investing activities:
Purchases of property and equipment	(8)	(21)
Net cash used in investing activities	(8)	(21)
Cash flows from financing activities:
Repurchase of common stock	(3,267)	(8,918)
Net cash used in financing activities	(3,267)	(8,918)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	142
Net increase (decrease) in cash, cash equivalents and restricted cash	562	(5,513)
Cash, cash equivalents and restricted cash at beginning of period	10,763	17,740
Cash, cash equivalents and restricted cash at end of period	$11,325	$12,227
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$290	$1,541
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,213	$321
Cash paid for amounts included in the measurement of lease liabilities	$845	$861
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$33	$89

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2025	10,932	109	—	—	(9,537)	7,243	(5,331)	(7,516)	5,094	(2,422)
Stock-based compensation expense	—	—	—	35	—	—	—	35	—	35
Repurchase of common stock (1)	—	—	(3,300)	—	—		—	(3,300)	—	(3,300)
Retirement of treasury stock	(500)	(5)	3,300	(35)	—	(3,260)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	34	34	—	34
Net income	—	—	—	—	—	2,478	—	2,478	20	2,498
Balances, March 31, 2026	10,432	$104	$—	$—	$(9,537)	$6,461	$(5,297)	$(8,269)	$5,114	$(3,155)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31 2024	11,836	118	—	—	(9,537)	14,284	(5,327)	(462)	4,815	4,353
Stock-based compensation expense	—	—	—	369	—	—	—	369	—	369
Repurchase of common stock (1)	—	—	(9,007)	—	—	—	—	(9,007)	—	(9,007)
Retirement of treasury stock	(591)	(6)	9,007	(369)	—	(8,632)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(120)	(120)	—	(120)
Net income	—	—	—	—	—	3,167	—	3,167	93	3,260
Balances, March 31, 2025	11,245	$112	$—	$—	$(9,537)	$8,819	$(5,447)	$(6,053)	$4,908	$(1,145)
(1) Includes a 1% excise tax applicable to share repurchases.

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
(a) The Company and Basis of Presentation
We (or the “Company”) are a global Internet media company. We operate Travelzoo®, the club for travel enthusiasts, Jack’s Flight Club®, a subscription service that provides information about exceptional airfares, and Travelzoo META.
The Company generates revenue primarily from advertising and membership fees.
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). Azzurro is the Company’s largest shareholder, and as of March 31, 2026, holds approximately 35.1% of the Company's outstanding shares.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s Form 10-K filed with the SEC on March 11, 2026.
The condensed consolidated financial statements include the accounts of Travelzoo and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have reclassified prior period financial statements to conform to the current period presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and the Company makes no representations related thereto.
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

Advertising and Commerce Revenues
Advertising revenues include revenue generated from the publishing of travel and entertainment offers on the Travelzoo website, in emails, on social media platforms and through the Travelzoo Network, and transaction-based commerce revenues in the form of commissions from sales of vouchers (our Local Deals and Getaways offerings), operation of our hotel booking platform, vacation package sales and sales of pre-purchased vouchers or hotel inventory.
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
For transaction-based advertising revenues, including from products such as Local Deals and Getaways voucher sales, hotel platform bookings, vacation package sales and sales of pre-purchased vouchers or hotel inventory, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis). Accordingly, the Company reports transaction-based advertising revenues on a net basis, as third-party suppliers are primarily responsible for fulfilling the underlying good or service, which the Company does not control prior to its transfer to the customer.
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
In certain scenarios, the Company will pre-purchase vouchers or hotel inventory (in the form of credit amounts, vouchers or gift cards) in bulk from travel companies or entertainment companies. In those scenarios, the Company is not acting as the agent, but rather as the principal. The pre-purchased vouchers are recorded as inventory, within prepaid expenses and other on the condensed consolidated balance sheet, until sold to and purchased by Travelzoo members, at which point, the amount for which the vouchers were sold to Travelzoo members is recognized fully as revenue and the amount for which the vouchers were purchased from the hotel or spa partners is recognized as cost of revenues.
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
Travelzoo membership has historically been free, however, on January 1, 2024, we introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany. The 2024 annual fee was waived for existing members as of December 31, 2023. On January 1, 2026, we increased the annual membership fee to $50 in the United States for new members. For existing members, the new pricing is applied from the next renewal of their membership after February 1, 2026. On April 1, 2026, we increased the annual membership fee to €40 in Germany for new members. For existing members, the new pricing is applied from the next renewal of their membership after May 1, 2026.
Other

Other revenues include licensing fees and revenues generated from Metaverse Travel Experiences, LLC (“MTE”), including but not limited to sales from the existing retail business of MTE.
Deferred Revenues
Deferred revenue primarily consists of deferred membership fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2025, $2.2 million was recorded as deferred revenue for Jack's Flight Club, of which $1.1 million was recognized in the three months ended March 31, 2026, and $6.5 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $3.1 million was recognized as revenue in the three months ended March 31, 2026. As of March 31, 2026, deferred revenue was $10.7 million, of which $2.4 million was for Jack's Flight Club, and $8.3 million was for Travelzoo North America and Travelzoo Europe.
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
As of March 31, 2026, the Company had approximately $3.4 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $283,000 for these unredeemed vouchers as of March 31, 2026, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2025, the Company had approximately $2.9 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $188,000 for these unredeemed vouchers as of December 31, 2025, as a reduction of revenues on the condensed consolidated statements of operations and accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $13.5 million as of March 31, 2026 is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
Certain Risks and Uncertainties

The Company’s business is subject to risks associated with its ability to attract and retain advertisers, offer goods or services on compelling terms to our members and attract and retain paying members. The Company’s business is also subject to risks associated with the travel industry generally, including the changing economic and political situation of countries around the world (e.g., decreases in discretionary spending due to recession, increased fuel prices or increased prices due to tariffs, changes in international trade policies and immigration, flight cancellations due to macroeconomic factors resulting in uncertainty for consumers and decreases in demand for travel generally and for certain destinations specifically).
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of March 31, 2026 and December 31, 2025, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of March 31, 2026, the Company had merchant payables of $13.5 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the condensed consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $10.8 million at March 31, 2026. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of March 31, 2026, unredeemed vouchers have maturities through March 2027; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable security deposits for real estate leases and funds held in escrow.
Management expects that cash on hand as of March 31, 2026 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$10,571	$10,007
Restricted cash	754	756
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$11,325	$10,763
The Company’s restricted cash was included in noncurrent assets as of March 31, 2026 and December 31, 2025.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income attributable to Travelzoo	$2,478	$3,167
Denominator:
Weighted average common shares—basic	10,837	11,670
Effect of dilutive securities: stock options	—	579
Weighted average common shares—diluted	10,837	12,249

Net income per share —basic	$0.23	$0.27

Net income per share—diluted	$0.23	$0.26
For the three months ended March 31, 2026, options to purchase 1.2 million shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Goodwill and Intangible Assets
Intangible Assets
The Company’s goodwill and intangible assets, are adjusted to fair value if an impairment is recognized during the period. The fair value measurements are based on Level 3 inputs which are unobservable inputs based on management assumptions used to measure assets at fair value.
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
The Company performed an annual impairment test as of October 31, 2025 and did not identify any indicators of impairment for the year ended December 31, 2025. As of March 31, 2026, no indicators of impairment have been identified.
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended March 31, 2026 and 2025 (in thousands):

Jack’s Flight Club
Intangible assets—December 31, 2024	1,460
Amortization of intangible assets with definite lives	(3)
Intangible assets—March 31, 2025	1,457
Amortization of intangible assets with definite lives	(2)
Intangible assets—June 30, 2025	1,455
Amortization of intangible assets with definite lives	(3)
Intangible assets—September 30, 2025	1,452
Amortization of intangible assets with definite lives	(2)
Intangible assets—December 31, 2025	1,450
Amortization of intangible assets with definite lives	—
Intangible assets—March 31, 2026	$1,450
Amortization expense for acquired intangibles was $0 and $27,000 for the three months ended March 31, 2026 and 2025, respectively. There is no future amortization expense of acquired intangible assets for the three months ended March 31, 2026.

The Company performed its annual impairment testing of the Jack's Flight Club trade name as of October 31, 2025 using a relief from royalty method. No impairment was identified in 2025. As of March 31, 2026, the carrying value of the trade name was $1.5 million. The Company did not identify any indicators of impairment during the three months ended March 31, 2026.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of March 31, 2026 and December 31, 2025. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made.
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
Rent expense was $772,000 and $687,000 for the three months ended March 31, 2026 and 2025, respectively. See Note 10–Leases for more information.
The Company has purchase commitments aggregating approximately $581,000 as of March 31, 2026, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the UK.
For the three months ended March 31, 2026 and 2025, the Company’s reported effective income tax rate was 27% and 26%, respectively. This increase of the Company’s reported effective income tax rate is primarily due to a decrease in operating profit.
As of March 31, 2026, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $1 million.
The Company maintains a reserve for potential liabilities for uncertain tax positions. As of March 31, 2026, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s reported income if realized and recognized.
The Company’s policy is to include provisions for interest and penalties related to uncertain and unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of March 31, 2026 and December 31, 2025, the Company had approximately $1.7 million and $1.6 million in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2021 and forward and is subject to California tax examinations for years after 2020.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We have assessed the legislation and its effect on our consolidated financial statements. The enactment of the OBBBA Act did not have a material impact during the three-month period ended March 31, 2026. We will continue to monitor any future guidance or legislative developments related to the OBBBA Act to assess its potential implications on our tax position.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$(5,331)	$(5,327)
Other comprehensive loss due to foreign currency translation, net of tax	34	(120)
Ending balance	$(5,297)	$(5,447)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025. Accumulated other comprehensive loss consists of foreign currency translation gain or loss.
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
On January 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options originally expire in January 2026. In January 2026, the Company approved the extension of the exercise period of the options for two years. The options now expire on January 1, 2028. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of March 31, 2026, 12,500 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2024.
On March 3, 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of March 31, 2026, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
On June 1, 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on September 30, 2025 with vesting based on both time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. Total stock-based compensation related to this option grant of $0 and $30,000 was recorded in sales and marketing expenses for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, 41,667 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2025.
On March 8, 2023, the Company granted its Chief Membership Officer and General Counsel, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. In 2025, 25,000 options were exercised and 7,890 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of March 31, 2026, 100,000 options were outstanding and 50,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 was recorded in general and administrative expenses for each of the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $104,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.8 years.

On March 28, 2024, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. This grant was approved at the 2024 Annual Meeting of Stockholders. As of March 31, 2026, 600,000 options were outstanding and vested. Total stock-based compensation related to this option grant of $0 and $305,000 was recorded in general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation related to this grant was fully expensed in 2025.
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
On March 5, 2026, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. During the three months ended March 31, 2026, the Company repurchased 500,000 shares of common stock for an aggregate purchase price of $3.3 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of March 31, 2026, there were 500,000 shares remaining to be repurchased under this program.
Note 9: Segment Reporting and Significant Customer Information
The following is a summary of operating results by business segment (in thousands):

Three Months Ended March 31, 2026	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$15,326	$7,585	$1,345	$17	$24,273
Intersegment revenues	341	(308)	(33)	—	—
Total net revenues	15,667	7,277	1,312	17	24,273
Sales and marketing (1)	6,003	4,521	592	—	11,116
Other costs and expenses (2)	6,416	2,477	768	51	9,712
Operating profit (loss)	$3,248	$279	$(48)	$(34)	$3,445
Other income, net					(5)
Income from continuing operations before income taxes					3,440

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $35,000 and $0, respectively.

Three Months Ended March 31, 2025	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,830	$6,970	$1,323	$17	$23,140
Intersegment revenues	298	(258)	(40)	—	—
Total net revenues	15,128	6,712	1,283	17	23,140
Sales and marketing (1)	5,700	3,902	623	—	10,225
Other costs and expenses (2)	5,834	2,582	648	47	9,111
Operating profit (loss)	$3,594	$228	$12	$(30)	$3,804
Other income, net					629
Income from continuing operations before income taxes					4,433
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
A measure of segment assets is not currently provided to the chief operating decision maker (“CODM”) and has therefore not been provided.
For the three months ended March 31, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of revenue.
The following table sets forth the breakdown of revenues (in thousands) by category:

	Three Months Ended
	March 31,
	2026	2025
Advertising and Commerce	$19,688	$20,680
Membership Fees	4,568	2,443
Other	17	17
Total revenues	$24,273	$23,140

Note 10: Leases
The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. Our leases have remaining lease terms ranging from less than one year to up to five years.
The following table summarizes the components of lease expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$504	$552
Short-term lease cost	239	140
Variable lease cost	240	114
Total lease cost	$983	$806

Cash payments against the operating lease liabilities totaled $845,000 and $861,000 for the three months ended March 31, 2026 and 2025. ROU assets obtained in exchange for lease obligations was $1.2 million and $321,000 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,793	$4,047

Liabilities:
Operating lease liabilities	$2,116	$1,811
Long-term operating lease liabilities	4,507	4,184
Total operating lease liabilities	$6,623	$5,995

Weighted average remaining lease term (years)	3.47	3.84
Weighted average discount rate	4.4%	4.1%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2026	$2,343
2027	2,044
2028	1,738
2029	1,495
2030	225
Total lease payments	7,845
Less interest	(1,222)
Present value of operating lease liabilities	$6,623
Note 11: Related Party Transactions
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the “Consulting Agreement”). The Consulting Agreement was amended and renewed, effective July 1, 2026. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, advisory on talent search, performance management consulting, strategic advisory to IT and brand strategy and public relations support. For the three months ended March 31, 2026, the fees payable to Mr. Bartel, including the reimbursement of travel expenses, pursuant to the Consulting Agreement totaled $85,000.
Service Agreement with Talenti Milanesi S.r.l.
On February 28, 2019, with the unanimous approval of the Audit Committee, the Company entered into a service agreement with Talenti Milanesi S.r.l. (“TM”), a company controlled by Azzurro. Azzurro is the Company’s largest shareholder. Pursuant to the Framework Agreement, TM provides advertising sales services for Italy and office space in Milan. For the three months ended March 31, 2026, the aggregate fee payable to TM pursuant to the service agreement was $25,000.

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
Overview
We are a global Internet media company. We operate Travelzoo®, the club for travel enthusiasts, Jack’s Flight Club®, a subscription service that provides information about exceptional airfares, and Travelzoo META. We reach 30 million travelers. Club Members, who pay a membership fee, receive Club Offers negotiated and rigorously vetted by our deal experts around the globe.
Travelzoo membership has historically been free, however, beginning in 2024, new members in the United States, Canada, United Kingdom and Germany were charged an annual fee of $40 (or local equivalent), with the 2024 annual fee waived for existing members as of December 31, 2023. On January 1, 2026, we increased the annual membership fee to $50 in the United States for new members, For existing members, the new pricing is applied from the next renewal of their membership after February 1, 2026. On April 1, 2026, we increased the annual membership fee to €40 in Germany for new members. For existing members, the new pricing is applied from the next renewal of their membership after May 1, 2026. For any subscription revenue derived from the paid membership, we recognize revenue monthly pro rata over the subscription period.
We also license Travelzoo products, services and intellectual property to licenses in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. Under the licensing agreements, existing Travelzoo members in the applicable territories continue to be owned by the Company.
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

The “Advertising and Commerce” category consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties, (b) commissions and revenues generated from the sale of Getaways vouchers and bookings on our hotel platform, and (c) publishing fees from high-quality local businesses, sale of Local Deals vouchers and entertainment offers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders, which are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale as commission, net of an allowance for future refunds. Merchant agreements for Getaways advertisers are typically for periods between twelve and twenty-four months and are not automatically renewed. Revenues generated from local business offers are based upon a percentage of the face value of the vouchers sold, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of vouchers, upon notification of the amount of direct bookings or upon delivery of emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds. Insertion orders and merchant agreements for Local Deals are typically for periods between one and twelve months and are not automatically renewed.
As of March 31, 2026 and December 31, 2025, the Company had approximately $3.4 million and $2.9 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $283,000 and $188,000 as of March 31, 2026 and December 31, 2025, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the condensed consolidated statements of operations, and accrued expense and other on the condensed consolidated balance sheet.
Merchant payables of $13.5 million as of March 31, 2026 related to unredeemed vouchers is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
The “Membership Fees” category consists of subscription fees paid by Travelzoo Club Members and Jack's Flight Club Premium members. Travelzoo membership has historically been free, however, on January 1, 2024, the Company introduced an annual membership fee of $40 (or local equivalent) for new members in the United States, Canada, United Kingdom and Germany, with the 2024 annual fee waived for existing members. On January 1, 2026, we increased the annual membership fee to $50 in the United States for new members, For existing members, the new pricing is applied from the next renewal of their membership after February 1, 2026. On April 1, 2026, we increased the annual membership fee to €40 in Germany for new members. For existing members, the new pricing is applied from the next renewal of their membership after May 1, 2026. Jack’s Flight Club subscription options are quarterly, semi-annually, and annually. We recognize subscription revenues ratably over the respective subscription periods.
The “Other” category consists of licensing fees from license agreements, and revenue generated from MTE, including but not limited to sales from the retail business originally operated by MTE and acquired and maintained by the Company following the acquisition of MTE.
Trends in Our Business
The Company’s ability to grow revenues depends heavily upon the ability to maintain and grow the number of Travelzoo members and Jack’s Flight Club members. The costs to market our membership have had, and we expect will continue to have, a significant impact on our financial results and can vary from period to period.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended
	March 31,
	2026	2025
Revenues	100.0%	100.0%
Cost of revenues	21.6	18.0
Gross profit	78.4	82.0
Operating expenses:
Sales and marketing	45.8	44.2
Product development	2.7	2.7
General and administrative	15.7	18.6
Total operating expenses	64.2	65.5
Operating income	14.2	16.5
Other income, net	—	2.7
Income from continuing operations before income taxes	14.2	19.2
Income tax expense	3.9	5.1
Net income	10.3	14.1
Net income attributable to non-controlling interest	0.1	0.4
Net income attributable to Travelzoo	10.2%	13.7%
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

	Three Months Ended
	March 31,
	2026	2025
Advertising and Commerce	$19,688	$20,680
Membership Fees	4,568	2,443
Other	17	17
Total revenues	$24,273	$23,140
Advertising and Commerce
Advertising and Commerce revenue decreased by $992,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025. This decrease was primarily driven by selling less advertising insertion orders, as the Company prioritized the sale of memberships.
Membership Fees
Revenues from Membership fees increased $2.1 million for the three months ended March 31, 2026 from the three months ended March 31, 2025 due to the increase in paying members.
Other
Revenues from Other remained flat for the three months ended March 31, 2026 from the three months ended March 31, 2025.

Cost of Revenues
Cost of revenues consists primarily of network expenses related to powering the Company's websites, database services, sending e-mails, amortization of capitalized website development costs, software and license expenses, publishing fees to partners of the Travelzoo Network, costs incurred upon the sale of pre-purchased vouchers and other products, including directly attributable member services (call center), cost of certain membership benefits that are considered integral to the contractual obligation to Club Members, and fees to payment processors. Cost of revenues was $5.2 million and $4.2 million, respectively, for the three months ended March 31, 2026 and 2025.
Cost of revenues increased $1.0 million for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $11.1 million and $10.2 million for the three months ended March 31, 2026 and 2025, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition cost and member acquisition costs. For the three months ended March 31, 2026 and 2025, advertising expenses accounted for 22% and 15%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media platforms.
Sales and marketing expenses increased $0.9 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $664,000 and $634,000 for the three months ended March 31, 2026 and 2025, respectively.
Product development expenses increased $30,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to the increase in salary expense.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $3.8 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively.
General and administrative expenses decreased $493,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to a $305,000 decrease in stock compensation expenses and a $210,000 decrease in bad debt.
Other Income (loss), net
Other income, net consisted primarily of foreign exchange transaction gains and losses, sublease income, German federal government funding for COVID-related pandemic relief, interest income and interest expense. Other income (loss), net was ($5,000) and $629,000, respectively, for the three months ended March 31, 2026 and 2025.
Other income (loss), net decreased $634,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to the foreign exchange transaction loss.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense was $0.9 million and $1.2 million, respectively, for the three months ended March 31, 2026 and 2025. Our effective tax rate from continuing operations was 27% and 26%, respectively, for the three months ended March 31, 2026 and 2025. The Company’s effective tax rate for the three months ended March 31, 2026 changed from the three months ended March 31, 2025 primarily due to a decrease in operating profit in the three months ended March 31, 2026.
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
We do not know what our income taxes will be in future periods. There may be fluctuations that have a material impact on our results of operations. Our income taxes are dependent on numerous factors such as the geographic mix of our taxable income, federal and state and foreign country tax law and regulations and changes thereto, the determination of whether valuation allowances for certain tax assets are required or not, audits of prior years’ tax returns resulting in adjustments, resolution of uncertain tax positions and different treatment for certain items for tax versus book purposes. We expect fluctuations in our income taxes from year to year and from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.
Travelzoo North America

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues	$15,667	$15,128
Operating profit	$3,248	$3,594
Operating profit as a % of revenue	20.7%	23.8%
North America revenues increased by $539,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025. This increase was primarily due to the increase in paid membership fees and Getaways vouchers. North America expenses increased by $0.9 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. The increase was primarily due to a $932,000 increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the three months ended March 31, 2026.
Travelzoo Europe

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues	$7,277	$6,712
Operating profit	$279	$228
Operating profit as a % of revenue	3.8%	3.4%
Europe revenues increased by $565,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025. The increase was primarily due to the increase in paid membership fees and Getaway vouchers. Europe expenses increased by $514,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to a $408,000 increase in member acquisition costs and a $260,000 increase in cost of revenue related to the purchase of vouchers and gift cards which were sold during the three months ended March 31, 2026.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $2,000 and $11,000 for the three months ended March 31, 2026 and 2025, respectively.
Jack’s Flight Club

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues	$1,312	$1,283
Operating profit (loss)	$(48)	$12
Operating profit (loss) as a % of revenue	(3.7)%	0.9%
Jack’s Flight Club revenues increased by $29,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025 due to the increase in subscription fees paid by the members. Jack’s Flight Club expenses increased by $89,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to the increase in advertising expenses.
New Initiatives

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues	$17	$17
Operating loss	$(34)	$(30)
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META, Metaverse experience scouting and development business and the retail and fashion business acquired with MTE.
Liquidity and Capital Resources
As of March 31, 2026, we had $10.6 million in cash and cash equivalents, of which $7.4 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional foreign withholding taxes in certain circumstances. We also had $754,000 in restricted cash held in the U.S. and U.K. as of March 31, 2026.
Cash, cash equivalents and restricted cash increased $562,000 from $10.8 million as of December 31, 2025 to $11.3 million as of March 31, 2026, primarily due to $3.9 million cash provided by operating activities, partially offset by $3.3 million cash used to repurchase common stock.
As of March 31, 2026, we had merchant payables of $13.5 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $10.8 million. Payables to merchants are generally due upon redemption of vouchers. As of March 31, 2026, unredeemed vouchers have maturities through March 2026; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of redemption activity, we expect that cash on hand as of March 31, 2026 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$3,851	$3,284
Net cash used in investing activities	(8)	(21)
Net cash used in financing activities	(3,267)	(8,918)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	142
Net increase (decrease) in cash, cash equivalents and restricted cash	$562	$(5,513)

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2026 was $3.9 million, which primarily consisted of net income of $2.5 million, $154,000 increase in non-cash items and a $1.2 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $77,000 for net foreign currency effect and $56,000 for depreciation and amortization. The increase in cash from changes in operating assets and liabilities was primarily due to $2.8 million decrease in accounts receivable, offset partially by $2 million increase in deferred revenue and $1.9 million increase in merchant payables.
Cash paid for income tax, net of refunds received, during the three months ended March 31, 2026 and 2025 was $290,000 and $1.5 million, respectively.
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $8,000 and $21,000, respectively. The cash used in investing activities for the three months ended March 31, 2026 consisted of purchases of property and equipment.
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
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are important in the preparation of our condensed consolidated financial statements because they require that we use judgment and estimates in applying those policies. Preparation of the condensed consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our critical accounting policies include income taxes. For additional information about our critical accounting policies and estimates and recent accounting pronouncements, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025 as well as updates in the current fiscal year provided in “Note 1 Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO), Financial Controller, North America, Chief Membership Officer and General Counsel and other supporting Finance staff), as of March 31, 2026, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our Global CEO, Financial Controller, North America and Chief Membership Officer and General Counsel, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
The information set forth under “Note 4—Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated herein by reference. These risk factors could materially affect our business, financial position, or results of operations. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or results of operations.
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 500,000 shares of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
January 1, 2026 – January 31, 2026	—	$—	—	—
February 1, 2026 – February 28, 2026	—	$—	—	—
March 1, 2026 – March 31, 2026	500,000	$6.53	500,000	500,000
	500,000		500,000
On March 5, 2026, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the three months ended March 31, 2026, the Company repurchased 500,000 shares of common stock for an aggregate purchase price of $3.2 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of March 31, 2026, there were 500,000 shares remaining to be repurchased under this program.
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

Date: May 14, 2026